Form 10-Q
period 2004-06-30
HOLLY ENERGY PARTNERS LP
filed 2004-08-20
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-32225

HOLLY ENERGY PARTNERS, L.P.

Exact name of registrant as specified in its charter

Delaware	20-0833098

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Crescent Court, Suite 1600
Dallas, Texas 75201

(Address of principal executive offices)

(214) 871-3555

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s outstanding common units at August 18, 2004 was 7,000,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION	3
DESCRIPTION OF BUSINESS	3
FORWARD-LOOKING STATEMENTS	4
Item 1. Financial Statements	6
Consolidated Combined Balance Sheets	6
Consolidated Combined Statements of Income	7
Consolidated Combined Statements of Cash Flows	8
Consolidated Combined Statements of Comprehensive Income and Partners’ Equity	9
NOTES TO HISTORICAL CONSOLIDATED COMBINED FINANCIAL STATEMENTS	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risks	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	30
Item 1. Legal proceedings	30
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURES	32
Amended/Restated Agreement of Limited Partnership - Holly Energy Partners
Amended/Restated Agreement of Limited Partnership - HEP Operating Company
Certificate of Amendment to Certifcate of Limited Partnership
Amended/Restated Agreement of Limited Partnership - HEP Logistics Holdings
Amended/Restated Agreement of Limited Partnership - Holly Logistic Services
Amended/Restated Agreement of Limited Partnership - HEP Logistics GP LLC
Credit Agreement
Pledge Agreement
Consent & Agreement
Guaranty Agreement
Security Agreement
Form of Mortgage, Deed of Trust, Security Agreement
Omnibus Agreement
Pipelines and Terminals Agreement
Long-Term Incentive Plan
Annual Incentive Plan
Certification of CEO Under Section 302
Certification of CFO Under Section 302
Certification of CEO Under Section 906
Certification of CFO Under Section 906

PART I. FINANCIAL INFORMATION

DESCRIPTION OF BUSINESS

The financial statements presented in this Form 10-Q contain the results of Navajo Pipeline Co., L.P. (Predecessor) for all periods presented. These financial statements are a combination of the accounts of substantially all of the refined product pipeline and terminal operations of Holly Corporation and its subsidiaries (collectively “Holly”). The financial results of Navajo Pipeline Co., L.P. (Predecessor) pre-date the formation of the Registrant, Holly Energy Partners, L.P. (“HEP”), and subsequent transactions described below.

On March 15, 2004, a Registration Statement on Form S-1 was filed with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in West Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company.

On July 7, 2004, HEP priced 6,100,000 common units for the initial public offering and on July 8, 2004, HEP’s common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, HEP closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $155.7 million, before offering costs and underwriting commissions.

All the initial assets of HEP were contributed by Holly and its subsidiaries in exchange for (A) 7,000,000 subordinated units, representing 49% limited partner interests in HEP, (B) incentive distribution rights (as discussed in HEP’s partnership agreement), (C) the 2% general partner interest and (D) an aggregate cash distribution of $125.8 million.

The operating subsidiary of HEP, Holly Energy Partners — Operating, L.P., formed in anticipation of the Holly Energy Partners public offering entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. At closing of the initial public offering, $25 million was drawn under the facility.

The proceeds of the public offering and the $25 million borrowing were used to: establish $10 million working capital for HEP, distribute $125.8 million to Holly, repay $30.1 million of short-term debt to Holly, pay $13.7 underwriting commissions and other offering costs, and pay $1.1 million of deferred debt issuance costs related to the credit facility.

In reviewing the historical results of operations discussed herein, you should be aware of the following:

Until January 1, 2004, our historical revenues included only actual amounts received from:

•	third parties who utilized our pipelines and terminals;

•	Holly Corporation for use of our FERC-regulated refined product pipeline; and

•	Holly Corporation for use of the Lovington crude oil pipelines, which were not contributed to our partnership.

Until January 1, 2004, we did not record revenue for:

•	transporting products for Holly Corporation on our intrastate refined product pipelines;

•	providing terminalling services to Holly Corporation; and

•	transporting crude oil and feedstocks on two intermediate product pipelines that connect Holly Corporation’s Artesia and Lovington facilities, which were not contributed to our partnership.

Commencing January 1, 2004, we began charging Holly Corporation fees for the use of all of our pipelines and terminals at the rates set forth in our pipelines and terminals agreement described under “Agreements with Holly Corporation”.

In addition, our historical results of operations reflect the impact of the following acquisitions completed in June 2003:

•	the purchase of an additional 45% interest in the Rio Grande Pipeline Company on June 30, 2003, bringing our total ownership to 70%, which resulted in our consolidating the Rio Grande Pipeline Company from the date of this acquisition rather than accounting for it on the equity method; and

•	the purchase of terminals in Spokane, Washington, and Boise and Burley, Idaho, as well as the Woods Cross truck rack, all of which are related to the Woods Cross Refinery.

Furthermore, the historical financial data do not reflect any general and administrative expenses as Holly Corporation did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Our historical results of operations include costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.

For periods after commencement of operations by Holly Energy Partners, L.P. our financial statements will reflect:

•	the transfer of certain of our predecessor’s operations to Holly Energy Partners, L.P., which

-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the pipelines and terminals agreement and the recognition of revenues derived therefrom; and

•	the execution of an omnibus agreement with Holly Corporation and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to operation of the Company as a publicly owned entity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the initial public offering and related transactions and agreements.

While Management believes that the financial statements contained herein are presented in accordance with generally accepted accounting principles promulgated in the United States and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by HEP for periods subsequent to the formation and other transactions which resulted in the capitalization and start-up of HEP. Readers of this document are referred to HEP’s Prospectus dated July 7, 2004 for additional financial information regarding the pro forma financial results which we believe provide relevant and useful information when reviewing the financial statements of Navajo Pipeline Co., L.P. (Predecessor) contained herein.

References throughout this document to Holly Energy Partners, L.P. include Holly Energy Partners, L.P. and its consolidated subsidiaries. In this document, the words “we”, “our”, “ours”, and “us” refer only to Holly Energy Partners, L.P. and its consolidated subsidiaries or to Navajo Pipeline Co., L.P. and its subsidiaries as the predecessor to Holly Energy Partners, L.P.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form

10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	Risks and uncertainties with respect to the actual quantities of refined petroleum products shipped or terminalled on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of inefficiencies or shutdowns of refineries utilizing our pipeline and terminal facilities;

•	The effects of government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in the Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Registration Statement on Form S-1, as amended, filed with the SEC and declared effective July 7, 2004, and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements

Navajo Pipeline Co., L.P. (Predecessor)

Consolidated Combined Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$6,694
Accounts receivable:
Trade	849	755
Affiliates	50,289	30,101

	51,138	30,856
Inventories	293	248

Total current assets	53,439	37,798
Properties and equipment, net	95,516	95,826
Transportation agreement, net	5,759	6,801

Total assets	$154,714	$140,425

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$935	$2,745
Accounts payable-affiliates	18,819	21,322
Accrued liabilities	2,189	1,979
Short-term debt	30,082	30,082

Total current liabilities	52,025	56,128
Commitments and contingencies
Minority interests	13,220	14,476
Non-current liabilities	637	961
Net partners’ equity	88,832	68,860

Total liabilities and partners’ equity	$154,714	$140,425

See accompanying notes.

Navajo Pipeline Co., L.P. (Predecessor)

Consolidated Combined Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Affiliates	$13,369	$3,902	$25,783	$7,354
Third parties	5,151	2,210	11,509	4,420

	18,520	6,112	37,292	11,774

Operating costs and expenses:
Operations	6,208	6,467	12,660	11,633
Depreciation and amortization	1,691	806	3,737	1,985

	7,899	7,273	16,397	13,618

Operating income (loss)	10,621	(1,161)	20,895	(1,844)
Other income:
Equity in earnings of Rio Grande Pipeline Company	—	254	—	539
Interest and other income	37	35	72	72

	37	289	72	611

Income (loss) before minority interest	10,658	(872)	20,967	(1,233)
Minority interest in Rio Grande Pipeline Company	(307)	—	(995)	—

Net income (loss)	$10,351	$(872)	$19,972	$(1,233)

See accompanying notes.

Navajo Pipeline Co., L.P. (Predecessor)

Consolidated Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,972	$(1,233)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,737	1,985
Minority interest in Rio Grande Pipeline Company	995	—
Equity in earnings of Rio Grande Pipeline Company	—	(539)
(Increase) decrease in current assets:
Accounts receivable	(95)	71
Accounts receivable - affiliates	(19,900)	(4,507)
Inventories	(44)	(11)
Increase (decrease) in current liabilities:
Accounts payable	(1,810)	152
Accounts payable - affiliates	(2,506)	3,952
Accrued liabilities	(113)	1,041

Net cash provided by operating activities	236	911

Cash flows from investing activities:
Additions to properties and equipment	(2,672)	(2,341)
Cash distributions to minority interest	(2,250)	—
Purchase of a 45% interest in Rio Grande Pipeline Company, net of cash acquired	—	(21,368)

Net cash used for investing activities	(4,922)	(23,709)

Cash flows from financing activities:
Short-term financings	—	30,082

Net cash provided by financing activities	—	30,082

Cash and cash equivalents:
Increase (decrease) for the period	(4,686)	7,284
Beginning of period	6,694	—

End of period	$2,008	$7,284

See accompanying notes.

Navajo Pipeline Co., L.P. (Predecessor)

Consolidated Combined Statements of Comprehensive Income and Partners’ Equity
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Beginning partners’ equity	$78,481	$67,918	$68,860	$68,279
Net income (loss)	10,351	(872)	19,972	(1,233)
Other comprehensive income (loss)	—	—	—	—

Total comprehensive income (loss)	10,351	(872)	19,972	(1,233)

Ending partners’ equity	$88,832	$67,046	$88,832	$67,046

See accompanying notes.

NAVAJO PIPELINE CO., L.P. (PREDECESSOR)

NOTES TO HISTORICAL CONSOLIDATED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

     At June 30, 2004, Navajo Pipeline Co., L.P. (“NPL”) and its consolidated subsidiaries, herein referred to as the “Company” unless the context otherwise indicates, was a wholly-owned subsidiary of Holly Corporation (“Holly”). NPL is the predecessor of Holly Energy Partners, L.P., a Delaware limited partnership which commenced business July 13, 2004 upon completion of its initial public offering of limited partner interests pursuant to its Form S-1 Registration Statement. See Note 2 for further discussion of this transaction.

     The Company operates in one business segment, the operation of common carrier and proprietary petroleum pipeline and terminal facilities.

     Navajo Refining Company, L.P. (“Navajo”), another of Holly’s wholly-owned subsidiaries, owns a refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery, which produces high value refined products such as gasoline, diesel fuel and jet fuel, has a crude capacity of 75,000 barrels-per-day (“bpd”), can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. In conjunction with the operations of the Navajo Refinery, the Company operates approximately 780 miles of refined product pipelines as part of the Company’s product distribution network. The Company’s terminal operations include one truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona, as well as a refined product terminal in Mountain Home, Idaho.

     In June 2003, Holly acquired the Woods Cross refinery located in Salt Lake City and a related truck rack, as well as terminal facilities located in Washington and Idaho. The Woods Cross refinery, which produces high value refined products such as gasoline, diesel fuel and jet fuel, has a crude capacity of 25,000 bpd and serves markets in Utah, Idaho, Washington and Wyoming. In conjunction with Holly’s acquisition of the Woods Cross refinery, the Company acquired the related truck rack at the Woods Cross Refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho.

     Additionally, the Company owns a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases (“LPG”) to northern Mexico.

Principles of Consolidation and Combination

     The consolidated combined financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated. In addition, the consolidated financial statements include the financial position and results of operations of pipeline and terminal facilities owned by Holly and/or Navajo, which were contributed to the Partnership concurrently with the completion of its initial public offering.

     The consolidated combined financial statements also include financial data, at historical cost, related to the carved-in assets owned by Holly Corporation and its wholly-owned subsidiaries, other than the Company, that were contributed to Holly Energy Partners, L.P. upon completion of its initial public offering, all accounted for as entities under common control.

     On June 30, 2003, the Company acquired an additional 45% partnership interest in Rio Grande,

bringing its ownership to 70%. Prior to June 30, 2003, the Company accounted for its interest in Rio Grande as an equity investment, recognizing its representative share of Rio Grande’s reported income, plus amortization of the difference between the historical cost of its investment and the underlying equity in Rio Grande. Effective June 30, 2003, the Company consolidated the balance sheet of Rio Grande and fully consolidated Rio Grande’s operations and cash flows commencing July 1, 2003.

Interim Financial Statements

     The consolidated combined financial statements for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods for the predecessor of Holly Energy Partners, L.P.

     Such adjustments are considered to be of a normal recurring nature. Results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2004. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

Use of Estimates

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

     The majority of the accounts receivable are due from affiliates of Holly or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer’s financial condition and, in certain circumstances, collateral such as letters of credit or guarantees, is required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal.

Inventories

     Inventories consisting of materials and supplies are stated at the lower of cost, using the average cost method, or market.

Long-Lived Assets

     The Company evaluates long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the periods included in these financial statements.

Investments in Joint Ventures

     The Company accounts for investments in, and earnings from, joint ventures, where it has ownership of 50% or less, using the equity method.

Revenue Recognition

     Revenues are recognized as products are shipped through the Company’s pipelines and terminals, except that prior to January 1, 2004 pipeline tariff and terminal services fee revenues have not been recorded on services to affiliates for utilizing facilities not considered common carriers. Effective January 1, 2004, the Company adopted a new accounting policy requiring the recording of all tariffs and terminal service fees from affiliates. Prior to January 1, 2004, these revenues have not been recognized as the facilities were operated as a component of Holly’s petroleum refining and marketing business and there was no impact on Holly’s consolidated financial position or results of operations. Under the new policy, $8.9 million and $16.9 million of revenue was recognized in the three month and six month periods ended June 30, 2004.

     Additional pipeline transportation revenues result from an operating lease of an interest in the capacity of a Company pipeline.

Depreciation and Amortization

     Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 10 to 16 years for pipeline and terminal facilities, 23 to 33 years for certain regulated pipelines and 3 to 10 years for corporate and other assets. Maintenance, repairs and major replacements are generally expensed as incurred. Costs of replacements constituting improvement are capitalized. The transportation agreement asset is being amortized over the ten-year period of the agreement.

Environmental Costs

     Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Environmental costs recoverable through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.

Income Taxes

     As a partnership, the Company, including the operations contributed by Holly and/or Navajo, is not subject to income taxes. Accordingly, taxable income of the Company is allocated to the partners who are responsible for payment of any income taxes thereon.

Note 2: Initial Public Offering of Holly Energy Partners, L.P. (“HEP”)

     On March 15, 2004, a Registration Statement on Form S-1 was filed with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in Holly Energy Partners (“HEP”). HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in West Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company.

     On July 7, 2004, HEP priced 6,100,000 common units for the initial public offering; and on July 8, 2004, HEP’s common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, HEP closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $155.7 million, before offering costs and underwriting commissions. Holly Corporation, through a subsidiary, owns a 51% interest in HEP, including the general partner interest. The initial public offering represented the sale of a 49% interest in HEP.

     All the initial assets of HEP were contributed by Holly and its subsidiaries in exchange for (A) an aggregate of 7,000,000 subordinated units, representing 49% limited partner interests in HEP, (B)

incentive distribution rights (as discussed in HEP’s partnership agreement), (C) the 2% general partner interest and (D) an aggregate cash distribution of $125.8 million.

     The operating subsidiary of HEP, Holly Energy Partners — Operating, L.P., formed in anticipation of the Holly Energy Partners public offering, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. At closing of the initial public offering, $25 million was drawn under the facility.

     The proceeds of the public offering and the $25 million borrowing were used to: establish $10 million working capital for HEP, distribute $125.8 million to Holly, repay $30.1 million of short-term debt to Holly, pay $13.7 underwriting commissions and other offering costs, and pay $1.1 million of deferred debt issuance costs related to the credit facility.

     In connection with the offering, HEP entered into a 15-year pipelines and terminals agreement with Holly and several of its subsidiaries under which they agreed generally to transport or terminal volumes on certain of HEP’s initial facilities that will equal or exceed a specified minimum revenue amount annually (which will initially be $35.4 million and will adjust upward based on the producer price index) over the term of the agreement.

Note 3: Properties and Equipment

	June 30,	December 31,
	2004	2003
	(In thousands)
Land and right of way	$5,387	$5,372
Pipelines and terminals	131,294	130,042
Other	4,870	4,329
Construction in progress	899	541

	142,450	140,284
Less accumulated depreciation	46,934	44,458

	$95,516	$95,826

     During the six month periods ended June 30, 2004 and 2003, the Company capitalized no interest related to major construction projects.

Note 4: Investment in Rio Grande Pipeline Company

     In 1995, the Company entered into a joint venture, Rio Grande Pipeline Company (“Rio Grande”), to transport liquid petroleum gas to Mexico. The Company had a 25% interest in the joint venture through June 30, 2003 and accounted for its interest using the equity method. Effective June 30, 2003, the Company acquired an additional 45% interest in Rio Grande for $28.7 million, less cash acquired of $7.3 million that we recorded due to the consolidation of Rio Grande at the time of the additional 45% acquisition. This purchase was financed by non-interest bearing borrowings of $28.7 million from Holly Corporation. Subsequent to June 30, 2003, Rio Grande has been consolidated in the Company’s financial statements. The following condensed financial information relates to the period prior to its full consolidation in the financial statements.

June 30, 2003
(In thousands)
Current assets	$7,914
Property, plant and equipment, net	34,905
Other assets	7,843

$50,662

Current liabilities	$437
Partners’ equity	50,225

$50,662

Six Months Ended
June 30, 2003
(In thousands)
Revenues	$6,591

Operating income	$2,140

Net income	$2,156

     The $ 28.7 million purchase price for the additional 45% was $6.1 million greater than the underlying equity in the net assets of Rio Grande Pipeline Company. The excess of the allocated purchase price over the Company’s equity in the net assets of Rio Grande will be amortized over 10 years, or $0.6 million annually. Had the purchase been made effective January 1, 2003, the financial statements of Rio Grande would have been included in the consolidated financial statements of the Company for each subsequent period with the following pro forma impact on the consolidated combined statements of income.

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Revenues as reported	$37,292	$11,774
Revenues from Rio Grande Pipeline Company	—	6,591

Pro forma revenues	$37,292	$18,365

Net income (loss) as reported	$19,972	$(1,233)
Additional income from acquired interest	—	970

Pro forma net income (loss)	$19,972	$(263)

Note 5: Retirement and Benefit Plans

     Employees of the Company participate in the retirement and benefit plans of Holly. Holly charges the Company for costs associated with such retirement and benefit plans. The Company’s share of such costs for the three months ended June 30, 2004 and 2003 was $158,000 and $177,000, respectively. The Company’s share of such costs for the six months ended June 30, 2004 and 2003 was $377,000 and $283,000, respectively.

Note 6: Lease Commitments

     The Company leases certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. At June 30, 2004, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year total in the aggregate $15.9 million payable $5.3 million annually through June 2007. Rental expense charged to operations was $1.3 million in each of the three month periods ended June 30, 2004 and 2003 and $2.6 million in each of the six month periods ended June 30, 2004 and 2003.

Note 7: Contingencies

     The Company is a party to various legal and regulatory proceedings which it believes will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Note 8: Significant Customers

     All revenues are domestic revenues, of which 72%, 64%, 69% and 63% were received from Holly Corporation and its affiliates for the three month periods ended March 31, 2004 and 2003 and the six month periods ended June 30, 2004 and 2003, respectively. In addition, an independent third party customer accounted for 14%, 0%, 17% and 0% of revenues for the three month periods ended March 31, 2004 and 2003 and the six months periods ended June 30, 2004 and 2003, respectively. A second third party customer accounted for 9%, 26%, 9% and 27% of revenues for the three month periods ended March 31, 2004 and 2003 and the six month periods ended June 30, 2004 and 2003, respectively.

Note 9: Interest and Other Income

     The Company received interest income from Holly during each of the three and six month periods ended June 30, 2004 and 2003, based on common treasury accounts.

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 2, including but not limited to the sections on “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.

OVERVIEW

Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership recently formed by Holly Corporation and is the successor to Navajo Pipeline Co., L.P. (Predecessor). We operate a system of refined product pipelines and distribution terminals primarily in West Texas, New Mexico, Utah and Arizona. We generate revenues by charging tariffs for transporting refined products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal and therefore we are not directly exposed to changes in commodity prices. We serve Holly Corporation’s refineries in New Mexico and Utah under a 15 year pipelines and terminals agreement. Our assets include:

Refined Product Pipelines:

•	approximately 780 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel, and jet fuel from Holly Corporation’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico; and

•	a 70% interest in the Rio Grande Pipeline Company, a joint venture that owns a 249-mile refined product pipeline, that transports liquid petroleum gases, or LPGs, from West Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.

Refined Product Terminals:

•	five refined product terminals (two of which are 50% owned), located in El Paso, Texas; Moriarty, Bloomfield and Albuquerque, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1.1 million barrels, that are integrated with our refined product pipeline system;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 514,000 barrels, that serve third party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base; and

•	two refined product truck loading racks, one located within Holly Corporation’s Navajo Refinery that is permitted to load over 40,000 bpd of light refined products, and one located within Holly Corporation’s Woods Cross Refinery near Salt Lake City, Utah, that is permitted to load over 25,000 bpd of light refined products.

The financial statements and financial information for the three and six month periods ended June 30, 2004 and 2003 reflect the operations of Navajo Pipeline Co., L.P., the predecessor to Holly Energy Partners, L.P. We commenced operations July 13, 2004 upon completion of our initial public offering of limited partner interests and the concurrent contribution of substantially all of the operating assets of the predecessor business.

Our pipelines transport light refined products (gasoline, diesel and jet fuel) from Holly Corporation’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah, Idaho, Washington and northern Mexico. We also transport gasoline and diesel fuel for Alon USA LP from Orla, Texas to El Paso, Texas under three separate long-term capacity lease agreements. The substantial majority of our business is devoted to providing transportation and terminalling services to Holly Corporation.

Historical Results of Operations

In reviewing the historical results of operations that are discussed below, you should be aware of the following:

Until January 1, 2004, our historical revenues included only actual amounts received from:

•	third parties who utilized our pipelines and terminals;

•	Holly Corporation for use of our FERC-regulated refined product pipeline; and

•	Holly Corporation for use of the Lovington crude oil pipelines, which were not contributed to our partnership.

Until January 1, 2004, we did not record revenue for:

•	transporting products for Holly Corporation on our intrastate refined product pipelines;

•	providing terminalling services to Holly Corporation; and

•	transporting crude oil and feedstocks on two intermediate product pipelines that connect Holly Corporation’s Artesia and Lovington facilities, which were not contributed to our partnership.

Commencing January 1, 2004, we began charging Holly Corporation fees for the use of all of our pipelines and terminals at the rates set forth in our pipelines and terminals agreement described below under “Agreements with Holly Corporation”.

In addition, our historical results of operations reflect the impact of the following acquisitions completed in June 2003:

•	the purchase of an additional 45% interest in the Rio Grande Pipeline Company on June 30, 2003, bringing our total ownership to 70%, which resulted in our consolidating the Rio Grande Pipeline Company from the date of this acquisition rather than accounting for it on the equity method; and

•	the purchase of terminals in Spokane, Washington, and Boise and Burley, Idaho, as well as the Woods Cross truck rack, all of which are related to the Woods Cross Refinery.

Furthermore, the historical financial data do not reflect any general and administrative expenses as Holly Corporation did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Our historical results of operations include costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.

For periods after commencement of operations by Holly Energy Partners, L.P., our financial statements will reflect:

•	the transfer of certain of our predecessor’s operations to Holly Energy Partners, L.P., which

-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the pipelines and terminals agreement and the recognition of revenues derived therefrom; and

•	the execution of an omnibus agreement with Holly Corporation and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to operation of the Company as a publicly owned entity.

Agreements with Holly Corporation

Under a 15 year pipelines and terminals agreement we entered into with Holly Corporation concurrently with the closing of the initial public offering, Holly Corporation pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce at least $35.4 million of revenue in the first year. This minimum revenue commitment will increase each year at a rate equal to the percentage change in the producer price index, but will not decrease as a result of a decrease in the producer price index. Holly Corporation pays the published tariff rates on the pipelines and contractually agreed upon fees at the terminals. The tariffs will adjust annually at a rate equal to the percentage change in the producer price index. The terminal fees will adjust annually based upon an index comprised of comparable fees posted by a third party. Holly Corporation’s minimum revenue commitment applies only to the initial assets we acquired from Holly Corporation and may not be spread among assets we subsequently acquire. If Holly Corporation fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly Corporation’s minimum obligations are met.

Furthermore, if new laws or regulations that affect terminals or pipelines generally are enacted that require us to make substantial and unanticipated capital expenditures at the pipelines or terminals, we will have the right to negotiate a monthly surcharge on Holly Corporation for the use of the terminals or to file for an increased tariff rate for use of the pipelines to cover Holly Corporation’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and Holly Corporation will negotiate in good faith to agree on the level of the monthly surcharge or increased tariff rate.

Holly Corporation’s obligations under this agreement may be proportionately reduced or suspended if Holly Corporation shuts down or materially reconfigures one of its refineries. Holly Corporation will be required to give at least twelve months’ advance notice of any long-term shutdown or material reconfiguration. Holly Corporation’s obligations may also be temporarily suspended or terminated in certain circumstances.

Historically, Holly Corporation has not allocated any of its general and administrative expenses to its pipeline and terminalling operations. Under the Omnibus Agreement with Holly Corporation, we have agreed to pay Holly Corporation an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly Corporation or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. The fee may increase in the second and third years by the greater of 5% or the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. The $2.0 million fee includes expenses incurred by Holly Corporation and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or other employees of Holly Logistic Services, L.L.C. or the cost of their employee benefits, such as 401(k), pension and health insurance benefits. We will also reimburse Holly Corporation and its affiliates for direct expenses they incur on our behalf. In addition, we anticipate incurring additional general and administrative costs, including costs for tax return preparation, annual and quarterly reports to unit holders, investor relations, registrar and transfer agent fees, directors’ and officers’ insurance and other costs related to operating as a separate public entity. Under the Omnibus Agreement, Holly Corporation also agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering for any environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing prior to the closing date of our initial public offering.

Other Financial Data (Unaudited)

Supplemental Data

For periods after completion of the initial public offering of limited partner interests in HEP on July 13, 2004, HEP will report the financial data resulting initially only from those assets contributed from Holly Corporation and its subsidiaries to HEP. The Consolidated Combined Statements of Income presented in this Form 10-Q include revenues and expenses related to crude oil pipelines and gathering system assets that were not contributed to HEP, and therefore will not be included in HEP’s income for periods after July 13, 2004. The following tables segregate the Company’s revenue and expense data for the refined product pipeline and terminal assets that were contributed to HEP from the revenues and expenses for the crude system and intermediate pipeline assets that were not contributed to HEP, for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2004
	Refined Product	Crude Systems
	Pipelines and	and Intermediate	Total
	Terminals (1)	Pipelines (2)	Predecessor (3)
	(In thousands)
Revenues:
Affiliates	$9,437	$3,932	$13,369
Third Parties	4,955	196	5,151

	14,392	4,128	18,520

Operating costs and expenses:
Operations	5,149	1,059	6,208
Depreciation and amortization	1,496	195	1,691

	6,645	1,254	7,899

Operating income	7,747	2,874	10,621
Interest and other income	37	—	37

Income before minority interest	7,784	2,874	10,658
Minority interest in Rio Grande Pipeline Company	(307)	—	(307)

Net income	7,477	2,874	10,351
Add interest expense	—	—	—
Subtract interest income	37	—	37
Add depreciation and amortization	1,496	195	1,691

EBITDA (4)	$8,936	$3,069	$12,005

	Six Months Ended June 30, 2004
	Refined Product	Crude Systems
	Pipelines and	and Intermediate	Total
	Terminals (1)	Pipelines (2)	Predecessor (3)
	(In thousands)
Revenues:
Affiliates	$18,558	$7,225	$25,783
Third Parties	11,255	254	11,509

	29,813	7,479	37,292

Operating costs and expenses:
Operations	10,411	2,249	12,660
Depreciation and amortization	3,330	407	3,737

	13,741	2,656	16,397

Operating income	16,072	4,823	20,895
Interest and other income	72	—	72

Income before minority interest	16,144	4,823	20,967
Minority interest in Rio Grande Pipeline Company	(995)	—	(995)

Net income	15,149	4,823	19,972
Add interest expense	—	—	—
Subtract interest income	72	—	72
Add depreciation and amortization	3,330	407	3,737

EBITDA (4)	$18,407	$5,230	$23,637

(1)	Revenue and expense items generated by the pipeline and terminal assets contributed to HEP. These assets are included under the pipelines and terminals agreement with Holly Corporation. See “Agreements with Holly Corporation” for further discussion of this agreement.

(2)	Revenue and expense items generated by the crude system and intermediate pipeline assets that were not contributed to HEP. Historically, these items have been included in the income of Navajo Pipeline, L.P. as predecessor, but will not be included in the income of HEP beginning July 13, 2004.

(3)	Total income and expense items included in the Consolidated Combined Statements of Income of Navajo Pipeline Company, L.P. (Predecessor) included in this Form 10-Q for the stated period.

(4)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income, (ii) income tax provision, and (iii) depreciation, depletion and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles, however, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for financial covenants.

Operating Income (Loss) and Volumes

The following tables present income (loss) and volume information for the three and six month periods ended June 30, 2004 and 2003. Prior to January 1, 2004 we recorded pipeline tariff revenues only on FERC-regulated pipelines and terminal service fee revenues for third-party customers. No revenues from affiliates were recorded on non-FERC regulated pipelines and no terminal services fee revenues from affiliates were recorded for use of our terminal facilities. Commencing January 1, 2004 affiliate revenues have been recorded for all pipeline and terminal facilities included in our pipeline and terminal facilities. As a result, the information included in the following tables of operating income (loss) and volumes are not comparable on a year-over-year basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(In thousands)
Revenues
Pipelines
Affiliates	$7,115	$2,807	$14,099	$5,167
Third Parties	4,137	1,568	9,522	3,136

	11,252	4,375	23,621	8,303

Terminals & Truck Loading Racks
Affiliates	2,256	—	4,459	—
Third Parties	876	454	1,719	889

	3,132	454	6,178	889
Other	8	6	14	12

Total for refined product pipeline and terminal assets	14,392	4,835	29,813	9,204

Crude system and intermediate pipelines
Lovington crude oil pipelines	1,667	1,277	3,158	2,570
Intermediate pipelines	2,461	—	4,321	—

Total for crude system and intermediate pipeline assets	4,128	1,277	7,479	2,570

Total revenues	18,520	6,112	37,292	11,774

Operating costs and expenses
Costs related to contributed assets
Operations	5,149	4,173	10,411	8,244
Depreciation and amortization	1,496	597	3,330	1,569

	6,645	4,770	13,741	9,813
Crude system and intermediate pipelines
Operations	1,059	2,294	2,249	3,389
Depreciation and amortization	195	209	407	416

	1,254	2,503	2,656	3,805

Total operating costs and expenses	7,899	7,273	16,397	13,618

Operating income (loss)	$10,621	$(1,161)	$20,895	$(1,844)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Volumes (bpd)
Pipelines
Affiliates	65,081	57,637	65,197	54,717
Third Parties	28,946	13,276	31,069	13,556

	94,027	70,913	96,266	68,273

Terminals & Truck Loading Racks
Affiliates	115,118	79,775	115,350	76,768
Third Parties	27,282	13,765	26,540	13,306

	142,400	93,540	141,890	90,074

Total for refined product pipeline and terminal assets	236,427	164,453	238,156	158,347

Crude System and Intermediate Product Pipelines
Lovington crude oil pipelines	42,347	37,851	39,315	38,541
Intermediate pipelines	53,332	44,326	52,764	41,660

Total for crude system and intermediate pipeline assets	95,679	82,177	92,079	80,201

Total volumes (bpd)	332,106	246,630	330,235	238,548

Results of Operations – Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Summary

Net income for the three months ended June 30, 2004 was $10.4 million, compared to net loss of $0.9 million for the three months ended June 30, 2003. As of January 1, 2004, we began recording affiliate revenues on our pipelines, terminals, truck racks, and intermediate pipelines that had never been recorded before. As a result, our revenues in the second quarter 2004 increased $9.0 million over the second quarter 2003.

The remaining increases are due mainly to increased volumes for our pipelines and terminals and decreased environmental remediation expenses.

Revenues

Pipeline revenues from refined products increased by $6.9 million from $4.4 million for the three months ended June 30, 2003 to $11.3 million for the three months end June 30, 2004. Revenues increased by $4.3 million as a result of the change in policy to recording affiliate revenues on non-regulated pipelines, by $2.5 million as a result of the consolidation of Rio Grande Pipeline Company effective July 1, 2003 at which time we acquired a controlling interest and increased by $0.1 million as a result of increased volumes transported on the FERC regulated product pipeline. Volumes of refined products transported for affiliates increased from 57,600 bpd to 65,100 bpd reflecting the capacity increase at Navajo from 60,000 bpd crude charge to 75,000 bpd crude charge at the end of 2003. Volumes shipped for third parties increased from 13,300 bpd to 28,900 bpd principally as a result of the consolidation of Rio Grande Pipeline Company effective July 1, 2003 at which time we acquired a controlling interest.

Revenues from terminal and truck loading rack service fees increased from $0.5 million in the second quarter 2003 to $3.1 million in the second quarter 2004, or $2.6 million. Revenues from third parties increased by $0.4 million largely as a result of the acquisition of the Spokane terminal June 1, 2003, while affiliate terminal and truck loading services revenues first recorded in 2004 period were $2.2 million for the second quarter 2004. Volumes of refined products terminalled for affiliates increased from 79,800 bpd to 115,100 bpd reflecting the capacity increase at Navajo from 60,000 bpd crude charge to 75,000 bpd crude charge at the end of 2003 and the additional volumes from Holly’s Woods Cross refinery acquired in June 2003. Volumes teminalled for third parties increased from 13,700 bpd to 27,300 bpd as a result of the acquisition of the Spokane terminal in June 2003

Revenues from assets not being contributed to Holly Energy Partners, L.P. increased from $1.3 million to $4.1 million. Revenues on the FERC regulated Lovington crude system increased by $0.4 million as a result of increased volumes while revenues on intermediate product lines connecting Navajo’s refining facilities, first recorded in 2004, were $2.4 million.

Operating Costs and Expenses

Operating costs decreased 4%, or $0.3 million, from the second quarter 2003 to the second quarter 2004. Operating expenses for the second quarter of 2004 versus the second quarter 2003 increased $0.7 million due to the consolidation of Rio Grande, and $0.4 million for the Spokane, Boise, and Burley terminals, which were acquired in June 2003. Operating expenses decreased by $1.5 million from the second quarter 2003 to the second quarter 2004 because of the absence in 2004 of environmental remediation and maintenance expenses that were incurred for the Lovington crude system during 2003. The remaining $0.1 million increase is due to the intermediate pipelines.

Depreciation and Amortization

Depreciation and amortization expense was $0.9 million higher in the three months ended June 30, 2004 than in the three months ended June 30, 2003, due to the consolidation of Rio Grande Pipeline Company income beginning July 1, 2003.

Equity in Earnings of Rio Grande Pipeline Company and Minority Interest

We recorded $0.3 million equity in earnings of Rio Grande Pipeline Company in the second quarter of 2003. During this time, we had only 25% ownership of the joint venture. Since our acquisition of an additional 45% interest on June 30, 2004, we now include the earnings of Rio Grande Pipeline Company in our consolidated financial statements. The minority interest related to the 30% that we do not own reduced our income by $0.3 million in the second quarter of 2004.

Results of Operations – Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Summary

Net income for the six months ended June 30, 2004 was $20.0 million, a $21.2 million increase from the $1.2 million net loss for the six months ended June 30, 2003. The main reason for this increase is the change in policy to record all affiliate pipeline and terminalling service revenues beginning January 1, 2004. As a result, we recorded an additional $16.9 million of revenue in the first six months of 2004 that had never been recorded before.

We also began consolidating the results of Rio Grande Pipeline Company as of July 1, 2003 due to increasing our ownership to 70%. This resulted in $1.8 million more net income in the first six months of 2004 than in the first six months of 2003.

The remaining increase in earnings is due to general increased volumes for our pipeline and terminalling services in the first six months of 2004, the purchase of several new terminals on June 1, 2003, and decreased environmental remediation expenses for the first six months of 2004.

Revenues

Pipeline revenues from refined products increased by $15.3 million from $8.3 for the six months ended June 30, 2003 to $23.6 million for the six months end June 30, 2004. Revenues increased by $8.1 million as a result of the change in policy to recording all affiliate revenues, by $6.3 million as a result of the consolidation of Rio Grande Pipeline Company effective July 1, 2003, at which time we acquired a controlling interest and increased by $0.9 million as a result of increased volumes transported on the FERC-regulated product pipeline.

Revenues from terminal and truck loading rack service fees increased from $0.9 million in the 2003 period to $6.2 million in the 2004 period, or $5.3 million. Revenues from third parties increased by $0.8 million largely as a result of the acquisition of the Spokane terminal June 1, 2003, while affiliate revenues, first recognized in the 2004 period, were $4.5 million

Revenues from assets not being contributed to Holly Energy Partners, L.P. increased from $2.6 million to $7.5 million. Revenues on the FERC-regulated Lovington crude system increased by $0.6 million as a result of increased volumes while revenues on intermediate product lines connecting Navajo’s refining facilities, first recorded in 2004, were $4.3 million.

Changes in volumes transported and terminalled for the six month periods ended June 30, were comparable to changes reflected in the three months periods ended June 30.

Operating Costs and Expenses

Operating costs increased 9%, or $1.0 million, from the six months ended June 30, 2003 to the six months ended June 30, 2004. The consolidation of Rio Grande Pipeline Company began June 2003, contributing $1.3 million of this increased cost, and the purchase of the Spokane, Boise and Burley terminals in June 2003 contributed $0.6 million of the increased operating cost. Operating expenses also decreased by $1.5 million during this same period for environmental remediation and maintenance for the Lovington crude system during 2003. The remaining $0.6 million increase is due to general volume increases at the remaining pipeline and terminal facilities.

Depreciation and Amortization

Depreciation and amortization expense was $1.8 million higher in the six months ended June 30, 2004 than in the six months ended June 30, 2003. Of this increase, $1.7 is due to the consolidation of Rio Grande Pipeline Company income beginning July 1, 2003. The remaining $0.1 million increase is due to additions to other fixed assets.

Equity in Earnings of Rio Grande Pipeline Company and Minority Interest

We recorded $0.5 million equity in earnings of Rio Grande Pipeline Company in the six months ended June 31, 2003, reflecting our 25% ownership during that time. Since our acquisition of an additional 45% interest on June 30, 2004, we now include the earnings of Rio Grande Pipeline Company in our consolidated financial statements. The minority interest related to the 30% that we do not own reduced our income by $1.0 million in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Prior to the initial public offering of Holly Energy Partners, L.P., Holly Corporation utilized a common treasury function for all of its subsidiaries, whereby all cash receipts were deposited in Holly Corporation bank accounts and all cash disbursements were made from these accounts. Cash receipts from customers and cash payments to vendors for Navajo Pipeline Co., L.P. (Predecessor) were recorded in these common accounts. Thus, prior to the acquisition of control of Rio Grande Pipeline Company, no cash balances were reflected in the accounts of Navajo Pipeline Co., L.P. (Predecessor) other than the cash balances of Rio Grande Pipeline Company. Cash transactions handled by Holly Corporation for Navajo Pipeline Co., L.P. (Predecessor) were reflected in accounts receivable from affiliates and accounts payable to affiliates.

Holly Energy Partners, L.P. completed its initial public offering of 7,000,000 common units on July 13, 2004, realizing net proceeds of $145.4 million. Concurrent with the closing of the offering we entered into a four-year $100 million revolving credit facility agreement and borrowed $25 million under the agreement. The proceeds from the public offering and the borrowings were used to (1) pay offering costs of $3.4 million and deferred debt issuance costs of $1.1 million, (2) repay $30.1 million of debt we owed to Holly Corporation and (3) make a $125.8 million distribution to Holly Corporation. We retained $10 million to replenish working capital.

Upon completion of our initial public offering we have approximately $10 million of working capital exclusive of the $25 million drawn on our credit facility and any working capital of Rio Grande Pipeline Company. We now have $75 million available under our credit agreement.

Cash Flows from Operating Activities

Cash flows from operating activities decreased from $0.9 million for the six months ended June 30, 2003 to $0.2 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2004 was $20.0 million compared to a net loss of $1.2 million for the six months ended June 30, 2003. However, the net change in working capital increased cash flow from operations by $0.7 million for the six months ended June 30, 2003 and decreased cash flow from operations by $24.5 million for the six months ended June 30, 2004, principally as a result of the change in accounting policies related to revenues from affiliates. Depreciation increased cash flow from operations by $2.0 million for the six months ended June 30, 2003 and $3.7 million for the six months ended June 30, 2004. Items related to equity accounting versus consolidation of Rio Grande Pipeline Company increased cash flows from operations for the six months ended June 30, 2004 by $1.0 million and reduced cash flow from operations by $0.5 million for the six months ended June 30, 2003.

Cash Flows Used for Investing Activities and Capital Projects

Cash flows used for investing activities decreased from $23.7 million for the six months ended June 30, 2003 to $4.9 million for the six months ended June 30, 2004. Investment in properties and equipment for the six months ended June 30, 2004 increased by $0.3 million. During the period ended June 30, 2003 we acquired a 45% interest in Rio Grande Pipeline Company for $21.4 million. We also made distributions to minority interests in Rio Grande Pipeline Company of $2.3 million during the six months ended June 30, 2004.

Cash Flows from Financing Activities

Effective June 30, 2003, we acquired an additional 45% equity interest in Rio Grande Pipeline Company. On June 1, 2003, we acquired the Boise, Burley and Spokane terminals and the Woods Cross truck rack. These acquisitions were financed by a $30.1 million non-interest bearing loan from Holly.

Capital Requirements

Our pipeline and terminalling operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations. Our capital requirements have consisted of, and are expected to continue to consist primarily of, maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing or new assets, whether through construction or acquisition. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage, and pipeline integrity and safety and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals.

We have budgeted average annual maintenance capital expenditures for our operations of $1.5 million in each of 2004 and 2005. We anticipate that these capital expenditures will be funded with cash generated by operations.

Our capital requirements over the past six years have been met with internally generated funds including short-term non-interest bearing funding from affiliates. It is anticipated that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity capital offerings. See “Credit Agreement” below for information related to Holly Energy Partners, L.P. credit agreement entered into in July 2004.

Credit Agreement

We entered into a four-year $100 million senior secured revolving credit agreement on July 13, 2004 (the “Credit Agreement”). Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement.

The Credit Agreement is available to fund capital expenditures, acquisitions, working capital and for general partnership purposes. In addition, the credit agreement is available to fund letters of credit up to a $50 million sub-limit. Up to $5 million is available to fund distributions to unit holders.

We have the right to request an increase in the maximum amount of the Credit Agreement, up to $175 million. Such requests will become effective if (i) certain conditions specified in the credit agreement are met and (ii) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.

Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is non-recourse to our general partner and guaranteed by our subsidiaries.

We may prepay all loans at any time without penalty. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement. The initial $25 million borrowing is not a working capital borrowing under the Credit Agreement.

Indebtedness under the Credit Agreement bears interest, at our option, at either (i) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (ii) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We will incur a commitment fee on the unused portion of the credit agreement at a rate for the four most recently completed fiscal quarters of 37.5 or 50.0 basis points based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

The Credit Agreement imposes certain requirements, including: prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of certain levels of tangible net worth, EBITDA to interest expense ratio, and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Contractual Obligations and Contingences

Our contractual obligations at June 30, 2004 consisted of the following (in thousands):

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
Pipeline operating lease	$15,900	$5,300	$10,600	—	—
Short-term debt	$30,082	$30,082	—	—	—

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six-month periods ended June 30, 2004 and 2003.

Environmental Matters

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position in that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. These laws and regulations are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. However, if new laws or regulations that affect terminals or pipelines are enacted that require us to make substantial and unanticipated capital expenditures, we will be able to recover a portion of the cost from Holly Corporation. See “Agreements with Holly Corporation” for further discussion. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

We inspect our pipelines regularly using equipment rented from third party suppliers. Third parties also assist us in interpreting the results of the inspections.

Holly Corporation has agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of the initial public offering for environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing before the closing date.

Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a few of our properties where operations may have resulted in releases of hydrocarbons and other wastes.

We may experience future releases of refined products into the environment from our pipelines and terminals, or discover historical releases that were previously unidentified or not assessed. While we maintain an extensive inspection and audit program designed, as applicable, to prevent and to detect and address these releases promptly, damages and liabilities incurred due to any future environmental releases from our assets nevertheless have the potential to substantially affect our business.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Revenues are recognized as products are shipped through our pipelines and terminals, except that prior to January 1, 2004 pipeline tariff and terminal services fee revenues were not recorded on services utilizing non-FERC regulated pipelines. These revenues had not previously been recognized as the pipelines and terminals were operated as a component of Holly Corporation’s petroleum refining and marketing business. Commencing January 1, 2004, we began charging Holly Corporation pipeline tariffs and terminal service fees as set forth in the pipelines and terminals agreement. Additional pipeline transportation revenues result from an operating lease by Alon USA LP of an interest in the capacity of one of our pipelines.

The only revenues reflected in the historical financial data prior to January 1, 2004 are from (i) third parties who used our pipelines and terminals, (ii) Holly Corporation’s use of our FERC-regulated pipeline and (iii) Holly Corporation’s use of the Lovington intermediate pipelines, which have not been contributed to Holly Energy Partners, L.P.

Long-Lived Assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the six month periods ended June 30, 2004 and 2003.

Contingencies

In the future, we will be subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters.

The Omnibus Agreement also provides that Holly Corporation will indemnify us up to $15 million for certain environmental matters for a ten-year period beginning July 13, 2004.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements which would have material impact on our financial position or results of operations.

RISK MANAGEMENT

At June 30, 2004, we had outstanding unsecured debt of $30.1 million, which was repaid on July 13, 2004. We borrowed $25 million under our credit facility agreement on July 13, 2004. As the interest rates on our credit facility borrowings are reset frequently based on either the bank’s daily effective prime rate or a LIBOR rate, interest rate market risk is very low. A ten percent change in the market interest rate over the next year would not materially impact our earnings or cash flows.

Our operations are subject to normal hazards of operations, including fire, explosion and weather-related perils. We maintain various insurance coverages, including business interruption insurance, subject to certain deductibles. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with our credit agreement. Debt under our existing credit facility will bear interest at a variable rate based on LIBOR. We are not now utilizing, but we may in the future utilize, derivative instruments to hedge our exposure to variable interest rates.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities we do not have market risks associated with commodity prices.

We do have market risk related to the cost of power and fuels used in conducting our pipeline operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective in ensuring that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

HOLLY ENERGY PARTNERS, L.P.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are a party to various legal and regulatory proceedings which we believe will not have a material adverse impact on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On July 7, 2004, our registration statement on Form S-1 (SEC File No.: 333-113588), as amended, that we filed with the Securities and Exchange Commission relating to our initial public offering became effective. On July 8, 2004, our registration statement on Form S-1 (SEC File No.: 333-117217), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, covering an additional 100,000 common units became effective. The managing underwriter was Goldman, Sachs & Co. The closing date of our initial public offering was July 13, 2004 and on that date we sold 7,000,000 common units to the public at a price of $22.25 per common unit, or $155.75 million. The underwriting discount on this sale was $10.3 million. In addition, concurrent with the closing of our initial public offering, we entered into and borrowed $25 million under our four-year $100 million revolving credit agreement and incurred $1.1 million of debt issuance costs and related expenses. A summary of the proceeds received and the use of proceeds is as follow (in millions).

Proceeds Received:
Sale of common units	$155.7
Borrowing under credit facility	25.0

$180.7

Use of proceeds:
Underwriting discount	$10.3
Professional fees and other offering costs	3.4
Deferred debt issuance costs	1.1
Repayment of short-term debt	30.1
Retained for working capital	10.0
Distributed to Holly Corporation	125.8

$180.7

Upon completion of our initial public offering we have approximately $10 million of working capital exclusive of the $25 million drawn on our credit facility and any working capital of Rio Grande Pipeline Company. We now have $75 million available under our credit facility.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P.

3.2	First Amended and Restated Agreement of Limited Partnership of HEP Operating Company, L.P.

3.3	Certificate of Amendment to the Certificate of Limited Partnership of HEP Operating Company, L.P., dated July 30, 2004, changing the name from HEP Operating Company, L.P. to Holly Energy Partners – Operating, L.P.

3.4	First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P.

3.5	First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C.

3.6	First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C.

10.1	Credit Agreement, dated as of July 7, 2004, among HEP Operating Company, L.P., as borrower, the financial institutions party to this agreement, as banks, Union Bank of California, N.A., as administrative agent and sole lead arranger, Bank of America, National Association, as syndication agent, and Guaranty Bank, as documentation agent

10.2	Pledge Agreement, dated as of July 13, 2004

10.3	Consent and Agreement, entered into as of July 13, 2004

10.4	Guaranty Agreement, dated as of July 13, 2004

10.5	Security Agreement, dated as of July 13, 2004

10.6	Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement, dated July 13, 2004

10.7	Omnibus Agreement among Holly Corporation, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C. , HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and HEP Operating Company, L.P.

10.8	Pipelines and Terminals Agreement, dated July 13, 2004, by and among Holly Corporation, Navajo Refining Company, L.P., Holly Refining and Marketing Company, Holly Energy Partners, L.P., HEP Operating Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C., and HEP Logistics GP, L.L.C.

10.9	Holly Energy Partners, L.P. Long-Term Incentive Plan

10.10	Holly Logistic Services, L.L.C. Annual Incentive Plan

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 14, 2004, a Current Report on Form 8-K dated July 13, 2004 was filed under Item 5 Other Events announcing the closing of our initial public offering.

HOLLY ENERGY PARTNERS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.

(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: August 20, 2004	/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)