Form 10-Q
period 2004-09-30
HOLLY ENERGY PARTNERS LP
filed 2004-11-10
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-32225

HOLLY ENERGY PARTNERS, L.P.

Exact name of registrant as specified in its charter

Delaware	20-0833098

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, Suite 1600
Dallas, Texas 75201

(Address of principal executive offices)

(214) 871-3555

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The number of the registrant’s outstanding common units at November 1, 2004 was 7,000,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION

DESCRIPTION OF BUSINESS

The financial statements presented in this Form 10-Q contain the results of Navajo Pipeline Co., L.P. (Predecessor) (“NPL”) for periods presented through July 12, 2004. These financial statements are a combination of the accounts of substantially all of the refined product pipeline and terminal operations of Holly Corporation and its subsidiaries (collectively “Holly”). The financial results of NPL pre-date the commencement of operations of the Registrant, Holly Energy Partners, L.P. (“HEP”), and subsequent transactions described below.

The financial statements for the three-month and nine-month periods ended September 30, 2004 also include the results of operations of HEP for the period from July 13, 2004, the date HEP commenced operations. The balance sheet as of September 30, 2004 presents solely the consolidated financial position of HEP.

On March 15, 2004, a Registration Statement on Form S-1 was filed with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of limited partnership interests in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in West Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).

On July 7, 2004, HEP priced 6,100,000 common units for the initial public offering and on July 8, 2004, HEP’s common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, HEP closed its initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $145.5 million, net of $10.3 million underwriting commissions.

All the initial assets of HEP were contributed by Holly and its subsidiaries in exchange for a) 7,000,000 subordinated units, representing 49% limited partner interests in HEP, b) incentive distribution rights (as discussed in HEP’s partnership agreement), c) the 2% general partner interest, and d) an aggregate cash distribution of $125.6 million.

The operating subsidiary of HEP, Holly Energy Partners — Operating, L.P., formed in anticipation of the HEP public offering, entered into a four-year $100 million credit facility with Union Bank of California, as administrative agent and a lender, in conjunction with the initial public offering, with an option to increase the amount to $175 million under certain conditions. At closing of the initial public offering, $25 million was drawn under the facility.

The proceeds of the public offering and the $25 million borrowing were used to: establish $9.9 million working capital for HEP, distribute $125.6 million to Holly, repay $30.1 million of short-term debt to Holly, pay $13.8 million underwriting commissions and other offering costs, and pay $1.4 million of deferred debt issuance costs related to the credit facility.

In reviewing the historical results of operations discussed herein, you should be aware of the following:

Until January 1, 2004, our historical revenues included only actual amounts received from:

•	third parties who utilized our pipelines and terminals;

•	Holly for use of our FERC-regulated refined product pipeline; and

•	Holly for use of the Lovington crude oil pipelines, which were not contributed to our partnership.

Until January 1, 2004, we did not record revenue for:

•	transporting products for Holly on our intrastate refined product pipelines;

•	providing terminalling services to Holly; and

•	transporting crude oil and feedstocks on two intermediate product pipelines that connect Holly’s Artesia and Lovington facilities, which were not contributed to our partnership.

Commencing January 1, 2004, we began charging Holly fees for the use of all of our pipelines and terminals at the rates set forth in our pipelines and terminals agreement described under “Agreements with Holly”.

In addition, our historical results of operations reflect the impact of the following acquisitions completed in June 2003:

•	the purchase of an additional 45% interest in Rio Grande on June 30, 2003, bringing our total ownership to 70%, which resulted in our consolidating Rio Grande from the date of this acquisition rather than accounting for it on the equity method; and

•	the purchase of terminals in Spokane, Washington, and Boise and Burley, Idaho, as well as the Woods Cross truck rack, all of which are related to Holly’s Woods Cross Refinery.

Furthermore, the historical financial data for all periods prior to July 13, 2004 do not reflect any general and administrative expenses as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Our historical results of operations for all periods prior to July 13, 2004 include costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.

For periods after commencement of operations by HEP our financial statements reflect:

•	the transfer of certain of our predecessor’s operations to HEP, which

-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the pipelines and terminals agreement and the recognition of revenues derived therefrom; and

•	the execution of an omnibus agreement with Holly and several of its subsidiaries and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to operation of HEP as a publicly owned entity.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the initial public offering and related transactions and agreements.

While Management believes that the financial statements contained herein are presented in accordance with generally accepted accounting principles promulgated in the United States and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by HEP for periods subsequent to the formation and other transactions which resulted in the capitalization and start-up of HEP on July 13, 2004. Readers of this document are referred to HEP’s Prospectus dated July 7, 2004 for additional financial information regarding the pro forma financial results which we believe provide relevant and useful information when reviewing the financial statements of NPL contained herein.

References throughout this document to Holly Energy Partners, L.P. or HEP include Holly Energy Partners, L.P. and its consolidated subsidiaries. In this document, the words “we”, “our”, “ours”, and “us” refer to HEP and NPL collectively unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

Item 1. Financial Statements

Consolidated Balance Sheets

(Unaudited)

		Combined
		Navajo
		Pipeline Co., L.P.
	Holly Energy	(Predecessor)
	Partners, L.P.	December 31,
	September 30, 2004	2003
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$15,880	$6,694
Accounts receivable:
Trade	640	755
Affiliates	3,120	30,101

	3,760	30,856
Prepaid and other current assets	671	248

Total current assets	20,311	37,798
Properties and equipment, net	75,690	95,826
Transportation agreement, net	5,238	6,801
Deferred debt issuance cost, net	1,362	—

Total assets	$102,601	$140,425

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$2,745
Accounts payable – affiliates	—	21,322
Accrued liabilities	1,398	1,979
Short-term debt	—	30,082

Total current liabilities	2,531	56,128
Commitments and contingencies	—	—
Long-term debt	25,000	—
Other long-term liabilities	683	961
Minority interest	12,974	14,476
Partners’ equity:
Predecessor partners’ equity	—	68,860
Common unitholders (7,000,000 units issued and outstanding September 30, 2004)	144,365	—
Subordinated unitholders (7,000,000 units issued and outstanding September 30, 2004)	(59,625)	—
General partner interest (2% interest with 285,714 equivalent units outstanding September 30, 2004)	(23,327)	—

Total partners’ equity	61,413	68,860

Total liabilities and partners’ equity	$102,601	$140,425

See accompanying notes.

Holly Energy Partners, L.P.

Navajo Pipeline Co., L.P. (Predecessor)
Consolidated Combined Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per unit data)
Revenues:
Affiliates	$9,650	$3,704	$35,433	$11,058
Third parties	4,832	5,859	16,341	10,279

	14,482	9,563	51,774	21,337

Operating costs and expenses:
Operations	5,245	7,141	17,905	18,774
Depreciation and amortization	1,749	1,943	5,486	3,928
General and administrative	888	—	888	—

	7,882	9,084	24,279	22,702

Operating income (loss)	6,600	479	27,495	(1,365)

Other income (expense):
Equity in earnings of Rio Grande Pipeline Company	—	—	—	539
Interest income	16	35	88	107
Interest expense	(301)	—	(301)	—

	(285)	35	(213)	646

Income (loss) before minority interest	6,315	514	27,282	(719)
Minority interest in Rio Grande Pipeline Company	(324)	(160)	(1,319)	(160)

Net income (loss)	5,991	354	25,963	(879)
Less:
Net income (loss) attributable to Navajo Pipeline Co. (Predecessor)	1,132	354	21,104	(879)
General partner interest in net income	97	—	97	—

Limited partners’ interest in net income	$4,762	$—	$4,762	$—

Net income per limited partners’ unit - Basic and diluted	$0.34	$—	$0.34	$—

Weighted average limited partners’ units outstanding	14,000	—	14,000	—

See accompanying notes.

Holly Energy Partners, L.P.

Navajo Pipeline Co., L.P. (Predecessor)
Consolidated Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$25,963	$(879)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,486	3,928
Minority interest in Rio Grande Pipeline Company	1,319	160
Equity in earnings of Rio Grande Pipeline Company (through June 30, 2003)	—	(539)
(Increase) decrease in current assets:
Accounts receivable – trade	65	57
Accounts receivable – affiliates	(24,665)	(7,118)
Prepaid and other current assets	(542)	(15)
Increase (decrease) in current liabilities:
Accounts payable	(499)	23
Accounts payable – affiliates	(2,506)	5,902
Accrued liabilities	328	1,058

Net cash provided by operating activities	4,949	2,577

Cash flows from investing activities
Additions to properties and equipment	(2,824)	(2,501)
Cash distribution to minority interest	(2,820)	—
Purchase 45% interest in Rio Grande Pipeline Company	—	(21,368)

Net cash used for investing activities	(5,644)	(23,869)

Cash flows from financing activities
Proceeds from issuance of common units, net of underwriter discount	145,460	—
Distributions to partners	(125,612)	—
Repayment of debt	(30,082)	—
Proceeds from borrowings	25,000	30,082
Offering costs	(3,476)	—
Deferred debt issuance costs	(1,409)	—

Net cash provided by financing activities	9,881	30,082

Cash and cash equivalents
Increase for period	9,186	8,790
Beginning of period	6,694	—

End of period	$15,880	$8,790

See accompanying notes.

Holly Energy Partners, L.P.
Navajo Pipeline Co., L.P. (Predecessor)

Consolidated Combined Statement of Partners’ Equity (Deficit)
(Unaudited)

		Holly Energy Partners, L.P.
	Navajo Pipeline			General
	Co., L.P.	Common	Subordinated	Partner
	(Predecessor)	Units	Units	Interest	Total
			(In thousands)
Balance December 31, 2003	$68,860	$—	$—	$—	$68,860
Assets and liabilities not contributed to Holly Energy Partners, L.P.	(49,782)	—	—	—	(49,782)
Net income through July 12, 2004	21,104	—	—	—	21,104
Allocation of net parent investment to unitholders	(40,182)	—	38,606	1,576	—
Proceeds from initial public offering, net of underwriter discount	—	145,460	—	—	145,460
Offering costs		(3,476)	—	—	(3,476)
Distributions	—	—	(100,612)	(25,000)	(125,612)
Net income from July 13, 2004 through September 30, 2004	—	2,381	2,381	97	4,859

Balance September 30, 2004	$—	$144,365	$(59,625)	$(23,327)	$61,413

See accompanying notes.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Description of Business

     Holly Energy Partners, L.P. (“HEP”) and its consolidated subsidiaries is a publicly held master limited partnership, 51% owned by Holly Corporation (“Holly”). HEP commenced operations July 13, 2004. Concurrently with the completion of its initial public offering, Navajo Pipeline Co., L.P. (Predecessor) (“NPL”) and its affiliates, a wholly owned subsidiary of Holly, contributed a substantial portion of its assets to HEP. In this document, the words “we”, “our”, “ours” and “us” refer to HEP and NPL collectively unless the context otherwise indicates. See Note 2 for a further description of these transactions.

     We operate in one business segment — the operation of common carrier and proprietary petroleum pipeline and terminal facilities.

     Navajo Refining Company, L.P. (“Navajo”), another of Holly’s wholly-owned subsidiaries, owns a refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated 65 miles away in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery, which produces high value refined products such as gasoline, diesel fuel and jet fuel, has a crude capacity of 75,000 barrels per day (“bpd”), can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. In conjunction with Holly’s operation of the Navajo Refinery, we operate approximately 780 miles of refined product pipelines as part of our product distribution network. Our terminal operations include one truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona, as well as a refined product terminal in Mountain Home, Idaho.

     In June 2003, Holly acquired the Woods Cross refinery located in Salt Lake City and a related truck rack, as well as terminal facilities located in Washington and Idaho. In conjunction with Holly’s acquisition of the Woods Cross refinery, we acquired the related truck rack at the Woods Cross Refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho.

     Additionally, we own a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases (“LPG”) to northern Mexico.

Principles of Consolidation and Combination

     The consolidated combined financial statements include our accounts and those of our subsidiaries. All significant inter-company transactions and balances have been eliminated. In addition, the consolidated financial statements include the financial position and results of operations of pipeline and terminal facilities owned by Holly and/or Navajo, which were contributed to HEP concurrently with the completion of our initial public offering.

     The consolidated combined financial statements also include financial data, at historical cost, related to the assets owned by Holly and its wholly-owned subsidiaries, other than HEP, that were contributed to us upon completion of our initial public offering, all accounted for as entities under common control. The distributions paid to Holly upon formation of HEP were in excess of the historical cost of the assets contributed.

     On June 30, 2003, we acquired an additional 45% partnership interest in Rio Grande, bringing our ownership to 70%. Prior to June 30, 2003, we accounted for our interest in Rio Grande as an equity investment, recognizing our representative share of Rio Grande’s reported income, plus amortization of the difference between the historical cost of our investment and the underlying equity in Rio Grande. Effective June 30, 2003, we consolidated the balance sheet of Rio Grande and fully consolidated Rio Grande’s operations and cash flows commencing July 1, 2003.

Interim Financial Statements

     The consolidated combined financial statements for the three months and nine months ended September 30, 2004 and 2003 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated combined statements of operations, cash flow and partners’ equity (deficit) include the accounts of NPL through July 12, 2004 and HEP for the period from July 13, 2004 to September 30, 2004.

     The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2004. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

Use of Estimates

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     For purposes of the statements of cash flows, we consider all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents.

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

Investments in Joint Ventures

     We account for investments in and earnings from joint ventures, where we have ownership of 50% or less, using the equity method. We currently have no investments in joint ventures in which we have less than 50% ownership.

Revenue Recognition

     Revenues are recognized as products are shipped through our pipelines and terminals, except that prior to January 1, 2004 pipeline tariff and terminal services fee revenues have not been recorded on services to affiliates for utilizing facilities not considered common carriers. Effective January 1, 2004, we began recording all tariffs and terminal service fees from affiliates, resulting in recognition of an additional $6.6 million and $23.5 million of revenue in the three and nine months ended September 30, 2004. Prior to January 1, 2004, the affiliate revenues on these pipelines, terminals, and truck loading racks had not been recognized as the facilities were operated as a component of Holly’s petroleum refining and marketing business and there was no impact on Holly’s consolidated financial position or results of operations.

     Additional pipeline transportation revenues result from an operating lease to a third party of an interest in the capacity of one of our pipelines.

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

Income Taxes

     As a partnership, we are not an entity subject to income taxes. Accordingly, there is no provision for income tax included in our consolidated financial statements. Taxable income, gain, loss and deductions are allocated to the partners who are responsible for payment of any income taxes thereon.

Note 2: Initial Public Offering of HEP

     On March 15, 2004, a Registration Statement on Form S-1 was filed with the SEC relating to a proposed underwritten initial public offering of limited partnership interests in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in West Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande.

     On July 7, 2004, we priced 6,100,000 common units for the initial public offering; and on July 8, 2004, our common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, we closed our initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $145.5 million, net of $10.3 million underwriting commissions. Holly, through a subsidiary, owns a 51% interest in HEP, including the general partner interest. The initial public offering represented the sale of a 49% interest in HEP.

     All of our initial assets were contributed by Holly and its subsidiaries in exchange for: a) an aggregate of 7,000,000 subordinated units, representing 49% limited partner interests in HEP, b) incentive distribution rights (as set forth in HEP’s partnership agreement), c) the 2% general partner interest, and d) an aggregate cash distribution of $125.6 million.

     The following table presents the assets and liabilities of our predecessor immediately prior to contributing assets to HEP, the assets and liabilities contributed to HEP, and the predecessor’s assets and liabilities that were not contributed to HEP:

	Navajo Pipeline	Contributed to
	Co., L.P.	Holly Energy
	(Predecessor)	Partners, L.P.	Not
	7/12/04	7/13/04	Contributed
	(In thousands)
Cash	$2,268	$2,268	$—
Accounts receivable – trade	850	800	50
Accounts receivable – affiliates	51,934	—	51,934
Prepaid and other current assets	292	173	119
Properties and equipment, net	95,337	76,605	18,732
Transportation agreement, net	5,692	5,692	—

Total assets	156,373	85,538	70,835

Accounts payable – trade	1,452	339	1,113
Accounts payable – affiliates	18,819	—	18,819
Accrued liabilities	1,018	534	484
Short-term debt	30,082	30,082	—
Non-current liabilities	1,775	1,138	637
Minority interest	13,263	13,263	—

Total liabilities	66,409	45,356	21,053

Net Assets	$89,964	$40,182	$49,782

     We used the proceeds of the public offering and $25 million drawn under our credit facility agreement to: establish $9.9 million working capital for HEP, distribute $125.6 million to Holly, repay $30.1 million of short-term debt to Holly, pay $13.8 million underwriting commissions and other offering costs, and pay $1.4 million of deferred debt issuance costs related to the credit facility.

     In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly and several of its subsidiaries (the “Pipelines and Terminals Agreement”) under which they agreed generally to transport or terminal volumes on certain of our initial facilities that will result in revenues to HEP that will equal or exceed a specified minimum revenue amount annually (which is initially $35.4 million and will adjust upward based on the producer price index) over the term of the agreement. We have recorded $8.0 million of revenues from Holly under the Pipelines and Terminals Agreement for the period July 13, 2004 through September 30, 2004.

     We also entered into an omnibus agreement with Holly and certain of its subsidiaries that became effective July 13, 2004 (the “Omnibus Agreement”) and determines the services that Holly will provide to us. Under the Omnibus Agreement, Holly will charge us $2.0 million annually for general and administrative services that it provides, including but not limited to: executive, finance, legal, information technology and administrative services. As of September 30, 2004, we have recorded $0.4 million of general and administrative expense under the agreement.

Note 3: Properties and Equipment

	September 30,	December 31,
	2004	2003
	(In thousands)
Pipelines and terminals	$103,442	$130,042
Land and right of way	4,865	5,372
Other	4,367	4,329
Construction in progress	626	541

	113,300	140,284
Less accumulated depreciation	37,610	44,458

	$75,690	$95,826

     During the nine-month periods ended September 30, 2004 and 2003, we did not capitalize any interest related to major construction projects.

Note 4: Investment in Rio Grande Pipeline Company

     In 1995, our predecessor (NPL) entered into a joint venture, Rio Grande, to transport liquid petroleum gas to northern Mexico. NPL had a 25% interest in the joint venture through June 30, 2003 and accounted for this interest using the equity method. Effective June 30, 2003, we acquired an additional 45% interest in Rio Grande for $28.7 million, less cash acquired of $7.3 million that we recorded due to the consolidation of Rio Grande at the time of the additional 45% acquisition. This purchase was financed by non-interest bearing borrowings of $28.7 million from Holly. Subsequent to June 30, 2003, Rio Grande has been consolidated in our financial statements. The following condensed financial information of Rio Grande relates to the period prior to its full consolidation in our financial statements.

June 30, 2003
(In thousands)
Current assets	$7,914
Property, plant and equipment, net	34,905
Other assets	7,843

$50,662

Current liabilities	$437
Partners’ equity	50,225

$50,662

Six Months
Ended
June 30, 2003
(In thousands)
Revenues	$6,591

Operating income	$2,140

Net income	$2,156

     The $ 28.7 million purchase price for the additional 45% was $6.1 million greater than the underlying equity in the net assets of Rio Grande. The excess of the allocated purchase price over our equity in the net assets of Rio Grande is being amortized over 10 years, or $0.6 million annually. Had the purchase been made effective January 1, 2003, the financial statements of Rio Grande would have been included in our consolidated financial statements for each subsequent period with the following pro forma impact on the consolidated combined statements of operations.

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Revenues as reported	$51,774	$21,337
Revenues from Rio Grande Pipeline Company	—	6,591

Pro forma revenues	$51,774	$27,928

Net income (loss) as reported	$25,963	$(879)
Additional income from acquired interest	—	970

Pro forma net income	$25,963	$91

Note 5: Employees, Retirement and Benefit Plans

     Employees who provide direct services to us – other than Rio Grande employees — are employed by a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with the Omnibus Agreement we entered into with Holly.

     These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs for the three months ended September 30, 2004 and 2003 was $0.2 million. Our share of such costs for the nine months ended September 30, 2004 and 2003 was $0.6 million and $0.5 million, respectively.

Note 6: Credit Agreement

     In conjunction with our initial public offering on July 13, 2004, we entered into a four-year $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. Upon closing of our initial public offering, we drew $25 million under the Credit Agreement, which was outstanding at September 30, 2004. For the three and nine months ended September 30, 2004, interest expense includes: $62,000 paid for interest on the outstanding debt; $107,000 interest accrued on the outstanding debt; $68,000 accrued commitment fee expense on the unused portion of the Credit Agreement; and $64,000 amortization of the deferred debt issuance costs.

     The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit. Up to $5 million is available to fund distributions to unit holders.

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

     Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to our general partner and guaranteed by our subsidiaries.

     We may prepay all loans at any time without penalty. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement. The initial $25 million borrowing is not a working capital borrowing under the Credit Agreement and is classified as a long-term liability. As the borrowing is not designated as a working capital borrowing, we may, at our option, extend and renew this borrowing.

     Indebtedness under the Credit Agreement bears interest, at our option, at either (i) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (ii) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

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

Note 7: Restricted Units

     In August 2004, we authorized the grant of 4,614 restricted common units to our outside directors under the provisions of our Long-Term Incentive Plan. These are to be purchased in the open market and will vest in August 2007. Ownership in these units is subject to restrictions until the vesting date, but recipients will have distribution rights from the date of grant. The estimated cost of these grants is being expensed over their corresponding vesting periods and $7,000 has been expensed in the three and nine months ended September 30, 2004.

Note 8: Lease Commitments

     We lease certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. As of September 30, 2004, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year total in the aggregate $14.6 million, payable $5.3 million annually through June 2007. Rental expense charged to operations was $1.3 million in each of the three-month periods ended September 30, 2004 and 2003 and $3.9 million in each of the nine-month periods ended September 30, 2004 and 2003.

Note 9: Contingencies

     We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 10: Significant Customers

     All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly and two third party customers. The following table presents the percentage of total revenues generated by each of these three customers for the three- and nine-month periods ended September 30, 2004 and 2003.

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Holly	67%	39%	69%	52%
Customer A	16%	32%	17%	15%
Customer B	11%	17%	9%	22%

Note 11: Interest and Other Income

     We received interest income from Holly during each of the three- and nine-month periods ended September 30, 2004 and 2003, based on common treasury accounts prior to our initial public offering on July 13, 2004. Since that date, we maintain our own treasury accounts separate from Holly.

Note 12: Distribution to Unitholders

     On November 2, 2004, we announced our first regular cash distribution for the third quarter of 2004 of $0.435 per unit, based on the minimum quarterly cash distribution of $0.50 prorated for the period since the initial public offering on July 13, 2004. The distribution is payable on all common, subordinated and general partner units and will be paid November 19, 2004, to all unitholders of record November 12, 2004. The aggregate amount of the distribution will be $6.2 million.

HOLLY ENERGY PARTNERS, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections on “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.

OVERVIEW

Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership recently formed by Holly Corporation (“Holly”) and is the successor to Navajo Pipeline Co., L.P. (Predecessor) (“NPL”). On March 15, 2004, we filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of limited partnership interests in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in West Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”).

On July 7, 2004, we priced 6,100,000 common units for the initial public offering and on July 8, 2004, our common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, we closed our initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $145.5 million, net of $10.3 million underwriting commissions. See “Liquidity and Capital Resources” below for further discussion of the proceeds.

We operate a system of refined product pipelines and distribution terminals primarily in West Texas, New Mexico, Utah and Arizona. We generate revenues by charging tariffs for transporting refined products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal and therefore we are not directly exposed to changes in commodity prices. We serve Holly’s refineries in New Mexico and Utah under a 15 year pipelines and terminals agreement with Holly (“Pipelines and Terminals Agreement”). Our assets include:

Refined Product Pipelines:

•	approximately 780 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel, and jet fuel from Holly’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico; and

•	a 70% interest in Rio Grande, a joint venture that owns a 249-mile refined product pipeline, that transports liquid petroleum gases, or LPGs, from West Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.

Refined Product Terminals:

•	five refined product terminals (one of which is 50% owned), located in El Paso, Texas; Moriarty, Bloomfield and Albuquerque, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1.1 million barrels, that are integrated with our refined product pipeline system;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 514,000 barrels, that serve third party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base; and

•	two refined product truck loading racks, one located within Holly’s Navajo Refinery that is permitted to load over 40,000 barrels per day (“bpd”) of light refined products, and one located within Holly’s Woods Cross Refinery near Salt Lake City, Utah, that is permitted to load over 25,000 bpd of light refined products.

The financial statements and financial information for the three- and nine-month periods ended September 30, 2004 and 2003 reflect the operations of HEP from July 13, 2004 and NPL, the predecessor to HEP for all periods prior to July 13, 2004. HEP commenced operations on July 13, 2004 upon completion of our initial public offering of limited partner interests and the concurrent contribution of most of the operating assets of the predecessor business to HEP.

Our pipelines transport light refined products (gasoline, diesel and jet fuel) from Holly’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah, Idaho, Washington and northern Mexico. We also transport gasoline and diesel fuel for Alon USA LP from Orla, Texas to El Paso, Texas under three separate long-term capacity lease agreements. The substantial majority of our business is devoted to providing transportation and terminalling services to Holly.

Historical Results of Operations

In reviewing the historical results of operations that are discussed below, you should be aware of the following:

Until January 1, 2004, our historical revenues included only actual amounts received from:

•	third parties who utilized our pipelines and terminals;

•	Holly for use of our FERC-regulated refined product pipeline; and

•	Holly for use of the Lovington crude oil pipelines, which were not contributed to our partnership.

Until January 1, 2004, we did not record revenue for:

•	transporting products for Holly on our intrastate refined product pipelines;

•	providing terminalling services to Holly; and

•	transporting crude oil and feedstocks on two intermediate product pipelines that connect Holly’s Artesia and Lovington facilities, which were not contributed to our partnership.

Commencing January 1, 2004, we began charging Holly fees for the use of all of our pipelines and terminals at the rates set forth in our Pipelines and Terminals Agreement described below under “Agreements with Holly Corporation”.

In addition, our historical results of operations reflect the impact of the following acquisitions completed in June 2003:

•	the purchase of an additional 45% interest in Rio Grande on June 30, 2003, bringing our total ownership to 70%, which resulted in our consolidating Rio Grande effective from the date of this acquisition rather than accounting for it on the equity method; and

•	the purchase of terminals in Spokane, Washington, and Boise and Burley, Idaho, as well as the Woods Cross truck rack, all of which are related to Holly’s Woods Cross Refinery.

Furthermore, the historical financial data do not reflect any general and administrative expenses prior to July 13, 2004 as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Our historical results of operations prior to July 13, 2004 include costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.

For periods after commencement of operations by HEP on July 13, 2004, our financial statements reflect:

•	net proceeds from our initial public offering which closed on July 13, 2004 (see “Liquidity and Capital Resources” below);

•	the transfer of certain of our predecessor’s operations to HEP, which

-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the Pipelines and Terminals Agreement and the recognition of revenues derived therefrom; and

•	the execution of an omnibus agreement with Holly and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to our operation as a publicly owned entity.

Agreements with Holly Corporation

Under a 15-year Pipelines and Terminals Agreement we entered into with Holly concurrently with the closing of the initial public offering, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce at least $35.4 million of revenue in the first year. This minimum revenue commitment will increase each year at a rate equal to the percentage change in the producer price index, but will not decrease as a result of a decrease in the producer price index. Holly pays the published tariff rates on the pipelines and contractually agreed upon fees at the terminals. The tariffs will adjust annually at a rate equal to the percentage change in the producer price index. The terminal fees will adjust annually based upon an index comprised of comparable fees posted by a third party. Holly’s minimum revenue commitment applies only to the initial assets we acquired from Holly and may not be spread among assets we subsequently acquire. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.

Furthermore, if new laws or regulations that affect terminals or pipelines generally are enacted that require us to make substantial and unanticipated capital expenditures at the pipelines or terminals, we will have the right to negotiate a monthly surcharge on Holly for the use of the terminals or to file for an increased tariff rate for use of the pipelines to cover Holly’s pro rata portion of the cost of complying with these laws or regulations, after we have made efforts to mitigate their effect. We and Holly will negotiate in good faith to agree on the level of the monthly surcharge or increased tariff rate.

Holly’s obligations under this agreement may be proportionately reduced or suspended if Holly shuts down or materially reconfigures one of its refineries. Holly will be required to give at least twelve months’ advance notice of any long-term shutdown or material reconfiguration. Holly’s obligations may also be temporarily suspended or terminated in certain circumstances.

Historically prior to July 13, 2004, Holly has not allocated any of its general and administrative expenses to its pipeline and terminalling operations. Under the Omnibus Agreement with Holly, we have agreed to pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. The fee may increase in the second and third years by the greater of 5% or the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. The $2.0 million fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or other employees of Holly Logistic Services, L.L.C. or the cost of their employee benefits, such as 401(k), pension and health insurance benefits. We will also reimburse Holly and its affiliates for direct expenses they incur on our behalf. In addition, we anticipate incurring additional general and administrative costs, including costs for tax return preparation, annual and quarterly reports to unit holders, investor relations, registrar and transfer agent fees, directors’ and officers’ insurance and other costs related to operating as a separate public entity. Under the Omnibus Agreement, Holly also agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering for any environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing prior to the closing date of our initial public offering.

Other Financial Data (Unaudited)

Supplemental Data

For periods after completion of the initial public offering of limited partner interests in HEP on July 13, 2004, HEP reports the financial data resulting initially only from those assets contributed from Holly and its subsidiaries to HEP. The Consolidated Combined Statements of Operations presented in this Form 10-Q include revenues and expenses related to crude oil pipelines and gathering system assets that were not contributed to HEP, and therefore are not included in HEP’s income for periods after July 12, 2004. The following tables segregate our revenue and expense data for the refined product pipeline and terminal assets that were contributed to HEP from the revenues and expenses for the crude system and intermediate pipeline assets that were not contributed to HEP, for the three and nine months ended September 30, 2004.

	Three Months Ended September 30, 2004
				Crude
				Systems and
	Refined Product Pipelines and			Intermediate
	Terminals (1)			Pipelines (2)	Total (3)
	HEP	Predecessor	Total	Predecessor
	(In thousands)
Revenues:
Affiliates	$8,004	$1,253	$9,257	$393	$9,650
Third Parties	4,186	625	4,811	21	4,832

	12,190	1,878	14,068	414	14,482
Operating costs and expenses:
Operations	4,368	787	5,155	90	5,245
Depreciation and amortization	1,503	220	1,723	26	1,749
General and administrative	887	1	888	—	888

	6,758	1,008	7,766	116	7,882

Operating income	5,432	870	6,302	298	6,600

Interest income	9	7	16	—	16
Interest expense, including amortization	(301)	—	(301)	—	(301)
Minority interest in Rio Grande Pipeline Company	(281)	(43)	(324)	—	(324)

Net income	4,859	834	5,693	298	5,991

Add interest expense	237	—	237	—	237
Add amortization of deferred debt issuance costs	64	—	64	—	64
Subtract interest income	(9)	(7)	(16)	—	(16)
Add depreciation and amortization	1,503	220	1,723	26	1,749

EBITDA(4)	6,654	$1,047	$7,701	$324	$8,025

Subtract interest expense	(237)
Add interest income	9
Subtract maintenance capital expenditures (5)	(152)

Distributable cash flow (6)	$6,274

	Nine Months Ended September 30, 2004
				Crude
				Systems and
	Refined Product Pipelines and			Intermediate
	Terminals (1)			Pipelines (2)	Total (3)
	HEP	Predecessor	Total	Predecessor
	(In thousands)
Revenues:
Affiliates	$8,004	$19,810	$27,814	$7,619	$35,433
Third Parties	4,186	11,880	16,066	275	16,341

	12,190	31,690	43,880	7,894	51,774
Operating costs and expenses:
Operations	4,368	11,257	15,625	2,280	17,905
Depreciation and amortization	1,503	3,550	5,053	433	5,486
General and administrative	887	1	888	—	888

	6,758	14,808	21,566	2,713	24,279

Operating income	5,432	16,882	22,314	5,181	27,495

Interest income	9	79	88	—	88
Interest expense, including amortization	(301)	—	(301)	—	(301)
Minority interest in Rio Grande Pipeline Company	(281)	(1,038)	(1,319)	—	(1,319)

Net income	4,859	15,923	20,782	5,181	25,963

Add interest expense	237	—	237	—	237
Add amortization of deferred debt issuance costs	64	—	64	—	64
Subtract interest income	(9)	(79)	(88)	—	(88)
Add depreciation and amortization	1,503	3,550	5,053	433	5,486

EBITDA (4)	$6,654	$19,394	$26,048	$5,614	$31,662

(1)	Revenue and expense items generated by the pipeline and terminal assets contributed to HEP. Amounts presented in the HEP column include only the activity for the period beginning on the formation date July 13, 2004. Amounts presented in the Predecessor column only include activity prior to July 13, 2004.

(2)	Revenue and expense items generated by the crude system and intermediate pipeline assets that were not contributed to HEP. Historically, these items have been included in the income of NPL as predecessor, but are not included in the income of HEP beginning July 13, 2004.

(3)	Total income and expense items included in the Consolidated Combined Statements of Operations of HEP and its predecessor included in this Form 10-Q for the stated period.

(4)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital

expenditures.	EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

(5)	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(6)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Operating Income (Loss) and Volumes

The following tables present income (loss) and volume information for the three- and nine-month periods ended September 30, 2004 and 2003. Prior to January 1, 2004 we recorded pipeline tariff revenues only on FERC-regulated pipelines and terminal service fee revenues from third-party customers. No revenues from affiliates were recorded on non-FERC regulated pipelines and no terminal services fee revenues from affiliates were recorded for use of our terminal facilities. Commencing January 1, 2004, affiliate revenues have been recorded for all pipeline and terminal facilities included in our pipeline and terminal facilities. As a result, the information included in the following tables of operating income (loss) and volumes are not comparable on a year-over-year basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues
Pipelines:
Affiliates	$6,947	$2,710	$21,046	$7,877
Third parties	4,030	4,699	13,552	7,835

	10,977	7,409	34,598	15,712

Terminals & truck loading racks:
Affiliates	2,310	—	6,769	—
Third parties	780	845	2,499	1,734

	3,090	845	9,268	1,734
Other	1	5	15	17

Total for refined product pipeline and terminal assets	14,068	8,259	43,881	17,463

Crude system and intermediate pipelines not contributed to HEP:
Lovington crude oil pipelines	167	1,304	3,325	3,874
Intermediate pipelines	247	—	4,568	—

Total for crude system and intermediate pipeline assets	414	1,304	7,893	3,874

Total revenues	14,482	9,563	51,774	21,337

Operating costs and expenses
Costs related to refined product pipeline and terminal assets:
Operations	5,156	6,238	15,625	14,482
Depreciation and amortization	1,723	1,734	5,053	3,303
General and administrative	888	—	888	—

	7,767	7,972	21,566	17,785
Crude system and intermediate pipelines not contributed to HEP:
Operations	89	903	2,280	4,292
Depreciation and amortization	26	209	433	625

	115	1,112	2,713	4,917

Total operating costs and expenses	7,882	9,084	24,279	22,702

Operating income (loss)	$6,600	$479	$27,495	$(1,365)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Volumes (bpd)
Pipelines:
Affiliates	62,186	55,673	64,186	55,039
Third parties – Rio Grande (1)	13,237	16,701	16,117	5,628
Third parties – Other	11,898	15,136	12,959	14,088

	87,321	87,510	93,262	74,755
Terminals & truck loading racks:
Affiliates	113,303	103,803	114,662	85,879
Third parties	25,925	27,273	26,333	18,013

	139,228	131,076	140,995	103,892

Total for refined product pipeline and terminal assets (bpd)	226,549	218,586	234,257	178,647

(1)	We began consolidating the results of Rio Grande as of June 30, 2003, when we increased our ownership from 25% to 70%. Therefore, the nine months ended September 30, 2003 include volumes for only 92 days averaged over the full 273 days in the nine months.

Results of Operations – Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Summary

Net income for the three months ended September 30, 2004 was $6.0 million, compared to net income of $0.4 million for the three months ended September 30, 2003. As of January 1, 2004, we began recording affiliate revenues on our pipelines, terminals, truck racks, and intermediate pipelines that had never been recorded before. Our revenues in the third quarter 2004 increased $6.6 million over the third quarter 2003 as a direct result of the change in recording affiliate revenues, partially offset by a decrease of $1.1 million from assets that were not contributed to HEP.

Additionally, net income was positively affected by increased volumes for our pipelines and terminals and decreased environmental remediation expenses.

Revenues

Revenues from refined product pipelines increased by $3.6 million from $7.4 million for the three months ended September 30, 2003 to $11.0 million for the three months end September 30, 2004. Volumes of refined products transported for affiliates increased from 55.7 thousand barrels per day (“mbpd”) to 62.2 mbpd, reflecting the capacity increase at Holly’s Navajo Refinery from 60.0 mbpd crude charge to 75.0 mbpd crude charge at the end of 2003. However, we did not receive full benefit of this expansion during the third quarter of 2004 due to the effects of unanticipated minor maintenance requirements and a power outage at Holly’s Navajo Refinery during the quarter. Pipeline revenues from affiliates increased by $4.1 million as a result of the accounting change to record affiliate revenues on non-regulated pipelines and by $0.2 million as a result of increased volumes transported on the FERC-regulated product pipeline while revenues from Rio Grande decreased by $0.7 million due to a decrease of 3.5 mbpd shipped for third parties by Rio Grande. Even though volumes shipped for third parties on the FERC-regulated pipeline decreased by 3.2 mbpd, the third-party revenues for this pipeline are from a lease and are not volumes-based, resulting in consistent revenues from third quarter 2003 to third quarter 2004.

Revenues from terminal and truck loading rack service fees increased by $2.3 million from $0.8 million in the third quarter 2003 to $3.1 million in the third quarter 2004, primarily as a result of the change in recording intra-company revenues. Affiliate volumes for the terminals and truck loading racks increased from 103.8 mbpd to 113.3 mbpd, reflecting the capacity increase at Holly’s Navajo Refinery from 60.0 mbpd crude charge to 75.0 mbpd crude charge at the end of 2003.

Revenues from crude system and intermediate pipeline assets not contributed to HEP decreased from $1.3 million to $0.4 million, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of Holly Energy Partners, L.P.

Operating Costs

Operating costs decreased $1.9 million from the third quarter 2003 to the third quarter 2004. Rio Grande operating expenses decreased $1.3 million from the third quarter 2003 to the third quarter 2004 due mainly to expenses related to major pipeline repairs completed in 2003. Expenses for the crude system and intermediate pipelines that were not contributed to HEP were included in our results for the twelve days prior to July 13, 2004, resulting in $0.8 million decrease of operating expense for the third quarter 2004 from the third quarter 2003. These decreases were partially offset by $0.2 million increase in operating expenses from general increased volumes for our pipelines and terminals.

Depreciation and Amortization

Depreciation and amortization was $0.2 million lower in the quarter ended September 30, 2004 than in the quarter ended September 30, 2003, due mainly to the exclusion of the crude system and intermediate pipelines as of July 13, 2004, as these assets were not contributed to HEP.

General and Administrative

General and administrative costs increased $0.9 million reflecting costs incurred beginning on HEP’s formation date of July 13, 2004. Prior to that date, Holly did not allocate any general and administrative costs to its subsidiaries.

Interest Expense

We recorded $0.3 million of total interest expense during the three months ended September 30, 2004, including periodic interest expense on the $25 million outstanding debt, cost of commitment fees for the unused portion of the $100 million total available amount under the credit agreement, and amortization of deferred debt issuance costs. No interest expense was incurred in 2003.

Minority Interest in Earnings of Rio Grande

The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.3 million in the third quarter 2004 compared to $0.2 million in the third quarter of 2003, due to higher repairs expense in 2003.

Results of Operations – Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Summary

Net income for the nine months ended September 30, 2004 was $26.0 million, a $26.9 million increase from the $0.9 million net loss for the nine months ended September 30, 2003, due mainly to the commencement of recording all affiliate revenues beginning January 1, 2004. As a result, we recorded an additional $23.5 million of revenue in the first nine months of 2004 for which no comparable revenues had been recognized in the 2003 period.

We also began consolidating the results of Rio Grande Pipeline Company as of July 1, 2003 due to increasing our ownership to 70%. This resulted in $2.2 million more net income in the first nine months of 2004 than in the first nine months of 2003.

The remaining increase in earnings is due to general increased volumes for our pipeline and terminalling services in the first nine months of 2004, the purchase of several new terminals on June 2003, and decreased environmental remediation expenses for the first nine months of 2004.

Revenues

Revenues from refined product pipelines increased by $18.8 million from $15.7 for the nine months ended September 30, 2003 to $34.5 million for the nine months ended September 30, 2004. Volumes of refined products transported for affiliates increased from 55.0 mbpd to 64.2 mbpd, primarily due to the 15.0 mbpd capacity increase at Holly’s Navajo Refinery at the end of 2003. However, we did not receive full benefit of this expansion during the full nine months ended September 30, 2004, due to the effects of unanticipated minor maintenance requirements and a power outage at Holly’s Navajo Refinery during the third quarter. Pipeline revenues increased by $12.2 million as a result of the accounting change to record all affiliate revenues, by $5.6 million as a result of the consolidation of Rio Grande effective July 1, 2003, and increased by $1.0 million as a result of increased volumes transported on the FERC-regulated product pipeline.

Revenues from terminal and truck loading rack service fees increased by $7.6 million from $1.7 million in the 2003 period to $9.3 million in the 2004 period. Revenues from third parties increased by $0.8 million, largely as a result of the acquisition of the Spokane terminal in June 2003, while affiliate revenues, first recognized in 2004, were $6.8 million.

Revenues from assets not being contributed to HEP increased from $3.9 million in the first nine months of 2003 to $7.9 million through July 12, 2004, primarily as a result of recording intra-company revenues beginning in 2004.

Operating Costs

Operating costs decreased $0.9 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The expenses for the Lovington crude system (not contributed to HEP) decreased $2.0 million from the nine months ended September 30, 2003 to the same period in 2004 due to a $1.4 million reduction of environmental remediation and maintenance expenses from the first nine months of 2003 and a $0.6 million decrease because 2004 expenses are only included until HEP’s formation on July 13, 2004. The purchase of the Spokane, Boise and Burley terminals and Woods Cross truck rack in June 2003 added $0.8 million to operating expense for the nine months ended September 30, 2004. Increased volumes on our remaining pipelines and terminals added $0.3 million of operating expense for the first nine months of 2004 over the same period in 2003, partially offset by exclusion of costs for the intermediate pipelines from July 13, 2004. Although we began consolidating the results of Rio Grande in July 2003, the expense for the nine months ended September 30, 2003 is consistent with the expense recorded for the nine months ended September 30, 2004 due to Rio Grande’s non-recurring maintenance and repairs expense in the third quarter 2003.

Depreciation and Amortization

Depreciation and amortization expense was $1.6 million higher in the nine months ended September 30, 2004 than in the nine months ended September 30, 2003. Of this increase, $1.7 million is due to the consolidation of Rio Grande beginning July 1, 2003. There was an offsetting $0.1 million decrease due to the crude system and intermediate pipelines not being contributed to HEP on July 13, 2004, offset by additions to fixed assets during the period.

General and Administrative

General and administrative costs increased $0.9 million, reflecting costs incurred beginning on HEP’s formation date of July 13, 2004. Prior to that date, Holly did not allocate any general and administrative costs to its subsidiaries.

Interest Expense

We recorded $0.3 million of total interest expense during the three months ended September 30, 2004, including periodic interest expense on the $25 million outstanding debt, cost of commitment fees for the unused portion of the $100 million total available amount under the credit agreement, and amortization of deferred debt issuance costs. No interest expense was incurred in 2003.

Equity in Earnings of Rio Grande Pipeline Company and Minority Interest

We recorded $0.5 million equity in earnings of Rio Grande in the nine months ended September 30, 2003, reflecting our 25% ownership during the first half of 2003. Since our acquisition of an additional 45% interest on June 30, 2004, we now include the revenues and expenses of Rio Grande in our consolidated financial statements. The minority interest related to the 30% that we do not own reduced our income by $1.3 million in the nine months ended September 30, 2004 and by $0.2 million in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Prior to our initial public offering, Holly utilized a common treasury function for all of its subsidiaries, whereby all cash receipts were deposited in Holly bank accounts and all cash disbursements were made from these accounts. Cash receipts from customers and cash payments to vendors for NPL were recorded in these common accounts. Thus, prior to our initial public offering, no cash balances were reflected in the accounts of NPL other than the cash balances of Rio Grande. Cash transactions handled by Holly for NPL were reflected in accounts receivable from affiliates and accounts payable to affiliates. Holly did not contribute these affiliate payables and receivables balances to HEP.

We completed our initial public offering of 7,000,000 common units of HEP on July 13, 2004, realizing net proceeds of $145.5 million. Concurrent with the closing of the offering we entered into a four-year $100 million revolving credit facility agreement and borrowed $25 million under the agreement. The proceeds from the public offering and the borrowings were used to (1) pay offering costs of $3.5 million and deferred debt issuance costs of $1.4 million, (2) repay $30.1 million of debt we owed to Holly and (3) make a $125.6 million distribution to Holly. We retained $9.9 million to replenish working capital.

Upon completion of our initial public offering, we had approximately $9.9 million of working capital exclusive of the $25 million drawn on our credit facility and any working capital of Rio Grande. We now have $75 million available and unused under our credit agreement. We believe our current cash balances, future internally-generated funds and funds available under our credit agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

On November 2, 2004, we announced our first regular cash distribution for the third quarter of 2004 of $0.435 per unit, based on the minimum quarterly cash distribution of $0.50 prorated for the period since the initial public offering on July 13, 2004. The distribution is payable on all common, subordinated and general partner units and will be paid November 19, 2004, to all unitholders of record November 12, 2004. The aggregate amount of the distribution will be $6.2 million.

Cash Flows from Operating Activities

Cash flows from operating activities increased by $2.3 million from $2.6 million for the nine months ended September 30, 2003 to $4.9 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2004 was $26.0 million, an increase of $26.9 million from a net loss of $0.9 million for the nine months ended September 30, 2003. The non-cash items of depreciation and amortization, minority interest, and equity in earnings of Rio Grande increased $3.2 million in the first nine months of 2004 from the same period in 2003. Working capital items decreased cash flows by $27.8 million during the nine months ended September 30, 2004, primarily due to $31.7 of current assets and liabilities of NPL that were not contributed to HEP upon formation in July 2004. Most of the non-contributed working capital pertained to receivables for the affiliate revenues that were first recorded in 2004 and payables for inter-company expenses.

Cash Flows Used for Investing Activities

Cash flows used for investing activities decreased from $23.9 million for the nine months ended September 30, 2003 to $5.6 million for the nine months ended September 30, 2004. Investment in properties and equipment for the nine months ended June 30, 2004 increased by $0.3 million. During the first nine months of 2003, we acquired a 45% interest in Rio Grande for $21.4 million, net of cash acquired. We also distributed $2.8 million to minority interests in Rio Grande during the nine months ended September 30, 2004.

Cash Flows from Financing Activities

Effective June 30, 2003, we acquired an additional 45% equity interest in Rio Grande. On June 1, 2003, we acquired the Boise, Burley and Spokane terminals and the Woods Cross truck rack. These acquisitions were financed by a $30.1 million non-interest bearing loan from Holly, repaid in July 2004.

We completed our initial public offering of 7,000,000 common units on July 13, 2004, receiving net proceeds of $145.5 million and drawing $25 million on our credit agreement. The proceeds from these financings were utilized to repay $30.1 million owed to Holly as well as making a $125.6 million distribution to Holly. In addition, we used $3.5 million to pay for offering costs and $1.4 million to pay deferred debt issuance costs associated with our credit agreement. We retained $9.9 million to replenish working capital.

Capital Requirements

Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operations regulations. Our capital requirements have consisted of, and are expected to continue to consist primarily of, maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing or new assets, whether through construction or acquisition. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage, and pipeline integrity and safety and to address environmental regulations. Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals.

Our capital requirements have historically been met with internally generated funds including short-term non-interest bearing funding from affiliates. We have budgeted average annual maintenance capital expenditures for our operations of $1.5 million in each of 2004 and 2005. We anticipate that these capital expenditures will be funded with cash generated by operations. However, we anticipate funding future expansion capital requirements through long-term borrowings or other debt financings and/or equity capital offerings. See “Credit Agreement” below for information related to the credit agreement we entered into in July 2004.

Credit Agreement

In conjunction with our initial public offering on July 13, 2004, we entered into a four-year $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. Upon closing of our initial public offering, we drew $25 million under the Credit Agreement, which was outstanding at September 30, 2004.

The Credit Agreement is available to fund capital expenditures, acquisitions, working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the credit agreement is available to fund letters of credit up to a $50 million sub-limit. Up to $5 million is available to fund distributions to unit holders.

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

Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to our general partner and guaranteed by our subsidiaries.

We may prepay all loans at any time without penalty. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement. The initial $25 million borrowing is not a working capital borrowing under the Credit Agreement and is classified as a long-term liability. As the borrowing is not designated as a working capital borrowing, we may, at our option, extend and renew this borrowing.

Indebtedness under the Credit Agreement bears interest, at our option, at either (i) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (ii) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the credit agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

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

Contractual Obligations and Contingencies

The following table presents our long-term contractual obligations as of September 30, 2004. Our operating leases contain renewal options that are not reflected in the table below and that are likely to be exercised.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)
Pipeline operating lease	$14,600	$5,300	$9,300	$—	$—
Long-term debt	$25,000	$—	$—	$25,000	$—

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three- and nine-month periods ended September 30, 2004 and 2003.

Environmental Matters

Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position in that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. These laws and regulations are subject to change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. However, if new laws or regulations that affect terminals or pipelines are enacted that require us to make substantial and unanticipated capital expenditures, we will be able to recover a portion of the cost from Holly. See “Agreements with Holly Corporation” for further discussion. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.

We inspect our pipelines regularly using equipment rented from third party suppliers. Third parties also assist us in interpreting the results of the inspections.

Holly has agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of the initial public offering for environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing before the closing date.

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

Revenue Recognition

Revenues are recognized as products are shipped through our pipelines and terminals, except that prior to January 1, 2004 pipeline tariff and terminal services fee revenues were not recorded on services utilizing non-FERC regulated pipelines. These revenues had not previously been recognized as the pipelines and terminals were operated as a component of Holly’s petroleum refining and marketing business. Commencing January 1, 2004, we began charging Holly pipeline tariffs and terminal service fees in the amounts set forth in the Pipelines and Terminals Agreement. Additional pipeline transportation revenues result from an operating lease by Alon USA LP of an interest in the capacity of one of our pipelines.

The only revenues reflected in the historical financial data prior to January 1, 2004 are from (i) third parties who used our pipelines and terminals, (ii) Holly’s use of our FERC-regulated pipeline and (iii) Holly’s use of the Lovington crude oil pipelines, which were not contributed to us.

Long-Lived Assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the nine-month periods ended September 30, 2004 and 2003.

Contingencies

It is common in our industry to be subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these types of matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these types of contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to developments in each matter or changes in approach such as a change in settlement strategy in dealing with these potential matters.

The Omnibus Agreement also provides that Holly will indemnify us up to $15 million for certain environmental matters for a ten-year period beginning July 13, 2004.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements which would have material impact on our financial position or results of operations.

RISK MANAGEMENT

At September 30, 2004, we had outstanding secured debt of $25.0 million. As the interest rates on our credit facility borrowings are reset frequently based on either the bank’s daily effective prime rate or a LIBOR rate, interest rate market risk on the fair value of our debt is low. A ten percent change in the market interest rate over the next year would not materially impact our financial condition, earnings or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk associated with our credit agreement. Debt under our existing credit facility bears interest at a variable rate based on either the prime rate or LIBOR. We are not now utilizing, but we may in the future utilize, derivative instruments to hedge our exposure to variable interest rates.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities we do not have market risks associated with commodity prices.

We do have market risk related to the cost of power and fuels used in conducting our pipeline operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal control over financial reporting

     There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

HOLLY ENERGY PARTNERS, L.P.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

HOLLY ENERGY PARTNERS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: November 10, 2004	/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)