Form 10-Q
period 2005-06-30
HOLLY ENERGY PARTNERS LP
filed 2005-08-04
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______.
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
Yes ☐           No ☑
The number of the registrant’s outstanding common units at July 29, 2005 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of refined petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The future performance of the intermediate pipelines acquired from Holly Corporation in July 2005 and of the pipelines and terminals acquired from Alon in February 2005;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of inefficiencies or shutdowns of refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2005	December 31,
	(Unaudited)	2004
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$54,310	$19,104
Accounts receivable:
Trade	4,325	807
Affiliates	2,191	2,052

	6,516	2,859

Prepaid and other current assets	737	570

Total current assets	61,563	22,533

Properties and equipment, net	157,825	74,626
Transportation agreements, net	62,707	4,718
Other assets	4,489	1,881

Total assets	$286,584	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$2,766	$1,716
Accrued interest	3,006	51
Other accrued liabilities	1,771	1,646

Total current liabilities	7,543	3,413

Commitments and contingencies		—
Long-term debt	182,957	25,000
Other long-term liabilities	390	585
Minority interest	12,015	13,232

Partners’ equity (deficit):
Common unitholders (7,000,000 units issued and outstanding as of June 30, 2005 and December 31, 2004)	142,794	144,318
Subordinated unitholder (7,000,000 units issued and outstanding as of June 30, 2005 and December 31, 2004)	(61,018)	(59,470)
Class B subordinated unitholder (937,500 units issued and outstanding as of June 30, 2005)	24,674	—
General partner (2% interest)	(22,771)	(23,320)

Total partners’ equity	83,679	61,528

Total liabilities and partners’ equity	$286,584	$103,758

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per unit data)
Revenues:
Affiliates	$9,941	$13,370	$19,371	$25,783
Third parties	9,580	5,151	16,663	11,509

	19,521	18,521	36,034	37,292

Operating costs and expenses:
Operations	6,448	6,208	11,836	12,660
Depreciation and amortization	3,849	1,691	6,212	3,737
General and administrative	990	—	1,967	—

	11,287	7,899	20,015	16,397

Operating income	8,234	10,622	16,019	20,895

Other income (expense):
Interest income	145	37	233	72
Interest expense	(2,365)	—	(3,483)	—

	(2,220)	37	(3,250)	72

Income before minority interest	6,014	10,659	12,769	20,967

Minority interest in Rio Grande Pipeline Company	27	(307)	(402)	(995)

Net income	6,041	10,352	12,367	19,972

Less:
Net income attributable to Predecessor	—	10,352	—	19,972
General partner interest in net income	121	—	247	—

Limited partners’ interest in net income	$5,920	$—	$12,120	$—

Net income per limited partner unit — Basic and diluted	$0.40	$—	$0.83	$—

Weighted average limited partners’ units outstanding	14,938		14,637

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$12,367	$19,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,212	3,737
Minority interest in Rio Grande Pipeline Company	402	995
Equity based compensation expense	33	—
(Increase) decrease in current assets:
Accounts receivable — trade	(3,587)	(95)
Accounts receivable — affiliates	(140)	(19,900)
Prepaid and other current assets	(388)	(44)
Increase (decrease) in current liabilities:
Accounts payable	1,050	(1,810)
Accounts payable — affiliates	—	(2,506)
Accrued interest	2,955	—
Accrued liabilities	125	(113)
Other, net	223	—

Net cash provided by operating activities	19,252	236

Cash flows from investing activities
Acquisition of pipeline and terminal assets	(121,853)	—
Additions to properties and equipment	(710)	(2,672)
Cash distributions to minority interest	(1,620)	(2,250)
Other	(211)	—

Net cash used for investing activities	(124,394)	(4,922)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount	181,238	—
Net decrease in borrowings under revolving credit agreement	(25,000)	—
Distributions to partners	(15,526)	—
Additional capital contribution from general partner	612	—
Deferred debt issuance costs	(967)	—
Other	(9)	—

Net cash provided by financing activities	140,348	—

Cash and cash equivalents Increase (decrease) for period	35,206	(4,686)
Beginning of period	19,104	6,694

End of period	$54,310	$2,008

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B	General
	Common	Subordinated	Subordinated	Partner
	Units	Units	Units	Interest	Total
			(In thousands)
Balance December 31, 2004	$144,318	$(59,470)	$—	$(23,320)	$61,528

Issuance of Class B subordinated units	—	—	24,674	—	24,674
Capital contribution	—	—	—	612	612
Distributions	(7,350)	(7,350)	(516)	(310)	(15,526)
Amortization of restricted units	33	—	—	—	33
Other	(9)	—	—	—	(9)
Net income	5,802	5,802	516	247	12,367

Balance June 30, 2005	$142,794	$(61,018)	$24,674	$(22,771)	$83,679

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Organization, Basis of Presentation, and Principles of Consolidation
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 45.0% owned by Holly Corporation (“Holly”). HEP commenced operations July 13, 2004. Concurrently with the completion of its initial public offering, Navajo Pipeline Co., L.P. (Predecessor) (“NPL”) and its affiliates, a wholly owned subsidiary of Holly, contributed a substantial portion of its assets to HEP. In this document, the words “we”, “our”, “ours” and “us” refer to HEP and NPL collectively unless the context otherwise indicates. See Note 2 for a further description of these transactions.
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
The consolidated financial statements for the three and six months ended June 30, 2005 and 2004 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated statements of income, cash flows and partners’ equity (deficit) include the accounts of NPL through July 12, 2004 and HEP thereafter. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our 2004 Form 10-K. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2005. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
Recent Accounting Pronouncements
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.
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
We also entered into an omnibus agreement with Holly and certain of its subsidiaries that became effective July 13, 2004 (the “Omnibus Agreement”) and determines the services that Holly will provide to us. Under the Omnibus Agreement, Holly is charging us $2.0 million annually for general and administrative services that it provides, including but not limited to: executive, finance, legal, information technology and administrative services.
Note 3: Acquisitions
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
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the Alon transaction through our private offering of $150 million principal amount of 6.25% senior notes due 2015. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our revolving credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index (“PPI”), but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s recent usage of these pipelines and terminals taking into account a 5,000 bpd expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement.
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) the recently completed offering of an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment will apply only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. The pipelines agreement may be extended by the mutual agreement of the parties.
We have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s previously announced expansion of their Navajo Refinery. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the pipelines agreement. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the pipelines agreement. Holly has agreed to provide $2.5 million of additional indemnification above that previously provided in the Omnibus Agreement for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction is among entities under common control, we anticipate recording the acquired assets at Holly’s historic book value of $6.8 million, resulting in a deemed distribution to Holly for financial accounting purposes. Since this acquisition closed after June 30, 2005, these consolidated financial statements do not reflect the effects of such acquisition.

Note 4: Properties and Equipment

	June 30,	December 31,
	2005	2004
	(In thousands)
Pipelines and terminals	$181,064	$104,095
Land and right of way	14,938	4,865
Other	4,885	4,436
Construction in progress	450	201

	201,337	113,597
Less accumulated depreciation	43,512	38,971

	$157,825	$74,626

During the three — and six-month periods ended June 30, 2005 and 2004, we did not capitalize any interest related to major construction projects.
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with the Omnibus Agreement.
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs for the three months ended June 30, 2005 and 2004 was $0.2 million and for the six months ended June 30, 2005 and 2004 was $0.4 million.
We have a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights. The Long-Term Incentive Plan currently permits the granting of awards covering an aggregate of 350,000 units.
In the last half of 2004, we granted 4,614 restricted common units to our outside directors and 1,875 restricted common units to an executive officer who also serves as a director, under the provisions of our Long-Term Incentive Plan. These common units were purchased in the open market in November 2004 and will vest in August 2007. During the first quarter of 2005, we authorized the grant of 11,735 restricted common units to officers and employees of Holly Logistic Services, L.L.C. These units vest one-third in January 2008, one-third in January 2009, and the final one-third in January 2010 (with later performance-based vesting in the case of one executive). These units will be purchased in the open market during the third quarter of 2005. Ownership in all restricted units is subject to restrictions until the vesting date, but recipients have distribution and voting rights from the date of grant. The cost of these grants is being expensed over their corresponding vesting periods and $49,000 and $76,000 has been expensed in the three and six months ended June 30, 2005, respectively.
During the first quarter of 2005, we authorized 1,515 performance units to employees of Holly Logistic Services, L.L.C. These units will vest and be settled in cash in January 2008, based on our unit price and shareholder return during the period as compared to the return of our peer group of pipeline companies. We are recording the cost of these units over the vesting period and have expensed $6,000 and $8,000 for the three and six months ended June 30, 2005.
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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. As of June 30, 2005, we had no amounts outstanding under the Credit Agreement. We amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly intermediate pipelines transaction as well as to amend certain of the restrictive covenants.
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
The Credit Agreement imposes certain requirements, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of EBITDA to interest expense ratio and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
Senior Notes Due 2015
We financed the $120 million cash portion of the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). We used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction.
We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.

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
On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms after such registration is declared effective. The exchange notes will generally be freely transferable but will be a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185 million principal amount of Senior Notes is recorded at $183.0 million on our accompanying consolidated balance sheet at June 30, 2005. The difference of $2.0 million is due to $3.6 million of unamortized discount net of $1.6 million relating to the interest rate swap contract discussed below.
Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our Senior Notes from a fixed rate to a variable rate. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.5% on $60 million of the debt during the six months ended June 30, 2005. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. Our interest rate swap meets the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have used the “shortcut” method of accounting prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of the swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps.
The fair value of our interest rate swap of $1.6 million is included in “Other assets” in our accompanying consolidated balance sheet at June 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as an increase of “Long-term debt” on our accompanying consolidated balance sheet at June 30, 2005.
Other Debt Information
For the six months ended June 30, 2005, interest expense includes: $3.0 million of interest on the outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the Credit Agreement; and $0.3 million of amortization of the discount on the Senior Notes and deferred debt issuance costs. We made cash payments of $0.9 million for interest in the six months ended June 30, 2005.
The carrying amounts of our debt recorded on the balance sheet approximate fair value.
Note 7: Commitments and Contingencies
We lease certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. As of June 30, 2005, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year total in the aggregate $11.2 million (not including a 10 year renewal option on a pipeline operating lease that is likely to be exercised), payable $5.6 million annually through June 2007. Rental expense charged to operations was $1.4 million and $1.3 million in the three-month periods ended June 30, 2005 and 2004, respectively, and $2.7 million and $2.6 million for the six-month periods ended June 30, 2005 and 2004, respectively.

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.
Note 8: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly and two third-party customers. The major concentration of our petroleum products pipeline system’s revenues is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Holly	51%	72%	54%	69%
Customer A	8%	14%	13%	17%
Customer B	37%	9%	29%	9%
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
Pipeline and terminal revenues received from Holly were $9.9 million and $13.4 million for the three months ended June 30, 2005 and 2004, respectively, and $19.4 million and $25.8 million for the six months ended June 30, 2005 and 2004, respectively. Under the Omnibus Agreement, charges by Holly for the three and six months ended June 30, 2005 for general and administrative services were $0.5 million and $1 million, respectively, and for reimbursement of employee costs supporting our operations were $1.5 million and $2.9 million, respectively. In the three and six months ended June 30, 2005, we distributed $4.0 million and $7.7 million, respectively, to Holly as regular distributions on its subordinated units and general partner interest.
We have a 70% ownership interest in Rio Grande Pipeline Company. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande is a related party to us. The other partner is the sole customer of Rio Grande, and we recorded revenues from the other partner of $1.6 million and $2.5 million in the three months ended June 30, 2005 and 2004 and $4.6 million and $6.3 million in six months ended June 30, 2005 and 2004, respectively. Distributions made to the other party were $1.6 million and $2.3 million in the six months ended June 30, 2005 and 2004, respectively. Included in our accounts receivable — trade at June 30, 2005 and December 31, 2004 were $0.5 million and $0.3 million, respectively, which represented the receivable balance of Rio Grande from the other party.
Alon owns all of our Class B subordinated units and is considered to be a related party. Subsequent to the issuance of these units, we recognized $6.6 million and $8.9 million of revenues for pipeline transportation, terminalling services, and a capacity lease for the three and six months ended June 30, 2005, respectively. At June 30, 2005, $4.2 million receivable from Alon was included in our accounts receivable — trade balance.
Note 10: Partners’ Equity and Cash Distributions
As partial consideration in the Alon transaction, we issued 937,500 of our Class B subordinated units at a fair value of $24.7 million. Additionally, our general partner contributed $0.6 million as an additional capital contribution to maintain its 2% general partner interest.

We financed a portion of the cash consideration paid for the Intermediate Pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed simultaneously with the closing of the acquisition of the Intermediate Pipelines on July 8, 2005. As this issuance did not occur until July, 2005, it is not reflected in our financial position at June 30, 2005. We have agreed to file a registration statement with the SEC by October 6, 2005 which, when it becomes effective, will allow the institutional investors to freely transfer their shares.
As a result of these transactions, Holly’s ownership interest has been reduced from 51% to 47.9% following the Alon transaction, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 following the Intermediate Pipelines transaction.
In February 2005, we paid a regular cash distribution for the fourth quarter of 2004 of $0.50 on all units, an aggregate amount of $7.1 million. In May 2005, we paid a regular cash distribution for the first quarter of 2005 of $0.55 on all units, an aggregate amount of $8.4 million. On July 29, 2005, we announced a cash distribution for the second quarter of 2005 of $0.575 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid August 15, 2005 to all unit holders of record on August 8, 2005. The aggregate amount of the distribution will be $9.5 million.
Note 11: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional. Rio Grande Pipeline Company (“Non-Guarantor”), in which we have a 70% ownership interest, is the only subsidiary which has not guaranteed these obligations.
The following financial information presents condensed consolidating balance sheets, statements of income, and statements of cash flows of the Parent, the Guarantor Subsidiaries and the Non-Guarantor. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries, and the Guarantor Subsidiaries accounted for the ownership of the Non-Guarantor, using the equity method of accounting.
Unaudited Condensed Consolidating Balance Sheets
June 30, 2005

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$52,351	$1,957	$—	$54,310
Accounts receivable — trade	—	6,221	295	—	4,325
Intercompany accounts receivable (payable)	39,011	(38,914)	(97)	—	2,191
Inventories and other current assets	23	714	—	—	737

Total current assets	39,036	20,372	2,155	—	61,563

Properties and equipment, net	—	123,002	34,823	—	157,825
Investment in subsidiaries	228,460	28,035	—	(256,495)	—
Other assets, net	2,930	60,591	3,675	—	67,196

Total assets	$270,426	$232,000	$40,653	$(256,495)	$286,584

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$307	$2,178	$281	$—	$2,766
Accrued interest	3,006	—	—	—	3,006
Other accrued liabilities	477	972	322	—	1,771

Total current liabilities	3,790	3,150	603	—	7,543

Long-term debt	182,957	—	—	—	182,957
Non-current liabilities	—	390	—	—	390
Minority interest	—	—	—	12,015	12,015
Partner’s equity	83,679	228,460	40,050	(268,510)	83,679

Total liabilities and partners’ equity	$270,426	$232,000	$40,653	$(256,495)	$286,584

Condensed Consolidating Balance Sheets
December 31, 2004

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$15,143	$3,959	$—	$19,104
Accounts receivable — trade	—	2,373	486	—	2,859
Intercompany accounts receivable (payable)	(5,658)	5,658	—	—	—
Inventories and other current assets	180	338	52	—	570

Total current assets	(5,476)	23,512	4,497	—	22,533

Properties and equipment, net	—	39,097	35,529	—	74,626
Investment in subsidiaries	67,551	30,876	—	(98,427)	—
Other assets, net	—	1,881	4,718	—	6,599

Total assets	$62,075	$95,366	$44,744	$(98,427)	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,467	$249	$—	$1,716
Accrued liabilities	547	763	387	—	1,697

Total current liabilities	547	2,230	636	—	3,413

Long-term debt	—	25,000	—	—	25,000
Non-current liabilities	—	585	—	—	585
Minority interest	—	—	—	13,232	13,232
Partner’s equity	61,528	67,551	44,108	(111,659)	61,528

Total liabilities and partners’ equity	$62,075	$95,366	$44,744	$(98,427)	$103,758

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2005

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$9,941	$—	$—	$9,941
Third parties	—	8,213	1,646	(279)	9,580

	—	18,154	1,646	(279)	19,521

Operating costs and expenses:
Operations	—	5,819	908	(279)	6,448
Depreciation and amortization	—	3,007	842	—	3,849
General and administrative	465	523	2	—	990

	465	9,349	1,752	(279)	11,287

Operating income (loss)	(465)	8,805	(106)	—	8,234

Equity in earnings of subsidiaries	8,664	(62)	—	(8,602)	—
Interest income (expense)	(2,159)	(79)	18	—	(2,220)
Minority interest	—	—	—	27	27

Net income (loss)	$6,040	$8,664	$(88)	$(8,575)	$6,041

Unaudited Condensed Consolidating Statements of Income
Three Months Ended June 30, 2004

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$13,370	$—	$—	$13,370
Third parties	—	2,621	2,530	—	5,151

	—	15,991	2,530	—	18,521

Operating costs and expenses:
Operations	—	5,543	665	—	6,208
Depreciation and amortization	—	845	846	—	1,691

	—	6,388	1,511	—	7,899

Operating income	—	9,603	1,019	—	10,622

Equity in earnings of subsidiaries	—	714	—	(714)	—
Interest income (expense)	—	36	1	—	37
Minority interest	—	—	—	(307)	(307)

Net income	$—	$10,353	$1,020	$(1,021)	$10,352

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2005

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$19,371	$—	$—	$19,371
Third parties	—	12,314	4,628	(279)	16,663

	—	31,685	4,628	(279)	36,034

Operating costs and expenses:
Operations	—	10,515	1,600	(279)	11,836
Depreciation and amortization	—	4,523	1,689	—	6,212
General and administrative	920	1,032	15	—	1,967

	920	16,070	3,304	(279)	20,015

Operating income (loss)	(920)	15,615	1,324	—	16,019

Equity in earnings of subsidiaries	16,232	939	—	(17,171)	—
Interest income (expense)	(2,946)	(322)	18	—	(3,250)
Minority interest	—	—	—	(402)	(402)

Net income	$12,366	$16,232	$1,342	$(17,573)	$12,367

Unaudited Condensed Consolidating Statements of Income
Six Months Ended June 30, 2004

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$25,783	$—	$—	$25,783
Third parties	—	5,202	6,307	—	11,509

	—	30,985	6,307	—	37,292

Operating costs and expenses:
Operations	—	11,355	1,305	—	12,660
Depreciation and amortization	—	2,049	1,688	—	3,737

	—	13,404	2,993	—	16,397

Operating income	—	17,581	3,314	—	20,895

Equity in earnings of subsidiaries	—	2,321	—	(2,321)	—
Interest income (expense)	—	71	1	—	72
Minority interest	—	—	—	(995)	(995)

Net income	$—	$19,973	$3,315	$(3,316)	$19,972

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$(45,611)	$61,465	$3,398	$—	$19,252

Cash flows used for investing activities:
Acquisitions, net of cash acquired	(120,000)	(1,853)	—	—	(121,853)
Additions to properties and equipment	—	(710)	—	—	(710)
Investments in subsidiaries, net	(1)	3,780	—	(3,779)	—
Cash distribution to minority interest	—	—	—	(1,620)	(1,620)
Other	—	(211)	—	—	(211)

	(120,001)	1,006	—	(5,399)	(124,394)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	181,238	—	—	—	181,238
Contributions from (distributions to) partners	(14,914)	1	(5,400)	5,399	(14,914)
Borrowings (paydowns) of debt, net	—	(25,000)	—	—	(25,000)
Other financing activities, net	(712)	(264)	—	—	(976)

	165,612	(25,263)	(5,400)	5,399	140,348

Cash and cash equivalents
Increase (decrease) for the period	—	37,208	(2,002)	—	35,206
Beginning of period	2	15,143	3,959	—	19,104

End of period	$2	$52,351	$1,957	$—	$54,310

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004

	Holly Energy	Guarantor	Non-
	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$—	$(3,233)	$3,469	$—	$236

Cash flows used for investing activities:
Additions to properties and equipment	—	(2,017)	(655)	—	(2,672)
Investments in subsidiaries, net	—	5,250	—	(5,250)	—
Cash distribution to minority interest	—	—	—	(2,250)	(2,250)

	—	3,233	(655)	(7,500)	(4,922)

Cash flows from financing activities — contributions from (distributions to) partners	—	—	(7,500)	7,500	—

Cash and cash equivalents
Decrease for the period	—	—	(4,686)	—	(4,686)
Beginning of period	—	—	6,694	—	6,694

End of period	$—	$—	$2,008	$—	$2,008

Note 12: Subsequent Events
On July 8, 2005, we completed the acquisition of two intermediate pipelines from Holly. In connection with this transaction, we also issued 1,100,000 common units to private investors and 70,000 common units to Holly. See Note 3 and Note 10 for more information on these transactions.
On July 28, 2005, we filed a registration statement enabling the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms. See Note 6 for more information on the notes and the registration.
On July 29, 2005, we announced a cash distribution for the second quarter of 2005 of $0.575 per unit, payable August 15, 2005 for all unitholders of record on August 8, 2005. See Note 10 for more information.

HOLLY ENERGY PARTNERS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.
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
Historical Results of Operations
In reviewing the historical results of operations that are discussed below, you should be aware of the following:
The historical financial data prior to July 13, 2004 does not reflect any general and administrative expenses as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Also, our historical results of operations prior to July 13, 2004 include revenues and costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.
For periods after commencement of operations by HEP on July 13, 2004, our financial statements reflect:
•	net proceeds from our initial public offering which closed on July 13, 2004 (see “Liquidity and Capital Resources” below);

•	the transfer of certain of our predecessor’s operations to HEP, which
-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the a 15-year pipelines and terminals agreement with Holly (“Holly PTA”) and the recognition of revenues derived therefrom for serving Holly’s refineries in New Mexico and Utah; and

•	the execution of an omnibus agreement with Holly and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to our operation as a publicly owned entity.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, our financial statements include the historical results of operations of NPL prior to the transfer to HEP.
Agreements with Holly Corporation
Under the 15-year Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce at least $35.4 million of revenue in the first year. This minimum revenue commitment will increase each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Holly pays the published tariff rates on the pipelines and contractually agreed upon fees at the terminals. The tariffs will adjust annually at a rate equal to the percentage change in the PPI. The terminal fees will adjust annually based upon an index comprised of comparable fees posted by third parties. Holly’s minimum revenue commitment applies only to the initial assets we acquired from Holly and may not be spread among assets we subsequently acquire. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
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
Historically prior to July 13, 2004, Holly did not allocate any of its general and administrative expenses to its pipeline and terminalling operations. Under the Omnibus Agreement, we have agreed to pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. The fee may increase on the second and third anniversaries by the greater of 5% or the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. The $2.0 million fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or other employees of Holly Logistic Services, L.L.C. or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf. In addition, we incur additional general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, annual and quarterly reports to unitholders, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees. Under the Omnibus Agreement, Holly also agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering for any environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing prior to the closing date of our initial public offering.
See “Holly Intermediates Pipeline Transaction” below for discussion of another 15-year pipelines agreement entered into with Holly related to the intermediate pipelines acquired in July 2005 expiring 2020.
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
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit to maintain Holly’s existing general partner interest in the Partnership. We financed the $77.7 million cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) the recently completed offering of an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. Since this acquisition closed after June 30, 2005, our results of operations discussed herein do not reflect the effects of such acquisition. Please read “Holly Intermediate Pipelines Transaction” under “Liquidity and Capital Resources” below for additional information.
     As a result of these transactions, Holly’s ownership interest has been reduced from 51% to 47.9% following the Alon transaction, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 following the Intermediate Pipelines transaction.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Revenues
Pipelines:
Affiliates	$7,121	$7,115	$14,189	$14,099
Third parties	8,226	4,137	14,498	9,522

	15,347	11,252	28,687	23,621
Terminals & truck loading racks:
Affiliates	2,820	2,256	5,182	4,459
Third parties	1,354	876	2,165	1,719

	4,174	3,132	7,347	6,178
Other	—	9	—	14

Total for refined product pipeline and terminal assets	19,521	14,393	36,034	29,813

Crude system and intermediate pipelines not contributed to HEP (1):
Lovington crude oil pipelines	—	1,667	—	3,158
Intermediate pipelines	—	2,461	—	4,321

Total for crude system and intermediate pipeline assets	—	4,128	—	7,479

Total revenues	19,521	18,521	36,034	37,292

Operating costs and expenses
Costs related to refined product pipeline and terminal assets:
Operations	6,448	5,149	11,836	10,411
Depreciation and amortization	3,849	1,496	6,212	3,330
General and administrative	990	—	1,967	—

	11,287	6,645	20,015	13,741

Crude system and intermediate pipelines not contributed to HEP (1):
Operations	—	1,059	—	2,249
Depreciation and amortization	—	195	—	407

	—	1,254	—	2,656

Total operating costs and expenses	11,287	7,899	20,015	16,397

Operating income	8,234	10,622	16,019	20,895

Interest income	145	37	233	72
Interest expense, including amortization	(2,365)	—	(3,483)	—
Minority interest in Rio Grande	27	(307)	(402)	(995)

Net income	6,041	10,352	12,367	19,972

Add interest expense	2,170	—	3,175	—
Add amortization of discount and deferred debt issuance costs	195	—	308	—
Subtract interest income	(145)	(37)	(233)	(72)
Add depreciation and amortization	3,849	1,691	6,212	3,737

EBITDA (2)	12,110	$12,006	21,829	$23,637

Subtract interest expense	(2,170)		(3,175)
Add interest income	145		233
Subtract maintenance capital expenditures (3)	(30)		(197)

Distributable cash flow (4)	$10,055		$18,690

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Volumes (bpd) (5)

Pipelines:
Affiliates	64,969	65,081	66,485	65,197
Third parties – Rio Grande	12,962	14,604	15,416	17,573
Third parties – Other (5)	46,355	—	30,657	—
Third parties – Other (volumes transported under capacity lease agreement)	15,701	14,342	10,360	13,496

	139,987	94,027	122,918	96,266
Terminals & truck loading racks:
Affiliates	124,644	115,118	121,147	115,350
Third parties	56,381	27,282	43,985	26,540

	181,025	142,400	165,132	141,890

Total volumes for refined product pipeline and terminal assets (bpd)	321,012	236,427	288,050	238,156

(1)	Revenue and expense items generated by the crude system and intermediate pipeline assets that were not contributed to HEP. Historically, these items were included in the income of NPL as predecessor, but are not included in the income of HEP beginning July 13, 2004.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

(3)	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure also provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

(5)	The amounts reported for the six months ended June 30, 2005 include volumes only for March to June 2005 related to the assets acquired from Alon, averaged over the full 181 days in the six months. Refined product shipments by Alon on the newly acquired pipelines in March to June 2005 averaged 45.5 thousand barrels per day (“mbpd”). Assuming the March to June 2005 volumes on the assets acquired from Alon had been experienced for the entire six months of 2005, pro forma total volumes for the six months would equal 137.7 mbpd pipeline volumes, 175.6 mbpd terminal and truck loading rack volumes and 313.3 mbpd total volumes.

Balance Sheet Data

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Cash and cash equivalents	$54,310	$19,104
Working capital	$54,020	$19,120
Total assets	$286,584	$103,758
Long-term debt	$182,957	$25,000
Partners’ equity	$83,679	$61,528
Results of Operations — Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Summary
Net income was $6.0 million for the three months ended June 30, 2005, a decrease of $4.4 from $10.4 million for the three months ended June 30, 2004. The decrease in income was principally due to the inclusion in earnings in the prior year’s quarter of the crude oil and intermediate product pipelines that were not contributed to the Partnership, reduced revenues from the Rio Grande Pipeline, general and administrative charges currently being incurred by the Partnership that were not allocated prior to the initial public offering, and interest expense principally related to the senior notes issued in connection with the Alon transaction, partially offset by the income generated from the assets acquired from Alon and additional revenues from our existing terminals.
Revenues
Revenues of $19.5 million for the three months ended June 30, 2005 were $1.0 million greater than the $18.5 million in the comparable period of 2004, principally due to $5.3 million of revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition, partially offset by $4.1 million of revenues in the three months ended June 30, 2004 from assets not contributed to the Partnership. Additionally affecting revenues for the current year’s quarter were reduced revenues from the Rio Grande Pipeline and additional revenues from our existing terminals.
Revenues from refined product pipelines increased by $4.0 million from $11.3 million for the three months ended June 30, 2004 to $15.3 million for the three months ended June 30, 2005. Refined product shipments by Alon on the newly acquired pipelines in the 2005 second quarter averaged 46.4 thousand barrels-per-day (“mbpd”) generating $4.7 million in revenues. Refined product shipments on the Partnership’s other pipelines, excluding barrels moved pursuant to a capacity lease agreement, averaged 77.9 mbpd for the three months ended June 30, 2005 as compared to 79.7 mbpd for the three months ended June 30, 2004, with volumes shipped by Holly and its affiliates decreasing 0.1 mbpd, and volumes shipped on the Rio Grande Pipeline decreasing 1.6 mbpd. As anticipated, during the first quarter of 2005 based on the aggregate volumes shipped by BP Plc (“BP”) on the Rio Grande Pipeline, BP is no longer required to pay the border crossing fee pursuant to its contract. For the three months ended June 30, 2004, the border crossing fee was $0.9 million.
Revenues from terminal and truck loading rack service fees increased by $1.1 million from $3.1 million for the three months ended June 30, 2004 to $4.2 million for the three months ended June 30, 2005. Refined products terminalled in our facilities for the comparable quarters rose to 181.0 mbpd in the 2005 second quarter from 142.4 mbpd in the 2004 second quarter, due to the incremental volumes from the terminals acquired from Alon and volume gains at our existing terminals.
Revenues from crude system and intermediate pipeline assets not contributed to HEP were $4.1 million for the three months ended June 30, 2004, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of HEP.

Operating Costs
Operating costs increased $0.2 million from the second quarter of 2004 to the second quarter of 2005. This increase in expense was principally due to $1.0 million of operating costs relating to the assets acquired from Alon, combined with other small period-over-period increases, offset by costs of $1.1 million for the crude system and intermediate pipelines that were not contributed to HEP that were included in our results for the second quarter of 2004.
Depreciation and Amortization
Depreciation and amortization was $2.2 million higher in the quarter ended June 30, 2005 than in the quarter ended June 30, 2004, due to the increase in depreciation from the assets acquired from Alon, offset by the exclusion of depreciation of Holly’s crude system and intermediate pipelines that were not contributed to HEP in July 2004.
General and Administrative
General and administrative costs were $1.0 million for the second quarter of 2005. No general and administrative costs were incurred in the second quarter of 2004, as prior to HEP’s formation date of July 13, 2004, Holly did not allocate any general and administrative costs to its subsidiaries.
Interest Expense
Interest expense for the three months ended June 30, 2005 totaled $2.4 million. The interest expense consisted of: $2.1 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs. No interest expense was incurred in the second quarter of 2004.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own did not significantly affect our income in the second quarter of 2005 (as Rio Grande incurred a small loss in the quarter) compared to a charge of $0.3 million in the second quarter of 2004.
Results of Operations — Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Summary
Net income was $12.4 million for the six months ended June 30, 2005, a decrease of $7.6 from $20.0 million for the six months ended June 30, 2004. The decrease in income was principally due to the inclusion in earnings in the prior year period of the crude oil and intermediate product pipelines that were not contributed to the Partnership, reduced revenues from the Rio Grande Pipeline, general and administrative charges currently being incurred by the Partnership were not allocated prior to the initial public offering, and interest expense principally related to the senior notes issued in connection with the Alon transaction, partially offset by the additional income generated from the assets acquired from Alon and additional revenues from our existing terminals.
Revenues
Revenues of $36.0 million for the six months ended June 30, 2005 were $1.3 million less than the $37.3 million in the comparable period of 2004, principally due to $7.5 million of revenues in the six months ended June 30, 2004 from assets not contributed to the Partnership, partially offset by $7.1 million of revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition. Additionally affecting revenues for the current year were reduced revenues from the Rio Grande Pipeline and additional revenues from our existing terminals.

Revenues from refined product pipelines increased by $4.1 million from $23.6 million for the six months ended June 30, 2004 to $28.7 million for the six months ended June 30, 2005. Refined product shipments by Alon on the newly acquired pipelines from March to June 2005 averaged 45.5 mbpd generating $6.4 million in revenues. Refined product shipments on the Partnership’s other pipelines, excluding barrels moved pursuant to a capacity lease agreement, averaged 81.9 mbpd for the six months ended June 30, 2005 as compared to 82.8 mbpd for the six months ended June 30, 2004, with volumes shipped by Holly and its affiliates increasing 1.3 mbpd and volumes shipped on the Rio Grande Pipeline decreasing 2.2 mbpd. As anticipated, during the first quarter of 2005 based on the aggregate volumes shipped by BP on the Rio Grande Pipeline, BP is no longer required to pay the border crossing fee pursuant to its contract. For the six months ended June 30, 2005 and 2004, the border crossing fee was $0.8 million and $2.2 million, respectively. In addition, the volume decrease on the Rio Grande Pipeline resulted in reduced revenues of $0.3 million.
Revenues from terminal and truck loading rack service fees increased by $1.1 million from $6.2 million for the six months ended June 30, 2004 to $7.3 million for the six months ended June 30, 2005. Refined products terminalled in our facilities for the comparable periods rose to 165.1 mbpd in the first six months of 2005 from 141.9 mbpd in the 2004 first six months, due to the incremental March to June 2005 volumes from the terminals acquired from Alon and volume gains at our existing terminals.
Revenues from crude system and intermediate pipeline assets not contributed to HEP were $7.5 million for the six months ended June 30, 2004, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of HEP.
Operating Costs
Operating costs decreased $0.8 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. Expenses for the crude system and intermediate pipelines that were not contributed to HEP were included in our results for the second quarter of 2004, resulting in $2.2 million of operating expenses in the 2004 second quarter, partially offset by an increase in operating expenses $1.2 million due to the assets acquired from Alon.
Depreciation and Amortization
Depreciation and amortization was $2.5 million higher in the six months ended June 30, 2005 than in the six months ended June 30, 2004, due to the increase in depreciation from the assets acquired from Alon, offset by the exclusion of depreciation of Holly’s crude system and intermediate pipelines that were not contributed to HEP in July 2004.
General and Administrative
General and administrative costs were $2.0 million for the six months ended June 30, 2005. No general and administrative costs were incurred in the second quarter of 2004, as prior to HEP’s formation date of July 13, 2004, Holly did not allocate any general and administrative costs to its subsidiaries.
Interest Expense
Interest expense for the six months ended June 30, 2005 totaled $3.5 million. The interest expense consisted of: $3.0 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. No interest expense was incurred in the second quarter of 2004.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.4 million in the second quarter of 2005 compared to $1.0 million in the second quarter of 2004.

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
With a portion of the proceeds from the February 2005 senior note offering used principally for the Alon transaction, we repaid $30 million of outstanding indebtedness under our revolving credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 30, 2005, we have no amounts outstanding under the revolving credit agreement, and now have $100 million available and unused under our revolving credit agreement. We believe our current cash balances, future internally-generated funds and funds available under our revolving credit agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In May 2005, we paid a regular cash distribution for the first quarter of 2005 of $0.55 on all units, an aggregate amount of $8.4 million.
Cash and cash equivalents increased by $35.2 million during the six months ended June 30, 2005. The cash flow generated from operating activities of $19.3 million in addition to the cash provided by financing activities of $140.3 million exceeded the cash used for investing activities of $124.4 million. A principal reason for the buildup of cash and cash equivalents during the six months ended June 30, 2005 was the completed offering in June 2005 of an additional $35.0 million in principal amount of our 6.25% senior notes due 2015 used in part to finance the $77.7 million cash portion of the consideration for the Intermediate Pipelines in July 2005. Working capital increased during the six months by $34.9 million to $54.0 million at June 30, 2005.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $19.1 million from $0.2 million for the six months ended June 30, 2004 to $19.3 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2005 was $12.4 million, a decrease of $7.6 million from net income of $20.0 million for the six months ended June 30, 2004. The non-cash items of depreciation and amortization, minority interest, and equity-based compensation increased $1.9 million in the first six months of 2005 from the same period in 2004. Total working capital items did not change significantly during the six months ended June 30, 2005, as compared to a decrease of $24.5 million for the six months ended June 30, 2004. The large decrease for the six months ended June 30, 2004 was principally due to an increase in accounts receivable — affiliates, which were not contributed to HEP upon formation in July 2004.
Cash Flows — Investing Activities
Cash flows used for investing activities increased from $4.9 million for the six months ended June 30, 2004 to $124.4 million for the six months ended June 30, 2005. On February 28, 2005, we closed on the Alon transaction which required $120 million in cash plus transaction costs of $1.9 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. Investment in properties and equipment for the six months ended June 30, 2005 was $0.7 million, a decrease of $2.0 million from $2.7 million for the six months ended June 30, 2004. Distributions to the minority interest owner in Rio Grande were $1.6 million for the six months ended June 30, 2005, a decrease of $0.7 million from $2.3 million for the six months ended June 30, 2004.
Cash Flows — Financing Activities
Cash flows provided by financing activities amounted to $140.3 million for the six months ended June 30, 2005. In connection with the Alon asset acquisition, we received proceeds of $147.4 million from the issuance of senior notes. Additionally, we used proceeds from the original senior note offering to repay $30 million of outstanding indebtedness under our credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. In June 2005, in anticipation of the July 2005 Holly intermediate pipelines transaction, we received additional proceeds from senior notes issued of $33.9 million. See “Senior Notes Due 2015” below for additional information. During the first six months of 2005, we paid cash distributions on all units and the general partner interest in the aggregate amount of $15.5 million. Other cash flows from financing activities during the six months ended June 30, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $1.0 million. During the six months ended June 30, 2004, we did not have any cash flows from financing activities.
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
We have budgeted average annual maintenance capital expenditures for our existing operations of $1.5 million in 2005 and $0.5 million of maintenance capital expenditures we anticipate with respect to assets acquired in the Alon transaction. We anticipate that these capital expenditures will be funded with cash generated by operations. However, we anticipate funding future expansion capital requirements through long-term borrowings or other debt financings and/or equity capital offerings. Additionally, we have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines acquired in July 2005 to meet the needs of Holly’s previously announced expansion of their Navajo Refinery.
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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly intermediate pipelines transaction as well as to amend certain of the restrictive covenants. As of June 30, 2005, we had no amounts outstanding under the Credit Agreement.

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
The Credit Agreement imposes certain requirements, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of EBITDA to interest expense ratio and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
Senior Notes Due 2015
We financed the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.
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

On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms after such registration is declared effective. The exchange notes will generally be freely transferable but will be a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185.0 million principal amount of Senior Notes is recorded at $183.0 on our accompanying consolidated balance sheet at June 30, 2005. The difference is due to the $3.6 million unamortizaed discount net of $1.6 million relating to the interest rate swap contract discussed below.
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
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of the $150 million Senior Notes. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s recent usage of these pipeline and terminals taking into account a 5,000 bpd expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was preliminarily allocated to the individual assets acquired based on their estimated fair values. The final allocation of the consideration is pending an independent appraisal, which is currently expected to be completed by year-end. The aggregate consideration amounted to $146.6 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120 million in cash and $1.9 million of transaction costs. In accounting for this acquisition, we preliminarily recorded pipeline and terminal assets of $86.9 million and an intangible asset of $59.7 million, representing the value of the 15-year pipelines and terminals agreement for transportation.
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of approximately $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) the recently completed offering of an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment will apply only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. The pipelines agreement may be extended by the mutual agreement of the parties.
We have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s previously announced expansion of their Navajo Refinery. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the pipelines agreement. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the pipelines agreement. Holly has agreed to provide $2.5 million of additional indemnification above that previously provided in the Omnibus Agreement for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction is among entities under common control, we anticipate recording the acquired assets at Holly’s historic book value of $6.8 million, resulting in a deemed distribution to Holly for financial accounting purposes. Since this acquisition closed after June 30, 2005, these consolidated financial statements do not reflect the effects of such acquisition.
Contractual Obligations and Contingencies
The following table presents our long-term contractual obligations as of June 30, 2005. Our pipeline operating lease contains one 10-year renewal option that is not reflected in the table below and that is likely to be exercised.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
		(In thousands)
Long-term debt — principal	$185,000	$—	$—	$—	$185,000
Long-term debt — interest	115,657	11,595	23,125	23,125	57,812
Pipeline operating lease	11,246	5,623	5,623	—	—
Other	5,792	2,575	3,215	2	—

Total	$317,695	$19,793	$31,963	$23,127	$242,812

Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three- and six-month periods ended June 30, 2005 and 2004.

Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position because the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. These laws and regulations are subject to change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. However, if new laws or regulations that affect terminals or pipelines are enacted that require us to make substantial and unanticipated capital expenditures, we will be able to recover a portion of the cost from Holly. See “Agreements with Holly Corporation” for further discussion. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by neighboring landowners and other third parties for personal injury and property damage.
We inspect our pipelines regularly using equipment rented from third party suppliers. Third parties also assist us in interpreting the results of the inspections.
Holly has agreed to indemnify us in an aggregate amount not to exceed $17.5 million (indemnification above $15 million relates solely to the Intermediate Pipelines acquired in July 2005), subject to a $200,000 deductible, for ten years after the closing of the initial public offering for environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing before the respective closing date. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, under which Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
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

Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2005.
Recent Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the SEC allowed for the delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are still evaluating the impact and method of adoption. However, we do not believe the adoption of this standard will have a material effect on our financial condition, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
Additional factors that may affect future results are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations — Additional Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. Our interest rate swap meets the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have used the “shortcut” method of accounting prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of each swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swaps.
The fair value of the interest rate swap agreement of $1.6 million is included in “Other assets” in our accompanying consolidated balance sheet at June 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at June 30, 2005.

The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2005, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the interest rate applicable to our fixed rate debt portion of $125.0 million would result in a change of approximately $5.6 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At June 30, 2005, our cash and cash equivalents were made up of highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 6. Exhibits
2.1	Purchase and Sale Agreement, dated July 6, 2005 by and among Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.P., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated July 6, 2005).

3.1	Amendment No 2. to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., as amended, dated July 6, 2005 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated July 6, 2005).

4.1	Registration Rights Agreement, dated June 28, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp. and the Initial Purchasers identified therein (incorporated by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated June 28, 2005).

4.2	Registration Rights Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Fiduciary/Claymore MLP Opportunity Fund, Perry Partners, L.P., Structured Finance Americas, LLC, Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated July 6, 2005).

10.1	Pipelines Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., Holly Corporation, HEP Pipeline, L.L.C., Navajo Refining Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated July 6, 2005).

10.2	Mortgage and Deed of Trust, dated July 8, 2005, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated July 6, 2005).

10.3*	Waiver and Amendment No. 3, dated June 17, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein.

10.4	Consent and Amendment No. 4, dated July 8, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated July 6, 2005).

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: August 4, 2005	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer
and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial
Officer
(Principal Financial Officer)