Form 10-Q
period 2005-09-30
HOLLY ENERGY PARTNERS LP
filed 2005-11-04
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of the registrant’s outstanding common units at October 28, 2005 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of refined petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The future performance of the intermediate pipelines acquired from Holly Corporation in July 2005 and of the pipelines and terminals acquired from Alon USA, Inc. in February 2005;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of inefficiencies or shutdowns of refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in the Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	September 30, 2005	December 31,
	(Unaudited)	2004
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$20,524	$19,104
Accounts receivable:
Trade	3,362	807
Affiliates	928	2,052

	4,290	2,859

Prepaid and other current assets	1,111	570

Total current assets	25,925	22,533

Properties and equipment, net	163,508	74,626
Transportation agreements, net	61,923	4,718
Other assets	2,906	1,881

Total assets	$254,262	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$2,407	$1,716
Accrued interest	911	51
Other current liabilities	2,719	1,646

Total current liabilities	6,037	3,413

Commitments and contingencies	—	—
Long-term debt	181,349	25,000
Other long-term liabilities	364	585
Minority interest	11,681	13,232

Partners’ equity (deficit):
Common unitholders (8,170,000 and 7,000,000 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively)	185,955	144,318
Subordinated unitholder (7,000,000 units issued and outstanding as of September 30, 2005 and December 31, 2004)	(61,987)	(59,470)
Class B subordinated unitholder (937,500 units issued and outstanding as of September 30, 2005)	24,549	—
General partner (2% interest)	(93,686)	(23,320)

Total partners’ equity	54,831	61,528

Total liabilities and partners’ equity	$254,262	$103,758

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per unit data)
Revenues:
Affiliates	$12,507	$9,650	$31,878	$35,433
Third parties	9,010	4,832	25,673	16,341

	21,517	14,482	57,551	51,774

Operating costs and expenses:
Operations	6,333	5,245	18,169	17,905
Depreciation and amortization	3,924	1,749	10,136	5,486
General and administrative	1,075	888	3,042	888

	11,332	7,882	31,347	24,279

Operating income	10,185	6,600	26,204	27,495

Other income (expense):
Interest income	201	16	434	88
Interest expense	(3,038)	(301)	(6,521)	(301)

	(2,837)	(285)	(6,087)	(213)

Income before minority interest	7,348	6,315	20,117	27,282

Minority interest in Rio Grande Pipeline Company	(56)	(324)	(458)	(1,319)

Net income	7,292	5,991	19,659	25,963

Less:
Net income attributable to Predecessor	—	1,132	—	21,104
General partner interest in net income	208	97	455	97

Limited partners’ interest in net income	$7,084	$4,762	$19,204	$4,762

Net income per limited partner unit - Basic and diluted	$0.44	$0.34	$1.27	$0.34

Weighted average limited partners’ units outstanding	16,018	14,000	15,103	14,000

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$19,659	$25,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,136	5,486
Minority interest in Rio Grande Pipeline Company	458	1,319
Amortization of restricted units	144	—
(Increase) decrease in current assets:
Accounts receivable – trade	(2,624)	65
Accounts receivable – affiliates	1,124	(24,665)
Prepaid and other current assets	(986)	(542)
Increase (decrease) in current liabilities:
Accounts payable	691	(499)
Accounts payable – affiliates	—	(2,506)
Accrued interest	860	—
Other current liabilities	1,073	328
Other, net	203	—

Net cash provided by operating activities	30,738	4,949

Cash flows from investing activities
Acquisitions of pipeline and terminal assets	(127,791)	—
Additions to properties and equipment	(2,394)	(2,824)

Net cash used for investing activities	(130,185)	(2,824)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount	181,238	—
Proceeds from issuance of common units, net of underwriter discount	45,100	145,460
Proceeds from borrowings	—	25,000
Distributions to partners	(25,035)	(125,612)
Deemed distribution related to intermediate pipeline acquisition	(71,850)	—
Repayment of debt	(25,000)	(30,082)
Additional capital contribution from general partner	612	—
Costs of issuing common units	(345)	(3,476)
Deferred debt issuance costs	(1,208)	(1,409)
Cash distributions to minority interest	(2,010)	(2,820)
Purchase of restricted units	(635)	—

Net cash provided by financing activities	100,867	7,061

Cash and cash equivalents
Increase for period	1,420	9,186
Beginning of period	19,104	6,694

End of period	$20,524	$15,880

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

	Common	Subordinated	Class B	General Partner
	Units	Units	Subordinated Units	Interest	Total
			(In thousands)
Balance December 31, 2004	$144,318	$(59,470)	$—	$(23,320)	$61,528

Issuance of common units	45,100	—	—	—	45,100
Issuance of Class B subordinated units	—	—	24,674	—	24,674
Capital contribution	—	—	—	1,591	1,591
Distributions	(12,003)	(11,415)	(1,055)	(562)	(25,035)
Deemed distribution related to asset acquisition	—	—	—	(71,850)	(71,850)
Purchase of restricted units	(635)	—	—	—	(635)
Amortization of restricted units	144	—	—	—	144
Cost of issuance of common units	(345)	—	—	—	(345)
Net income	9,376	8,898	930	455	19,659

Balance September 30, 2005	$185,955	$(61,987)	$24,549	$(93,686)	$54,831

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
The consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated statements of income, cash flows and partners’ equity (deficit) include the accounts of NPL through July 12, 2004 and HEP thereafter. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our 2004 Form 10-K. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2005. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission allowed for the delay in the implementation of this standard, with the result that we are now required to adopt this standard by calendar year 2006. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We elected early adoption of this standard on July 1, 2005 based on modified prospective application (see Note 5). The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005. We believe the adoption of this standard will not have an impact on our financial statements.
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
In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly and several of its subsidiaries (the “Holly PTA”) under which they agreed generally to transport or terminal volumes on certain of our initial facilities that will result in revenues to HEP that will equal or exceed a specified minimum revenue amount annually (which was initially $35.4 million and adjusts upward each year based on the producer price index) over the term of the agreement.
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
Note 3: Acquisitions
Alon Transaction
On February 28, 2005, we closed on a contribution agreement with Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) that provided for our acquisition of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products for Alon’s 65,000 barrels per day (“bpd”) capacity refinery in Big Spring, Texas.
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the Alon transaction through our private offering of $150 million principal amount of 6.25% senior notes due 2015. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our revolving credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index (“PPI”), but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account a 5,000 bpd expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values. The allocation of the consideration is based on an independent appraisal. The aggregate consideration amounted to $146.7 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120 million in cash and $2.0 million of transaction costs. In accounting for this acquisition, we recorded pipeline and terminal assets of $86.7 million and an intangible asset of $60.0 million, representing the value of the 15-year pipelines and terminals agreement.
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly (the “Holly IPA”). Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment will apply only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. The pipelines agreement may be extended by the mutual agreement of the parties.
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
As this transaction is among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million, resulting in a deemed distribution to Holly of $71.9 million for financial accounting purposes.
Note 4: Properties and Equipment

	September 30,	December 31,
	2005	2004
	(In thousands)
Pipelines and terminals	$191,118	$104,095
Land and right of way	15,511	4,865
Other	5,057	4,436
Construction in progress	1,707	201

	213,393	113,597
Less accumulated depreciation	49,885	38,971

	$163,508	$74,626

During the three and nine months ended September 30, 2005 and 2004, we did not capitalize any interest related to major construction projects.
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with the Omnibus Agreement.
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs for the three months ended September 30, 2005 and 2004 was $0.3 million and $0.2 million and for the nine months ended September 30, 2005 and 2004 was $0.7 million and $0.6 million, respectively.
We elected early adoption of SFAS 123 (revised) on July 1, 2005, based on modified prospective application. The effect of this change in accounting principle was immaterial to our financial condition and results of operations.
On September 30, 2005, we had two equity-based compensation plans, which are described below. The compensation cost charged against income for these plans was $160,000 and $7,000 for the nine months ended September 30, 2005 and 2004, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At September 30, 2005, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 329,074 had not yet been granted.

Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees, consultants and directors who perform services for us, with vesting generally over a period of two to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards was measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.
A summary of restricted unit activity as of September 30, 2005, and changes during the nine months ended September 30, 2005 is presented below:

		Weighted-Average	Weighted-Average
		Grant-Date Fair	Remaining	Aggregate Intrinsic
Restricted Units	Grants	Value	Contractual Term	Value ($000)
Outstanding at January 1, 2005 (not vested)	6,489	$34.32
Vesting and transfer of ownership to recipients	—	—
Granted	14,437	43.97
Forfeited	—	—

Outstanding at September 30, 2005 (not vested)	20,926	$40.98	2.8 years	$916

There were no restricted units vested or transferred to recipients during the nine months ended September 2005 and 2004. As of September 30, 2005, there was $0.7 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable in cash upon meeting the performance criteria over a service period, and generally vest over a period of three years. The cash benefit payable under these grants is based upon our unit price and upon our total unitholder return during the requisite period as compared to the total unitholder return of a selected peer group of partnerships. The fair value of each performance unit award is being revalued quarterly based on our valuation model and the corresponding expense is being amortized over the vesting periods.
The fair value of the performance units is based on an expected cash flow approach at the grant date and at the end of each subsequent quarter. The analysis utilizes the current unit price, distribution yield, historical total returns as of the measurement date, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns, and comparison of expected total returns with the peer group. The expected total return and historical standard deviation is applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns. For HEP’s restricted units, the price of the units range from $33.70 to $44.30, the expected distribution yields range from 4.33% to 5.03%, and the risk-free rates range from 3.56% to 4.18% at the various measurement dates. The range of inputs reflects changes in the remaining life of the performance units and changes in market conditions between measurement dates. The inputs affecting the range of expected total returns for HEP and the peer group are based on a capital asset pricing model utilizing information available at each measurement date. The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

	Expected Return	Standard Deviation
Company	on Equity	(Monthly)
HEP	4.8% to 7.5%	13.0% to 15.5%
Peer group	4.0% to 5.9%	9.5% to 11.0%
A summary of performance units activity as of September 30, 2005, and changes during the nine months ended September 30, 2005 is presented below:

Performance Units	Grants
Outstanding at January 1, 2005 (not vested)	—
Vesting and payment of cash benefit to recipients	—
Granted	1,514
Forfeited	—

Outstanding at September 30, 2005 (not vested)	1,514

There were no cash payments for performance units vesting during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the liability associated with these awards was $16,000 and is recorded in “Other current liabilities” on our balance sheet. Based on the weighted average fair value at September 30, 2005 of $52.88, there was $60,000 of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Under SFAS 123 (revised), the performance unit awards are measured and recorded at fair value, we previously recorded them at intrinsic value. The total cumulative effect of this change in accounting principle is immaterial.
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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. We amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly intermediate pipelines transaction as well as to amend certain of the restrictive covenants. As of September 30, 2005, we had no amounts outstanding under the Credit Agreement.
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
On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms, which registration became effective in September 2005. The exchange was completed in October 2005. The exchange notes are generally freely transferable but are a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185 million principal amount of Senior Notes is recorded at $181.3 million on our accompanying consolidated balance sheet at September 30, 2005. The difference of $3.7 million is due to $3.6 million of unamortized discount and $72,000 relating to the interest rate swap contract discussed below.

Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.66% on $60 million of the debt during the nine months ended September 30, 2005. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of our interest rate swap of $72,000 is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at September 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at September 30, 2005.
Other Debt Information
For the nine months ended September 30, 2005, interest expense includes: $5.7 million of interest on the outstanding debt, net of the impact of the interest rate swap; $0.3 million of commitment fees on the unused portion of the Credit Agreement; and $0.5 million of amortization of the discount on the Senior Notes and deferred debt issuance costs. As no interest expense was incurred prior to formation on July 13, 2004, only $0.3 million of interest expense was recorded on the Credit Agreement and commitment fees for the nine months ended September 30, 2004. We made cash payments of $6.3 million and $0.1 million for interest in the nine months ended September 30, 2005 and 2004, respectively.
The carrying amounts of our debt recorded on the balance sheet approximate fair value.
Note 7: Commitments and Contingencies
We lease certain facilities, pipelines and equipment under operating leases, most of which contain renewal options. As of September 30, 2005, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year total in the aggregate $9.8 million (not including a 10 year renewal option on a pipeline operating lease that is likely to be exercised), payable $5.6 million annually through June 2007. Rental expense charged to operations was $1.4 million and $1.3 million in the three-month periods ended September 30, 2005 and 2004, respectively, and $4.1 million and $3.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively.
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.
Note 8: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly and two third-party customers. The major concentration of our petroleum products pipeline system’s revenues is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Holly	58%	67%	55%	69%
Customer A	8%	16%	11%	17%
Customer B	31%	11%	30%	9%
Note 9: Related Party Transactions
We have related party transactions with Holly for pipeline and terminal revenues, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and Omnibus Agreement (see Note 2). Additionally, we received interest income from Holly during the year ended December 31, 2004, based on common treasury accounts prior to our initial public offering on July 13, 2004. Since that date, we maintain our own treasury accounts separate from Holly.
Pipeline and terminal revenues received from Holly were $12.5 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $35.4 million and $31.9 million for the nine months ended September 30, 2005 and 2004, respectively. Holly charged general and administrative services under the Omnibus Agreement of $0.5 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and $1.5 million and $0.4 million for the nine months ended September 2005 and 2004, respectively. We also reimbursed Holly for costs of employees supporting our operations of $1.8 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $4.8 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. In the three and nine months ended September 30, 2005, we distributed $4.3 million and $12.0 million, respectively, to Holly as regular distributions on its subordinated units and general partner interest. In July 2005, we also acquired the Intermediate Pipelines from Holly, which included a deemed distribution to Holly of $71.9 million. See Note 3 for further information on the Intermediate Pipelines transaction. In the three and nine months ended September 30, 2004, $125.6 million had been distributed to Holly concurrent with our initial public offering.
We have a 70% ownership interest in Rio Grande Pipeline Company. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande – BP plc (“BP”) — is a related party to us. BP is the sole customer of Rio Grande, and we recorded revenues from them of $1.7 million and $2.4 million in the three months ended September 30, 2005 and 2004 and $6.3 million and $8.7 million in the nine months ended September 30, 2005 and 2004, respectively. Distributions made to BP were $2.0 million and $2.8 million in the nine months ended September 30, 2005 and 2004, respectively. Included in our accounts receivable – trade at September 30, 2005 and December 31, 2004 were $0.7 million and $0.5 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon owns all of our Class B subordinated units and is considered to be a related party. Subsequent to the issuance of these units, we recognized $6.7 million and $16.1 million of revenues for pipeline transportation, terminalling services, and a capacity lease for the three and nine months ended September 30, 2005, respectively. At September 30, 2005, $2.4 million accounts receivable from Alon were included in our accounts receivable – trade balance.
Note 10: Partners’ Equity and Cash Distributions
As partial consideration in the Alon transaction, we issued 937,500 of our Class B subordinated units at a fair value of $24.7 million. Additionally, our general partner contributed $0.6 million as an additional capital contribution to maintain its 2% general partner interest.
We financed a portion of the cash consideration paid for the Intermediate Pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed simultaneously with the closing of the acquisition of the Intermediate Pipelines on July 8, 2005. On September 2, 2005, we filed a registration statement with the SEC using a “shelf” registration process which, when it becomes effective, will allow the institutional investors to freely transfer their units. Additionally under this shelf process, we may offer from time to time up to $800 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
As a result of these transactions, Holly’s ownership interest was reduced from 51% to 47.9% following the Alon transaction, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 following the Intermediate Pipelines transaction.
In February 2005, we paid a regular cash distribution for the fourth quarter of 2004 of $0.50 on all units, an aggregate amount of $7.1 million. In May 2005, we paid a regular cash distribution for the first quarter of 2005 of $0.55 on all units, an aggregate amount of $8.4 million. In August 2005, we paid a regular cash distribution for the second quarter of 2005 of $0.575 on all units, an aggregate amount of $9.5 million. Included in this distribution was $63,000 paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55. On October 28, 2005, we announced a cash distribution for the third quarter of 2005 of $0.60 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid November 14, 2005 to all unit holders of record on November 7, 2005. The aggregate amount of the distribution will be $10.0 million, including $126,000 to be paid to the general partner as an incentive distribution.
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

Unaudited Condensed Consolidating Balance Sheets
September 30, 2005

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$19,025	$1,497	$—	$20,524
Accounts receivable	—	3,605	685	—	4,290
Intercompany accounts receivable (payable)	(10,040)	10,298	(258)	—	—
Prepaid and other current assets	354	757	—	—	1,111

Total current assets	(9,684)	33,685	1,924	—	25,925

Properties and equipment, net	—	129,009	34,499	—	163,508
Investment in subsidiaries	245,894	27,255	—	(273,149)	—
Transportation agreements, net	—	58,768	3,155	—	61,923
Other assets	1,542	1,364	—	—	2,906

Total assets	$237,752	$250,081	$39,578	$(273,149)	$254,262

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$81	$2,043	$283	$—	$2,407
Accrued interest	911	—	—	—	911
Other current liabilities	508	1,852	359	—	2,719

Total current liabilities	1,500	3,895	642	—	6,037

Long-term debt	181,349	—	—	—	181,349
Other long-term liabilities	72	292	—	—	364
Minority interest	—	—	—	11,681	11,681
Partners’ equity	54,831	245,894	38,936	(284,830)	54,831

Total liabilities and partners’ equity	$237,752	$250,081	$39,578	$(273,149)	$254,262

Condensed Consolidating Balance Sheets
December 31, 2004

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$15,143	$3,959	$—	$19,104
Accounts receivable	—	2,373	486	—	2,859
Intercompany accounts receivable (payable)	(5,658)	5,658	—	—	—
Prepaid and other current assets	180	338	52	—	570

Total current assets	(5,476)	23,512	4,497	—	22,533

Properties and equipment, net	—	39,097	35,529	—	74,626
Investment in subsidiaries	67,551	30,876	—	(98,427)	—
Transportation agreements, net	—	—	4,718	—	4,718
Other assets	—	1,881	—	—	1,881

Total assets	$62,075	$95,366	$44,744	$(98,427)	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,467	$249	$—	$1,716
Other current liabilities	547	763	387	—	1,697

Total current liabilities	547	2,230	636	—	3,413

Long-term debt	—	25,000	—	—	25,000
Other long-term liabilities	—	585	—	—	585
Minority interest	—	—	—	13,232	13,232
Partners’ equity	61,528	67,551	44,108	(111,659)	61,528

Total liabilities and partners’ equity	$62,075	$95,366	$44,744	$(98,427)	$103,758

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2005

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$12,507	$—	$—	$12,507
Third parties	—	7,627	1,662	(279)	9,010

	—	20,134	1,662	(279)	21,517

Operating costs and expenses:
Operations	—	5,969	643	(279)	6,333
Depreciation and amortization	—	3,080	844	—	3,924
General and administrative	557	517	1	—	1,075

	557	9,566	1,488	(279)	11,332

Operating income (loss)	(557)	10,568	174	—	10,185

Equity in earnings of subsidiaries	10,655	130	—	(10,785)	—
Interest income (expense)	(2,806)	(43)	12	—	(2,837)
Minority interest	—	—	—	(56)	(56)

Net income	$7,292	$10,655	$186	$(10,841)	$7,292

Unaudited Condensed Consolidating Statements of Income
Three Months Ended September 30, 2004

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated*
			(in thousands)
Revenues:
Affiliates	$—	$9,650	$—	$—	$9,650
Third parties	—	2,440	2,392	—	4,832

	—	12,090	2,392	—	14,482

Operating costs and expenses:
Operations	—	4,871	374	—	5,245
Depreciation and amortization	—	904	845	—	1,749
General and administrative	443	354	91	—	888

	443	6,129	1,310	—	7,882

Operating income	(443)	5,961	1,082	—	6,600
Equity in earnings of subsidiaries	5,302	756	—	(6,058)	—
Interest income (expense)	—	(284)	(1)	—	(285)
Minority interest	—	—	—	(324)	(324)

Net income	$4,859	$6,433	$1,081	$(6,382)	$5,991

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2005

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$31,878	$—	$—	$31,878
Third parties	—	19,941	6,290	(558)	25,673

	—	51,819	6,290	(558)	57,551

Operating costs and expenses:
Operations	—	16,484	2,243	(558)	18,169
Depreciation and amortization	—	7,603	2,533	—	10,136
General and administrative	1,477	1,549	16	—	3,042

	1,477	25,636	4,792	(558)	31,347

Operating income (loss)	(1,477)	26,183	1,498	—	26,204

Equity in earnings of subsidiaries	26,888	1,070	—	(27,958)	—
Interest income (expense)	(5,752)	(365)	30	—	(6,087)
Minority interest	—	—	—	(458)	(458)

Net income	$19,659	$26,888	$1,528	$(28,416)	$19,659

Unaudited Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2004

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated*
	(in thousands)
Revenues:
Affiliates	$—	$35,433	$—	$—	$35,433
Third parties	—	7,642	8,699	—	16,341

	—	43,075	8,699	—	51,774

Operating costs and expenses:
Operations	—	16,226	1,679	—	17,905
Depreciation and amortization	—	2,953	2,533	—	5,486
General and administrative	443	354	91		888

	443	19,533	4,303	—	24,279

Operating income (loss)	(443)	23,542	4,396	—	27,495

Equity in earnings of subsidiaries	5,302	3,077	—	(8,379)	—
Interest income (expense)	—	(213)	—	—	(213)
Minority interest	—	—	—	(1,319)	(1,319)

Net income	$4,859	$26,406	$4,396	$(9,698)	$25,963

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(2,444)	$28,944	$4,238	$—	$30,738

Cash flows used for investing activities:
Acquisitions, net of cash acquired	(125,801)	(1,990)	—	—	(127,791)
Additions to properties and equipment	—	(2,394)	—	—	(2,394)
Investments in subsidiaries, net	(1)	4,690	—	(4,689)	—

	(125,802)	306	—	(4,689)	(130,185)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	181,238	—	—	—	181,238
Proceeds from issuance of common units, net of underwriter discount	45,100	—	—	—	45,100
Contributions from (distributions to) partners	(24,423)	1	(6,700)	6,699	(24,423)
Deemed distribution related to asset acquisition	(71,850)	—	—	—	(71,850)
Borrowings (repayments) of debt, net	—	(25,000)	—	—	(25,000)
Distributions to minority interest	—	—	—	(2,010)	(2,010)
Other financing activities, net	(1,819)	(369)	—	—	(2,188)

	128,246	(25,368)	(6,700)	4,689	100,867

Cash and cash equivalents
Increase (decrease) for the period	—	3,882	(2,462)	—	1,420
Beginning of period	2	15,143	3,959	—	19,104

End of period	$2	$19,025	$1,497	$—	$20,524

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004

		Guarantor	Non-
	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated*
	(in thousands)
Cash flows from operating activities	$(353)	$(707)	$6,009	$—	$4,949

Cash flows used for investing activities:
Additions to properties and equipment	—	(2,107)	(717)	—	(2,824)
Investments in subsidiaries, net	(15,082)	6,580	—	8,502	—

	(15,082)	4,473	(717)	8,502	(2,824)

Cash flows from financing activities:
Issuance of common units, net of underwriter discount	145,460	—	—	—	145,460
Distributions to Holly concurrent with IPO	(125,612)	—	—	—	(125,612)
Contributions from (distributions to) partners	—	15,082	(9,400)	(5,682)	—
Borrowings (repayments)of debt, net	—	(5,082)	—	—	(5,082)
Cash distribution to minority interest	—	—	—	(2,820)	(2,820)
Other financing activities, net	(3,476)	(1,409)	—	—	(4,885)

	16,372	8,591	(9,400)	(8,502)	7,061

Cash and cash equivalents
Increase (decrease) for the period	937	12,357	(4,108)	—	9,186
Beginning of period	—	—	6,694	—	6,694

End of period	$937	$12,357	$2,586	$—	$15,880

*	Includes results of Navajo Pipeline Co., L.P. (Predecessor) prior to formation of the parent in July 2004.

Note 12: Subsequent Events
On October 28, 2005, we announced a cash distribution for the third quarter of 2005 of $0.60 per unit, payable November 14, 2005 for all unitholders of record on November 7, 2005. See Note 10 for more information.

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership formed by Holly Corporation (“Holly”) and is the successor to Navajo Pipeline Co., L.P. (Predecessor) (“NPL”). On March 15, 2004, we filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed underwritten initial public offering of limited partnership units in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). On July 7, 2004, we priced 6,100,000 common units for the initial public offering and on July 8, 2004, our common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, we closed our initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $145.5 million, net of $10.3 million of underwriting commissions. All the initial assets of HEP were contributed by Holly and its subsidiaries in exchange for (i) 7,000,000 subordinated units, representing 49% limited partner interest in HEP, (ii) incentive distribution rights (iii) the 2% general partner interest and (iv) an aggregate cash distribution of $125.6 million.
We operate a system of petroleum product pipelines in Texas, New Mexico and Oklahoma, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington. We generate revenues by charging tariffs for transporting petroleum products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal and therefore we are not directly exposed to changes in commodity prices.
Historical Results of Operations
In reviewing the historical results of operations that are discussed below, you should be aware of the following:
The historical financial data prior to July 13, 2004 does not reflect any general and administrative expenses as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Also, our historical results of operations prior to July 13, 2004 include revenues and costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership at its inception.
For periods after commencement of operations by HEP on July 13, 2004, our financial statements reflect:
•	net proceeds from our initial public offering which closed on July 13, 2004 (see “Liquidity and Capital Resources” below);

•	the transfer of certain of our predecessor’s operations to HEP, which
-	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

-	excludes our predecessor’s intermediate product pipelines prior to our purchase in July 2005, crude oil systems, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of a 15-year pipelines and terminals agreement with Holly (“Holly PTA”) and the recognition of revenues derived therefrom for serving Holly’s refineries in New Mexico and Utah; and

•	the execution of an omnibus agreement with Holly and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to our operation as a publicly owned entity.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, our financial statements include the historical results of operations of NPL prior to the transfer to HEP.
Agreements with Holly Corporation
Under the 15-year Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. This minimum revenue commitment will increase each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Following the July 1, 2005 PPI adjustment, the volume commitments by Holly under the Holly PTA will produce at least $36.685 million of revenue for the twelve months ending June 30, 2006. Holly pays the published tariff rates on the pipelines and contractually agreed upon fees at the terminals. The tariffs will adjust annually at a rate equal to the percentage change in the PPI. The terminal fees will adjust annually based upon an index comprised of comparable fees posted by third parties. Holly’s minimum revenue commitment applies only to the initial assets we acquired from Holly and may not be spread among assets we subsequently acquire. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
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
See “Holly Intermediates Pipeline Transaction” below for discussion of another 15-year pipelines agreement entered into with Holly related to the intermediate pipelines acquired in July 2005, expiring in 2020.
Alon Transaction; Senior Note Offering
On February 28, 2005, we closed on a contribution agreement with Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) that provided for our acquisition of four refined products pipelines, an associated tank farm and two refined products terminals located primarily in Texas. These pipelines and terminals transport approximately 70% of the light refined products for Alon’s 65,000 barrels per day (“bpd”) capacity refinery in Big Spring, Texas. The total consideration paid for these pipeline and terminal assets was $120 million in cash, $2.0 million of transaction costs, and 937,500 of our Class B subordinated units valued at $24.7 million which, subject to certain conditions, will convert into an equal number of common units in five years. In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon. Please read “Alon Transaction” under “Liquidity and Capital Resources” below for additional information.
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
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit to maintain Holly’s existing 2% general partner interest in the Partnership. We financed the $77.7 million cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) the offering of an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. Please read “Holly Intermediate Pipelines Transaction” under “Liquidity and Capital Resources” below for additional information.
As a result of these transactions, Holly’s ownership interest has been reduced from 51% to 47.9% following the Alon transaction, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 following the Intermediate Pipelines transaction.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$7,659	$6,947	$21,848	$21,046
Affiliates – intermediate pipelines	2,224	—	2,224	—
Third parties	7,873	4,030	22,371	13,552

	17,756	10,977	46,443	34,598

Terminals & truck loading racks:
Affiliates	2,624	2,310	7,806	6,769
Third parties	1,137	780	3,302	2,499

	3,761	3,090	11,108	9,268
Other	—	1	—	15

Total for pipelines and terminal assets	21,517	14,068	57,551	43,881

Crude system and intermediate pipelines not contributed to HEP at inception (1):
Lovington crude oil pipelines	—	167	—	3,325
Intermediate pipelines	—	247	—	4,568

Total for crude system and intermediate pipeline assets not contributed to HEP at inception	—	414	—	7,893

Total revenues	21,517	14,482	57,551	51,774

Operating costs and expenses
Costs related to refined product pipeline and terminal assets:
Operations	6,333	5,156	18,169	15,625
Depreciation and amortization	3,924	1,723	10,136	5,053
General and administrative	1,075	888	3,042	888

	11,332	7,767	31,347	21,566

Crude system and intermediate pipelines not contributed to HEP at inception (1):
Operations	—	89	—	2,280
Depreciation and amortization	—	26	—	433

	—	115	—	2,713

Total operating costs and expenses	11,332	7,882	31,347	24,279

Operating income	10,185	6,600	26,204	27,495

Interest income	201	16	434	88
Interest expense, including amortization	(3,038)	(301)	(6,521)	(301)
Minority interest in Rio Grande	(56)	(324)	(458)	(1,319)

Net income	7,292	5,991	19,659	25,963

Less:
Net income applicable to Predecessor	—	1,132	—	21,104
General partner interest in net income, including incentive distributions (2)	208	97	455	97

Limited partners’ interest in net income	$7,084	$4,762	$19,204	$4,762

Net income per limited partner unit — basic and diluted (2)	$0.44	$0.34	$1.27	$0.34

Weighted average limited partners’ units outstanding	16,018	14,000	15,103	14,000

EBITDA (3)	$14,053	$8,025	$35,882	$31,662

Distributable cash flow (4)	$11,424	$6,274	$30,114	$6,274

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Volumes (bpd) (5)

Pipelines:
Affiliates — refined product pipelines	66,541	62,186	66,504	64,186
Affiliates — intermediate pipelines	53,725	—	18,105	—
Third parties	66,584	25,135	60,007	29,076

	186,850	87,321	144,616	93,262

Terminals & truck loading racks:
Affiliates	121,835	113,303	122,460	114,662
Third parties	44,369	25,925	40,911	26,333

	166,204	139,228	163,371	140,995

Total for pipelines and terminal assets (bpd)	353,054	226,549	307,987	234,257

(1)	Revenue and expense items generated by the crude system and intermediate pipeline assets that were not contributed to HEP at inception in July 2004. Historically, these items were included in the income of NPL as predecessor, but are not included in the income of HEP beginning July 13, 2004. The intermediate pipelines were later purchased by HEP on July 8, 2005.

(2)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. As of September 30, 2005, $62,844 of incentive distributions had been declared. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(3)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$7,292	$5,991	$19,659	$25,963

Add interest expense	2,803	237	5,978	237
Add amortization of discount and deferred debt issuance costs	235	64	543	64
Subtract interest income	(201)	(16)	(434)	(88)
Add depreciation and amortization	3,924	1,749	10,136	5,486

EBITDA	$14,053	$8,025	$35,882	$31,662

(4)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow attributable to partners subsequent to the formation on July 13, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Net income	$7,292	$5,991	$19,659	$25,963
Subtract income attributable to predecessor	—	(1,132)	—	(21,104)
Add depreciation and amortization subsequent to formation	3,924	1,503	10,136	1,503
Add amortization of discount and deferred debt issuance costs subsequent to formation	235	64	543	64
Subtract maintenance capital expenditures subsequent to formation*	(27)	(152)	(224)	(152)

Distributable cash flow of partnership subsequent to formation on July 13, 2004	$11,424	$6,274	$30,114	$6,274

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.
(5)	The amounts reported represent volumes from the initial assets contributed to HEP at inception in July 2004 and additional volumes from the assets acquired from Alon starting in March 2005 and the intermediate pipelines acquired from Holly starting in July 2005. The amounts reported in the 2005 periods include volumes on the acquired assets from their respective acquisition dates averaged over the full reported periods.
Balance Sheet Data

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Cash and cash equivalents	$20,524	$19,104
Working capital	$19,888	$19,120
Total assets	$254,262	$103,758
Long-term debt	$181,349	$25,000
Partners’ equity	$54,831	$61,528

Results of Operations — Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
Summary
Net income was $7.3 million for the three months ended September 30, 2005, an increase of $1.3 million from $6.0 million for the three months ended September 30, 2004. The increase in overall income was principally due to the income generated from the assets acquired from Alon and the intermediate pipelines acquired from Holly, offset by increased interest expense principally related to the senior notes issued in connection with the Alon and intermediate pipelines transactions. Additionally impacting earnings for the current year’s third quarter were additional revenues from our existing pipelines and terminals, offset by reduced revenues from the Rio Grande Pipeline.
Revenues
Revenues of $21.5 million for the three months ended September 30, 2005 were $7.0 million greater than the $14.5 million in the comparable period of 2004, principally due to $5.0 million of revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition and $2.2 million of revenues from the intermediate pipeline assets acquired from Holly on July 8, 2005. Also, we had additional revenues from our existing pipelines and terminals of $1.0 million and reduced revenues from the Rio Grande Pipeline of $0.8 million. For the three months ended September 30, 2004, assets not originally contributed to the Partnership generated revenues of $0.4 million.
Revenues from refined product pipelines increased by $4.5 million from $11.0 million for the three months ended September 30, 2004 to $15.5 million for the three months ended September 30, 2005. Shipments on the Partnership’s refined product pipelines averaged 133.1 thousand barrels per day (“mbpd”) for the three months ended September 30, 2005 as compared to 87.3 mbpd for the three months ended September 30, 2004, principally due to the incremental volumes from the pipelines acquired from Alon and additional volumes from our existing pipelines. Revenues from the intermediate product pipelines purchased from Holly in July 2005 contributed $2.2 million to revenue in the three months ended September 30, 2005. Shipments on the Partnership’s intermediate product pipelines averaged 53.7 mbpd for the three months ended September 30, 2005. As anticipated, during the first quarter of 2005 based on the aggregate volumes shipped by BP Plc (“BP”) on the Rio Grande Pipeline, BP is no longer required to pay the border crossing fee pursuant to its contract. For the three months ended September 30, 2004, the border crossing fee was $0.9 million. Revenues from crude system and intermediate pipeline assets not contributed to HEP were $0.4 million for the three months ended September 30, 2004, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of HEP.
Revenues from terminal and truck loading rack service fees increased by $0.7 million from $3.1 million for the three months ended September 30, 2004 to $3.8 million for the three months ended September 30, 2005. Refined products terminalled in our facilities for the comparable quarters rose to 166.2 mbpd in the 2005 third quarter from 139.2 mbpd in the 2004 third quarter, due to the incremental volumes from the terminals acquired from Alon and volume gains at our existing terminals.
Operating Costs
Operating costs increased $1.1 million from the third quarter of 2004 to the third quarter of 2005. This increase in expense was principally due to $0.8 million of operating costs relating to the assets acquired from Alon, combined with operating costs of $0.3 million for the intermediate pipelines that were acquired in July 2005, partially offset by operating costs of $0.1 million for the crude oil and intermediate pipelines that were not contributed to HEP and were included in our results for the third quarter of 2004.
Depreciation and Amortization
Depreciation and amortization was $2.2 million higher in the quarter ended September 30, 2005 than in the quarter ended September 30, 2004, due principally to the increase in depreciation from the assets acquired from Alon.

General and Administrative
General and administrative costs increased $0.2 million from the third quarter of 2004 to the third quarter of 2005. The principal cause of the increase was that the current quarter represents a full quarterly period of costs. In third quarter of 2004, general and administrative costs were only incurred subsequent to HEP’s formation date of July 13, 2004, as Holly did not allocate any general and administrative costs to its subsidiaries.
Interest Expense
Interest expense for the three months ended September 30, 2005 totaled $3.0 million, an increase of $2.7 million from $0.3 million for the three months ended September 30, 2004. The increase is due to the debt issued in connection with the Alon and intermediate pipelines acquisition. In the three months ended September 30, 2005, interest expense consisted of: $2.7 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the three months ended September 30, 2004, interest expense consisted of: $0.2 million of interest on our then outstanding debt and $0.1 million of commitment fees on the unused portion of the credit facility and amortization of deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income in the third quarter of 2005 by $0.1 million as compared to $0.3 million in the third quarter of 2004.
Results of Operations — Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
Summary
Net income was $19.7 million for the nine months ended September 30, 2005, a decrease of $6.3 million from $26.0 million for the nine months ended September 30, 2004. The decrease in income was principally due to the inclusion in earnings in the prior year period of the crude oil and intermediate product pipelines that were not contributed to the Partnership, reduced revenues from the Rio Grande Pipeline, general and administrative charges currently being incurred by the Partnership that were not allocated prior to the initial public offering, and interest expense principally related to the senior notes issued in connection with the Alon and intermediate pipelines transactions, partially offset by the additional income generated from the assets acquired from Alon and the intermediate pipelines acquired from Holly, and additional revenues from our existing pipelines and terminals.
Revenues
Revenues of $57.6 million for the nine months ended September 30, 2005 were $5.8 million greater than the $51.8 million in the comparable period of 2004, principally due to $12.2 million of revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition and $2.2 million of revenues from the intermediate pipeline assets acquired from Holly on July 8, 2005, partially offset by revenues of $7.9 million in the nine months ended September 30, 2004 from assets not originally contributed to the Partnership. Also, we had additional revenues from our existing pipelines and terminals of $1.6 million and reduced revenues from the Rio Grande Pipeline of $2.3 million.
Revenues from refined product pipelines increased by $9.6 million from $34.6 million for the nine months ended September 30, 2004 to $44.2 million for the nine months ended September 30, 2005. Shipments on the Partnership’s refined product pipelines averaged 126.5 mbpd for the nine months ended September 30, 2005 as compared to 93.3 mbpd for the nine months ended September 30, 2004, principally due to the incremental March to September 2005 volumes from the pipelines acquired from Alon, combined with increased volumes shipped by Holly and its affiliates, partially offset by reduced volumes shipped on the Rio Grande Pipeline. Revenues from the intermediate product pipelines purchased from Holly in July 2005 contributed $2.2 million to revenue in the nine months ended September 30, 2005. Revenues from crude system and intermediate pipeline assets not contributed to HEP were $7.9 million for the nine months ended September 30, 2004, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of HEP. As anticipated, during the first quarter of 2005 based on the aggregate volumes shipped by BP on the Rio Grande Pipeline, BP is no longer required to pay the border crossing fee pursuant to its contract. For the nine months ended September 30, 2005 and 2004, the border crossing fee was $0.8 million and $3.2 million, respectively.
Revenues from terminal and truck loading rack service fees increased by $1.8 million from $9.3 million for the nine months ended September 30, 2004 to $11.1 million for the nine months ended September 30, 2005. Refined products terminalled in our facilities for the comparable periods rose to 163.4 mbpd in the first nine months of 2005 from 141.0 mbpd in the 2004 first nine months, due to the incremental March to September 2005 volumes from the terminals acquired from Alon and volume gains at our existing terminals.
Operating Costs
Operating costs increased $0.3 million from the third quarter of 2004 to the third quarter of 2005. This increase in expense was principally due to $2.1 million of operating costs relating to the assets acquired from Alon, combined with operating costs of $0.3 million for the intermediate pipelines that were acquired in July 2005, partially offset by operating costs of $2.3 million for the crude oil and intermediate pipelines that were not contributed to HEP in July 2004.
Depreciation and Amortization
Depreciation and amortization was $4.7 million higher in the nine months ended September 30, 2005 than in the nine months ended September 30, 2004, due principally to the increase in depreciation from the assets acquired from Alon.
General and Administrative
General and administrative costs were $3.0 million for the nine months ended September 30, 2005, an increase of $2.1 million from $0.9 million for the nine months ended September 30, 2004. No general and administrative costs were incurred in the first half of 2004, as prior to HEP’s formation date of July 13, 2004, as Holly did not allocate any general and administrative costs to its subsidiaries.
Interest Expense
Interest expense for the nine months ended September 30, 2005 totaled $6.5 million, an increase of $6.2 million from $0.3 million for the nine months ended September 30, 2004. The increase is due to the debt issued in connection with the Alon and intermediate pipelines acquisitions. In the nine months ended September 30, 2005, interest expense consisted of: $5.7 million of interest on the outstanding debt, net of the impact of the interest rate swap; $0.3 million of commitment fees on the unused portion of the Credit Agreement; and $0.5 million of amortization of the discount on the Senior Notes and deferred debt issuance costs. As no interest expense was incurred prior to formation on July 13, 2004, only $0.3 million of interest expense was recorded on the Credit Agreement and commitment fees for the nine months ended September 30, 2004.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.4 million in nine months ended September 30, 2005 compared to $1.3 million in the nine months ended September 30, 2004.

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
With a portion of the proceeds from the February 2005 senior note offering used principally for the Alon transaction, we repaid $30 million of outstanding indebtedness under our revolving credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of September 30, 2005, we have no amounts outstanding under the revolving credit agreement, and now have $100 million available and unused under our revolving credit agreement. We believe our current cash balances, future internally-generated funds and funds available under our revolving credit agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In August 2005, we paid a regular cash distribution for the second quarter of 2005 of $0.575 on all units, an aggregate amount of $9.5 million. Included in this distribution was $63,000 paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
We financed a portion of the cash consideration paid for the Intermediate Pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed simultaneously with the closing of the acquisition of the Intermediate Pipelines on July 8, 2005. On September 2, 2005, we filed a registration statement with the SEC using a “shelf” registration process which will allow the institutional investors to freely transfer their units. Additionally under this shelf process, we may offer from time to time up to $800 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
Cash and cash equivalents increased by $1.4 million during the nine months ended September 30, 2005. The cash flow generated from operating activities of $30.7 million in addition to the cash provided by financing activities of $100.9 million exceeded the cash used for investing activities of $130.2 million. Working capital increased during the nine months by $0.8 million to $19.9 million at September 30, 2005.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $25.8 million from $4.9 million for the nine months ended September 30, 2004 to $30.7 million for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2005 was $19.7 million, a decrease of $6.3 million from net income of $26.0 million for the nine months ended September 30, 2004. The non-cash items of depreciation and amortization, minority interest, and equity-based compensation increased $3.9 million in the first nine months of 2005 from the same period in 2004. Total working capital items did not change significantly during the nine months ended September 30, 2005, as compared to a decrease of $27.8 million for the nine months ended September 30, 2004. The large decrease for the nine months ended

September 30, 2004 was principally due to an increase in accounts receivable — affiliates, which were not contributed to HEP upon formation in July 2004.
Cash Flows — Investing Activities
Cash flows used for investing activities increased from $2.8 million for the nine months ended September 30, 2004 to $130.2 million for the nine months ended September 30, 2005. On February 28, 2005, we closed on the Alon transaction which required $120 million in cash plus transaction costs of $2.0 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. On July 8, 2005, we closed on the acquisition of the Holly intermediate pipelines for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. As this was a transaction between entities under common control, we accounted for the excess cash purchase price over the asset basis as a deemed distribution of $71.9 million, which is included in cash flows from financing activities. See “Holly Intermediate Pipelines Transaction” below for additional information. Additions to properties and equipment for the nine months ended September 30, 2005 was $2.4 million, a decrease of $0.4 million from $2.8 million for the nine months ended September 30, 2004.
Cash Flows — Financing Activities
Cash flows provided by financing activities amounted to $100.9 million for the nine months ended September 30, 2005. We received proceeds of $147.4 million from the issuance of senior notes in connection with the Alon asset acquisition. Additionally, we used proceeds from the original senior note offering to repay $30 million of outstanding indebtedness under our credit agreement, including $5 million drawn shortly before the closing of the Alon transaction. In June 2005, in anticipation of the July 2005 Holly intermediate pipelines transaction, we received additional proceeds from senior notes issued of $33.9 million. See “Senior Notes Due 2015” below for additional information. We financed a portion of the cash consideration paid for the intermediate pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed simultaneously with the closing of the acquisition of the intermediate pipelines on July 8, 2005. Of the cash paid to Holly for the intermediate pipelines, the $71.9 excess of the cash paid over the asset basis is considered a deemed distribution to partners. During the first nine months of 2005, we paid cash distributions on all units and the general partner interest in the aggregate amount of $25.0 million. Other cash flows from financing activities during the nine months ended September 30, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $1.2 million. We completed our initial public offering of 7,000,000 common units on July 13, 2004, receiving net proceeds of $145.5 million and drawing $25 million on our credit agreement. The proceeds from these financings were utilized to repay $30.1 million owed to Holly as well as making a $125.6 million distribution to Holly. In addition, we used $3.5 million to pay for offering costs and $1.4 million to pay deferred debt issuance costs associated with our credit agreement. Distributions to the minority interest owner in Rio Grande were $2.0 million for the nine months ended September 30, 2005, a decrease of $0.8 million from $2.8 million for the nine months ended September 30, 2004
Capital Requirements
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
We have budgeted average annual maintenance capital expenditures for our current operations of $2.0 million in 2005, which we anticipate will be funded with cash generated by operations. However, we anticipate funding future expansion capital requirements through long-term borrowings or other debt financings and/or equity capital offerings. Additionally, we have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines acquired in July 2005 to meet the needs of Holly’s previously announced expansion of their Navajo Refinery.
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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly intermediate pipelines transaction as well as to amend certain of the restrictive covenants. As of September 30, 2005, we had no amounts outstanding under the Credit Agreement.
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
Senior Notes Due 2015
We financed the $120 million cash portion of the consideration for the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). We used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.
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
On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms, which registration became effective in September 2005. The exchange offer expired on October 21, 2005 and we issued the new registered Senior Notes on October 25, 2005. The exchange notes are generally freely transferable but are a new issue of securities for which certain of the initial purchasers have indicated they intend to make a market but for which there may not initially be a market.
The $185.0 million principal amount of Senior Notes is recorded at $181.3 on our accompanying consolidated balance sheet at September 30, 2005. The difference is due to the $3.6 million unamortized discount and $72,000 relating to the interest rate swap contract discussed below.
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
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of the $150 million Senior Notes. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon. Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipeline and terminals taking into account a 5,000 bpd expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105%

of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values as determined by an independent appraisal. The aggregate consideration amounted to $146.7 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120 million in cash and $2.0 million of transaction costs. In accounting for this acquisition, we recorded pipeline and terminal assets of $86.7 million and an intangible asset of $60.0 million, representing the value of the 15-year pipelines and terminals agreement for transportation.
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, NM and Artesia, NM refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (i) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (ii) an additional $35.0 million in principal amount of our 6.25% Senior Notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
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

As this transaction is among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million, resulting in a deemed distribution to Holly of $71.9 million for financial accounting purposes.
Contractual Obligations and Contingencies
The following table presents our long-term contractual obligations as of September 30, 2005. Our pipeline operating lease contains one 10-year renewal option that is not reflected in the table below and that is likely to be exercised.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
			(In thousands)
Long-term debt — principal	$185,000	$—	$—	$—	$185,000
Long-term debt — interest	109,844	11,563	23,125	23,125	52,031
Pipeline operating lease	9,840	5,623	4,217	—	—
Other	5,092	2,575	2,517	—	—

Total	$309,776	$19,761	$29,859	$23,125	$237,031

Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three- and nine-month periods ended September 30, 2005 and 2004.
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
Holly has agreed to indemnify us in an aggregate amount not to exceed $17.5 million (indemnification above $15 million relates solely to the Intermediate Pipelines acquired in July 2005), subject to a $200,000 deductible, through July 2014 for environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing before the respective closing date. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, under which Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.

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
Recent Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement. This standard was to become effective for us for the first interim period beginning after June 15, 2005, however in April 2005, the SEC allowed for the delay in the implementation of this standard, with the result that we are now required to adopt this standard for our 2006 year. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We elected early adoption of this standard on July 1, 2005 based on modified prospective application. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
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
RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at September 30, 2005 was 5.0275%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $72,000 is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at September 30, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at September 30, 2005.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At September 30, 2005, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of September 30, 2005 would result in a change of approximately $5.5 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At September 30, 2005, our cash and cash equivalents were made up of highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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

Item 6.	Exhibits

10.1		Form of Restricted Unit Agreement (with Performance Vesting) (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 4, 2005).

10.2		Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated August 4, 2005).

10.3		Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated August 4, 2005).

10.4	*	First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan.

12.1	*	Computation of Ratio of Earnings to Fixed Charges

31.1	*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 4, 2005	/s/ P. Dean Ridenour

P. Dean Ridenour Vice President and Chief Accounting Officer and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell Vice President and Chief Financial Officer (Principal Financial Officer)