Form 10-K
period 2005-12-31
HOLLY ENERGY PARTNERS LP
filed 2006-02-22
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-32225
HOLLY ENERGY PARTNERS, L.P.
Formed under the laws of the State of Delaware
I.R.S. Employer Identification No. 20-0833098
100 Crescent Court, Suite 1600
Dallas, Texas 75201
Telephone Number: (214) 871-3555
Securities registered pursuant to Section 12(b) of the Act:
Common Limited Partner Units
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $310 million on June 30, 2005, based on the last sales price as quoted on the New York Stock Exchange.
The number of the registrant’s outstanding common limited partners units at February 17, 2006 was 8,170,000.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business”, “Risk Factors” and “Properties” in Items 1, 1A and 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could differ materially from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of refined petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation, in conjunction with the forward-looking statements included in the Form 10-K that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX TO DEFINED TERMS AND NAMES
The following terms and names that appear in this form 10-K are defined on the following pages:

Alon	5
Alon PTA	5
BP	22
bpd	6
Credit Agreement	8
Distributable cash flow	36
DOT	10
EBITDA	30
FASB	45
FERC	11
FIN 47	46
HEP	5
HLS	5
Holly	5
Holly IPA	5
Holly PTA	5
Intermediate Pipelines	5
Kaneb	24
LIBOR	42
LPG	6
Maintenance capital expenditures	30
mbbls	20
mbpd	37
Navajo Refinery	5
NPL	5
Omnibus Agreement	7
PPI	7
Purchase Agreement	8
Rio Grande	5
SEC	5
Senior Notes	8
SFAS	45
U.S. GAAP	30
Terms used in the financial statements and footnotes are as defined therein.

Item 1. Business
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership formed by Holly Corporation and is the successor to Navajo Pipeline Co., L.P. (Predecessor) (“NPL”). We operate a system of refined product pipelines and distribution terminals primarily in west Texas, New Mexico, Utah and Arizona. We maintain our principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6927. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Additionally available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we”, “our”, “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “Holly” refers to Holly Corporation and its subsidiaries, other than HEP and its subsidiaries and other than Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of Holly Corporation that is the general partner of the general partner of HEP and manages HEP.
On March 15, 2004, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership units in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). On July 7, 2004, we priced 6,100,000 common units for the initial public offering and on July 8, 2004, our common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, we closed our initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters
On February 28, 2005, we closed on a contribution agreement with Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) that provided for our acquisition of four refined products pipelines, an associated tank farm and two refined products terminals located primarily in Texas. On July 8, 2005, we closed on a purchase agreement to acquire Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities (collectively, the “Navajo Refinery”)
We generate revenues by charging tariffs for transporting petroleum products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices. We serve Holly’s refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement with Holly (“Holly PTA”) expiring 2019 and the 15-year Holly Intermediate Pipeline Agreement expiring 2020 (“Holly IPA”). We also serve Alon’s Big Spring Refinery under the Alon Pipelines and Terminals Agreement expiring 2020 (“Alon PTA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. We operate our business as one business segment. Our assets include:
     Pipelines:
•	approximately 780 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel, and jet fuel principally from Holly’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Alon’s Big Spring Refinery in Texas to customers in Texas and Oklahoma;

•	two parallel 65-mile pipelines that transport intermediate feedstocks and crude oil from Holly’s Lovington, New Mexico refinery facilities to Holly’s Artesia, New Mexico refining facilities; and

•	a 70% interest in Rio Grande, a joint venture that owns a 249-mile refined product pipeline that transports liquid petroleum gases (“LPG”) from west Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.
     Refined Product Terminals:
•	five refined product terminals (one of which is 50% owned), located in El Paso, Texas; Moriarty, Bloomfield and Albuquerque, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1.1 million barrels, that are integrated with our refined product pipeline system that serves Holly’s Navajo Refinery;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 500,000 barrels, that serve third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

•	two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of 480,000 barrels, that are integrated with our refined product pipelines that serve Alon’s Big Spring, Texas refinery; and

•	two refined product truck loading racks, one located within Holly’s Navajo Refinery that is permitted to load over 40,000 barrels per day (“bpd”) of light refined products, and one located within Holly’s Woods Cross Refinery near Salt Lake City, Utah, that is permitted to load over 25,000 bpd of light refined products.
Historical Results of Operations
In reviewing the historical results of operations that are discussed below, you should be aware of the following:
The historical financial data prior to July 13, 2004 do not reflect any general and administrative expenses as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Also, our historical results of operations prior to July 13, 2004 include revenues and costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership at its inception.
For periods after commencement of operations by HEP on July 13, 2004, our financial statements reflect:
•	net proceeds from our initial public offering which closed on July 13, 2004 (see “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7);

•	the transfer of certain of our predecessor’s operations to HEP, which
—	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

—	excludes our predecessor’s intermediate product pipelines prior to our purchase of those pipelines in July 2005, crude oil systems, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;

•	the execution of the Holly PTA and the recognition of revenues derived therefrom for serving Holly’s refineries in New Mexico and Utah; and

•	the execution of a three-year omnibus agreement expiring in 2007 with Holly and several of its subsidiaries (the “Omnibus Agreement”) and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to our operation as a publicly owned entity.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, our financial statements include the historical results of operations of NPL prior to the transfer to HEP.
Agreements with Holly Corporation
Under the 15-year Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. This minimum revenue commitment will increase each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI. Following the July 1, 2005 PPI adjustment, the volume commitments by Holly under the Holly PTA will produce at least $36.7 million of revenue for the twelve months ending June 30, 2006. Holly pays the published tariff rates on the refined product pipelines and contractually agreed upon fees at the terminals. The tariffs will adjust annually at a rate equal to the percentage change in the PPI. The terminal fees will adjust annually based upon an index comprised of comparable fees posted by third parties. Holly’s minimum revenue commitment applies only to the initial assets we acquired from Holly and may not be spread among assets we subsequently acquire. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
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
Prior to July 13, 2004, Holly did not allocate any of its general and administrative expenses to its pipeline and terminalling operations. Under the Omnibus Agreement, we have agreed to pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. The fee may increase on the second and third anniversaries by the greater of 5% or the percentage increase in the consumer price index for the applicable year. In addition, our general partner has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. The $2.0 million fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or other employees of HLS or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf. In addition, we incur additional general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, annual and quarterly reports to unitholders, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees. Under the Omnibus Agreement, Holly also agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering for any environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing prior to the closing date of our initial public offering.
See “Holly Intermediate Pipelines Transaction” below for discussion of another 15-year pipelines agreement entered into with Holly relating to the intermediate pipelines acquired in July 2005 and expiring in 2020.
Alon Transaction
On February 28, 2005, we closed on a contribution agreement with Alon that provided for our acquisition of four refined products pipelines aggregating approximately 500 miles, an associated tank farm and two refined products terminals with aggregate storage capacity of approximately 347,000 barrels. These pipelines and terminals are located primarily in Texas and transport approximately 70% of the light refined products from Alon’s 65,000 bpd capacity refinery in Big Spring, Texas.
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of $150 million of 6.25% senior notes due 2015 (the “Senior Notes”). We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction and used the balance to repay $30 million of outstanding indebtedness under our four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”), including $5 million drawn shortly before the closing of the Alon transaction. Under the 15-year Alon PTA, Alon agreed to transport on the pipelines and throughput through the terminals a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipeline and terminals taking into account a 5,000 bpd expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the pipelines and terminals agreement may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the pipelines and terminals agreement. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s “Intermediate Pipelines” that connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (a) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (b) an additional $35.0 million in principal amount of the 6.25% Senior Notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.

Under the 15-year Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment will apply only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. The pipelines agreement may be extended by the mutual agreement of the parties.
We have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s previously announced expansion of their Navajo Refinery, of which we spent $2.3 million through December 31, 2005. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the pipelines agreement. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the pipelines agreement. Holly has agreed to provide $2.5 million of additional indemnification above that previously provided in the Omnibus Agreement for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As a result of the Alon transaction, Holly’s ownership interest was reduced from 51% to 47.9%, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 as a result of the Intermediate Pipelines transaction.
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
Each year our board of directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2006 is $2.8 million, which does not include amounts for possible acquisition transactions.
We anticipate that the currently planned expansion capital expenditures will be funded with cash generated by operations. However, we may fund future expansion capital requirements or acquisitions through long-term debt and/or equity capital offerings.

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
We monitor the structural integrity of selected segments of our pipeline systems through a program of periodic internal inspections using both “dent pigs” and electronic “smart pigs”, as well as hydrostatic testing that conforms to Federal standards. We follow these inspections with a review of the data and we make repairs as necessary to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other approved integrity testing methods. We believe this approach will ensure that the pipelines that have the greatest risk potential receive the highest priority in being scheduled for inspections or pressure tests for integrity.
We started our smart pigging program in 1988, prior to Department of Transportation (“DOT”) regulations requiring the program. Beginning in 2002, the DOT required smart pigging or other integrity testing of all DOT-regulated crude oil and refined product pipelines. This requirement is being phased in over a five-year period. Since 1998, we have inspected approximately 98% of the total miles of the pipelines that we owned upon our initial public offering in 2004, 100% of the Intermediate Pipelines acquired in 2005, and 73% of the pipelines acquired from Alon in 2005.
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
COMPETITION
As a result of our physical integration with Holly’s Navajo Refinery and our contractual relationship with Holly under the Omnibus Agreement and the two Holly pipelines and terminals agreements, we believe that we will not face significant competition for barrels of refined products transported from Holly’s Navajo Refinery, particularly during the term of our Holly PTA and Holly IPA expiring in 2019 and 2020, respectively. Additionally, with our contractual relationship with Alon under the Alon PTA, we believe that we will not face significant competition for those barrels of refined products we transport from Alon’s Big Spring refinery.

We do, however, face competition from other pipelines that may be able to supply the end-user markets of Holly or Alon with refined products on a more competitive basis. Additionally, If Holly’s wholesale customers reduced their purchases of refined products due to the increased availability of cheaper product from other suppliers or for other reasons, the volumes transported through our pipelines would be reduced, which, subject to the minimum revenue commitments, would cause a decrease in cash and revenues generated from our operations.
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
Historically, the vast majority of the throughput at our terminal facilities, other than third-party receipts at the Spokane terminal, Alon volumes at El Paso, and the Abilene and Wichita Falls terminals recently acquired from Alon that serve their Big Springs refinery, has come from Holly. Under the terms of the Holly PTA, we continue to receive a significant portion of the throughput at these facilities from Holly.
Our eleven refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading arms.
RATE REGULATION
Some of our existing pipelines are subject to rate regulation by the Federal Energy Regulatory Commission (the “FERC”) under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates by protest, and challenges to rates that are already on file and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain damages or reparations for generally up to two years prior to the filing of a complaint. The FERC generally has not investigated interstate rates on its own initiative when those rates, like ours, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate any new interstate rates we might file if those rates were protested by a third party and the third party were able to show that it had a substantial economic interest in our tariff rate level. The FERC could also investigate any of our existing interstate rates if a complaint were filed against the rate.
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
Holly has agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering on July 13, 2004 for environmental noncompliance and remediation liabilities associated with the assets initially transferred to us and occurring or existing before that date, and provide $2.5 million of additional indemnification for the Intermediate Pipelines acquired in July 2005. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in February 2005, where Alon will indemnify us for ten years subject to a $100,000 deductible and a $20 million maximum liability cap.
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
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $0.6 million over the next three years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. The estimated cost for our share of the environmental remediation at the Albuquerque terminal is approximately $0.3 million, to be incurred over the next five years. Holly has agreed, subject to a $15 million limit, to indemnify us for environmental liabilities related to the assets transferred to us to the extent such liabilities exist or arise from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with remediation projects at El Paso and Albuquerque, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release in Jones County, Texas on one of the pipelines recently acquired from Alon. This event is not subject to indemnification from Alon. As of December 31, 2005, we estimate that the total remediation costs for this incident are $0.2 million, of which $0.1 million was incurred during 2005 and $0.1 million remains to be incurred within the next year.

We may experience future releases of refined products into the environment from our pipelines and terminals, or discover historical releases that were previously unidentified or not assessed. Although we maintain an extensive inspection and audit program designed, as applicable, to prevent, detect and address these releases promptly, damages and liabilities incurred due to any future environmental releases from our assets nevertheless have the potential to substantially affect our business.
EMPLOYEES
To carry out our operations, HLS employs 82 people who provide direct support to our operations. None of these employees are covered by collective bargaining agreements. Holly Logistic Services, L.L.C. considers its employee relations to be good. Neither we nor our general partner have employees. We reimburse Holly for direct expenses Holly incurs on our behalf for the employees of HLS.
Item 1A. Risk Factors
Investing in us involves a degree of risk, including the risks described below. You should carefully consider the following risk factors together with all of the other information included in this Annual Report on Form 10K, including the financial statements and related notes, when deciding to invest in us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.
We depend upon Holly and particularly its Navajo Refinery for a majority of our revenues; and if those revenues were reduced or if Holly’s financial condition materially deteriorated, there would be a material adverse effect on our results of operations.
For the year ended December 31, 2005, Holly accounted for 52% of the revenues of our petroleum products pipelines and 70% of the revenues of our terminals and truck loading racks. We expect to continue to derive a majority of our revenues from Holly for the foreseeable future. If Holly satisfies only its minimum obligations under the Holly PTA and Holly IPA or is unable to meet its minimum revenue commitment for any reason, including due to prolonged downtime or a shutdown at the Navajo Refinery or the Woods Cross Refinery, our revenues would decline.
Any significant curtailing of production at the Navajo Refinery could, by reducing throughput in our pipelines and terminals, result in our realizing materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2005, production from the Navajo Refinery accounted for 50% of the throughput volumes transported by our refined product pipelines. The Navajo Refinery also received 100% of the petroleum products shipped on our Intermediate Pipelines. Operations at the Navajo Refinery could be partially or completely shut down, temporarily or permanently, as the result of:
•	competition from other refineries and pipelines that may be able to supply Holly’s end-user markets on a more cost-effective basis;

•	operational problems such as catastrophic events at the refinery, labor difficulties or environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at the refinery;

•	increasingly stringent environmental laws and regulations, such as the Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel for both on-road and non-road usage as well as various state and federal emission requirements that may affect the refinery itself;

•	an inability to obtain crude oil for the refinery at competitive prices; or

•	a general reduction in demand for refined products in the area due to:
—	a local or national recession or other adverse economic condition that results in lower spending by businesses and consumers on gasoline and diesel fuel;

—	higher gasoline prices due to higher crude oil prices, higher taxes or stricter environmental laws or regulations; or

—	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, legislation either mandating or encouraging higher fuel economy or the use of alternative fuel or otherwise.
The magnitude of the effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected by the shutdown. We have no control over the factors that may lead to a shutdown or the measures Holly may take in response to a shutdown. Holly makes all decisions at the Navajo Refinery concerning levels of production, regulatory compliance, refinery turnarounds (planned shutdowns of individual process units within the refinery to perform major maintenance activities), labor relations, environmental remediation and capital expenditures; is responsible for all related costs; and is under no contractual obligation to us to maintain operations at the Navajo Refinery.
Furthermore, Holly’s obligations under the Holly PTA and Holly IPA would be temporarily suspended during the occurrence of a force majeure that renders performance impossible with respect to an asset for at least 30 days. If such an event were to continue for a year, we or Holly could terminate the agreements. The occurrence of any of these events could reduce our revenues and cash flows.
We depend on Alon and particularly its Big Spring Refinery for a substantial portion of our revenues; and if those revenues were significantly reduced, there would be a material adverse effect on our results of operations.
During the 10 months of 2005 that we owned the assets acquired from Alon on February 28, 2005, Alon generated 33% of our revenues for that time period, including revenues we received from Alon under a capacity lease agreement.
A decline in production at Alon’s Big Spring Refinery would materially reduce the volume of refined products we transport and terminal for Alon. As a result, our revenues would be materially adversely affected. The Big Spring Refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined products. Such factors would include the factors discussed above under the discussion of risk factors for the Navajo Refinery.
The magnitude of the effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected. We have no control over the factors that may lead to a shutdown or the measures Alon may take in response to a shutdown. Alon makes all decisions and is responsible for all costs at the Big Spring Refinery concerning levels of production, regulatory compliance, refinery turnarounds, labor relations, environmental remediation and capital expenditures.
In addition, under the Alon PTA, if we are unable to transport or terminal refined products that Alon is prepared to ship, then Alon has the right to reduce its minimum volume commitment to us during the period of interruption. If a force majeure event occurs beyond the control of either of us, we or Alon could terminate the Alon pipelines and terminals agreement after the expiration of certain time periods. The occurrence of any of these events could reduce our revenues and cash flows.

We are exposed to the credit risks of our key customers.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. As stated above, we receive substantial revenues from both Holly and Alon under their respective pipelines and terminals agreements. In addition, a subsidiary of BP is the only shipper on the Rio Grande Pipeline, a joint venture in which we own a 70% interest and from which we derived 11% of our revenues for the year ended December 31, 2005.
If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.
Competition from other pipelines that may be able to supply our shippers’ customers with refined products at a lower price could cause us to reduce our rates or could reduce our revenues.
We and our shippers could face increased competition if other pipelines are able to competitively supply our shippers’ end-user markets with refined products. The Longhorn Pipeline is a common carrier pipeline that is capable of delivering refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market. Since inception of Longhorn Pipeline operations in late 2005, little impact has been seen on the operations of Holly, Alon, or HEP. However, if the Longhorn Pipeline is ever able to operate as has been proposed and significantly increases the volumes of refined products it transports, it could result in downward pressure on wholesale refined product prices and refined product margins in El Paso and related markets. Additionally, an increased supply of refined products from Gulf Coast refiners entering the El Paso and Arizona markets on this pipeline and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines, which are currently capacity constrained, could cause a decline in the demand for refined product from Holly or Alon. For Holly, this eventuality could ultimately result in a reduction in Holly’s minimum revenue commitment to us under the Holly PTA and Holly IPA; and while our pipelines and terminals agreement with Alon does not provide for a reduction in Alon’s minimum volume commitment obligation in these circumstances, such eventuality could reduce our opportunity to earn revenue from Alon in excess of Alon’s minimum volume commitment obligation.
An additional factor that could affect some of Holly’s and Alon’s markets is excess pipeline capacity from the West Coast into our shippers’ Arizona markets on the pipeline from the West Coast to Phoenix. If refined products become available on the West Coast in excess of demand in that market, additional products could be shipped into our shippers’ Arizona markets with resulting possible downward pressure on refined products shipments by Holly and Alon to these markets.
A material decrease in the supply, or a material increase in the price, of crude oil available to Holly’s and Alon’s refineries, could materially reduce our revenues.
The volume of refined products we transport in our refined products pipelines depends on the level of production of refined products from Holly’s and Alon’s refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers’ operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.
Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We and our shippers have no control over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline, or producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation and the availability and cost of capital. Similarly, a material increase in the price of crude oil supplied to our shippers’ refineries without an increase in the value of the products produced by the refineries, either temporary or permanent, which caused a reduction in the production of refined products at the refineries, would cause a reduction in the volumes of refined products we transport, and our cash flow could be adversely affected.
We may not be able to retain existing customers or acquire new customers.
The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Alon’s obligations to lease capacity on the Artesia-Orla-El Paso pipeline have remaining terms ranging from three to six years. BP’s agreement to ship on the Rio Grande Pipeline expires in 2007. Our pipelines and terminals agreements with Holly and Alon expire in 2019 and 2020.
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
Holly, Alon and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volumes of refined products over interconnecting pipelines, the allocations to existing shippers in these pipelines would be reduced, which could also reduce volumes transported in our pipelines or through our terminals. For example, the common carrier pipelines used by Holly to serve the Arizona and Albuquerque markets are currently operated at or near capacity and are subject to proration. As a result, the volumes of refined product that Holly and other shippers have been able to deliver to these markets have been limited. The flow of additional products into El Paso for shipment to Arizona, could further exacerbate such constraints on deliveries to Arizona. Any reduction in volumes transported in our pipelines or through our terminals could adversely affect our revenues and cash flows.
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
If our assumptions about growth in market demand prove incorrect, Holly may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy. Furthermore, Holly is under no obligation to pursue a growth strategy. If Holly chooses not to, or is unable to, gain additional customers in new or existing markets in the Southwestern and Rocky Mountain regions of the United States, our growth strategy would be adversely affected. Moreover, Holly may not make acquisitions that would provide acquisition opportunities to us; or, if those opportunities arise, they may not be on terms attractive to us. Finally, Holly also will be subject to integration risks with respect to any new acquisitions it chooses to make.
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
Holly and Alon have agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the terms of their respective pipelines and terminals agreements. These agreements do not prevent other current or future shippers from challenging our tariff rates.
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
As of December 31, 2005, our total outstanding long-term debt was $180.7 million. Various limitations in our Credit Agreement and the indenture for our Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.
Our leverage could have important consequences. We will require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.
The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain beneficial transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Additionally, our contribution agreement with Alon restricts us from selling the pipelines and terminals acquired from Alon and from prepaying more than $30 million of the Senior Notes for ten years, subject to certain limited exceptions. Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisition, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.
Our growth through acquisitions may be limited by future market considerations.
Future business or asset acquisitions may be dependent upon financial market conditions. Increases in our average cost of capital resulting from increases in interest rates or changes in our bond rating or from increased cost of equity capital may prevent us from making accretive acquisitions and thus limit our growth opportunities.
Item 1B. Unresolved Staff Comments
We do not have any unresolved SEC staff comments.
Item 2. Properties
PIPELINES
Our refined product pipelines transport light refined products from Holly’s Navajo Refinery in New Mexico and Alon’s Big Spring Refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, Oklahoma, Arizona, Colorado, Utah and northern Mexico. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and LPGs (such as propane, butane and isobutane).
Our pipelines are regularly inspected and are well maintained, and we believe they are in good repair. Generally, other than as provided in the pipelines and terminal agreements with Holly and Alon, all of our pipelines are unrestricted as to the direction in which product flows and the types of refined products that we can transport on them. The FERC regulates the transportation tariffs for interstate shipments on our refined product pipelines and state regulatory agencies regulate the transportation tariffs for intrastate shipments on our pipelines.
Our intermediate product pipelines consist of two parallel pipelines that originate at Holly’s Lovington, New Mexico refining facilities and terminate at Holly’s Artesia, New Mexico refining facilities. These pipelines transport intermediate feedstocks and crude oil for Holly’s refining operations in New Mexico.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for Holly and for third parties.

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001
Refined products transported for (bpd):
Holly	94,473	65,525	51,456	55,288	47,364
Third parties (2)	65,053	29,967	23,469	13,553	12,888

Total	159,526	95,492	74,925	68,841	60,252

Total annual barrels in thousands (“mbbls”)	58,227	34,950	27,348	25,127	21,992

(1)	Includes volumes transported on the pipelines acquired from Alon as of February 28, 2005, and volumes transported on the Intermediate Pipelines acquired as of July 8, 2005.

(2)	Includes Rio Grande Pipeline volumes beginning June 30, 2003, when we increased our ownership from 25% to 70% and began consolidating the results of Rio Grande Pipeline.
The following table sets forth certain operating data for each of our petroleum product pipelines. Except as shown below, we own 100% of our refined product pipelines. Throughput is the total average number of barrels per day transported on a pipeline, but does not aggregate barrels moved between different points on the same pipeline. Revenues reflect tariff revenues generated by barrels shipped from an origin to a delivery point on a pipeline. Revenues also include payments made by Alon under capacity lease arrangements on our Orla to El Paso pipeline. Under these arrangements, we provide space on our pipeline for the shipment of up to 20,000 barrels of refined product per day. Alon pays us whether or not it actually ships the full volumes of refined products it is entitled to ship. To the extent Alon does not use its capacity, we are entitled to use it. We calculate the capacity of our pipelines based on the throughput capacity for barrels of gasoline equivalent that may be transported in the existing configuration; in some cases, this includes the use of drag reducing agents.

		Approximate
	Diameter	Length	Capacity
Origin and Destination	(inches)	(miles)	(bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	24,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	215	60,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	45,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	(3)
Big Spring, TX to Abilene, TX(4)	6/8	105	20,000
Big Spring, TX to Wichita Falls, TX(4)	6/8	227	23,000
Wichita Falls, TX to Duncan, OK(4)	6	47	21,000
Midland, TX to Orla, TX(4)	8/10	135	25,000
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM(5)	8	65	24,000
Lovington, NM to Artesia, NM(5)	10	65	60,000
Rio Grande Pipeline Company:
Rio Grande Pipeline(6)	8	249	27,000

(1)	Includes 20,000 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

(2)	The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and our Moriarty to Bloomfield pipeline is leased from Mid-America Pipeline Company, LLC under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Acquired from Alon on February 28, 2005.

(5)	Acquired from Holly on July 8, 2005.

(6)	We have a 70% joint venture interest in the entity that owns this pipeline. Capacity reflects a 100% interest. We increased our ownership interest in Rio Grande Pipeline Company from 25% to 70% on June 30, 2003.
For the years ended December 31, 2005 and 2004, Holly accounted for an aggregate of 50.4% and 68.6%, respectively, of the petroleum products transported on our refined product pipelines and 100% of the petroleum products transported on our Intermediate Pipelines. For the same periods, these pipelines transported approximately 92% of the light refined products produced by Holly’s Navajo Refinery.

Artesia, New Mexico to El Paso, Texas
The Artesia to El Paso refined product pipeline is regulated by the FERC. It was constructed in 1959 and consists of 156 miles of 6-inch pipeline. This pipeline is used for the shipment of refined products produced at Holly’s Navajo Refinery to our El Paso terminal, where we deliver to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck. Holly is the only shipper on this pipeline. The refined products shipped on this pipeline represented 18.1% of the total light refined products produced at Holly’s Navajo Refinery during 2005. Refined products produced at Holly’s Navajo Refinery destined for El Paso are transported on either this pipeline or our Artesia to Orla to El Paso pipeline.
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
There are two shippers on this pipeline, Holly and Alon. In 2005, this pipeline transported to our El Paso terminal 44.3% of the light refined products produced at Holly’s Navajo Refinery. As mentioned above, refined products destined to the El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.
At Orla, the pipeline received volumes of gasoline and diesel from Alon’s Big Spring, Texas refinery through a tie-in to an Alon pipeline system.
Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 59.5-mile, 12-inch pipeline from Holly’s Artesia facility to White Lakes Junction, New Mexico that was constructed in 1999, and approximately 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and our Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2007 and has one ten-year extension at our option. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and west Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America Pipeline Company, LLC (or its designee). Holly is the only shipper on this pipeline. We currently pay a monthly fee (which is subject to adjustments based on changes in the producer price index) of $469,000 to Mid-America Pipeline Company, LLC to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.
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
Big Spring, Texas to Abilene, Texas
The Big Spring to Abilene refined product pipeline was constructed in 1957 and consists of 100 miles of 6-inch pipeline and 5 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at Alon’s Big Spring Refinery to the Abilene terminal. Alon is the only shipper on this pipeline.

Big Spring, Texas to Wichita Falls, Texas
Segments of the Big Spring to Wichita Falls refined product pipeline were constructed in 1969 and 1989, and consist of 95 miles of 6-inch pipeline and 132 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at Alon’s Big Spring Refinery to the Wichita Falls terminal. Alon is the only shipper on this pipeline.
Wichita Falls, Texas to Duncan, Oklahoma
The Wichita Falls to Duncan refined product pipeline is a common carrier and is regulated by the FERC. It was constructed in 1958 and consists of 47 miles of 6-inch pipeline. This pipeline is used for the shipment of refined products from the Wichita Falls terminal to Alon’s Duncan terminal, which we do not own. Alon is the only shipper on this pipeline.
Midland, Texas to Orla, Texas
Segments of the Midland to Orla refined product pipeline were constructed in 1928 and 1998, and consist of 50 miles of 10-inch pipeline and 85 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at Alon’s Big Spring Refinery from Midland, Texas to our tank farm at Orla, Texas. Alon is the only shipper on this pipeline.
8” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile 8-inch diameter pipeline was constructed in 1981. This pipeline is used for the shipment of intermediate feedstocks and crude oil from Holly’s Lovington, New Mexico facility to Holly’s Artesia, New Mexico facility. Holly is the only shipper on this pipeline.
10” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile 10-inch diameter pipeline was constructed in 1999. The pipeline is used for the shipment of intermediate feedstocks and crude oil from Holly’s Lovington, New Mexico facility to Holly’s Artesia, New Mexico facility. Holly is the only shipper on this pipeline.
Rio Grande Pipeline
We own a 70% interest in Rio Grande, a joint venture that owns a 249-mile, 8-inch common carrier LPG pipeline regulated by the FERC. The other owner of Rio Grande is a subsidiary of BP Plc (“BP”). The pipeline originates from a connection with an Enterprise pipeline in west Texas at Lawson Junction and terminates at the Mexican border near San Elizario, Texas, with a delivery point and an additional receipt point near Midland, Texas, for ultimate use by PEMEX (the government-owned energy company of Mexico). Rio Grande does not own any facilities or pipelines in Mexico. The pipeline has a current capacity of approximately 27,000 bpd. This pipeline was originally constructed in the mid 1950’s, was first reconditioned in 1988, and subsequently reconditioned in 1996 and 2003. Approximately 75 miles of this pipeline has been replaced with new pipe, and an additional 50 miles has been recoated.
Rio Grande was formed in 1996, at which time we contributed nearly 220 miles of pipeline from near Odessa, Texas to outside El Paso, Texas in exchange for a 25% interest in the joint venture. Rio Grande Pipeline began operations in 1997. In June 2003, we acquired an additional 45% interest in the joint venture from Juarez Pipeline Co., an affiliate of The Williams Companies, Inc., for $28.7 million. The pipeline has recently completed a reconditioning project that could facilitate an expansion to 32,000 bpd. Currently, only LPG’s are transported on this pipeline, and BP is the only shipper. BP’s contract provides that BP will ship a minimum average of 16,500 bpd for the duration of the agreement. This contract expires in July 2007, but will continue year-to-year thereafter unless cancelled by either party at the beginning of a contract year. The tariff rates and shipping regulations are regulated by the FERC.
In January 2005, Rio Grande appointed us as operator of the pipeline system effective April 1, 2005 through January 31, 2010. We paid $745,000 to the then-current operator as an inducement to and consideration for its early resignation. As operator, we receive a management fee of $1.0 million per year, adjusted annually for any changes in the producer price index.
An officer of HLS is one of the two members of Rio Grande’s management committee.

REFINED PRODUCT TERMINALS AND TRUCK RACKS
Our refined product terminals receive products from pipelines, Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring Refinery. We then distribute them to Holly and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve Holly’s and Alon’s marketing activities. Terminals play a key role in moving product to the end-user market by providing the following services:
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
The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001

Refined products terminalled for (bpd):
Holly	120,795	114,991	86,780	81,969	69,611
Third parties	42,334	24,821	19,956	12,374	13,409

Total	163,129	139,812	106,736	94,343	83,020

Total annual barrels in thousands (mbbls)	59,542	51,171	38,959	34,435	30,302

(1)	Includes volumes for the terminals and tank farm acquired from Alon February 28, 2005.

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

	Storage	Number
	Capacity	of	Supply
Terminal Location	(barrels)	Tanks	Source	Mode of Delivery

El Paso, TX	507,000	16	Pipeline/ rail	Truck/Pipeline
Moriarty, NM	189,000	9	Pipeline	Truck
Bloomfield, NM	193,000	7	Pipeline	Truck
Albuquerque, NM	64,000	9	Pipeline	Truck
Tucson, AZ(1)	176,000	9	Pipeline	Truck
Mountain Home, ID(2)	120,000	3	Pipeline	Pipeline
Boise, ID(3) (4)	111,000	9	Pipeline	Pipeline
Burley, ID(3)	70,000	7	Pipeline	Truck
Spokane, WA	333,000	32	Pipeline/Rail	Truck
Abilene, TX(5)	127,000	5	Pipeline	Truck/Pipeline
Wichita Falls, TX(5)	220,000	11	Pipeline	Truck/Pipeline
Orla tank farm(5)	135,000	5	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline

Total	2,245,000

(1)	The Tucson terminal consists of two parcels. On one parcel, we lease the underlying ground as a 50% co-tenant with a division of Kaneb Pipe Partners, L.P. (“Kaneb”) pursuant to which we own 50% of the improvements on that parcel. On the other parcel, our joint venture with Kaneb leases the underlying ground and owns the improvements. This joint venture agreement gives us rights to 100% of the terminal capacity (for both parcels), which is operated by Kaneb for a fee.

(2)	Handles only jet fuel.

(3)	We have a 50% ownership interest in these terminals. The capacity and throughput information represents the proportionate share of capacity and throughput attributable to our ownership interest.

(4)	This terminal has seen limited use since its acquisition in June 2003.

(5)	Acquired from Alon as of February 28, 2005.
El Paso Terminal
We receive light refined products at this terminal from Holly’s Artesia facility through our Artesia to El Paso and Artesia to Orla to El Paso pipelines and by rail that account for approximately 80% of the volumes at this terminal. We also receive product from Alon’s Big Spring, Texas refinery that accounted for 20% of the volumes at this terminal in 2005. Refined products received at this terminal are sold locally via the truck rack, transported to our Tucson terminal on Kinder Morgan Energy partners L.P.’s East System pipeline or to our Albuquerque terminal on Chevron Texaco’s Juarez pipeline. Competition in this market includes a refinery and terminal owned by Western Refining, a joint venture pipeline and terminal owned by ConocoPhillips and Valero, L.P. and a terminal connected to the Longhorn Pipeline.
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
Albuquerque Terminal
We receive light refined products from Holly that are transported on Chevron Texaco’s Albuquerque pipeline from our El Paso terminal and account for over 90% of the volumes at this terminal. We also receive product from ConocoPhillips and Valero, L.P. that are transported to the Albuquerque terminal on Valero, L.P.’s West Emerald pipeline from its McKee, Texas refinery. Refined products received at this terminal are sold locally, via the truck rack. Competition in the Albuquerque market includes terminals owned by ChevronTexaco, ConocoPhillips, Giant and Valero. We and ConocoPhillips each owned a

50% interest in the Albuquerque terminal through July 2004, at which time we acquired the 50% interest owned by ConocoPhillips.
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
Mountain Home Terminal
We receive jet fuel from third parties at this terminal that is transported on ChevronTexaco’s Salt Lake City to Boise, Idaho pipeline. We then transport the jet fuel from the Mountain Home terminal through our 13-mile, 4-inch pipeline to the United States Air Force base outside of Mountain Home. Our pipeline associated with this terminal is the only pipeline that supplies jet fuel to the air base. We are paid a single fee, from the Defense Energy Support Center, for injecting, storing, testing and transporting jet fuel at this terminal.
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
Abilene Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2005. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.
Wichita Falls Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2005. Refined products received at this terminal are sold via a truck rack or shipped to Alon’s terminal in Duncan, Oklahoma. Alon is the only customer at this terminal.
Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon’s Big Spring Refinery that accounted for all of its volumes in 2005. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.

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
PIPELINE AND TERMINAL CONTROL OPERATIONS
All of our pipelines are operated via geosynchronous satellite, microwave, radio and frame relay communication systems from one of two central control rooms. The pipelines acquired from Alon in February 2005 are operated from the control room located in Big Spring, Texas, which was also acquired from Alon in February 2005. All other pipelines are operated from the control room located in Artesia, New Mexico. We also monitor activity at our terminals from these control rooms.
The control centers operate with modern, state-of-the-art System Control and Data Acquisition, or SCADA, systems. Our control centers are equipped with computer systems designed to continuously monitor operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines, and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations and meter-measurement points on the pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces our requirement for full-time on-site personnel at most of these locations.
Item 3. Legal Proceedings
We are a party to various legal and regulatory proceedings, which we believe will not have a material adverse impact on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for the Registrant’s Common Units and Related Unitholder Matters
     Our common limited partner units began trading on the New York Stock Exchange under the symbol “HEP” commencing with our initial public offering on July 8, 2004. The following table sets forth the range of the daily high and low sales prices per common unit, cash distributions to common unitholders and the trading volume of common units for the period indicated.

			Cash	Total
Years Ended December 31,	High	Low	Distributions	Volume
2005
Fourth Quarter	$44.14	$35.80	$0.600	1,014,800
Third Quarter	$45.40	$39.10	$0.575	1,068,700
Second Quarter	$47.00	$37.28	$0.550	1,375,300
First Quarter	$40.45	$32.25	$0.500	1,825,100

2004
Fourth Quarter	$35.15	$28.25	$0.435	1,498,100
Third Quarter	$29.99	$23.30	—	6,439,500
The distribution for the quarter ended September 30, 2004 was paid on November 19, 2004, and reflects the pro rata portion of the minimum quarterly distribution rate of $.50, covering the period from the closing of the initial public offering through September 30, 2004. A distribution for the quarter ended December 31, 2005 of $0.625 was paid on February 14, 2006. That distribution, as well as each of the two preceding distributions, was at the second target distribution level, as described below.
As of February 10, 2006, we had approximately 5,000 common unitholders, including beneficial owners of common units held in street name.
We will consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our revolving credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution. The indenture relating to our Senior Notes will prohibit us from making cash distributions under certain circumstances.
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
Upon the closing of our initial public offering, Holly received 7,000,000 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009.
The Class B subordinated units issued to Alon generally vote as a single class and rank equally with our existing subordinated units. There will be a subordination period with respect to the Class B subordinated units with generally similar provisions to the subordinated units held by Holly, except that the subordination period will end on the last day of any quarter ending on or after March 31, 2010 if Alon has not defaulted on its minimum volume commitment payment obligations for the three consecutive, non-overlapping four quarter periods immediately preceding that date, subject to certain grace periods. If Holly is removed as the general partner without cause, the subordination period for the Class B subordinated units may end before March 31, 2010.
We will make distributions of available cash from operating surplus for any quarter during any subordination period in the following manner: first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; second, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.
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
The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into Item 12, “Security Ownership of Certain Beneficial Owners and Management,” of this annual report on Form 10-K.

Item 6. Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

		2004
		Combined	Successor	Predecessor
			July 13, 2004	January 1,
	Year Ended	Year Ended	Through	2004 Through	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	July 12,	December 31,	December 31,	December 31,
	2005	2004 (1)	2004	2004	2003	2002	2001
	( In thousands, except per unit data)
Statement Of Income Data:

Revenue	$80,120	$67,766	$28,182	$39,584	$30,800	$23,581	$20,647
Operating costs and expenses Operations	25,332	23,641	10,104	13,537	24,193	19,442	17,388
Depreciation and amortization	14,201	7,224	3,241	3,983	6,453	4,475	3,740
General and administrative	4,047	1,860	1,859	1	—	—	—

Total operating costs and expenses	43,580	32,725	15,204	17,521	30,646	23,917	21,128

Operating income (loss)	36,540	35,041	12,978	22,063	154	(336)	(481)

Interest income	649	144	65	79	291	269	620
Interest expense	(9,633)	(697)	(697)	—	—	—	—
Equity in earnings of Rio Grande Pipeline Company	—	—	—	—	894	2,737	2,284

	(8,984)	(553)	(632)	79	1,185	3,006	2,904

Income before minority interest	27,556	34,488	12,346	22,142	1,339	2,670	2,423
Minority interest in Rio Grande Pipeline Company	(740)	(1,994)	(956)	(1,038)	(758)	—	—

Net income	26,816	32,494	11,390	21,104	581	2,670	2,423
Less:
Net income attributable to Predecessor	—	21,104	—	21,104	581	2,670	2,423
General partner interest in net income	721	228	228	—	—	—	—

Limited partners’ interest in net income	$26,095	$11,162	$11,162	$—	$—	$—	$—

Net income per limited partner unit — basic and diluted	$1.70		$0.80

Cash distributions declared per unit applicable to limited partners	$2.225	$0.435	$0.435

Other Financial Data:

EBITDA (2)	$50,001	$40,271	$15,263	$25,008	$6,743	$6,876	$5,543
Cash flows from operating activities	$42,628	$15,867	$15,371	$496	$5,909	$4,271	$10,273
Cash flows from investing activities	$(131,795)	$(2,977)	$(305)	$(2,672)	$(27,947)	$(4,271)	$(10,273)
Cash flows from financing activities	$90,646	$(480)	$1,770	$(2,250)	$28,372	$—	$—

Maintenance capital expenditures (3)	$364	$1,197	$305	$892	$1,934	$1,178	$760
Expansion capital expenditures	3,519	1,780	—	1,780	4,837	5,580	10,756

Total capital expenditures	$3,883	$2,977	$305	$2,672	$6,771	$6,758	$11,516

Balance Sheet Data (at period end):
Net property, plant and equipment	$162,298	$74,626	$74,626	$95,337	$95,826	$60,073	$57,801
Total assets	$254,775	$103,758	$103,758	$156,373	$140,425	$88,338	$84,282
Long-term debt	$180,737	$25,000	$25,000	$—	$—	$—	$—
Total liabilities	$190,962	$28,998	$28,998	$53,146	$57,089	$20,059	$18,674
Net partners’ equity	$52,060	$61,528	$61,528	$89,964	$68,860	$68,279	$65,609

(1)	Combined results for the year ended December 31, 2004 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are calculated as net income plus (a) interest expense net of interest income and (b) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See “Historical Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for certain changes made effective January 1, 2004 in how we recorded transactions, which would affect the comparability of EBITDA for 2005 and 2004 with EBITDA for the prior years.

		2004
		Combined	Successor	Predecessor
			July 13, 2004	January 1,
	Year Ended	Year Ended	Through	2004 Through	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	July 12,	December 31,	December 31,	December 31,
	2005	2004	2004	2004	2003	2002	2001
				(In thousands)
Reconciliation of EBITDA to net income:
Net income	$26,816	$32,494	$11,390	$21,104	$581	$2,670	$2,423
Add:
Depreciation and amortization	14,201	7,224	3,241	3,983	6,453	4,475	3,740
Interest expense	9,633	697	697	—	—	—	—

	50,650	40,415	15,328	25,087	7,034	7,145	6,163

Less:
Interest income	649	144	65	79	291	269	620

EBITDA	$50,001	$40,271	$15,263	$25,008	$6,743	$6,876	$5,543

(3)	Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, and safety and to address environmental regulations.

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
OVERVIEW
HEP is a Delaware limited partnership formed by Holly and is the successor to NPL. On March 15, 2004, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of limited partnership units in HEP. HEP was formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande. On July 7, 2004, we priced 6,100,000 common units for the initial public offering and on July 8, 2004, our common units began trading on the New York Stock Exchange under the symbol “HEP.” On July 13, 2004, we closed our initial public offering of 7,000,000 common units at a price of $22.25 per unit, which included a 900,000 unit over-allotment option that was exercised by the underwriters. Total proceeds from the sale of the units were $145.5 million, net of $10.3 million of underwriting commissions. All the initial assets of HEP were contributed by Holly and its subsidiaries in exchange for (a) 7,000,000 subordinated units, representing 49% limited partner interest in HEP, (b) incentive distribution rights, (c) the 2% general partner interest and d) an aggregate cash distribution of $125.6 million.
We operate a system of petroleum product pipelines in Texas, New Mexico and Oklahoma, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington. We generate revenues by charging tariffs for transporting petroleum products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
On February 28, 2005, we closed on a contribution agreement with Alon that provided for our acquisition of four refined products pipelines, an associated tank farm and two refined products terminals located primarily in Texas. Please read “Alon Transaction” under “Liquidity and Capital Resources” below for additional information.
On July 8, 2005, we closed on a purchase agreement to acquire Holly’s Intermediate Pipelines which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. Please read “Holly Intermediate Pipelines Transaction” under “Liquidity and Capital Resources” below for additional information.
As a result of the Alon transaction, Holly’s ownership interest was reduced from 51% to 47.9%, including the 2% general partner interest. Holly’s ownership was further reduced to 45.0% in July 2005 following the Intermediate Pipelines transaction.
Historical Results of Operations
In reviewing the historical results of operations that are discussed below, you should be aware of the following:
Until January 1, 2004, our historical revenues included only actual amounts received from:
•	third parties who utilized our pipelines and terminals;

•	Holly for use of our FERC-regulated refined product pipeline; and

•	Holly for use of the Lovington crude oil pipelines, which were not contributed to our partnership.

Until January 1, 2004, we did not record revenue for:
•	transporting products for Holly on our intrastate refined product pipelines;

•	providing terminalling services to Holly; and

•	transporting crude oil and feedstocks on the Intermediate Pipelines that connect Holly’s Artesia and Lovington facilities, which were not contributed to our partnership.
Commencing January 1, 2004, we began charging Holly fees for the use of all of our pipelines and terminals at the rates set forth in the Holly PTA described below under “Agreements with Holly”.
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
For periods after commencement of operations by HEP on July 13, 2004, our financial statements reflect:
•	net proceeds from our initial public offering which closed on July 13, 2004 (see “Liquidity and Capital Resources” below);

•	the transfer of certain of our predecessor’s operations to HEP, which
—	includes our predecessor’s refined product pipeline and terminal assets and short-term debt due to Holly (which was repaid upon the closing of our initial public offering), and

—	excludes our predecessor’s crude oil systems, intermediate product pipelines, accounts receivable from or payable to affiliates, and other miscellaneous assets and liabilities;
•	the execution of the Holly PTA and the recognition of revenues derived therefrom; and

•	the execution of the Omnibus Agreement with Holly and several of its subsidiaries and the recognition of allocated general and administrative expenses in addition to direct general and administrative expense related to our operation as a publicly owned entity.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, our financial statements include the historical results of operations of NPL prior to the transfer to HEP.

Agreements with Holly Corporation
Under the 15-year Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. Following the July 1, 2005 producer price index adjustment, the volume commitments by Holly under the Holly PTA will produce at least $36.7 million of revenue annually.
Prior to July 13, 2004, Holly did not allocate any of its general and administrative expenses to its pipeline and terminalling operations. Under the Omnibus Agreement with Holly, we have agreed to pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. This fee does not include the salaries of pipeline and terminal personnel or other employees of HLS or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We will also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
In connection with our acquisition of the Intermediate Pipelines, we entered into the 15-year Holly IPA. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million annually.
Please read “Agreements with Holly Corporation” under Item 1, “Business” for additional information on these agreements with Holly.
RESULTS OF OPERATIONS
The following tables present our operating income (loss), volume information, and cash flow summary information for the years ended December 31, 2005, 2004 and 2003. Prior to January 1, 2004, we recorded pipeline tariff revenues only on FERC-regulated pipelines and terminal service fee revenues from third-party customers. No revenues from affiliates were recorded on non-FERC regulated pipelines and no terminal services fee revenues from affiliates were recorded for use of our terminal facilities. Commencing January 1, 2004, affiliate revenues have been recorded for all pipeline and terminal facilities included in our pipeline and terminal facilities. Additionally, the 2004 information is split for the period prior to our initial public offering, captioned “Predecessor” and for the period following our initial public offering, captioned “Successor”. As a result, the information included in the following table of operating income (loss) is not comparable on a year-over-year basis.

		2004
		Combined	Successor	Predecessor
			July 13, 2004
	Year Ended	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	December 31,	2004 through	December 31,
	2005	2004 (1)	2004	July 12, 2004	2003
		(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$29,288	$28,533	$13,498	$15,035	$9,935
Affiliates — intermediate pipelines	4,643	—	—	—	—
Third parties	31,447	18,952	8,915	10,037	13,249

	65,378	47,485	22,413	25,072	23,184

Terminals and truck loading racks:
Affiliates	10,253	9,194	4,419	4,775	—
Third parties	4,489	3,179	1,349	1,830	2,551

	14,742	12,373	5,768	6,605	2,551
Other	—	15	1	14	128

Total for pipelines and terminal assets	80,120	59,873	28,182	31,691	25,863

Crude system and intermediate pipelines not contributed to HEP at inception (2):
Lovington crude oil pipelines	—	3,325	—	3,325	4,937
Intermediate pipelines	—	4,568	—	4,568	—

Total for crude system and intermediate pipeline assets not contributed to HEP at inception	—	7,893	—	7,893	4,937

Total revenues	80,120	67,766	28,182	39,584	30,800

Operating costs and expenses
Costs related to refined product pipeline and terminal assets:
Operations	25,332	21,361	10,104	11,257	18,762
Depreciation and amortization	14,201	6,791	3,241	3,550	5,622
General and administrative	4,047	1,860	1,859	1	—

	43,580	30,012	15,204	14,808	24,384

Crude system and intermediate pipelines not contributed to HEP at inception (2):
Operations	—	2,280	—	2,280	5,431
Depreciation and amortization	—	433	—	433	831

	—	2,713	—	2,713	6,262

Total operating costs and expenses	43,580	32,725	15,204	17,521	30,646

Operating income	36,540	35,041	12,978	22,063	154

Equity in earnings of Rio Grande Pipeline Company	—	—	—	—	894
Interest income	649	144	65	79	291
Interest expense, including amortization	(9,633)	(697)	(697)	—	—
Minority interest in Rio Grande Pipeline Company	(740)	(1,994)	(956)	(1,038)	(758)

Net income	26,816	32,494	11,390	21,104	581

Less:
Net income applicable to Predecessor	—	21,104	—	21,104	581
General partner interest in net income, including incentive distributions (3)	721	228	228	—	—

Limited partners’ interest in net income	$26,095	$11,162	$11,162	$—	$—

Net income per limited partner unit — basic and diluted (3)	$1.70		$0.80

Weighted average limited partners’ units outstanding	15,356		14,000

EBITDA (4)	$50,001	$40,271	$15,263	$25,008	$6,743

Distributable cash flow (5)	$41,438		$14,492

		2004
		Combined	Successor	Predecessor
			July 13, 2004
	Year Ended	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	December 31,	2004 through	December 31,
	2005	2004	2004	July 12, 2004	2003
Volumes (bpd) (6)

Pipelines:
Affiliates — refined product pipelines	66,206	65,525	66,017	65,089	51,456
Affiliates — intermediate pipelines	28,267	—	—	—	—
Third parties	65,053	29,967	30,310	29,663	23,469

	159,526	95,492	96,327	94,752	74,925

Terminals & truck loading racks:
Affiliates	120,795	114,991	114,690	115,259	86,780
Third parties	42,334	24,821	22,922	26,505	19,956

	163,129	139,812	137,612	141,764	106,736

Total for pipelines and terminal assets (bpd)	322,655	235,304	233,939	236,516	181,661

(1)	Combined results for the year ended December 31, 2004 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

(2)	Revenue and expense items generated by the crude system and Intermediate Pipeline assets that were not contributed to HEP at inception in July 2004. Historically, these items were included in the income of NPL as predecessor, but are not included in the income of HEP beginning July 13, 2004. The Intermediate Pipelines were later purchased by HEP on July 8, 2005.

(3)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions made in the period. As of December 31, 2005, $188,000 of incentive distributions had been made. The limited partners’ interest in net income is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(4)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (a) interest expense net of interest income and (b) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.
     Set forth below is our calculation of EBITDA.

		2004
		Combined	Successor	Predecessor
			July 13, 2004
	Year Ended	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	December 31,	2004 through	December 31,
	2005	2004	2004	July 12, 2004	2003
			(In thousands)
Net income	$26,816	$32,494	$11,390	$21,104	$581

Add interest expense	8,848	531	531	—	—
Add amortization of discount and deferred debt issuance costs	785	166	166	—	—
Subtract interest income	(649)	(144)	(65)	(79)	(291)
Add depreciation and amortization	14,201	7,224	3,241	3,983	6,453

EBITDA	$50,001	$40,271	$15,263	$25,008	$6,743

(5)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.
Set forth below is our calculation of distributable cash flow attributable to partners subsequent to the formation on July 13, 2004.

	Successor
		July 13, 2004
	Year Ended	through
	December 31,	December 31,
	2005	2004
	(In thousands)
Net income	$26,816	$11,390

Add depreciation and amortization	14,201	3,241
Add amortization of discount and deferred debt issuance costs	785	166
Subtract maintenance capital expenditures*	(364)	(305)

Distributable cash flow	$41,438	$14,492

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(6)	The amounts reported represent volumes from the initial assets contributed to HEP at inception in July 2004 and additional volumes from the assets acquired from Alon starting in March 2005 and the Intermediate Pipelines acquired from Holly starting in July 2005. The amounts reported in the 2005 periods include volumes on the acquired assets from their respective acquisition dates averaged over the full reported periods.

Results of Operations — Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
Summary
Net income was $26.8 million for the year ended December 31, 2005, a decrease of $5.7 million from $32.5 million for the year ended December 31, 2004. The decrease in income was principally due to the inclusion in earnings of $5.2 million in the prior year period of the crude oil and intermediate product pipelines that were not contributed to the Partnership at inception, reduced revenues from the Rio Grande Pipeline, general and administrative charges currently being incurred by the Partnership that were not allocated prior to the initial public offering, and interest expense principally related to the Senior Notes issued in connection with the Alon and Intermediate Pipelines transactions, partially offset by the additional income generated from the assets acquired from Alon and the Intermediate Pipelines subsequently acquired from Holly, and additional revenues from our existing pipelines and terminals.
Revenues
Revenues of $80.1 million for the year ended December 31, 2005 were $12.3 million greater than the $67.8 million in the comparable period of 2004, principally due to $17.6 million of revenues from the pipeline and terminal assets acquired from Alon on February 28, 2005 and $4.6 million of revenues from the Intermediate Pipeline assets acquired from Holly on July 8, 2005, partially offset by revenues of $7.9 million in the year ended December 31, 2004 from assets not originally contributed to the Partnership. Also, we had additional revenues from our existing pipelines and terminals of $1.7 million and reduced revenues from the Rio Grande Pipeline of $3.7 million.
Revenues from refined product pipelines increased by $13.2 million from $47.5 million for the year ended December 31, 2004 to $60.7 million for the year ended December 31, 2005. Shipments on the Partnership’s refined product pipelines averaged 131.3 thousand barrels per day (“mbpd”) for the year ended December 31, 2005 as compared to 95.5 mbpd for the year ended December 31, 2004, principally due to the incremental March to December 2005 volumes from the pipelines acquired from Alon, combined with increased volumes shipped by Holly and its affiliates, partially offset by reduced volumes shipped on the Rio Grande Pipeline. Revenues from the intermediate product pipelines purchased from Holly in July 2005 contributed $4.6 million to revenue in the year ended December 31, 2005. Revenues from crude system and Intermediate Pipeline assets not contributed to HEP were $7.9 million for the year ended December 31, 2004, as a result of including operations of the predecessor only until July 13, 2004, the commencement of operations of HEP. As anticipated, during the first quarter of 2005 based on the aggregate volumes shipped by BP on the Rio Grande Pipeline, BP is no longer required to pay the border crossing fee pursuant to its contract. For the years ended December 31, 2005 and 2004, the border crossing fee was $0.8 million and $4.5 million, respectively.
Revenues from terminal and truck loading rack service fees increased by $2.3 million from $12.4 million for the year ended December 31, 2004 to $14.7 million for the year ended December 31, 2005. Refined products terminalled in our facilities for the comparable periods rose to 163.1 mbpd in the year ended December 31, 2005 from 139.8 mbpd in the year ended December 31, 2004, due to the incremental March to December 2005 volumes from the terminals acquired from Alon and volume gains at our existing terminals.
Operating Costs
Operating costs increased $1.7 million from the year ended December 31, 2004 to the year ended December 31, 2005. This increase in expense was principally due to $3.4 million of operating costs relating to the assets acquired from Alon, combined with operating costs of $0.6 million for the Intermediate Pipelines that were acquired in July 2005, partially offset by operating costs of $2.3 million for the crude oil and Intermediate Pipelines that were not contributed to HEP in July 2004.

Depreciation and Amortization
Depreciation and amortization was $7.0 million higher in the year ended December 31, 2005 than in the year ended December 31, 2004, due principally to the increase in depreciation from the assets acquired from Alon.
General and Administrative
General and administrative costs were $4.0 million for the year ended December 31, 2005, an increase of $2.1 million from $1.9 million for the year ended December 31, 2004. No general and administrative costs were incurred prior to HEP’s formation date of July 13, 2004, as Holly did not allocate any general and administrative costs to its subsidiaries.
Interest Expense
Interest expense for the year ended December 31, 2005 totaled $9.6 million, an increase of $8.9 million from $0.7 million for the year ended December 31, 2004. The increase is due to the debt issued in connection with the Alon and Intermediate Pipelines acquisitions. In the year ended December 31, 2005, interest expense consisted of: $8.4 million of interest on the outstanding debt, net of the impact of the interest rate swap; $0.4 million of commitment fees on the unused portion of the Credit Agreement; and $0.8 million of amortization of the discount on the Senior Notes and deferred debt issuance costs. As no interest expense was incurred prior to formation on July 13, 2004, only $0.7 million of interest expense was recorded on the Credit Agreement and commitment fees for the year ended December 31, 2004.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.7 million in year ended December 31, 2005 compared to $2.0 million in the year ended December 31, 2004.
Results of Operations — Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
Summary
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
Revenues
Revenues of $59.9 million from the combined operations of the assets contributed to the Partnership for the year ended December 31, 2004 were $34.0 million higher than the $25.9 million in the comparable period of 2003, primarily as a result of commencement of recording of revenues on intra-company transactions effective January 1, 2004. During the year ended December 31, 2004, revenues from assets not contributed to the Partnership increased to $7.9 million from $4.9 million largely as a result of recording revenues on intermediate product pipelines. Refined product shipments on the Partnership’s pipeline system averaged 95.5 mbpd for the year ended December 31, 2004 as compared to 74.9 mbpd for the year ended December 31, 2003, largely as a result of the expansion of the Navajo refinery and the consolidation of Rio Grande in July 2003, when the ownership interest increased to 70%.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
We financed the $120 million cash portion of the consideration for the Alon transaction through our private offering on February 28, 2005 of $150 million of 6.25% Senior Notes due 2015. We used the balance to repay $30 million of outstanding indebtedness under our revolving Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35 million in principal amount of the Senior Notes.
As of December 31, 2005, we have no amounts outstanding under the Credit Agreement, and now have $100 million available and unused under our revolving credit facility. We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In November 2005, we paid a regular cash distribution for the third quarter of 2005 of $0.60 on all units, an aggregate amount of $10.0 million. Included in this distribution was $123,000 paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
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
Cash and cash equivalents increased by $1.5 million during the year ended December 31, 2005. The cash flow generated from operating activities of $42.6 million in addition to the cash provided by financing activities of $90.6 million exceeded the cash used for investing activities of $131.8 million. Working capital increased during the year by $0.3 million to $19.5 million at December 31, 2005.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $26.7 million from $15.9 million for the year ended December 31, 2004 to $42.6 million for the year ended December 31, 2005. Net income for the year ended December 31, 2005 was $26.8 million, a decrease of $5.7 million from net income of $32.5 million for the year ended December 31, 2005. The non-cash items of depreciation and amortization, minority interest, and equity-based compensation increased $5.9 million in 2005 as compared to 2004. Total working capital items did not change significantly during the year ended December 31, 2005, as compared to a decrease of $25.9 million for the year ended December 31, 2004. The large decrease for the year ended December 31, 2004 was principally due to an increase in accounts receivable – affiliates, which were not contributed to HEP upon formation in July 2004.
Cash Flows — Investing Activities
Cash flows used for investing activities increased by $128.8 million from $3.0 million for the year ended December 31, 2004 to $131.8 million for the year ended December 31, 2005. On February 28, 2005, we closed on the Alon transaction which required $120 million in cash plus transaction costs of $2.0 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. On July 8, 2005, we closed on the acquisition of the Holly Intermediate Pipelines for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. As this was a transaction between entities under common control, we recorded the acquired assets at Holly’s historic book value. This resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received, which is included in cash flows from financing activities. See “Holly Intermediate Pipelines Transaction” below for additional information. Additions to properties and equipment for the year ended December 31, 2005 was $3.9 million, an increase of $0.9 million from $3.0 million for the year ended December 31, 2004.
Cash Flows — Financing Activities
Cash flows provided by financing activities amounted to $90.6 million for the year ended December 31, 2005. This compared to cash flows used in financing activities of $0.5 million in the year ended December 31, 2004. In February 2005, we received proceeds of $147.4 million from the issuance of Senior Notes in connection with the Alon asset acquisition. Additionally, we used proceeds from the original senior note offering to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In June 2005, in anticipation of the July 2005 Holly Intermediate Pipelines transaction, we received additional proceeds from Senior Notes issued of $33.9 million. See “Senior Notes Due 2015” below for additional information. We financed a portion of the cash consideration paid for the Intermediate Pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed simultaneously with the closing of the acquisition of the Intermediate Pipelines on July 8, 2005. Of the cash paid to Holly for the Intermediate Pipelines, the $71.9 million excess of the cash paid over the asset basis is considered a deemed distribution to partners. During 2005, we paid cash distributions on all units and the general partner interest in the aggregate amount of $35.0 million. Other cash flows from financing activities during the year ended December 31, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $1.2 million. We completed our initial public offering of 7,000,000 common units on July 13, 2004, receiving net proceeds of $145.5 million and drawing $25 million on our Credit Agreement. The proceeds from these financings were utilized to repay $30.1 million owed to Holly as well as making a $125.6 million distribution to Holly. In addition, we used $3.5 million to pay for offering costs and $1.4 million to pay deferred debt issuance costs associated with our Credit Agreement. Additionally, we paid $0.7 million in late 2004 in deferred debt costs relating to the financing of the then pending Alon transaction. Distributions to the minority interest owner in Rio Grande were $2.2 million for the year ended December 31, 2005, a decrease of $1.0 million from $3.2 million for the year months ended December 31, 2004.
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
Each year our board of directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2006 is $2.8 million, which does not include amounts for possible acquisition transactions.
We anticipate that the currently planned capital expenditures will be funded with cash generated by operations. However, we may fund future expansion capital requirements or acquisitions through long-term debt and/or equity capital offerings.
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving Credit Agreement. Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. Upon closing of our initial public offering, we drew $25 million under the Credit Agreement, which was outstanding at December 31, 2004.
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related Senior Notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly Intermediate Pipelines transaction as well as to amend certain of the restrictive covenants. As of December 31, 2005, we had no amounts outstanding under the Credit Agreement.
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
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $175 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Senior Notes Due 2015
We financed the $120 million cash portion of the consideration for the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% Senior Notes due 2015 . We used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.
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
The $185.0 million principal amount of Senior Notes is recorded at $180.7 on our accompanying consolidated balance sheet at December 31, 2005. The difference is due to the $3.5 million unamortized discount and $0.8 relating to the fair value of the interest rate swap contract discussed below.
Alon Transaction
The total consideration paid for the Alon pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of the $150 million Senior Notes. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into the 15-year Alon PTA. Under the Alon PTA, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. For additional information on the Alon transaction, please see “Alon Transaction” under Item 1, “Business”.
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
Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into the Purchase Agreement with Holly to acquire Holly’s two 65-mile parallel Intermediate Pipelines which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (a) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (b) an additional $35.0 million in principal amount of our 6.25% Senior Notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million per calendar year. For additional information on this transaction, please see “Holly Intermediate Pipelines Transaction” under Item 1, “Business”.
As this transaction is among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. This resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received and a $71.9 million reduction of our net partners’ equity.
Contractual Obligations and Contingencies
The following table presents our long-term contractual obligations as of December 31, 2005. Our pipeline operating lease contains one 10-year renewal option that is not reflected in the table below and that is likely to be exercised.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)
Long-term debt — principal	$185,000	$—	$—	$—	$185,000
Long-term debt — interest	109,844	11,563	23,125	23,125	52,031
Pipeline operating lease	8,434	5,623	2,811	—	—
Right of way leases	2,502	338	279	157	1,728
Other	4,467	2,575	1,892	—	—

Total	$310,247	$20,099	$28,107	$23,282	$238,759

Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2005, 2004 and 2003.
Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. For additional discussion on environmental matter, please see “Environment Matters” under Item 1, “Business”.
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

Revenue Recognition
Revenues are recognized as products are shipped through our pipelines and terminals, except that prior to January 1, 2004 pipeline tariff and terminal services fee revenues were not recorded on services utilizing non-FERC regulated pipelines. These revenues had not previously been recognized as the pipelines and terminals were operated as a component of Holly’s petroleum refining and marketing business. Commencing January 1, 2004, we began charging Holly pipeline tariffs and terminal service fees in the amounts set forth in the Holly PTA. Additional pipeline transportation revenues result from an operating lease by Alon USA, L.P. of an interest in the capacity of one of our pipelines.
Billings to customers for obligations under their quarterly minimum revenue commitments are recorded as deferred revenue liabilities if the customer has the right to receive future services for these billings. The revenue is recognized at the earlier of:
•	the customer receives the future services provided by these billings,

•	the period in which the customer is contractually allowed to receive the services expires, or

•	we determine a very high likelihood that we will not be required to provide services within the allowed period.
The only revenues reflected in the historical financial data prior to January 1, 2004 are from (a) third parties who used our pipelines and terminals, (b) Holly’s use of our Artesia, New Mexico to Orla, Texas to El Paso refined product pipeline and (c) Holly’s use of the Lovington crude oil pipelines, which were not contributed to us.
Long-Lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results, and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2005 and 2004.
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
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted the standard effective as of December 31, 2005. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at December 31, 2005 was 5.5675%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $0.8 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at December 31, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at December 31, 2005.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At December 31, 2005, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of December 31, 2005 would result in a change of approximately $5.5 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At December 31, 2005, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON ITS ASSESSMENT OF THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Holly Energy Partners, L.P. (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2005 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting. That report appears on page 49.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited management’s assessment, included in the accompanying managements’ report, that Holly Energy Partners, L.P. (the “Partnership”) maintained effective internal control over financial reporting as of December 31 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2005 and 2004, and the related consolidated statements of income, Partners’ equity (deficit), and cash flows for the year ended December 31, 2005 (successor), the period from July 13, 2004 through December 31, 2004 (successor), the period from January 1, 2004 through July 12, 2004 (predecessor), and the year ended December 31, 2003 (predecessor), of Holly Energy Partners, L.P. and our report dated February 20, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2006

Index to Consolidated Financial Statements

Page
Reference
Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets at December 31, 2005 and 2004	52

Consolidated Statements of Income for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	53

Consolidated Statements of Cash Flows for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	54

Consolidated Statements of Partner’s Equity for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	55

Notes to Consolidated Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of income, Partners’ equity (deficit), and cash flows for the year ended December 31, 2005 (successor), the period from July 13, 2004 through December 31, 2004 (successor), the period from January 1, 2004 through July 12, 2004 (predecessor), and the year ended December 31, 2003 (predecessor). These financial statements are the responsibility of the Partnerships’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2005 and 2004, and the related consolidated results of its operations and its cash flows, for the year ended December 31, 2005 (successor), the period from July 13, 2004 through December 31, 2004 (successor), the period from January 1, 2004 through July 12, 2004 (predecessor), and the year ended December 31, 2003 (predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2006

Holly Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$20,583	$19,104
Accounts receivable:
Trade	3,076	807
Affiliates	3,645	2,052

	6,721	2,859

Prepaid and other current assets	1,401	570

Total current assets	28,705	22,533

Properties and equipment, net	162,298	74,626
Transportation agreements, net	60,903	4,718
Other assets	2,869	1,881

Total assets	$254,775	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$3,020	$1,716
Accrued interest	2,892	51
Deferred revenue	1,013	—
Other current liabilities	2,326	1,646

Total current liabilities	9,251	3,413

Commitments and contingencies	—	—
Long-term debt	180,737	25,000
Other long-term liabilities	974	585
Minority interest	11,753	13,232

Partners’ equity (deficit):
Common unitholders (8,170,000 and 7,000,000 units issued and outstanding at December 31, 2005 and 2004, respectively)	184,650	144,318
Subordinated unitholders (7,000,000 units issued and outstanding at December 31, 2005 and 2004)	(63,235)	(59,470)
Class B subordinated unitholders (937,500 units issued and outstanding at December 31, 2005)	24,388	—
General partner interest (2% interest)	(93,743)	(23,320)

Total partners’ equity	52,060	61,528

Total liabilities and partners’ equity	$254,775	$103,758

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income

	Successor		Predecessor
		July 13, 2004
	Year Ended	through	January 1,	Year Ended
	December	December 31,	2004 through	December 31,
	31, 2005	2004	July 12, 2004	2003
	(In thousands, except per unit data)
Revenues:
Affiliates	$44,184	$17,917	$27,429	$13,901
Third parties	35,936	10,265	12,155	16,899

	80,120	28,182	39,584	30,800

Operating costs and expenses:
Operations	25,332	10,104	13,537	24,193
Depreciation and amortization	14,201	3,241	3,983	6,453
General and administrative	4,047	1,859	1	—

	43,580	15,204	17,521	30,646

Operating income (loss)	36,540	12,978	22,063	154

Other income (expense):
Interest income	649	65	79	291
Interest expense	(9,633)	(697)	—	—
Equity in earnings of Rio Grande Pipeline Company	—	—	—	894

	(8,984)	(632)	79	1,185

Income before minority interest	27,556	12,346	22,142	1,339

Minority interest in Rio Grande Pipeline Company	(740)	(956)	(1,038)	(758)

Net income	26,816	11,390	21,104	581

Less:
Net income attributable to Predecessor	—	—	21,104	581
General partner interest in net income	721	228	—	—

Limited partners’ interest in net income	$26,095	$11,162	$—	$—

Net income per limited partners’ unit — basic and diluted	$1.70	$0.80	$—	$—

Weighted average limited partners’ units outstanding	15,356	14,000	—	—

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows

	Successor		Predecessor
		July 13, 2004
	Year Ended	through	January 1,	Year Ended
	December	December	2004 through	December 31,
	31, 2005	31, 2004	July 12, 2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$26,816	$11,390	$21,104	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,201	3,241	3,983	6,453
Minority interest in Rio Grande Pipeline Company	740	956	1,038	758
Equity in earnings of Rio Grande Pipeline Company	—	—	—	(894)
Amortization of restricted units	207	30	—	—
(Increase) decrease in current assets:
Accounts receivable	(2,338)	(7)	(95)	(603)
Accounts receivable — affiliates	(1,594)	(2,052)	(21,544)	(7,394)
Prepaid and other current assets	(1,499)	(323)	(44)	4
Increase (decrease) in current liabilities:
Accounts payable	1,305	1,377	(1,293)	2,303
Accounts payable — affiliates	2,840	—	(2,506)	4,636
Other current liabilities	1,693	773	(146)	65
Other, net	257	(14)	(1)	—

Net cash provided by operating activities	42,628	15,371	496	5,909

Cash flows from investing activities
Additions to properties and equipment	(3,883)	(305)	(2,672)	(6,771)
Acquisitions of pipeline and terminal assets	(127,912)	—	—	—
Purchase 45% interest in Rio Grande Pipeline Company, net of cash acquired	—	—	—	(21,176)

Net cash used for investing activities	(131,795)	(305)	(2,672)	(27,947)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discounts	181,238	—	—	—
Proceeds from issuance of common units, net of underwriter discount	45,100	145,460	—	—
Distributions to Holly concurrent with initial public offering	—	(125,612)	—	—
Excess purchase price over contributed basis of intermediate pipelines	(71,850)	—	—	—
Distributions to partners	(35,022)	(6,214)	—	—
Borrowings (payback) of short-term of debt — affiliates	—	(30,082)	—	30,082
Borrowings (payback) under revolving credit agreement	(25,000)	25,000	—	—
Costs of issuing common units	(349)	(3,486)	—	—
Deferred debt issuance costs	(1,228)	(2,086)	—	—
Cash distributions to minority interest	(2,220)	(987)	(2,250)	(1,350)
Cash contribution from general partner	612	—	—	—
Purchase of units for restricted grants	(635)	(223)	—	—

Net cash provided by (used for) financing activities	90,646	1,770	(2,250)	28,732

Cash and cash equivalents
Increase (decrease) for the period	1,479	16,836	(4,426)	6,694
Beginning of period	19,104	2,268	6,694	—

End of period	$20,583	$19,104	$2,268	$6,694

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Partners’ Equity (Deficit)

	Predecessor	Successor
				Class B	General
		Common	Subordinated	Subordinated	Partner
	Parent	Units	Units	Units	Interest	Total
			(In thousands)
Predecessor:

Balance December 31, 2002	$68,279	$—	$—	$—	$—	$68,279

Net income	581	—	—	—	—	581

Balance December 31, 2003	68,860	—	—	—	—	68,860

Assets and liabilities not contributed to Holly Energy Partners, L.P.	(49,782)	—	—	—	—	(49,782)
Net income	21,104	—	—	—	—	21,104

Balance July 12, 2004	40,182	—	—	—	—	40,182

Successor:
Allocation of net parent investment to unitholders	(40,182)	—	38,606	—	1,576	—
Proceeds from initial public offering, net of underwriter discount	—	145,460	—	—	—	145,460
Costs of issuing common units	—	(3,486)	—	—	—	(3,486)
Distributions to partners	—	(3,045)	(103,657)	—	(25,124)	(131,826)
Purchase of units for restricted grants	—	(222)	—	—	—	(222)
Amortization of restricted units	—	30	—	—	—	30
Net income	—	5,581	5,581	—	228	11,390

Balance December 31, 2004	—	144,318	(59,470)	—	(23,320)	61,528

Issuance of common units	—	45,100	—	—	—	45,100
Cost of issuing common units	—	(349)	—	—	—	(349)
Issuance of Class B subordinated units	—	—	—	24,674	—	24,674
Capital contribution	—	—	—	—	1,591	1,591
Distributions	—	(16,863)	(15,657)	(1,617)	(885)	(35,022)
Excess purchase price over contributed basis of intermediate pipelines	—	—	—	—	(71,850)	(71,850)
Purchase of units for restricted grants	—	(635)	—	—	—	(635)
Amortization of restricted units	—	207	—	—	—	207
Net income	—	12,872	11,892	1,331	721	26,816

Balance December 31, 2005	$—	$184,650	$(63,235)	$24,388	$(93,743)	$52,060

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 45% owned by Holly Corporation (“Holly”). HEP commenced operations July 13, 2004. Concurrently with the completion of its initial public offering, Navajo Pipeline Co., L.P. (Predecessor) (“NPL”) and its affiliates, a wholly owned subsidiary of Holly, contributed a substantial portion of its assets to HEP. In this document, the words “we”, “our”, “ours” and “us” refer to HEP and NPL collectively unless the context otherwise indicates. See Note 2 for a further description of these transactions.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP represented a reorganization of entities under common control and was recorded at historical cost. Accordingly, our financial statements include the historical results of operations of NPL prior to the transfer to HEP.
We operate in one business segment — the operation of petroleum pipelines and terminal facilities.
Navajo Refining Company, L.P. (“Navajo”), another of Holly’s wholly-owned subsidiaries, owns a refinery in Artesia, New Mexico, which Navajo operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery, which produces high-value refined products such as gasoline, diesel fuel and jet fuel, can process a variety of sour (high sulfur) crude oils and serves markets in the southwestern United States and northern Mexico. In conjunction with Holly’s operation of the Navajo Refinery, we operate refined product pipelines as part of our product distribution network. In July 2005, we acquired from Holly two parallel intermediate feedstock pipelines which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. Our terminal operations serving the Navajo Refinery include one truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona. Additionally, we own a refined product terminal in Mountain Home, Idaho.
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
In February 2005, we closed on a contribution agreement with Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) that provided for our acquisition of four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport light refined products for Alon’s refinery in Big Spring, Texas.
Additionally, we own a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases (“LPG”) to northern Mexico.
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries. All significant inter-company transactions and balances have been eliminated. The consolidated financial statements include the financial position and results of operations of pipeline and terminal facilities previously owned by Holly and/or Navajo, which were contributed to HEP concurrently with the completion of our initial public offering, as well as the intermediate assets that were purchased from Holly in July 2005. Both of these acquisition of assets from Holly were accounted for as transactions among entities under common control. Therefore, the assets were recorded on our balance sheets at Holly’s basis instead of the purchase price or fair value.
If the assets acquired from Holly upon formation and the intermediate pipelines transaction had been acquired from third parties, the cash payment upon formation and the excess of the intermediate pipeline purchase price over its basis would have been recorded as properties or intangible assets instead of reductions of partners’ equity. Also, the subordinated units issued to Holly would have been recorded at fair value instead of the carryover basis of the contributed assets.
The consolidated financial statements also include financial data, at historical cost, related to the assets owned by Holly and its wholly-owned subsidiaries through July 12, 2004, other than HEP, that were not contributed to us upon completion of our initial public offering.
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
Accounts Receivable
The majority of the accounts receivable are due from affiliates of Holly or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer’s financial condition and, in certain circumstances, collateral such as letters of credit or guarantees, may be required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal.
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
Transportation Agreements
The transportation agreement assets are stated at cost and are being amortized over the periods of the agreements.

Long-Lived Assets
We evaluate long-lived assets, including intangible assets, for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. No impairments of long-lived assets were recorded during the periods included in these financial statements.
Investments in Joint Ventures
We account for investments in and earnings from joint ventures, where we have ownership of 50% or less, using the equity method. We currently have no investments in joint ventures in which we have less than 50% ownership.
Revenue Recognition
Revenues are recognized as products are shipped through our pipelines and terminals, except that prior to January 1, 2004, pipeline tariff and terminal services fee revenues were not recorded on services to affiliates for utilizing facilities not considered common carriers. Effective January 1, 2004, we began recording all tariffs and terminal service fees from affiliates, resulting in recognition of $30.2 million of revenue in the year ended December 31, 2004. Prior to January 1, 2004, the affiliate revenues on these pipelines, terminals, and truck loading racks had not been recognized as the facilities were operated as a component of Holly’s petroleum refining and marketing business and there was no impact on Holly’s consolidated financial position or results of operations.
Billings to customers for obligations under their quarterly minimum revenue commitments are recorded as deferred revenue liabilities if the customer has the right to receive future services for these billings. The revenue is recognized at the earlier of:
•	the customer receives the future services provided by these billings,

•	the period in which the customer is contractually allowed to receive the services expires, or

•	we determine a very high likelihood that we will not be required to provide services within the allowed period.
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
Income Taxes
As a partnership, we are an entity that is not subject to income taxes. Therefore, there is no provision for income taxes included in our consolidated financial statements. Taxable income, gain, loss and deductions are allocated to the unitholders who are responsible for payment of any income taxes thereon.
Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us.
Net Income per Limited Partners’ Unit
The computation of net income per limited partners’ unit is based on the weighted-average number of common and subordinated units outstanding during the year. Net income per unit applicable to limited partners (including subordinated units and Class B subordinated units) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, and after deducting net income attributable to the Predecessor (before July 13, 2004), by the weighted-average number of units outstanding for each class of limited partners’ units. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.
Recent Accounting Pronouncements
SFAS No. 123 (revised) “Share-Based Payment”
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (revised), “Share-Based Payment.” This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We elected early adoption of this standard on July 1, 2005 based on modified prospective application (see Note 7 for further discussion of equity-based compensation). The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005. We believe the adoption of this standard will not have an impact on our financial statements.
FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted the standard effective as of December 31, 2005. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
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
All of our initial assets were contributed by Holly and its subsidiaries in exchange for: (a) an aggregate of 7,000,000 subordinated units, representing 49% limited partner interests in HEP, (b) incentive distribution rights (as set forth in HEP’s partnership agreement), (c) the 2% general partner interest, and (d) an aggregate cash distribution of $125.6 million.
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

In connection with the offering, we entered into a 15-year pipelines and terminals agreement with Holly and several of its subsidiaries (the “Holly PTA”) under which they agreed generally to transport or terminal volumes on certain of our initial facilities that will result in funds to HEP that will equal or exceed a specified minimum revenue amount annually (which is currently $36.7 million and adjusts upward each year based on the producer price index) over the term of the agreement.
We also entered into an omnibus agreement with Holly and certain of its subsidiaries that became effective July 13, 2004 (the “Omnibus Agreement”) that specifies the services that Holly provides to us. Under the Omnibus Agreement, Holly is charging us $2.0 million annually for general and administrative services that it provides, including but not limited to: executive, finance, legal, information technology and administrative services.
Note 3: Acquisitions
Alon Transaction
On February 28, 2005, we closed on a contribution agreement with Alon that provided for our acquisition of four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport light refined products for Alon’s refinery in Big Spring, Texas.
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the Alon transaction with a portion of the proceeds of our private offering of $150 million principal amount of 6.25% senior notes due 2015 (see Note 8 for further information on the Senior Notes). In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”). Under this agreement, Alon agreed to transport on the pipelines and throughput volumes through the terminals, a volume of refined products that would result in minimum revenues to us of $20.2 million per year in the first year. The agreed upon tariffs at the minimum volume commitment will increase or decrease each year at a rate equal to the percentage change in the producer price index (“PPI”), but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account an expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the Alon PTA may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the Alon PTA. Alon will have a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, where Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
The consideration for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values. The allocation of the consideration is based on an independent appraisal. The aggregate consideration amounted to $146.7 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120 million in cash and $2.0 million of transaction costs. In accounting for this acquisition, we recorded pipeline and terminal assets of $86.7 million and an intangible asset of $60.0 million, representing the allocated value of the 15-year Alon PTA. This intangible asset is included in “Transportation agreements, net” in our consolidated balance sheets.

Holly Intermediate Pipelines Transaction
On July 6, 2005, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Holly to acquire Holly’s two parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. On July 8, 2005, we closed on the acquisition for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. We financed the cash portion of the consideration for the Intermediate Pipelines with the proceeds raised from (a) the private sale of 1,100,000 of our common units for $45.1 million to a limited number of institutional investors which closed simultaneously with the acquisition and (b) an additional $35.0 million in principal amount of our 6.25% senior notes due 2015. This acquisition was made pursuant to an option to purchase these pipelines granted by Holly to us at the time of our initial public offering in July 2004.
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly (the “Holly IPA”). Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum funds to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment will apply only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. As of December 31, 2005, $1.0 million of shortfalls had been billed to Holly under the Holly IPA and is available to be applied as credits to the billings in 2006 for shipments on the Intermediate Pipelines that exceed the minimum commitment. The Holly IPA may be extended by the mutual agreement of the parties.
We have agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s previously announced expansion of their Navajo Refinery, of which we had spent $2.3 million as of December 31, 2005. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the Holly IPA. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the Holly IPA. Holly has agreed to provide $2.5 million of additional indemnification above that previously provided in the Omnibus Agreement for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction was among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. The $71.9 million excess of the purchase price over the historic book value is recorded as a reduction to partners’ equity for financial accounting purposes.

Note 4: Properties and Equipment

	December 31,
	2005	2004
	(In thousands)
Pipelines and terminals	$184,464	$97,084
Land and right of way	22,163	11,587
Other	5,728	4,725
Construction in progress	2,792	201

	215,147	113,597
Less accumulated depreciation	52,849	38,971

	$162,298	$74,626

During the years ended December 31, 2005 and 2004, we did not capitalize any interest related to major construction projects.
Note 5: Transportation Agreements
The costs of 2 transportation agreements are recorded on our consolidated balance sheets at December 31, 2005:
•	Costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc expiring in 2007. This asset is being amortized over the 10-year term of the agreement.

•	A portion of the total purchase price of the Alon assets was allocated to the transportation agreement asset based on the fair value appraisal provided by an independent firm. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.
The carrying amounts of the transportation agreements are as follows:

	December 31,
	2005	2004
	(In thousands)
Rio Grande transportation agreement	$20,836	$20,836
Alon transportation agreement	59,933	—

Less accumulated amortization	19,866	16,118

	$60,903	$4,718

Note 6: Investment in Rio Grande Pipeline Company
In 1995, our predecessor (NPL) entered into a joint venture, Rio Grande, to transport liquid petroleum gas to northern Mexico. NPL had a 25% interest in the joint venture through June 30, 2003 and accounted for this interest using the equity method. Effective June 30, 2003, we acquired an additional 45% interest in Rio Grande for $28.7 million, less cash acquired of $7.3 million. Subsequent to June 30, 2003, Rio Grande has been consolidated in our financial statements. The following condensed financial information of Rio Grande relates to the period prior to its full consolidation in our financial statements.

June 30, 2003
(In thousands)
Current assets	$7,914
Property, plant and equipment, net	34,905
Other assets	7,843

$50,662

Current liabilities	$437
Partners’ equity	50,225

$50,662

Six Months
Ended
June 30, 2003
(In thousands)
Revenues	$6,591

Operating income	$2,140

Net income	$2,156

The $28.7 million purchase price for the additional 45% was $6.1 million greater than the underlying equity in the net assets of Rio Grande. Had the purchase been made effective January 1, 2003, the financial statements of Rio Grande would have been included in our consolidated financial statements for each subsequent period with the following pro forma impact on the consolidated statements of operations for the year ended December 31, 2003.

Year Ended
December 31,
2003
(in thousands)
Revenues as reported	$30,800
Revenues from Rio Grande Pipeline Company	6,591

Pro forma revenues	$37,391

Net income as reported	$581
Additional income from acquired interest	970

Pro forma net income	$1,551

Note 7: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with the Omnibus Agreement.
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs for the years ended December 31, 2005, 2004 and 2003 was $0.9 million, $0.8 million and $0.8 million, respectively. Included in these amounts are retirement benefit costs of $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On December 31, 2005, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $225,000, $30,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At December 31, 2005, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 329,074 had not yet been granted.

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
A summary of restricted unit activity as of December 31, 2005, and changes during the years ended December 31, 2005 and 2004 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2004	—	$—
Granted	6,489	34.32
Forfeited	—	—
Vesting and transfer of full ownership to recipients	—	—

Outstanding at December 31, 2004 (not vested)	6,489	34.32
Granted	14,437	43.97
Forfeited	—	—
Vesting and transfer of full ownership to recipients	—	—

Outstanding at December 31, 2005 (not vested)	20,926	$40.98	2.5 years	$772

There were no restricted units vested or transferred to recipients during the years ended December 31, 2005 and 2004. As of December 31, 2005, there was $0.5 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable in cash upon meeting the performance criteria over a service period, and generally vest over a period of three years. The cash benefit payable under these grants is based upon our unit price and upon our total unitholder return during the requisite period as compared to the total unitholder return of a selected peer group of partnerships. The fair value of each performance unit award is revalued quarterly based on our valuation model and the corresponding expense is amortized over the vesting periods.
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

Data Elements Used in Analysis
Closing price of HEP common units December 30, 2005	$36.89
Latest quarterly distribution per limited unit	$0.60
Risk-free rate	4.41%
The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

	Expected Return	Standard Deviation
Company	on Equity	(Monthly)
HEP	13.75%	7.6%
Peer group	9.75% to 11.25%	4.3% to 5.4%
A summary of performance units activity as of December 31, 2005, and changes during the year ended December 31, 2005 is presented below:

Performance Units	Grants
Outstanding at January 1, 2005 (not vested)	—
Vesting and payment of cash benefit to recipients	—
Granted	1,514
Forfeited	—

Outstanding at December 31, 2005 (not vested)	1,514

There were no cash payments for performance units vesting during the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, the liability associated with these awards was $18,000 and is recorded in “Other current liabilities” on our balance sheet. Based on the weighted average fair value at December 31, 2005 of $42.30, there was $43,000 of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.
In February 2006, we announced our intent to amend certain existing performance units agreements to provide payment of these awards in HEP common units rather than payment in cash.
Under SFAS 123 (revised), the performance unit awards are measured and recorded at fair value, we previously recorded them at intrinsic value. The total cumulative effect of this change in accounting principle is immaterial.
Note 8: Debt
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. Upon closing of our initial public offering, we drew $25 million under the Credit Agreement, which was outstanding at December 31, 2004.
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related senior notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. We amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly Intermediate Pipelines transaction as well as to amend certain of the restrictive covenants. As of December 31, 2005, we had no amounts outstanding under the Credit Agreement.
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
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $175 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At December 31, 2005, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The $185 million principal amount of Senior Notes is recorded at $180.7 million on our consolidated balance sheet at December 31, 2005. The difference of $4.3 million is due to $3.5 million of unamortized discount and $0.8 million relating to the fair value of the interest rate swap contract discussed below.
Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.84% on $60 million of the debt during the year ended December 31, 2005. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of our interest rate swap of $0.8 million is included in “Other long-term liabilities” in our consolidated balance sheet at December 31, 2005. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheet at December 31, 2005.
Other Debt Information
For the year ended December 31, 2005, interest expense includes: $8.4 million of interest on outstanding debt, net of the impact of the interest rate swap; $0.4 million of commitment fees on the unused portion of the Credit Agreement; and $0.8 million of amortization of the discount on the Senior Notes and deferred debt issuance costs. As no interest expense was incurred prior to formation on July 13, 2004, only $0.7 million of interest expense was recorded on the Credit Agreement and commitment fees for the year ended December 31, 2004. We made cash payments of $8.5 million, $0.5 million and $0 for interest in the years ended December 31, 2005, 2004 and 2003, respectively.
The carrying amounts of our debt recorded on our consolidated balance sheets approximate fair value, based on a determination by a third-party investment firm.

Note 9: Commitments and Contingencies
We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The pipeline lease terminates in 2007, but has a 10-year renewal option that is likely to be exercised. The right of way agreements have various termination dates through 2036.
As of December 31, 2005, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows (not including a 10-year renewal option on the pipeline operating lease that is likely to be exercised):

$000’s
2006	$5,961
2007	2,951
2008	139
2009	85
2010	72
Thereafter	1,728

Total	$10,936

Rental expense charged to operations was $5.6 million, $5.3 million and $5.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
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

	2005	2004	2003
Holly	55%	67%	45%
BP plc	11%	18%	22%
Alon	30%	10%	21%
Note 11: Related Party Transactions
Holly
We have related party transactions with Holly for pipeline and terminal revenues, certain employee costs, insurance costs, and administrative costs under the Holly PTA, Holly IPA and Omnibus Agreement (see Notes 2 and 3). Additionally, we received interest income from Holly during the years ended December 31, 2004 and 2003, based on common treasury accounts prior to our initial public offering on July 13, 2004. Since that date, we maintain our own treasury accounts separate from Holly.
•	Pipeline and terminal revenues received from Holly were $44.2 million, $45.3 million and $13.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA, as well as revenues received by the predecessor prior to formation in July 2004.

•	Holly charged general and administrative services under the Omnibus Agreement of $2.0 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $6.5 million and $2.2 million for the years ended December 31, 2005 and 2004.

•	In the year ended December 31, 2005, Holly reimbursed $0.2 million to us for certain costs paid on their behalf. In the year ended December 31, 2004, we reimbursed Holly $3.9 million for certain formation, debt issuance and other costs paid on our behalf.

•	In the years ended December 31, 2005 and 2004, we distributed $16.5 million and $3.2 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	We acquired the Intermediate Pipelines from Holly in July 2005, which resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received. See Note 3 for further information on the Intermediate Pipelines transaction.

•	In the year ended December 31, 2004, we distributed $125.6 million to Holly concurrent with our initial public offering and we repaid $30.1 million to Holly for short-term borrowings that originated in 2003.

•	Our net accounts receivable from Holly were $3.6 million and $2.1 million at December 31, 2005 and 2004, respectively.

•	Included in “Deferred revenue” at December 31, 2005 is $1.0 million of shortfall commitments that we billed to Holly under the Holly IPA in 2005.
BP plc
Beginning June 30, 2003, we have a 70% ownership interest in Rio Grande. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande – BP plc (“BP”) — is a related party to us.
•	BP is the sole customer of Rio Grande, and we recorded revenues from them of $8.8 million, $12.4 million and $6.9 million in the years ended December 31, 2005, 2004 and for the period from June 30, 2003 to December 31, 2003, respectively.

•	Rio Grande paid distributions to BP of $2.2 million, $3.2 million and $1.4 million in the years ended December 31, 2005, 2004 and the period from June 30, 2003 to December 31, 2003, respectively.

•	Included in our accounts receivable – trade at December 31, 2005 and 2004 were $0.5 million, which represented the receivable balance of Rio Grande from BP.
Alon
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	Subsequent to the issuance of these units, we recognized $17.6 million of revenues for pipeline transportation terminalling services under the Alon PTA and $5.6 million under a capacity lease for the year ended December 31, 2005.

•	In the year ended December 31, 2005, we paid $1.6 million to Alon for distributions on our Class B subordinated units.

•	At December 31, 2005, $2.4 million accounts receivable from Alon were included in our accounts receivable – trade balance.

Note 12: Partners’ Equity, Allocations and Cash Distributions
Issuances of units
Upon the closing of our initial public offering, Holly received 7,000,000 subordinated units, which constituted 49% ownership of us at that time, and a 2% general partner interest. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009.
The Holly subordinated units may convert to common units on a one-for-one basis when certain conditions are met. The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.
As partial consideration in the Alon transaction in the first quarter of 2005, we issued 937,500 of our Class B subordinated units at a fair value of $24.7 million. Additionally, our general partner contributed $0.6 million as an additional capital contribution to maintain its 2% general partner interest.
We financed a portion of the cash consideration paid for the Intermediate Pipelines with $45.1 million of proceeds raised from the private sale of 1,100,000 of our common units to a limited number of institutional investors which closed on July 8, 2005. On September 2, 2005, we filed a registration statement with the SEC using a “shelf” registration process which allows the institutional investors to freely transfer their units. Additionally under this shelf process, we may offer from time to time up to $800 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
In connection with the Intermediate Pipelines transaction, we issued 70,000 common units to Holly. We also received a portion of the Intermediate Pipeline assets with $1.0 million book value as a capital contribution from HEP Logistics Holdings, L.P. in order to maintain their 2% general partner interest.
As a result of these transactions, Holly’s total ownership interest was reduced from 51% at the time of our initial public offering to 45.0% in July 2005 following the Intermediate Pipelines transaction.

Allocations of Net Income
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. After the amount of incentive distributions is allocated to the general partner, the remaining net income for the period is generally allocated to the partners based on their weighted average ownership percentage during the period.
Cash Distributions
Concurrent with our initial public offering in July 2004, we distributed $125.6 million to Holly and its subsidiaries. See Note 2 for additional information. In July 2005, our cash payment to Holly in excess of the basis of the assets received in the acquisition of the Intermediate Pipelines was also recorded as a distribution to our general partner in the amount of $71.9 million. See Note 3 for further discussion of this transaction.
We intend to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our Credit Agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result form the cash distribution.
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
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for each period in which declared.

		July 13, 2004
	Year Ended	through
	December 31,	December 31,
	2005	2004
	(In thousands, except per unit data)
General partner interest	$697	$124
General partner incentive distribution	188	—

Total general partner distribution	885	124
Limited partner distribution	34,137	6,090

Total regular quarterly cash distribution	$35,022	$6,214

Cash distribution per unit applicable to limited partners	$2.225	$0.435

On January 27, 2006, we announced a cash distribution for the fourth quarter of 2005 of $0.625 per unit. The distribution is payable on all common, subordinated, and general partner units and was paid February 14, 2006 to all unitholders of record on February 6, 2006. The aggregate amount of the distribution was $10.5 million, including $189,000 paid to the general partner as an incentive distribution.

Note 13: Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year ended December 31, 2005
Revenues	$16,513	$19,521	$21,517	$22,569	$80,120
Operating income	$7,785	$8,234	$10,185	$10,336	$36,540
Net income	$6,326	$6,041	$7,292	$7,157	$26,816
Limited partners’ interest in net income	$6,200	$5,920	$7,084	$6,891	$26,095
Net income per limited partner unit — basic and diluted	$0.43	$0.40	$0.44	$0.43	$1.70
Distributions declared per limited partner unit	$0.50	$0.55	$0.575	$0.60	$2.225

Year ended December 31, 2004
Revenues	$18,771	$18,520	$14,482	$15,993	$67,766
Operating income	$10,273	$10,621	$6,600	$7,547	$35,041
Net income	$9,620	$10,351	$5,991	$6,532	$32,494
Limited partners’ interest in net income (1)	$—	$—	$4,762	$6,400	$11,162
Net income per limited partner unit — basic and diluted (1)	$—	$—	$0.34	$0.46	$0.80
Distributions declared per limited partner unit	$—	$—	$—	$0.435	$0.435

Year ended December 31, 2003
Revenues	$5,662	$6,112	$9,563	$9,463	$30,800
Operating income (loss)	$(683)	$(1,161)	$479	$1,519	$154
Net income (loss)	$(361)	$(872)	$354	$1,460	$581

(1)	Calculated for the period beginning with our initial public offering on July 13, 2004.
Note 14: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional. Rio Grande (“Non-Guarantor”), in which we have a 70% ownership interest, is the only subsidiary which has not guaranteed these obligations.
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

Condensed Consolidating Balance Sheets

		Guarantor	Non-
December 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$17,770	$2,811	$—	$20,583
Accounts receivable	—	6,206	515	—	6,721
Intercompany accounts receivable (payable)	(21,182)	21,458	(276)	—	—
Prepaid and other current assets	232	1,169	—	—	1,401

Total current assets	(20,948)	46,603	3,050	—	28,705

Properties and equipment, net	—	128,077	34,221	—	162,298
Investment in subsidiaries	256,416	27,423	—	(283,839)	—
Transportation agreements, net	—	58,269	2,634	—	60,903
Other assets	1,594	1,275	—	—	2,869

Total assets	$237,062	$261,647	$39,905	$(283,839)	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,666	$354	$—	$3,020
Accrued interest	2,892	—	—	—	2,892
Deferred revenue	—	1,013			1,013
Other current liabilities	594	1,357	375	—	2,326

Total current liabilities	3,486	5,036	729	—	9,251

Long-term debt	180,737	—	—	—	180,737
Other long-term liabilities	779	195	—	—	974
Minority interest	—	—	—	11,753	11,753
Partners’ equity	52,060	256,416	39,176	(295,592)	52,060

Total liabilities and partners’ equity	$237,062	$261,647	$39,905	$(283,839)	$254,775

Condensed Consolidating Balance Sheets

		Guarantor	Non-
December 31, 2004	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$15,143	$3,959	$—	$19,104
Accounts receivable	—	2,373	486	—	2,859
Intercompany accounts receivable (payable)	(5,658)	5,658	—	—	—
Prepaid and other current assets	180	338	52	—	570

Total current assets	(5,476)	23,512	4,497	—	22,533

Properties and equipment, net	—	39,097	35,529	—	74,626
Investment in subsidiaries	67,551	30,876	—	(98,427)	—
Transportation agreements, net	—	—	4,718	—	4,718
Other assets	—	1,881	—	—	1,881

Total assets	$62,075	$95,366	$44,744	$(98,427)	$103,758

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,467	$249	$—	$1,716
Other current liabilities	547	763	387	—	1,697

Total current liabilities	547	2,230	636	—	3,413

Long-term debt	—	25,000	—	—	25,000
Other long-term liabilities	—	585	—	—	585
Minority interest	—	—	—	13,232	13,232
Partners’ equity	61,528	67,551	44,108	(111,659)	61,528

Total liabilities and partners’ equity	$62,075	$95,366	$44,744	$(98,427)	$103,758

Condensed Consolidating Statements of Income

	Successor
	Holly Energy	Guarantor	Non-
Year ended December 31, 2005	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$44,184	$—	$—	$44,184
Third parties	—	28,000	8,770	(834)	35,936

	—	72,184	8,770	(834)	80,120

Operating costs and expenses:
Operations	—	23,270	2,896	(834)	25,332
Depreciation and amortization	—	10,824	3,377	—	14,201
General and administrative	1,966	2,064	17	—	4,047

	1,966	36,158	6,290	(834)	43,580

Operating income (loss)	(1,966)	36,026	2,480	—	36,540

Equity in earnings of subsidiaries	37,410	1,728	—	(39,138)	—
Interest income (expense)	(8,628)	(344)	(12)	—	(8,984)
Minority interest	—	—	—	(740)	(740)

Net income	$26,816	$37,410	$2,468	$(39,878)	$26,816

Condensed Consolidating Statements of Income

	Successor
	Holly Energy	Guarantor	Non-
July 13, 2004 through December 31, 2004	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$17,917	$—	$—	$17,917
Third parties	—	4,435	5,830	—	10,265

	—	22,352	5,830	—	28,182

Operating costs and expenses:
Operations	—	9,144	960	—	10,104
Depreciation and amortization	—	1,660	1,581	—	3,241
General and administrative	896	863	100	—	1,859

	896	11,667	2,641	—	15,204

Operating income (loss)	(896)	10,685	3,189	—	12,978

Equity in earnings of subsidiaries	12,286	2,232	—	(14,518)	—
Interest income (expense)	—	(631)	(1)	—	(632)
Minority interest	—	—	—	(956)	(956)

Net income	$11,390	$12,286	$3,188	$(15,474)	$11,390

Condensed Consolidating Statements of Income

	Predecessor
	Holly Energy	Guarantor	Non-
January 1, 2004 through July 12, 2004	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Revenues:
Affiliates	$—	$27,429	$—	$—	$27,429
Third parties	—	5,541	6,614	—	12,155

	—	32,970	6,614	—	39,584

Operating costs and expenses:
Operations	—	12,178	1,359	—	13,537
Depreciation and amortization	—	2,186	1,797	—	3,983
General and administrative	—	—	1	—	1

	—	14,364	3,157	—	17,521

Operating income	—	18,606	3,457	—	22,063

Equity in earnings of subsidiaries	—	2,420	—	(2,420)	—
Interest income	—	78	—	—	79
Minority interest	—	—	—	(1,038)	(1,038)

Net income	$—	$21,104	$3,458	$(3,458)	$21,104

Condensed Consolidating Statements of Income

	Predecessor
	Holly Energy	Guarantor	Non-
Year Ended December 31, 2003	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$13,901	$—	$—	$13,901
Third parties	—	9,989	13,501	(6,591)	16,899

	—	23,890	13,501	(6,591)	30,800

Operating costs and expenses:
Operations	—	23,039	3,944	(2,790)	24,193
Depreciation and amortization	—	3,206	4,908	(1,661)	6,453

	—	26,245	8,852	(4,451)	30,646

Operating income (loss)	—	(2,355)	4,649	(2,140)	154

Equity in earnings of subsidiaries	—	2,664	—	(1,770)	894
Interest income (expense)	—	272	35	(16)	291
Minority interest	—	—	—	(758)	(758)

Net income	$—	$581	$4,684	$(4,684)	$581

Condensed Consolidating Statements of Cash Flows

	Successor
	Holly Energy	Guarantor	Non-
Year Ended December 31, 2005	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$7,566	$28,765	$6,297	$—	$42,628

Cash flows from investing activities
Acquisitions of pipeline and terminal assets	(125,801)	(2,111)	—	—	(127,912)
Additions to properties and equipment	—	(3,838)	(45)	—	(3,883)
Investments in subsidiaries, net	(1)	5,180	—	(5,179)	—

	(125,802)	(769)	(45)	(5,179)	(131,795)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discounts	181,238	—	—	—	181,238
Issuance of common units, net of underwriter discount	45,100	—	—	—	45,100
Excess purchase price over contributed basis of intermediate pipelines	(71,850)	—	—	—	(71,850)
Contributions from (distributions to) partners	(34,410)	1	(7,400)	7,399	(34,410)
Borrowings (paydowns) of debt, net	—	(25,000)	—	—	(25,000)
Cash distribution to minority interest	—	—	—	(2,220)	(2,220)
Other financing activities, net	(1,842)	(370)	—	—	(2,212)

	118,236	(25,369)	(7,400)	5,179	90,646

Cash and cash equivalents
Increase (decrease) for the year	—	2,627	(1,148)	—	1,479
Beginning of year	2	15,143	3,959	—	19,104

End of year	$2	$17,770	$2,811	$—	$20,583

Condensed Consolidating Statements of Cash Flows

	Successor
	Holly Energy	Guarantor	Non-
July 13, 2004 through December 31, 2004	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$5,159	$5,169	$5,043	$—	$15,371

Cash flows from investing activities
Additions to properties and equipment	—	(243)	(62)	—	(305)
Investments in subsidiaries, net	(15,082)	2,303	—	12,779	—

	(15,082)	2,060	(62)	12,779	(305)

Cash flows from financing activities
Issuance of common units, net of underwriter discount	145,460	—	—	—	145,460
Distributions to Holly concurrent with IPO	(125,612)	—	—	—	(125,612)
Contributions from (distributions to) partners	(6,214)	15,082	(3,290)	(11,792)	(6,214)
Borrowings (paydowns) of debt, net	—	(5,082)	—	—	(5,082)
Cash distribution to minority interest	—	—	—	(987)	(987)
Other financing activities, net	(3,709)	(2,086)	—	—	(5,795)

	9,925	7,914	(3,290)	(12,779)	1,770

Cash and cash equivalents
Increase for the period	2	15,143	1,691	—	16,836
Beginning of period	—	—	2,268	—	2,268

End of period	$2	$15,143	$3,959	$—	$19,104

Condensed Consolidating Statements of Cash Flows

	Predecessor
	Holly Energy	Guarantor	Non-
January 1, 2004 through July 12, 2004	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$(3,233)	$3,729	$—	$496

Cash flows from investing activities
Additions to properties and equipment	—	(2,017)	(655)	—	(2,672)
Investments in subsidiaries, net	—	5,250	—	(5,250)	—

	—	3,233	(655)	(5,250)	(2,672)

Cash flows from financing activities
Contributions from (distributions to) partners	—	—	(7,500)	7,500	—
Cash distribution to minority interest	—	—	—	(2,250)	(2,250)

	—	—	(7,500)	5,250	(2,250)

Cash and cash equivalents
Decrease for the period	—	—	(4,426)	—	(4,426)
Beginning of period	—	—	6,694	—	6,694

End of period	$—	$—	$2,268	$0	$2,268

Condensed Consolidating Statements of Cash Flows

	Predecessor
	Holly Energy	Guarantor	Non-
Year Ended December 31, 2003	Partners, L.P.	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$(1,217)	$10,139	$(3,013)	$5,909

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(28,652)	—	7,476	(21,176)
Additions to properties and equipment	—	(3,363)	(3,408)	—	(6,771)
Investments in subsidiaries, net	—	3,150	—	(3,150)	—

	—	(28,865)	(3,408)	4,326	(27,947)

Cash flows from financing activities
Contributions from (distributions to) partners	—	—	(4,500)	4,500	—
Borrowings (paydowns) of debt, net	—	30,082	—	—	30,082
Cash distribution to minority interest	—	—	—	(1,350)	(1,350)

	—	30,082	(4,500)	3,150	28,732

Cash and cash equivalents
Increase for the year	—	—	2,231	4,463	6,694
Beginning of year	—	—	4,463	(4,463)	—

End of year	$—	$—	$6,694	$—	$6,694

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
Item 9B. Other Information
There have been no events that occurred in the fourth quarter of 2005 that would need to be reported on Form 8-K that have not been previously reported.

PART III
Item 10. Directors and Executive Officers of the Registrant
HLS, as the general partner of HEP Logistics Holdings, L.P., our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders. Unitholders are not entitled to elect the directors of HLS or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are non-recourse.
Three members of the board of directors of HLS serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of HLS or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the New York Stock Exchange and the Exchange Act to serve on the audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have an audit committee of three independent directors that reviews our external financial reporting, recommends engagement of our independent registered public accounting firm, and reviews procedures for internal auditing and the adequacy of our internal accounting controls. We also have a compensation committee, which oversees compensation decisions for the officers of HLS, as well as the compensation plans described below. In addition, we have an executive committee of the board consisting of one independent director and two directors employed by Holly.
The board of directors of HLS has determined that Messrs. Darling, Pinkerton and Stengel meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange and under the Exchange Act. These directors serve as the members of our audit, conflicts and compensation committees.
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
The board of directors of HLS held eight meetings during 2005, with the audit committee, conflicts committee and compensation committee holding five, nine and seven meetings, respectively. All board members attended each board meeting and all committee members attended each committee meeting for the committees on which they serve.
We are managed and operated by the directors and officers of HLS on behalf of our general partner. Most of our operational personnel are employees of HLS.
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

The following table shows information for the current directors and executive officers of HLS.

Name	Age	Position with HLS
Matthew P. Clifton	54	Chairman of the Board and Chief Executive Officer [1]
P. Dean Ridenour	64	Director, Vice President and Chief Accounting Officer [1]
Stephen J. McDonnell	54	Vice President and Chief Financial Officer
W. John Glancy	63	Vice President and General Counsel
James G. Townsend	51	Vice President – Pipeline Operations
Lamar Norsworthy	59	Director
Charles M. Darling, IV	57	Director 234
Jerry W. Pinkerton	65	Director 1234
William P. Stengel	57	Director 234

[1]	Member of the Executive Committee

[2]	Member of the Conflicts Committee

[3]	Member of the Audit Committee

[4]	Member of the Compensation Committee
Matthew P. Clifton was elected Chairman of our Board, and Chief Executive Officer in March 2004. He has been employed by Holly for over twenty years. Mr. Clifton served as Holly’s Vice President of economics, engineering and legal affairs from 1988 to 1991, Senior Vice President of Holly Corporation from 1991 to 1995, President of Navajo Pipeline Company, a wholly owned subsidiary of Holly Corporation, since its inception in 1981, President of Holly Corporation from 1995 to 2005, and has served as Chief Executive Officer of Holly Corporation since January 1, 2006. Mr. Clifton has also served as a director of Holly Corporation since 1995.
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

W. John Glancy was elected Vice President and General Counsel in August 2004, and served as Secretary from August 2004 to April 2005. Mr. Glancy has served as Senior Vice President and General Counsel of Holly Corporation since September 1999. From December 1998 to September 1999, he was Senior Vice President—Legal of Holly Corporation and held the office of Secretary of Holly Corporation from April 1999 until February 2005. From 1997 through March 1999, he practiced law in the Law Offices of W. John Glancy in Dallas. From 1972 through 1996, he was in private law practice with several different law firms in Dallas. He also was a director of Holly Corporation from 1975 to 1995, and for part of that period was Secretary of Holly Corporation.
James G. Townsend was elected Vice President — Pipeline Operations in March 2004. He has been Vice President of Pipelines and Terminals for Holly Corporation since 1997. Mr. Townsend served as Manager of Transportation for Navajo Refining Company, a wholly-owned subsidiary of Holly Corporation, from 1995 to 1997. Mr. Townsend has worked in Navajo Refining’s pipeline group since joining Navajo Refining in 1984.
Lamar Norsworthy was elected to our Board of Directors in March 2004. He joined Holly Corporation in 1967, was elected to the Board of Directors in 1968 and has been Chairman of the Board since 1977. He served as Chief Executive Officer of Holly Corporation from 1971 to 2005. Mr. Norsworthy is also a Director of Cooper Cameron Corporation, a publicly traded manufacturer of oil field services equipment.
Charles M. Darling, IV was elected to our Board of Directors in July 2004. Mr. Darling has served as President of DQ Holdings, L.L.C., a venture capital investment and consulting firm focused primarily on opportunities in the energy industry, since August 1998. From 1997 to 1998, Mr. Darling was the President and General Counsel, and was a Director from 1993 to 1998, of DeepTech International, which was acquired by El Paso Energy Corp. in August 1998. Mr. Darling was also a Director at Leviathan Gas Pipeline Company from 1993 through 1998. Prior to joining DeepTech in 1997, Mr. Darling practiced law at the law firm of Baker Botts, L.L.P., for over 20 years.
Jerry W. Pinkerton was elected to our Board of Directors in July 2004. Since December 2003, Mr. Pinkerton has been retired. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp., an energy services company, with respect to accounting-related projects principally involving financial reporting. From August 1997 to December 2000, Mr. Pinkerton served as Controller of TXU and its U.S. subsidiaries. From August 1988 until its merger with TXU in August 1997, Mr. Pinkerton served as the Vice President and Chief Accounting Officer of ENSERCH Corporation/Lone Star Gas Company, a diversified energy company. Prior to joining ENSERCH, Mr. Pinkerton was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner.
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

Compliance With Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of Holly Energy Partners, L.P.’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of Holly Energy Partners, L.P.’s equity securities. Holly Energy Partners, L.P. believes that during the year ended December 31, 2005, its officers, directors and 10% unitholders were in compliance with applicable requirements of Section 16(a), except that Stephen D. Wise filed a Form 3 on January 6, 2006, reporting his election as Treasurer, which should have been filed by November 7, 2005.
Audit Committee
HLS’s audit committee is composed of three directors who are not officers or employees of HEP or any of its subsidiaries or Holly Corporation or any of its subsidiaries. The board of directors of HLS has adopted a written charter for the audit committee. The board of directors of HLS has determined that a member of the audit committee, namely Jerry W. Pinkerton, is an audit committee financial expert (as defined by the SEC) and has designated Mr. Pinkerton as the audit committee financial expert.
The audit committee makes recommendations to the board regarding the selection of HEP’s independent registered public accounting firm and reviews the professional services they provide. It reviews the scope of the audit performed by the independent registered public accounting firm, the audit report issued by the independent auditor, HEP’s annual and quarterly financial statements, any material comments contained in the auditor’s letters to management, HEP’s internal accounting controls and such other matters relating to accounting, auditing and financial reporting as it deems appropriate. In addition, the audit committee reviews the type and extent of any non-audit work being performed by the independent auditor and its compatibility with their continued objectivity and independence.
Report of the Audit Committee for the Year Ended December 31, 2005
Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s internal controls and the financial reporting process. Ernst & Young LLP, Holly Energy Partners, L.P.’s Independent Registered Public Accounting Firm for the year ended December 31, 2005, is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon as well as to issue a report on both management’s assessment of and the effectiveness of Holly Energy Partners, L.P.’s internal control over financial reporting. The audit committee monitors and oversees these processes. The audit committee recommends to the board of directors the selection of Holly Energy Partners, L.P.’s independent registered public accounting firm.
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
The audit committee of the board of directors of our general partner selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the Partnership for the 2005 calendar year.
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

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Holly Energy Partners, L.P. be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005.
Members of the Audit Committee:
Jerry W. Pinkerton, Chairman
Charles M. Darling, IV
William P. Stengel
Code of Ethics
HEP has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including the company’s principal executive officer, principal financial officer, and principal accounting officer.
Available on our website at www.hollyenergy.com are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which also will be provided without charge upon written request to the Vice President, Investor Relations at: Holly Energy Partners, L.P., 100 Crescent Court, Suite 1600, Dallas, TX, 75201-6927. The Partnership intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics with respect to its principal financial officers by posting such information on this website.
New York Stock Exchange Certification
In 2005, Mr. Clifton, as the Company’s Chief Executive Officer, provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive and Director Compensation
Reimbursement of Expenses of the General Partner
HEP has no employees. HLS currently has 82 employees that provide general and administrative services to HEP. Our general partner will not receive any management fee or other compensation for its management of HEP. Under the terms of the Omnibus Agreement, we pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision of general and administrative services for our benefit. The Omnibus Agreement provides that the administrative fee may increase in the second and third years by the greater of 5% or the percentage increase in the consumer price index and may also increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly. Additionally, Holly will be reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer, and director compensation and benefits properly allocable to HEP, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Holly Energy Partners. The partnership agreement provides that the general partner will determine the expenses that are allocable to HEP See Item 13, “Certain Relationships and Related Transactions” of this Form 10-K Annual Report for additional discussion of relationships and transactions we have with Holly.
The cash compensation of the Chairman of the Board and Chief Executive Officer and certain other executive officers of HLS who are employees of Holly or its subsidiaries, is included within the administrative fee. There is no specific allocation of any portion of the administrative fee to the specific compensation paid by Holly to these executive officers. The only executive officer whose salary is not included within the administrative fee is James G. Townsend, who is an employee of only HLS. The following table sets forth a summary of our portion of compensation paid for the last two years to our Chairman of the Board and Chief Executive Officer and Mr. Townsend.
Summary Executive Compensation Table

		Portion of Annual		Long Term Compensation
		Compensation		Awards		Payouts
		Reimbursed by HEP		Securities	Restricted
		($) (1)		Underlying	Unit	LTIP	All Other
Name and Principal	Fiscal	Salary	Bonus	Options/SARs	Awards	Payouts	Compensation
Position	Year	($)	($) (2)	(#) (3)	(#) (3)	($)	($) (4)
Matthew P. Clifton	2005	—	—	—	7,802	—	—
Chairman of the Board and Chief Executive Officer	2004	—	—	—	—	—	—

James G. Townsend	2005	131,549	101,250	—	731	—	—
Vice President, Pipelines and Terminals	2004	53,711	44,057	—	—	—	—

(1)	Mr. Clifton also serves as Chairman of the Board and Chief Executive Officer for Holly Corporation. Mr. Clifton’s salary and bonus were paid to him by Holly Corporation. Mr. Townsend’s salary and bonus for 2005 were $175,398 and $135,000, respectively. Mr. Townsend’s salary and bonus for 2004 were $152,388 and $125,000, respectively. The table above reflects the 75% of Mr. Townsend’s compensation that we began reimbursing to Holly beginning July 13, 2004. As discussed in footnote (3) below, we also provided long-term compensation awards to Mr. Townsend in 2005.

(2)	Bonuses are paid in March of each year based on services performed in the prior calendar year.

(3)	Restricted Unit Awards: In February 2005, HLS granted restricted HEP units to its officers and other key employees, including Messrs. Clifton and Townsend. Of the restricted units issued in February of 2005, 1/3 will vest after January 1, 2008, 2/3 will vest after January 1, 2009, and all of the restricted units will be fully vested on January 1, 2010. During the restricted period, executives receive distributions on the restricted units. The price of the units of the partnership at the time of the February 2005 grant was $39.61 per unit.

(4)	Any perquisites or other personal benefits received from HLS by Messrs. Clifton and Townsend were less than $50,000 and 10% of their total salary and bonus.
Long-Term Incentive Plans — Awards in Last Fiscal Year

	Number of	Performance or	Estimated Future Payouts Under
	Shares,	Other Period Until	Non-stock Price-Based Plans
	Units or Other	Maturation or Payout	Threshold	Target	Maximum
Name	Rights (#)(1)	(2)	($ or #)	($ or #)	($ or #)
Matthew P. Clifton	—	—	—	—	—

James G. Townsend	731	12/31/2007	—	—	—

(1)	Performance Unit Awards: In February 2005, HLS granted performance units of the partnership to HLS’s officers and other key employees, including Mr. Townsend. The units represent an award for a performance vesting period of January 1, 2005 through December 31, 2007. Under the current form of performance unit agreement, at the end of the performance vesting period, the recipients are entitled to a cash payment equal to the value of the units as determined by reference to the total unitholder return (the “TUR”) of the partnership compared to the TUR of a select group of peer companies (the “Peer Group”). HLS plans to amend by agreement certain Performance Share Unit Agreements between HLS and employees including executive officers to provide that the payment of awards under the agreements as amended will be made in the form of common units of the partnership rather than in cash. TUR includes both appreciation in unit price during the performance period and the assumed reinvestment of any distributions into additional units at the time distributions are paid. If the payment is made in cash, the unit price for the TUR calculation is the average unit price for the final 30 trading day period of the performance period (the “Unit Price”). The amount of cash payable to the recipient at the end of the period is determined by multiplying the number of Units by a “performance percentage,” which may be from 0% to 200% depending upon the partnership’s TUR ranking as compared to the ranking of the Peer Group (the “Performance Percentage”), further multiplied by the Unit Price. If the payment is made in the form of common units, the number of units awarded to the recipient at the end of the period is determined by multiplying the number of Units by the Performance Percentage.
Compensation of Directors
Officers or employees of HLS who also serve as directors do not receive additional compensation. Directors who are not officers or employees of HLS or Holly receive: (a) a $25,000 annual cash retainer, payable in four quarterly installments; (b) $1,500 for each meeting of the board of directors attended; (c) $1,500 for each board committee meeting attended (limited to payment for one committee meeting per day); and (d) an annual grant of restricted units equal in value to $40,000 on the date of grant. In addition to the foregoing, each director who serves as the chairperson of a committee of the board of directors also receives a $5,000 special annual retainer for his service as committee chair. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.
Each of the directors who are not officers or employees of HLS or Holly each received total cash compensation for the annual retainer and for board and committee meetings totaling $61,500 in 2005.
During the periods ended December 31, 2004 and December 31, 2005, grants of restricted HEP units were made to directors of HLS as set forth below:

2004:

	Number of	Period Until	Future Payout –
Name	Units	Maturation	Number of Units
Charles M. Darling, IV	1,538	August 04, 2007	1,538
Jerry W. Pinkerton	1,538	August 04, 2007	1,538
P. Dean Ridenour*	1,875	August 04, 2007	1,875
William P. Stengel	1,538	August 04, 2007	1,538
2005:

	Number of	Period Until	Future Payout –
Name	Units	Maturation	Number of Units
Charles M. Darling, IV	901	August 01, 2008	901
Jerry W. Pinkerton	901	August 01, 2008	901
William P. Stengel	901	August 01, 2008	901

*	Mr. Ridenour became an executive officer of HLS in January 2005.
Long-Term Incentive Plan
HLS adopted the Holly Energy Partners, L.P. Long-Term Incentive Plan for employees, consultants and directors of HLS and employees and consultants of its affiliates who perform services for HLS or its affiliates. The Long-Term Incentive Plan consists of four components: restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan currently permits the grant of awards covering an aggregate of 350,000 units. The plan is administered by the Compensation Committee of the board of directors of HLS.
HLS’s board of directors, or its compensation committee, in its discretion may terminate, suspend or discontinue the Long-Term Incentive Plan at any time with respect to any award that has not yet been granted. HLS’s board of directors, or its compensation committee, also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
Restricted Units and Phantom Units
A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, as provided in the applicable agreement between the grantee and HLS, the cash equivalent to the value of a common unit. A performance unit is a form of a phantom unit. The Compensation Committee may make grants on such terms as the Compensation Committee shall determine. The Compensation Committee will determine the period over which restricted units and phantom units granted to employees, consultants and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units and phantom units will vest upon a change of control of HEP, our general partner, HLS or Holly, unless provided otherwise by the Compensation Committee.
If a grantee’s employment, service relationship or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units are automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of phantom units may be common units acquired by HLS on the open market, common units already owned by HLS, common units acquired by HLS directly from us or any other person or any combination of the foregoing. HLS is entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the phantom units, the total number of common units outstanding will increase. The Compensation Committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to phantom units.
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
Unit Options and Unit Appreciation Rights
The long-term incentive plan permits the grant of options covering common units and the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise prices established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the Compensation Committee in its discretion. The Compensation Committee is able to make grants of unit options and unit appreciation rights under the plan to employees, consultants and directors containing such terms as the committee shall determine. Unit options and unit appreciation rights may have an exercise price that is less than, equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options and unit appreciation rights will become exercisable upon a change in control of HEP, our general partner, HLS or Holly, unless provided otherwise by the committee.
Upon exercise of a unit option (or a unit appreciation right settled in common units), HLS may use common units already owned by HLS, acquire common units directly from us or any other person, acquire common units on the open market, or utilize any combination of the foregoing. HLS is entitled to reimbursement by us for the difference between the cost incurred by HLS in acquiring these common units and the proceeds received from a participant at the time of exercise. Thus, the cost of the unit options (or a unit appreciation right settled in common units) will be borne by us. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units), the total number of common units outstanding will increase, and HLS will pay us the proceeds it received from an optionee upon exercise of a unit option. The availability of unit options and unit appreciation rights is intended to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.
Management Incentive Plan
HLS has adopted the Holly Logistic Services, L.L.C. Annual Incentive Compensation Plan. The management incentive plan is designed to enhance the performance of HLS’s key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. The board of directors of HLS may amend or change the management incentive plan at any time. We will reimburse HLS for payments and costs incurred under the plan.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The basic objective of our compensation program is to provide levels of compensation that attract and retain productive executives who are motivated to protect and enhance the long-term value of the partnership for its unitholders. Competitive compensation levels are determined on the basis of available information on compensation paid by companies in the partnership’s industry that are most similar to the partnership, taking into account the partnership’s size and place in its industry. We participate in and regularly review compensation surveys of the partnership’s industry conducted by a major independent executive compensation consulting firm. Executive compensation programs are intended to reward each executive based on the partnership’s performance and individual performance and to balance appropriately short-term and long-term considerations. We target the median (50th percentile) of competitive pay data for establishing base salary levels and incentive opportunities.
Elements of Executive Compensation
Our executive compensation programs and plans are comprised of the following elements:
•	Base salaries

•	Annual incentive (bonus) opportunities

•	Long-term incentive opportunities under the Holly Energy Partners, L.P. Long-Term Incentive Plan

•	Employee retirement and welfare benefit plans and arrangements sponsored by Holly.
In February 2005, HLS granted restricted units of the partnership to employees and executives of HLS, including the named executive officers. In February 2005, HLS also granted performance units to non-executive employees of HLS and one named executive officer, James G. Townsend. The February 2005 restricted unit grants are time-lapse restricted units with the restrictions lapsing during years three, four and five of a five-year restricted period. During the restricted period, executives receive distributions on the restricted units. The February 2005 performance unit grants provide that they will be earned over a three-year performance period. The number of performance units earned will be based upon the partnership’s total unitholder return as compared to a select group of its industry sector peer companies. The number of performance units earned will be in the range of zero to 200 percent of the number of units granted, depending upon the partnership’s relative total unitholder return. The value of the award at the conclusion of the performance period will be based upon both the number of performance units earned and the price of the partnership’s common units at the end of the period. Under the current form of performance unit agreement, the performance units are paid in the form of cash. HLS plans to amend by agreement certain Performance Share Unit Agreements to provide that the payment of awards under the agreements as amended will be made in the form of units of the partnership rather than in cash, eliminating any existing obligation to make payment of such awards in cash.
Compensation of the Chairman and Chief Executive Officer
As discussed above, the salary and bonus of HLS’s Chairman of the Board and Chief Executive Officer, Matthew P. Clifton, is determined and paid by Holly. In addition, Holly awards a percentage of long-term equity compensation to Mr. Clifton relevant to the time devoted by Mr. Clifton to Holly’s business. HLS also awards a percentage of Mr. Clifton’s long-term compensation according to the time devoted by Mr. Clifton to the partnership’s business. The amount awarded by HLS is determined by the Compensation Committee of the HLS board of directors based on consideration of the compensation programs and principles described above. In 2005, Mr. Clifton received annual incentive awards from HLS totaling $308,975. Such awards were made based on the Compensation Committee’s consultation with an independent executive compensation consulting firm and on the Compensation Committee’s review of awards customarily granted to officers serving in a similar capacity in a similar industry, taking into account the partnership’s size and place in the industry. The awards were also based on other factors, including Mr. Clifton’s role in the formation of Holly Energy Partners in 2004.

Deductibility of Executive Compensation
With respect to Section 162(m) of the Code and underlying regulations pertaining to the deductibility of compensation to named executive officers in excess of $1 million, we have adopted a policy to comply with such limitations to the extent practicable. Certain elements of the Holly Energy Partners, L.P. Long-Term Incentive Plan are designed to provide performance-based incentive compensation which would be fully deductible under Section 162(m). Restricted Units and Performance Units made to executive officers who are also directors of HLS are intended to be fully deductible under Section 162(m). However, the Compensation Committee has also determined that some flexibility is required, notwithstanding the statutory and regulatory provisions, in negotiating and implementing the partnership’s incentive compensation programs. It has, therefore, retained the discretion to award some bonus payments based on non-quantitative performance measurements and other criteria that it may determine, in its discretion, from time to time.
Compensation Committee of the Board of Directors
Charles M. Darling, IV, Chairman
Jerry W. Pinkerton
William P. Stengel
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Compensation Committee of the HLS board of directors during the year ending December 31, 2005 were Charles M. Darling, IV, Jerry W. Pinkerton and William P. Stengel. None of the members of the Committee was an officer or employee of HLS, the partnership, or any of its subsidiaries during the year ending December 31, 2005. No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of the HLS board of directors or the Compensation Committee.

Stock Performance Graph
Set forth below is a line graph comparing, for the period since the closing of our initial public offering on July 13, 2004 and ending December 31, 2005, the percentage change in the cumulative total unitholder return of our common units to the cumulative total return of the S&P Composite 500 Stock Index and of an industry peer group. The amounts assume that the value of each investment was $100 in July 2004 and that all dividends or distributions were reinvested. The price performance depicted in the foregoing graph is not necessarily indicative of future price performance. The graph will not be deemed to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such graph by reference.

Company/Index	July 2004	Dec. 2004	Dec. 2005
Holly Energy Partners, L.P.	$100.00	$156.85	$177.49
S&P500 Index	$100.00	$109.66	$115.05
Industry Peer Group (1)	$100.00	$107.92	$114.34

(1)	We have selected a peer group of companies similar to ours with respect to business operations and organizational structure. Our industry Peer Group is comprised of: Buckeye Partners, L.P.; Enbridge Energy Partners, L.P.; Kinder Morgan Energy Partners, L.P.; Magellan Midstream Partners, L.P.; Sunoco Logistics Partners, L.P.; TEPPCO Partners, L.P.; and Valero, L.P.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of January 31, 2006 the beneficial ownership of units of HEP held by beneficial owners of 5% or more of the units, by directors of HLS, the general partner of our general partner, by each officer and by all directors and officers of HLS as a group. HEP Logistics Holdings, L.P. is an indirect wholly-owned subsidiary of Holly Corporation. Unless otherwise indicated, the address for each unitholder shall be c/o Holly Energy Partners, L.P., 100 Crescent Court, Suite 1600, Dallas, Texas 75201.

				Percentage
		Percentage		of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned
Holly Corporation (1)	70,000	0.9	7,000,000	88.2	45.0
HEP Logistics Holdings, L.P. (1)	70,000	0.9	7,000,000	88.2	45.0
Fiduciary Asset Management, LLC (2)	951,510	11.6	0	0.0	5.8
Alon USA	0	0.0	937,500	11.8	5.7
Kayne Anderson Capital Advisors, L.P. (3)	690,300	8.4	0	0	3.8
Tortoise Capital Advisors LLC (4)	550,764	6.7	0	0	3.4
Matthew P. Clifton	36,802	*	0	0	*
W. John Glancy	1,000	*	0	0	*
Stephen J. McDonnell	13,505	*	0	0	*
P. Dean Ridenour (5)	11,721	*	0	0	*
James G. Townsend	2,731	*	0	0	*
Lamar Norsworthy	0	0.0	0	0	0.0
Charles M. Darling, IV (5)	13,639	*	0	0	*
Jerry W. Pinkerton (5)	3,439	*	0	0	*
William P. Stengel (5)	2,439	*	0	0	*
All directors and executive officers as group (9 persons) (5)	85,276	1.0	0	0	*

*	Less than 1%
(1)	Holly Corporation is the ultimate parent company of HEP Logistics Holdings, L.P., and may, therefore, be deemed to beneficially own the units held by HEP Logistics Holdings, L.P. Holly Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The percentage of total units beneficially owned includes a 2% general partner interest held by HEP Logistics Holdings, L.P.

(2)	Fiduciary Asset Management, LLC has filed with the SEC a Schedule 13G/A, dated August 16, 2005. Based on this Schedule 13G/A, Fiduciary Asset Management, LLC has sole voting power and sole dispositive power with respect to 951,510 units, and shared voting and dispositive power with respect to zero units. The address of Fiduciary Asset Management, LLC is 8112 Maryland Avenue, Suite 400 St. Louis, MO 63105.

(3)	Kayne Anderson Capital Advisors, L.P. has filed with the SEC a Schedule 13G, dated February 9, 2006. Based on this Schedule 13G, Kayne Anderson Capital Advisors, L.P. has sole voting power and sole dispositive power with respect to zero units, and shared voting power and shared dispositive power with respect to 690,300 units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(4)	Tortoise Capital Advisors LLC has filed with the SEC a Schedule 13G, dated February 6, 2006. Based on this Schedule 13G, Tortoise Capital Advisors LLC has sole voting power and sole dispositive power with respect to zero units, shared voting power with respect to 518,842 units and shared dispositive power with respect to 550,764 units. The address of Tortoise Capital Advisors LLC is 10801 Mastin Blvd., Suite 222, Overland Park, Kansas 66210.

(5)	The number of units beneficially owned includes restricted common units granted as follows: 2,439 units each to Mr. Darling, Mr. Pinkerton and Mr. Stengel, 2,721 units to Mr. Ridenour, a total of 10,038 units.
Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2005:

	Number of		Number of securities
	Securities to be		remaining available for
	issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	329,074

Total	—		329,074

For more information about our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11, “Executive and Director Compensation — Long-Term Incentive Plans”.
Item 13. Certain Relationships and Related Transactions
Our general partner and its affiliates own 7,000,000 of our subordinated units and 70,000 of our common units, which combined represent a 43% limited partner interest in us. In addition, the general partner owns a 2% general partner interest in us. Transactions with the general partner are discussed below.
On February 28, 2005, we completed the transactions with Alon described on page 8 of this report, by which we acquired certain pipelines and terminals from Alon for $120 million in cash and 937,500 of our Class B subordinated units and entered into our pipelines and terminals agreement with Alon. Following this transaction, Alon owns all of our Class B subordinated units, which comprise approximately 5.7% of our total outstanding equity ownership. During the period from February 28, 2005 through December 31, 2005, we received revenues of $17.6 million from Alon pursuant to the pipelines and terminals agreement and $5.6 million from Alon pursuant to capacity lease arrangements on our Orla to El Paso.
DISTRIBUTIONS AND PAYMENTS TO THE GENERAL PARTNER AND ITS AFFILIATES
The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of HEP These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions 98% to the unitholders, including our general partner and its affiliates as the holders of an aggregate of 7,000,000 of the subordinated units, 70,000 common units and 2% to the general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates	We pay Holly or its affiliates an administrative fee, currently $2.0 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase following the second and third anniversaries by the greater of 5% or the percentage increase in the consumer price index and may also increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HLS who provide services to us. Please read “Omnibus Agreement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
OMNIBUS AGREEMENT
On July 13, 2004, we entered into the Omnibus Agreement with Holly and our general partner that addressed the following matters:
•	our obligation to pay Holly an annual administrative fee, currently in the amount of $2.0 million, for the provision by Holly of certain general and administrative services;

•	Holly’s and its affiliates’ agreement not to compete with us under certain circumstances;

•	an indemnity by Holly for certain potential environmental liabilities;

•	our obligation to indemnify Holly for environmental liabilities related to our assets existing on the date of our initial public offering to the extent Holly is not required to indemnify us;

•	our three-year option to purchase the Intermediate Pipelines owned by Holly; and

•	Holly’s right of first refusal to purchase our assets that serve Holly’s refineries.
Payment of general and administrative services fee
Under the Omnibus Agreement we pay Holly an annual administrative fee, currently in the amount of $2.0 million, for the provision of various general and administrative services for our benefit. The contract provides that this amount may be increased on the second and third anniversaries following our initial public offering by the greater of 5% or the percentage increase in the consumer price index for the applicable year. Our general partner, with the approval and consent of its conflicts committee, also has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. After this three-year period, our general partner will determine the general and administrative expenses that will be allocated to us.
The $2.0 million fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. The fee does not include salaries of pipeline and terminal personnel or other employees of HLS or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits which are separately charged to us by Holly. We will also reimburse Holly and its affiliates for direct general and administrative expenses they incur on our behalf.
Noncompetition
Holly and its affiliates have agreed, for so long as Holly controls our general partner, not to engage in, whether by acquisition or otherwise, the business of operating crude oil pipelines or terminals, refined products pipelines or terminals, Intermediate Pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. This restriction will not apply to:
•	any business operated by Holly or any of its affiliates at the time of the closing of our initial public offering;

•	any business conducted by Holly with the approval of our conflicts committee;

•	any crude oil pipeline or gathering system acquired or constructed by Holly or any of its affiliates after the closing of our initial public offering that is physically interconnected to Holly’s refining facilities;

•	any business or asset that Holly or any of its affiliates acquires or constructs that has a fair market value or construction cost of less than $5.0 million; and

•	any business or asset that Holly or any of its affiliates acquires or constructs that has a fair market value or construction cost of $5.0 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so with the concurrence of our conflicts committee.
The limitations on the ability of Holly and its affiliates to compete with us will terminate upon a change of control of Holly.
Indemnification
Under the Omnibus Agreement, Holly indemnifies us for ten years from July 13, 2004 against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering. Holly’s maximum liability for this indemnification obligation will not exceed $15.0 million and Holly will not have any obligation under this indemnification until our losses exceed $200,000. Holly has agreed to provide $2.5 million of additional indemnification above that previously provided in the Omnibus Agreement for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Intermediate Pipelines transaction, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
We indemnified Holly and its affiliates against environmental liabilities related to our assets existing on the date of our initial public offering to the extent Holly has not indemnified us.
Right of first refusal to purchase our assets
The Omnibus Agreement also contains the terms under which Holly has a right of first refusal to purchase our assets that serve its refineries. Before we enter into any contract to sell pipeline and terminal assets serving Holly’s refineries, we must give written notice of the terms of such proposed sale to Holly. The notice must set forth the name of the third party purchaser, the assets to be sold, the purchase price, all details of the payment terms and all other terms and conditions of the offer. To the extent the third party offer consists of consideration other than cash (or in addition to cash), the purchase price shall be deemed equal to the amount of any such cash plus the fair market value of such non-cash consideration, determined as set forth in the Omnibus Agreement. Holly will then have the sole and exclusive option for a period of thirty days following receipt of the notice, to purchase the subject assets on the terms specified in the notice.
PIPELINES AND TERMINALS AGREEMENTS
At the time of our initial public offering, we entered into a pipelines and terminals agreement with Holly, and in July 2005, we entered into an Intermediate Pipelines agreement, both as described under “Business — Agreements with Holly Corporation” under Item 1 of this Form 10-K Annual Report.
Holly’s obligations under this agreement will not terminate if Holly and its affiliates no longer own the general partner. These agreements may be assigned by Holly only with the consent of our conflicts committee.
SUMMARY OF TRANSACTIONS WITH HOLLY CORPORATION
•	Pipeline and terminal revenues received from Holly were $44.2 million, $45.3 million and $13.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include the revenues received under the pipelines and terminals agreements as well as revenues received by the predecessor prior to formation in July 2004.

•	Holly charged general and administrative services under the Omnibus Agreement of $2.0 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $6.5 million and $2.2 million for the years ended December 31, 2005 and 2004.

•	During 2004, we reimbursed Holly $3.9 million for certain formation, debt issuance and other costs paid on our behalf. In 2005, Holly reimbursed $0.2 million to us for certain costs paid on their behalf.

•	In the years ended December 31, 2005 and 2004, we distributed $16.5 million and $3.2 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	In July 2005, we acquired the Intermediate Pipelines from Holly, which resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received. See Note 3 to our consolidated financial statements for further information on the Intermediate Pipelines transaction.

•	In the year ended December 31, 2004, we distributed $125.6 million to Holly concurrent with our initial public offering and we repaid $30.1 million to Holly for short-term borrowings that originated in 2003.
Item 14. Principal Accountant Fees and Services
The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the Partnership for the 2005 calendar year.
Fees paid to Ernst & Young LLP for 2005 and 2004 are as follows:

	2005	2004
Audit Fees (1)	$457,820	$327,500
Audit Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

Total	$457,820	$327,500

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and internal controls over financial reporting, review of our quarterly financial statements, and audits performed as part of our securities filings. Additionally, we reimbursed Holly $431,000 for the audit services performed in 2003 and 2004 for NPL in connection with the initial public offering of the Partnership’s common units in July 2004.

(2)	Tax services are among the administrative services that Holly provides to HEP under the Omnibus Agreement. Therefore, Holly paid $373,000 and $13,000 to Ernst & Young LLP for tax services provided to HEP in the years ended December 31, 2005 and 2004, respectively.
The audit committee of our general partner’s board of directors has adopted an audit committee charter, which is available on our website at www.hollyenergy.com. The charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories above were approved by the audit committee in advance.

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Documents filed as part of this report
     (1) Index to Consolidated Financial Statements

Page in
Form 10-K
Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets at December 31, 2005 and 2004	52

Consolidated Statements of Income for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	53

Consolidated Statements of Cash Flows for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	54

Consolidated Statements of Partner’s Equity for the year ended December 31, 2005, the period from July 13, 2004 through December 31, 2004, the period from January 1, 2004 through July 12, 2004, and the year ended December 31, 2003	55

Notes to Consolidated Financial Statements	56
     (2) Index to Consolidated Financial Statement Schedules
All schedules are omitted since the required information is not present in or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
     (3) Exhibits
2.1	Contribution Agreement, dated January 25, 2005, by and among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., T&R Assets, Inc., Fin-Tex Pipe Line Company, Alon USA Refining, Inc., Alon Pipeline Assets, LLC, Alon Pipeline Logistics, LLC, Alon USA, Inc., and Alon USA, L.P. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated January 25, 2005).

2.2	Purchase and Sale Agreement, dated July 6, 2005 by and among Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.P., Holly Energy Partners, L.P., Holly Energy Partners – Operating, L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated July 6, 2005).

3.1	First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.2	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

3.3	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., as amended, dated July 6, 2005 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

3.4	First Amended and Restated Agreement of Limited Partnership of HEP Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.5	Certificate of Amendment to the Certificate of Limited Partnership of HEP Operating Company, L.P., dated July 30, 2004, changing the name from HEP Operating Company, L.P. to Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 3.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.6	First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P. (incorporated by reference to Exhibit 3.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.7	First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 3.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.8	First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1	Indenture, dated February 28, 2005, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.2	Form of 6.25% Senior Note Due 2015 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.3	Form of Notation of Guarantee (included as Exhibit E to the Indenture filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.4	Registration Rights Agreement, dated February 28, 2005, among the Issuers and the Initial Purchasers (incorporated by reference to Exhibit 4.4 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.5	First Supplemental Indenture, dated March 10, 2005, among HEP Fin-Tex/Trust-River, L.P., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005, File No. 1-32225).

4.6	Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005, File No. 1-32225).

4.7	Registration Rights Agreement, dated June 28, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp. and the Initial Purchasers identified therein (incorporated by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated June 28, 2005, File No. 1-32225).

4.8	Registration Rights Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Fiduciary/Claymore MLP Opportunity Fund, Perry Partners, L.P., Structured Finance Americas, LLC, Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.1	Credit Agreement, dated as of July 7, 2004, among HEP Operating Company, L.P., as borrower, the financial institutions party to this agreement, as banks, Union Bank of California, N.A., as administrative agent and sole lead arranger, Bank of America, National Association, as syndication agent, and Guaranty Bank, as documentation agent (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.2	Consent and Agreement, entered into as of July 13, 2004 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.3	Consent, Waiver and Amendment No. 2, dated February 28, 2005, among OLP, the existing guarantors identified therein, Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated February 28, 2005).

10.4	Waiver and Amendment No. 3, dated June 17, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2005, File No. 1-32225).

10.5	Consent and Amendment No. 4, dated July 8, 2005, among Holly Energy Partners, L.P., Union Bank of California, N.A., as administrative agent, and certain other lending institutions identified therein (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.6	Pledge Agreement, dated as of July 13, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.7	Guaranty Agreement, dated as of July 13, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.8	Security Agreement, dated as of July 13, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.9	Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement, dated July 13, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.10	Form of Mortgage and Deed of Trust (Oklahoma) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.11	Form of Mortgage and Deed of Trust (Texas) (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.12	Mortgage and Deed of Trust, dated July 8, 2005, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.13	Omnibus Agreement, effective as of July 13, 2004, among Holly Corporation, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C. , HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and HEP Operating Company, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.14	Pipelines and Terminals Agreement, dated July 13, 2004, by and among Holly Corporation, Navajo Refining Company, L.P., Holly Refining and Marketing Company, Holly Energy Partners, L.P., HEP Operating Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C., and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.15	Pipelines and Terminals Agreement, dated February 28, 2005, among the Partnership and Alon USA, LP2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.16	Pipelines Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Holly Energy Partners – Operating, L.P., Holly Corporation, HEP Pipeline, L.L.C., Navajo Refining Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.17+	Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.18+	Holly Logistic Services, L.L.C. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.19+	Form of Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.20+	Form of Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.21+	Form of Restricted Unit Agreement (with Performance Vesting) (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.22+	Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.23+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.24+	First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005, File No. 1-32225).

10.25+	Form of Amendment to Performance Unit Agreement Under the Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report dated February 10, 2006, File No. 1-32225).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 21, 2006	/s/ Matthew P. Clifton

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