Form 10-Q
period 2006-03-31
HOLLY ENERGY PARTNERS LP
filed 2006-04-28
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                                          to                                         .
Commission File Number: 1-32225
HOLLY ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-0833098

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Crescent Court, Suite 1600
Dallas, Texas 75201-6915

(Address of principal executive offices)
(214) 871-3555

(Registrant’s telephone number, including area code)
None

(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at April 21, 2006 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in the Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 in “Risk Factors,” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2006	December 31,
	(Unaudited)	2005
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$17,267	$20,583
Accounts receivable:
Trade	3,360	3,076
Affiliates	3,559	3,645

	6,919	6,721

Prepaid and other current assets	1,498	1,401

Total current assets	25,684	28,705

Properties and equipment, net	160,417	162,298
Transportation agreements, net	59,882	60,903
Other assets	2,740	2,869

Total assets	$248,723	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$2,539	$3,020
Accrued interest	960	2,892
Deferred revenue	1,497	1,013
Other current liabilities	1,744	2,326

Total current liabilities	6,740	9,251

Commitments and contingencies	—	—
Long-term debt	179,401	180,737
Other long-term liabilities	2,307	974
Minority interest	11,398	11,753

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	183,140	184,650
Subordinated unitholder (7,000,000 units issued and outstanding)	(64,651)	(63,235)
Class B subordinated unitholder (937,500 units issued and outstanding)	24,198	24,388
General partner (2% interest)	(93,810)	(93,743)

Total partners’ equity	48,877	52,060

Total liabilities and partners’ equity	$248,723	$254,775

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per unit data)
Revenues:
Affiliates	$12,482	$9,430
Third parties	9,956	7,083

	22,438	16,513

Operating costs and expenses:
Operations	7,109	5,388
Depreciation and amortization	3,793	2,363
General and administrative	1,224	977

	12,126	8,728

Operating income	10,312	7,785

Other income (expense):
Interest income	243	88
Interest expense	(3,175)	(1,118)

	(2,932)	(1,030)

Income before minority interest	7,380	6,755

Minority interest in Rio Grande Pipeline Company	(245)	(429)

Net income	7,135	6,326

Less general partner interest in net income	327	126

Limited partners’ interest in net income	$6,808	$6,200

Net income per limited partner unit - Basic and diluted	$0.42	$0.43

Weighted average limited partners’ units outstanding	16,108	14,333

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$7,135	$6,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,793	2,363
Minority interest in Rio Grande Pipeline Company	245	429
Amortization of restricted and performance units	143	14
(Increase) decrease in current assets:
Accounts receivable – trade	(283)	(1,599)
Accounts receivable – affiliates	86	(538)
Prepaid and other current assets	(172)	(567)
Increase (decrease) in current liabilities:
Accounts payable	(481)	(76)
Accrued interest	(1,932)	706
Other current liabilities	(98)	(379)
Other, net	126	83

Net cash provided by operating activities	8,562	6,762

Cash flows from investing activities
Acquisition of pipeline and terminal assets	—	(121,280)
Additions to properties and equipment	(817)	(446)

Net cash used for investing activities	(817)	(121,726)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount	—	147,375
Net decrease in borrowings under revolving credit agreement	—	(25,000)
Distributions to partners	(10,461)	(7,143)
Cash contribution from general partner	—	612
Deferred debt issuance costs	—	(509)
Cash distributions to minority interest	(600)	(1,050)
Other	—	(9)

Net cash provided by (used for) financing activities	(11,061)	114,276

Cash and cash equivalents
Decrease for period	(3,316)	(688)
Beginning of period	20,583	19,104

End of period	$17,267	$18,416

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2005	$184,650	$(63,235)	$24,388	$(93,743)	$52,060

Distributions	(5,106)	(4,375)	(586)	(394)	(10,461)
Amortization of restricted and performance units	143	—	—	—	143
Net income	3,453	2,959	396	327	7,135

Balance March 31, 2006	$183,140	$(64,651)	$24,198	$(93,810)	$48,877

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 45% owned by Holly Corporation (“Holly”). HEP commenced operations July 13, 2004 upon the completion of its initial public offering. In this document, the words “we”, “our”, “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum pipelines and terminal facilities.
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). In July 2005, we acquired the two parallel intermediate feedstock pipelines, which connect the Lovington, New Mexico and Artesia, New Mexico refining facilities. The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. In conjunction with Holly’s operation of the Navajo Refinery, we operate refined product pipelines as part of the product distribution network of the Navajo Refinery. Our terminal operations serving the Navajo Refinery include a truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
Another of Holly’s wholly-owned subsidiaries owns a refinery located near Salt Lake City, Utah (the “Woods Cross Refinery”). Our operations serving the Woods Cross Refinery include a truck rack at the Woods Cross Refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho.
In February 2005, we acquired from Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport and terminal light refined products for Alon’s refinery in Big Spring, Texas.
Additionally, we own a refined product terminal in Mountain Home, Idaho, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases to northern Mexico.
The consolidated financial statements for the three months ended March 31, 2006 and 2005 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our 2005 Form 10-K for the year ended December 31, 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
Recent Accounting Pronouncement
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement became effective for fiscal years beginning after December 15, 2005. The adoption of this standard did not have an impact on our financial statements.
Note 2: Acquisitions
Alon Transaction
On February 28, 2005, we acquired from Alon four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport and terminal light refined products for Alon’s refinery in Big Spring, Texas.
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the Alon transaction with a portion of the proceeds of our private offering of $150 million principal amount of 6.25% senior notes due 2015 (see Note 5 for further information on the senior notes). In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”). Under this agreement, Alon agreed to transport on the pipelines and throughput through the terminals a volume of refined products that would result in minimum revenue levels each year that will change annually based on changes in the producer price index (“PPI”), but will not decrease below the initial $20.2 million annual amount. The total commitment for 2006, including the effect of the March 1, 2006 PPI adjustment, is $20.5 million. The agreed upon tariffs will increase or decrease each year at a rate equal to the percentage change in the PPI, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account an expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the Alon PTA may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the Alon PTA. Alon has a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, whereby Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
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
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly (the “Holly IPA”), which expires in 2020. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum funds to us of approximately $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment applies only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. As of March 31, 2006, $1.5 million of shortfalls had been billed to Holly under the Holly IPA and is available to be applied as credits to billings in 2006 and 2007 for shipments on the Intermediate Pipelines that exceed the minimum commitment. The Holly IPA may be extended by the mutual agreement of the parties.
We agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s expansion of their Navajo Refinery, of which we had spent $2.6 million as of March 31, 2006. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the Holly IPA. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the Holly IPA. Holly agreed to provide $2.5 million of additional indemnification above that previously provided for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction was among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. The $71.9 million excess of the purchase price over the historic book value is recorded as a reduction to partners’ equity for financial accounting purposes.
Note 3: Properties and Equipment

	March 31,	December 31,
	2006	2005
	(In thousands)
Pipelines and terminals	$184,664	$184,464
Land and right of way	22,163	22,163
Other	5,764	5,728
Construction in progress	3,517	2,792

	216,108	215,147
Less accumulated depreciation	55,691	52,849

	$160,417	$162,298

During the three months ended March 31, 2006 and 2005, we did not capitalize any interest related to major construction projects.
Note 4: Transportation Agreements
The costs of two transportation agreements are recorded on our consolidated balance sheets at March 31, 2006:
•	Costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc expiring in 2007. This asset is being amortized over the 10-year term of the agreement.

•	A portion of the total purchase price of the Alon assets was allocated to the transportation agreement asset based on the fair value appraisal provided by an independent firm. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.
The carrying amounts of the transportation agreements are as follows:

	March 31,	December 31,
	2006	2005
	(In thousands)
Rio Grande transportation agreement	$20,836	$20,836
Alon transportation agreement	59,933	59,933

	80,769	80,769
Less accumulated amortization	20,887	19,866

	$59,882	$60,903

Note 5: Debt
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of March 31, 2006 and December 31, 2005, we had no amounts outstanding under the Credit Agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2006, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Senior Notes Due 2015
We financed the $120 million cash portion of the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% senior notes due 2015 (“Senior Notes”). We used the balance to repay $30 million of then outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction.
We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35.0 million in principal amount of the Senior Notes.
On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms, which exchange was completed in October 2005.
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
The $185 million principal amount of Senior Notes is recorded at $179.4 million on our consolidated balance sheet at March 31, 2006. The difference of $5.6 million is due to $3.4 million of unamortized discount and $2.2 million relating to the fair value of the interest rate swap contract discussed below.

Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 5.71% on $60 million of the debt during the quarter ended March 31, 2006. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of our interest rate swap of $2.2 million and $0.8 million is included in “Other long-term liabilities” in our consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at March 31, 2006 and December 31, 2005.
Other Debt Information

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$2,810	$757
Credit Agreement	—	164
Amortization of discount and deferred issuance costs	242	120
Commitment fees	123	77

Net interest expense	$3,175	$1,118

Cash paid for interest	$6,740	$215

The carrying amounts of our debt recorded on our consolidated balance sheets approximate fair value, based on a determination by a third-party investment firm.
Note 6: Earnings per Unit
Basic income per limited partner unit is calculated as net income available to common unitholders divided by the weighted average number of limited partner units outstanding during the period. Diluted income per limited partner unit gives effect to all potentially dilutive common units during the period, including variable performance units, using the treasury stock method. The issuance of potentially dilutive performance units was excluded from the calculation of diluted income per limited partner unit, as the effect would have been anti-dilutive.
Note 7: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with a three-year omnibus agreement we entered into with Holly in July 2004 (the “Omnibus Agreement”).

These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.2 million for the three months ended March 31, 2006 and 2005.
We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On March 31, 2006, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2006, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 294,631 had not yet been granted.
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
A summary of restricted unit activity as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2006 (not vested)	20,926	40.98
Granted	12,661	39.45
Forfeited	—	—
Vesting and transfer of full ownership to recipients	—	—

Outstanding at March 31, 2006 (not vested)	33,587	$40.40	2.1 years	$1,434

There were no restricted units vested or transferred to recipients during the three months ended March 31, 2006 and 2005. As of March 31, 2006, there was $1.0 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable upon meeting the performance criteria over a service period, and generally vest over a period of three years. The amount payable under these grants is based upon our unit price and upon our total unitholder return during the requisite period as compared to the total unitholder return of a selected peer group of partnerships.

The initial performance unit grant was payable in cash. As of February 10, 2006, we amended the existing performance unit agreements to provide payment of these awards in HEP common units rather than payment in cash. The performance criteria were not amended. Until this conversion to equity payment, the fair value of each performance unit award was revalued quarterly based on our valuation model and the corresponding expense was amortized over the vesting periods. Upon conversion to equity payment, we established the fair value of each performance unit and are now amortizing that amount over the vesting period.
In addition to revising the existing performance unit agreements, we granted 12,501 performance units to certain officers in February 2006. These units will vest over a three-year performance period ending December 31, 2008, and are payable in HEP common units. The number of units actually earned will be based on the growth of distributions to limited partners over the performance period.
The fair value of the performance units is based on an expected cash flow approach at the grant date. The analysis utilizes the unit price, distribution yield, historical total returns as of the measurement date, expected total returns based on a capital asset pricing model methodology, standard deviation of historical returns, and comparison of expected total returns with the peer group. The expected total return and historical standard deviation is applied to a lognormal expected return distribution in a Monte Carlo simulation model to identify the expected range of potential returns and probabilities of expected returns. The range of inputs reflects changes in the remaining life of the performance units and changes in market conditions between measurement dates. The inputs affecting the range of expected total returns for HEP and the peer group are based on a capital asset pricing model utilizing information available at each measurement date.

Data Elements Used in Analysis
Closing price of HEP common units February 10, 2006	$39.55
Latest quarterly distribution per limited unit	$0.64
Risk-free rate	4.86%
The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

Standard
	Expected Return on	Deviation
Company	Equity	(Monthly)
HEP	14.0%	7.6%
Peer group	9.8% to 11.0%	3.8% to 4.9%
A summary of performance units activity as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	Payable	Payable
Performance Units	In Cash	In Units
Outstanding at January 1, 2006 (not vested)	1,515	—
Conversion to unit payment	(1,515)	1,515
Vesting and payment of cash benefit to recipients	—	—
Granted	—	12,501
Forfeited	—	—

Outstanding at March 31, 2006 (not vested)	—	14,016

There were no payments for performance units vesting during the three months ended March 31, 2006 and 2005. Based on the weighted average fair value at March 31, 2006 of $48.93, there was $0.7 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 8: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly and two unaffiliated customers. The major concentration of our petroleum products pipeline system’s revenues is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended
	March 31,
	2006	2005
Holly	56%	57%
BP plc	11%	18%
Alon	31%	21%
Note 9: Related Party Transactions
Holly
We have related party transactions with Holly for pipeline and terminal revenues, certain employee costs, insurance costs, and administrative costs under the 15-year pipelines and terminals agreement we entered with Holly in July 2004 (the “Holly PTA”), the Holly IPA and the Omnibus Agreement.
•	Pipeline and terminal revenues received from Holly were $12.5 million and $9.4 million for the three months ended March 31, 2006 and 2005, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.5 million in the three months ended March 31, 2006 and 2005.

•	We reimbursed Holly for costs of employees supporting our operations of $1.9 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.

•	Holly reimbursed $56,000 and $48,000 to us for certain costs paid on their behalf in the three months ended March 31, 2006 and 2005, respectively.

•	In the three months ended March 31, 2006 and 2005, we distributed $4.8 million and $3.6 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	Our net accounts receivable from Holly were $3.6 million at March 31, 2006 and December 31, 2005.

•	“Deferred revenue” includes $1.5 million and $1.0 million of shortfall commitments under the Holly IPA at March 31, 2006 and December 31, 2005, respectively.
BP plc
We have a 70% ownership interest in Rio Grande. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande – BP plc (“BP”) — is a related party to us.
•	BP is the sole customer of Rio Grande, and we recorded revenues from them of $2.4 million and $3.0 million in the three months ended March 31, 2006 and 2005, respectively.

•	Rio Grande paid distributions to BP of $0.6 million and $1.1 million in the three months ended March 31, 2006 and 2005, respectively.

•	Included in our accounts receivable – trade at March 31, 2006 and December 31, 2005 were $0.4 million and $0.5 million, respectively, which represented the receivable balance of Rio Grande from BP.

Alon
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	We recognized $6.9 million and $2.3 million of revenues for pipeline transportation terminalling services under the Alon PTA and under a pipeline capacity lease in the three months ended March 31, 2006 and the period from February 28 to March 31, 2005, respectively.

•	We paid $0.6 million to Alon for distributions on our Class B subordinated units in the three months ended March 31, 2006.

•	Our net accounts receivable from Alon were $3.0 million at March 31, 2006 and $2.4 million at December 31, 2005.
Note 10: Partners’ Equity and Cash Distributions
Issuances of units
Upon the closing of our initial public offering on July 13, 2004, Holly received 7,000,000 subordinated units, which constituted 49% ownership of us at that time, and a 2% general partner interest. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009.
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
Cash Distributions
In July 2005, our cash payment to Holly in excess of the basis of the assets received in the acquisition of the Intermediate Pipelines was recorded as a distribution to our general partner in the amount of $71.9 million. See Note 2 for further discussion of this transaction.
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

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per unit data)
General partner interest	$205	$143
General partner incentive distribution	189	—

Total general partner distribution	394	143
Limited partner distribution	10,067	7,000

Total regular quarterly cash distribution	$10,461	$7,143

Cash distribution per unit applicable to limited partners	$0.625	$0.50

On April 21, 2006, we announced a cash distribution for the first quarter of 2006 of $0.64 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid May 15, 2006 to all unitholders of record on May 5, 2006. The aggregate amount of the distribution will be $10.8 million, including $0.3 million paid to the general partner as an incentive distribution.
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
March 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$15,029	$2,236	$—	$17,267
Accounts receivable	—	6,489	430	—	6,919
Intercompany accounts receivable (payable)	(37,014)	37,198	(184)	—	—
Prepaid and other current assets	148	1,350	—	—	1,498

Total current assets	(36,864)	60,066	2,482	—	25,684

Properties and equipment, net	—	126,485	33,932	—	160,417
Investment in subsidiaries	267,206	26,595	—	(293,801)	—
Transportation agreements, net	—	57,769	2,113	—	59,882
Other assets	1,557	1,183	—	—	2,740

Total assets	$231,899	$272,098	$38,527	$(293,801)	$248,723

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,253	$286	$—	$2,539
Accrued interest	960	—	—	—	960
Deferred revenue	—	1,497	—	—	1,497
Other current liabilities	451	1,045	248	—	1,744

Total current liabilities	1,411	4,795	534	—	6,740

Long-term debt	179,401	—	—	—	179,401
Other long-term liabilities	2,210	97	—	—	2,307
Minority interest	—	—	—	11,398	11,398
Partners’ equity	48,877	267,206	37,993	(305,199)	48,877

Total liabilities and partners’ equity	$231,899	$272,098	$38,527	$(293,801)	$248,723

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$17,770	$2,811	$—	$20,583
Accounts receivable	—	6,206	515	—	6,721
Intercompany accounts receivable (payable)	(21,182)	21,458	(276)	—	—
Prepaid and other current assets	232	1,169	—	—	1,401

Total current assets	(20,948)	46,603	3,050	—	28,705

Properties and equipment, net	—	128,077	34,221	—	162,298
Investment in subsidiaries	256,416	27,423	—	(283,839)	—
Transportation agreements, net	—	58,269	2,634	—	60,903
Other assets	1,594	1,275	—	—	2,869

Total assets	$237,062	$261,647	$39,905	$(283,839)	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,666	$354	$—	$3,020
Accrued interest	2,892	—	—	—	2,892
Deferred revenue	—	1,013	—	—	1,013
Other current liabilities	594	1,357	375	—	2,326

Total current liabilities	3,486	5,036	729	—	9,251

Long-term debt	180,737	—	—	—	180,737
Other long-term liabilities	779	195	—	—	974
Minority interest	—	—	—	11,753	11,753
Partners’ equity	52,060	256,416	39,176	(295,592)	52,060

Total liabilities and partners’ equity	$237,062	$261,647	$39,905	$(283,839)	$254,775

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$12,482	$—	$—	$12,482
Third parties	—	7,881	2,369	(294)	9,956

	—	20,363	2,369	(294)	22,438

Operating costs and expenses:
Operations	—	6,670	733	(294)	7,109
Depreciation and amortization	—	2,949	844	—	3,793
General and administrative	712	511	1	—	1,224

	712	10,130	1,578	(294)	12,126

Operating income (loss)	(712)	10,233	791	—	10,312

Equity in earnings of subsidiaries	10,789	572	—	(11,361)	—
Interest income (expense)	(2,942)	(16)	26	—	(2,932)
Minority interest	—	—	—	(245)	(245)

Net income	$7,135	$10,789	$817	$(11,606)	$7,135

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$9,430	$—	$—	$9,430
Third parties	—	4,101	2,982	—	7,083

	—	13,531	2,982	—	16,513

Operating costs and expenses:
Operations	—	4,696	692	—	5,388
Depreciation and amortization	—	1,516	847	—	2,363
General and administrative	455	509	13	—	977

	455	6,721	1,552	—	8,728

Operating income (loss)	(455)	6,810	1,430	—	7,785

Equity in earnings of subsidiaries	7,568	1,001	—	(8,569)	—
Interest income (expense)	(787)	(243)	—	—	(1,030)
Minority interest	—	—	—	(429)	(429)

Net income	$6,326	$7,568	$1,430	$(8,998)	$6,326

Condensed Consolidating Statement of Cash Flows
		Guarantor	Non-
Three months ended March 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$10,461	$(1,959)	$1,460	$(1,400)	$8,562

Cash flows from investing activities – additions to properties and equipment	—	(782)	(35)	—	(817)

Cash flows from financing activities
Contributions from (distributions to) partners	(10,461)	—	(2,000)	2,000	(10,461)
Cash distribution to minority interest	—	—	—	(600)	(600)

	(10,461)	—	(2,000)	1,400	(11,061)

Cash and cash equivalents
Increase (decrease) for the year	—	(2,741)	(575)	—	(3,316)
Beginning of year	2	17,770	2,811	—	20,583

End of year	$2	$15,029	$2,236	$—	$17,267

Condensed Consolidating Statement of Cash Flows
		Guarantor	Non-
Three months ended March 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(20,446)	$27,179	$2,479	$(2,450)	$6,762

Cash flows from investing activities
Acquisitions of pipeline and terminal assets	(120,000)	(1,280)	—	—	(121,280)
Additions to properties and equipment	—	(446)	—	—	(446)
Investments in subsidiaries, net	(1)	—	—	1	—

	(120,001)	(1,726)	—	1	(121,726)

Cash flows from financing activities
Proceeds from issuance of Senior Notes, net of discounts	147,375	—	—	—	147,375
Contributions from (distributions to) partners	(6,531)	1	(3,500)	3,499	(6,531)
Borrowings (paydowns) of debt, net	—	(25,000)	—	—	(25,000)
Cash distribution to minority interest	—	—	—	(1,050)	(1,050)
Other financing activities, net	(397)	(121)	—	—	(518)

	140,447	(25,120)	(3,500)	2,449	114,276

Cash and cash equivalents
Increase (decrease) for the year	—	333	(1,021)	—	(688)
Beginning of year	2	15,143	3,959	—	19,104

End of year	$2	$15,476	$2,938	$—	$18,416

Note 12: Subsequent Events
Effective April 1, 2006, the refined product pipeline tariffs charged to Holly under the Holly PTA have been revised and publicly filed with the appropriate agencies. If these new tariffs had been in effect for the first quarter of 2006, our revenues from Holly would have been $0.3 million higher.

HOLLY ENERGY PARTNERS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership formed by Holly Corporation (“Holly”) and was initially formed to acquire, own and operate substantially all of the refined product pipeline and terminalling assets that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah and Arizona and a 70% interest in Rio Grande. HEP commenced operations July 13, 2004 upon the completion of its initial public offering and is currently 45% owned by Holly.
In 2005, we completed two significant acquisitions. On February 28, 2005, we acquired from Alon USA, Inc. and several of its wholly-owned subsidiaries (collectively, “Alon”) four refined products pipelines, an associated tank farm and two refined products terminals located primarily in Texas that serve Alon’s Big Spring, Texas refinery. On July 8, 2005, we acquired Holly’s two 65-mile parallel intermediate feedstock pipelines (the “Intermediate Pipelines”) which connect its Lovington, New Mexico and Artesia, New Mexico refining facilities. Additional information on these transactions can be found under “Liquidity and Capital Resources” below.
We currently operate a system of petroleum product pipelines in Texas, New Mexico and Oklahoma, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington. We generate revenues by charging tariffs for transporting petroleum products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
Our revenues for the three months ended March 31, 2006 were $22.4 million and our net income for the three months ended March 31, 2006 was $7.1 million. Our revenues and net income for the three months ended March 31, 2005 were $16.5 million and $6.3 million, respectively. Our total operating costs and expenses for the three months ended March 31, 2006 were $12.1 million, as compared to $8.7 million for the three months ended March 31, 2005.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under a 15-year pipelines and terminals agreement with Holly (“Holly PTA”) expiring 2019 and the 15-year Holly Intermediate Pipeline Agreement expiring 2020 (“Holly IPA”). The majority of our business is devoted to providing transportation and terminalling services to Holly. Under the Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. Following the July 1, 2005 producer price index adjustment, the volume commitments by Holly under the Holly PTA will produce at least $36.7 million of revenue annually. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of approximately $11.8 million annually. If Holly fails to meet its minimum revenue commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under an omnibus agreement we entered with Holly in July 2004 (the “Omnibus Agreement”), we have agreed to pay Holly an annual administrative fee, initially in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We will also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$7,323	$7,068
Affiliates – intermediate pipelines	2,473	—
Third parties	8,777	6,272

	18,573	13,340

Terminals & truck loading racks:
Affiliates	2,686	2,362
Third parties	1,179	811

	3,865	3,173

Total revenues	22,438	16,513

Operating costs and expenses
Operations	7,109	5,388
Depreciation and amortization	3,793	2,363
General and administrative	1,224	977

	12,126	8,728

Operating income	10,312	7,785

Interest income	243	88
Interest expense, including amortization	(3,175)	(1,118)
Minority interest in Rio Grande	(245)	(429)

Net income	7,135	6,326

Less general partner interest in net income, including incentive distributions (1)	327	126

Limited partners’ interest in net income	$6,808	$6,200

Net income per limited partner unit — basic and diluted (1)	$0.42	$0.43

Weighted average limited partners’ units outstanding	16,108	14,333

EBITDA (2)	$13,860	$9,719

Distributable cash flow (3)	$11,214	$8,635

	Three Months Ended
	March 31,
	2006	2005
Volumes (bpd) (4)
Pipelines:
Affiliates – refined product pipelines	66,570	68,018
Affiliates – intermediate pipelines	61,052	—
Third parties	77,338	37,640

	204,960	105,658
Terminals & truck loading racks:
Affiliates	119,168	116,661
Third parties	47,056	27,800

	166,224	144,461

Total for pipelines and terminal assets (bpd)	371,184	250,119

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.2 million were declared during the quarter ended March 31, 2006. No incentive distributions were declared during the quarter ended March 31, 2005. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.
Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$7,135	$6,326

Add interest expense	2,933	1,005
Add amortization of discount and deferred debt issuance costs	242	113
Subtract interest income	(243)	(88)
Add depreciation and amortization	3,793	2,363

EBITDA	$13,860	$9,719

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net income	$7,135	$6,326

Add depreciation and amortization	3,793	2,363
Add amortization of discount and deferred debt issuance costs	242	113
Add increase in deferred revenue	484	—
Subtract maintenance capital expenditures*	(440)	(167)

Distributable cash flow	$11,214	$8,635

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	The amounts reported represent volumes from the initial assets contributed to HEP at inception in July 2004 and additional volumes from the assets acquired from Alon starting in March 2005 and the intermediate pipelines acquired from Holly starting in July 2005. The amounts reported in the 2005 periods include volumes on the acquired assets from their respective acquisition dates averaged over the full reported periods.
Balance Sheet Data

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$17,267	$20,583
Working capital	$18,944	$19,454
Total assets	$248,723	$254,775
Long-term debt	$179,401	$180,737
Partners’ equity	$48,877	$52,060
Results of Operations – Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Summary
Net income was $7.1 million for the three months ended March 31, 2006, an increase of $0.8 million from $6.3 million for the three months ended March 31, 2005. The increase in overall earnings was principally due to the income generated from the intermediate pipelines acquired from Holly on July 8, 2005 and from the pipeline and terminal assets acquired from Alon on February 28, 2005, from which we realized benefits for only one month in the 2005 first quarter, offset by increased interest expense principally related to the senior notes issued in connection with the Alon and intermediate pipelines transactions. Also impacting earnings for the current year’s first quarter were additional revenues from our original pipelines and terminals, offset by reduced revenues from the Rio Grande Pipeline.
Revenues
Even though our volumes were lower than expected in the first quarter of 2006 due to a power outage at Holly’s Navajo Refinery in February, revenues were $5.9 million greater in the first quarter of 2006 than in the first quarter of 2005. This increase is principally due to an increase of $3.4 million of revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition and $2.5 million of revenues from the intermediate pipeline assets acquired from Holly on July 8, 2005. We also recognized additional revenues from our existing pipelines and terminals of $0.6 million and reduced revenues from the Rio Grande Pipeline of $0.6 million.
Revenues from refined product pipelines increased by $2.8 million from $13.3 million for the three months ended March 31, 2005 to $16.1 million for the three months ended March 31, 2006. Shipments on our refined product pipelines averaged 143.9 thousand barrels per day (“mbpd”) for the three months ended March 31, 2006 as compared to 105.7 mbpd for the three months ended March 31, 2005, principally due to the incremental volumes from the pipelines acquired from Alon. In the first quarter of 2005, BP Plc (“BP”) completed its obligation to pay the border crossing fee under BP’s Rio Grande Pipeline contract. For the three months ended March 31, 2005, the border crossing fee was $0.9 million.
Revenues from the intermediate product pipelines purchased from Holly in July 2005 contributed $2.5 million to revenue in the three months ended March 31, 2006. Shipments on the intermediate product pipelines averaged 61.1 mbpd for the three months ended March 31, 2006.
Revenues from terminal and truck loading rack service fees increased by $0.7 million from $3.2 million for the three months ended March 31, 2005 to $3.9 million for the three months ended March 31, 2006. Refined products terminalled in our facilities for the comparable quarters rose to 166.2 mbpd in the 2006 first quarter from 144.5 mbpd in the 2005 first quarter, due to the incremental volumes from the terminals acquired from Alon and small volume gains at our existing terminals.
Operating Costs
Operations expense increased $1.7 million from the first quarter of 2005 to the first quarter of 2006. This increase in expense was principally due to $1.1 million of increased direct operating costs relating to the assets acquired from Alon and direct operating costs of $0.4 million for the intermediate pipelines that were acquired in July 2005. Additionally impacting operating expenses were other period-over-period increases in operating costs, partially offset by reduced operating costs on the Rio Grande pipeline.
Depreciation and Amortization
Depreciation and amortization was $1.4 million higher in the quarter ended March 31, 2006 than in the quarter ended March 31, 2005, due principally to the increase in depreciation and amortization on the assets acquired from Alon.
General and Administrative
General and administrative costs increased $0.2 million from the first quarter of 2005 to the first quarter of 2006 due mainly to business development costs.
Interest Expense
Interest expense for the three months ended March 31, 2006 totaled $3.2 million, an increase of $2.1 million from $1.1 million for the three months ended March 31, 2005. The increase is due to the debt issued in connection with the Alon and intermediate pipelines acquisitions. In the three months ended March 31, 2006, interest expense consisted of: $2.8 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the three months ended March 31, 2005, interest expense consisted of: $0.9 million of interest on our then outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.1 million of amortization of the discount on the senior notes and deferred debt issuance costs.

Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income in the first quarter of 2006 by $0.2 million as compared to $0.4 million in the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of March 31, 2006, we had no amounts outstanding under the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes.
We financed the $120 million cash portion of the consideration for the Alon transaction through our private offering on February 28, 2005 of $150 million of 6.25% senior notes due 2015 (“Senior Notes”). We used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35 million in principal amount of the Senior Notes.
On July 28, 2005, we filed a registration statement to allow the holders of the Senior Notes to exchange the Senior Notes for exchange notes registered with the SEC with substantially identical terms, which exchange was completed in October 2005. Additionally under this shelf process, we may offer from time to time up to $800 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February 2006, we paid a regular cash distribution for the fourth quarter of 2005 of $0.625 on all units, an aggregate amount of $10.5 million. Included in this distribution was $0.2 million paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
Cash and cash equivalents decreased by $3.3 million during the quarter ended March 31, 2006. The cash flows used for financing activities of $11.1 million, in addition to cash flows used for investing activities of $0.8 million, exceeded cash flows generated from operating activities of $8.6 million. Working capital decreased during the quarter by $0.5 million to $18.9 million at March 31, 2006.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $1.8 million from $6.8 million for the quarter ended March 31, 2005 to $8.6 million for the quarter ended March 31, 2006. Net income for the quarter ended March 31, 2006 was $7.1 million, an increase of $0.8 million from net income of $6.3 million for the quarter ended March 31, 2005. The non-cash items of depreciation and amortization, minority interest, and equity-based compensation totaled $4.2 million for the 2006 first quarter, an increase of $1.4 million from $2.8 million in the first quarter of 2005. Total working capital items decreased $2.9 million in the 2006 first quarter, as compared to a decrease in the 2005 first quarter of $2.5 million.

Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $120.9 million from $121.7 million for the first quarter of 2005 to $0.8 million for first quarter of 2006. On February 28, 2005, we closed on the Alon transaction which required $120 million in cash plus transaction costs of $2.0 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. Additions to properties and equipment for the quarter ended March 31, 2006 was $0.8 million, an increase of $0.4 million from $0.4 million for the quarter ended March 31, 2005.
Cash Flows — Financing Activities
Cash flows used for financing activities amounted to $11.1 million for the three months ended March 31, 2006. This compared to cash flows provided by financing activities of $114.3 million in the three months ended March 31, 2005. In February 2005, we received proceeds of $147.4 million from the issuance of Senior Notes in connection with the Alon asset acquisition. Additionally, we used proceeds from the original Senior Note offering to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. See “Senior Notes Due 2015” below for additional information. In the first quarter of 2006, we paid cash distributions on all units and the general partner interest in the aggregate amount of $10.5 million, an increase of $3.2 million from $7.2 million in distributions paid in the first quarter of 2005. Distributions to the minority interest owner in Rio Grande were $0.6 million for the quarter ended March 31, 2006, a decrease of $0.5 million from $1.1 million for the quarter ended March 31, 2005. Other cash flows from financing activities during the quarter ended March 31, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $0.5 million.
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
Each year our board of directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2006 is $8.8 million, which does not include amounts for possible acquisition transactions.
We anticipate that the currently planned capital expenditures will be funded with existing cash balances and cash generated by operations. However, we may fund future expansion capital requirements or acquisitions through long-term debt and/or equity capital offerings.

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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related Senior Notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the senior note offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly Intermediate Pipelines transaction as well as to amend certain of the restrictive covenants. As of March 31, 2006, we had no amounts outstanding under the Credit Agreement.
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
The $185.0 million principal amount of Senior Notes is recorded at $179.4 million on our accompanying consolidated balance sheet at March 31, 2006. The difference is due to the $3.4 million unamortized discount and $2.2 million relating to the fair value of the interest rate swap contract discussed below.
Alon Transaction
The total consideration paid for the Alon pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of the $150 million Senior Notes. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into the 15-year Alon PTA. Under the 15-year Alon PTA, Alon agreed to transport on the pipelines and throughput through the terminals a volume of refined products that would result in minimum revenue levels each year that will change annually based on changes in the Producer’s Price Index (the “PPI”), but will not decrease below the initial $20.2 million annual amount. The total commitment for 2006, after the March 1, 2006 PPI adjustment, is $20.5 million.
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

In connection with this transaction, we entered into a 15-year pipelines agreement with Holly. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of $11.8 million per calendar year.
As this transaction is among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. This resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received and a $71.9 million reduction of our net partners’ equity.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the quarters ended March 31, 2006 and 2005.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 4.6% annually over the past 3 calendar years.
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
Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a few of our properties where operations may have resulted in releases of hydrocarbons and other wastes, none of which we believe will have a significant effect on our operations as they would be covered under an environmental indemnification agreement.

An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $0.6 million over the next three years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. The estimated cost for our share of the environmental remediation at the Albuquerque terminal is approximately $0.2 million, to be incurred over the next five years. A remediation project is also under way in New Mexico for a leak on our refined product pipeline from Artesia, New Mexico to Orla, Texas. At March 31, 2006, we estimate the remaining cost on this project to be $0.2 million, half of which will be incurred within the next year. Holly has agreed, subject to a $15 million limit, to indemnify us for environmental liabilities related to the assets transferred to us to the extent such liabilities exist or arise from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the three remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release in Jones County, Texas on one of the pipelines recently acquired from Alon. This event is not subject to indemnification from Alon. As of March 31, 2006, we estimate that the total remaining remediation cost for this incident is $71,000, which is expected to be incurred within the next year.
We may experience future releases into the environment from our pipelines and terminals, or discover historical releases that were previously unidentified or not assessed. Although we maintain an extensive inspection and audit program designed, as applicable, to prevent, detect and address these releases promptly, damages and liabilities incurred due to any future environmental releases from our assets nevertheless have the potential to substantially affect our business.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2006.
Recent Accounting Pronouncement
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement became effective for fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.

RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at March 31, 2006 was 5.9775%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $2.2 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at March 31, 2006. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at March 31, 2006.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At March 31, 2006, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of March 31, 2006 would result in a change of approximately $5.5 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At March 31, 2006, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 6. Exhibits

10.1*	Pipeline Lease Agreement, dated March 11, 1996, between Mid-America Pipeline Company and Navajo Pipeline Company

10.2*	Amendment to Pipeline Lease Agreement, dated October 11, 2005, between Mid-America Pipeline Company, LLC and Navajo Pipeline Co., L.P.

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: April 28, 2006	/s/ P. Dean Ridenour P. Dean Ridenour
Vice President and Chief Accounting Officer and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)