Form 10-Q
period 2006-06-30
HOLLY ENERGY PARTNERS LP
filed 2006-07-28
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at July 21, 2006 was 8,170,000.

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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 in “Risk Factors,” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2006	December 31,
	(Unaudited)	2005
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$16,414	$20,583
Accounts receivable:
Trade	3,835	3,076
Affiliates	3,312	3,645

	7,147	6,721

Prepaid and other current assets	1,154	1,401

Total current assets	24,715	28,705

Properties and equipment, net	160,538	162,298
Transportation agreements, net	58,862	60,903
Other assets	2,659	2,869

Total assets	$246,774	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$3,418	$3,020
Accrued interest	2,924	2,892
Deferred revenue	4,929	1,013
Other current liabilities	2,125	2,326

Total current liabilities	13,396	9,251

Commitments and contingencies	—	—
Long-term debt	178,435	180,737
Other long-term liabilities	3,271	974
Minority interest	10,826	11,753

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	179,024	184,650
Subordinated unitholder (7,000,000 units issued and outstanding)	(67,966)	(63,235)
Class B subordinated unitholder (937,500 units issued and outstanding)	23,754	24,388
General partner (2% interest)	(93,966)	(93,743)

Total partners’ equity	40,846	52,060

Total liabilities and partners’ equity	$246,774	$254,775

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
Revenues:
Affiliates	$10,584	$9,941	$23,066	$19,371
Third parties	7,943	9,580	17,899	16,663

	18,527	19,521	40,965	36,034

Operating costs and expenses:
Operations	7,429	6,448	14,538	11,836
Depreciation and amortization	3,781	3,849	7,574	6,212
General and administrative	1,289	990	2,513	1,967

	12,499	11,287	24,625	20,015

Operating income	6,028	8,234	16,340	16,019

Other income (expense):
Interest income	245	145	488	233
Interest expense	(3,247)	(2,365)	(6,422)	(3,483)

	(3,002)	(2,220)	(5,934)	(3,250)

Income before minority interest	3,026	6,014	10,406	12,769

Minority interest in Rio Grande Pipeline Company	(28)	27	(273)	(402)

Net income	2,998	6,041	10,133	12,367

Less general partner interest in net income	319	121	646	247

Limited partners’ interest in net income	$2,679	$5,920	$9,487	$12,120

Net income per limited partner unit — Basic and diluted	$0.17	$0.40	$0.59	$0.83

Weighted average limited partners’ units outstanding	16,108	14,938	16,108	14,637

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$10,133	$12,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,574	6,212
Minority interest in Rio Grande Pipeline Company	273	402
Amortization of restricted and performance units	409	33
(Increase) decrease in current assets:
Accounts receivable – trade	(759)	(3,587)
Accounts receivable – affiliates	333	(140)
Prepaid and other current assets	172	(388)
Increase (decrease) in current liabilities:
Accounts payable	398	1,050
Accrued interest	32	2,955
Deferred revenue	3,916	—
Other current liabilities	(200)	125
Other, net	205	223

Net cash provided by operating activities	22,486	19,252

Cash flows from investing activities
Acquisition of pipeline and terminal assets	—	(121,853)
Additions to properties and equipment	(3,699)	(710)
Other	—	(211)

Net cash used for investing activities	(3,699)	(122,774)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount	—	181,238
Net decrease in borrowings under revolving credit agreement	—	(25,000)
Distributions to partners	(21,244)	(15,526)
Purchase of units for restricted grants	(512)	—
Cash contribution from general partner	—	612
Deferred debt issuance costs	—	(967)
Cash distributions to minority interest	(1,200)	(1,620)
Other	—	(9)

Net cash provided by (used for) financing activities	(22,956)	138,728

Cash and cash equivalents
Increase/(decrease) for period	(4,169)	35,206
Beginning of period	20,583	19,104

End of period	$16,414	$54,310

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2005	$184,650	$(63,235)	$24,388	$(93,743)	$52,060

Distributions	(10,335)	(8,854)	(1,186)	(869)	(21,244)
Purchase of units for restricted grants	(512)	—	—	—	(512)
Amortization of restricted and performance units	409	—	—	—	409
Net income	4,812	4,123	552	646	10,133

Balance June 30, 2006	$179,024	$(67,966)	$23,754	$(93,966)	$40,846

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
The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2005. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

Note 2: Acquisitions
Alon Transaction
On February 28, 2005, we acquired from Alon four refined products pipelines, an associated tank farm and two refined products terminals. These pipelines and terminals are located primarily in Texas and transport and terminal light refined products for Alon’s refinery in Big Spring, Texas.
The total consideration paid for these pipeline and terminal assets was $120 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units on February 28, 2010. We financed the Alon transaction with a portion of the proceeds of our private offering of $150 million principal amount of 6.25% senior notes due 2015 (see Note 5 for further information on the senior notes). In connection with the Alon transaction, we entered into a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”). Under this agreement, Alon agreed to transport on the pipelines and throughput through the terminals a volume of refined products that would result in minimum revenue levels each year that will change annually based on changes in the producer price index (“PPI”), but will not decrease below the initial $20.2 million annual amount. The total commitment for 2006, including the effect of the March 1, 2006 PPI adjustment, is $20.5 million. The agreed upon tariffs will increase or decrease each year at a rate equal to the percentage change in the PPI, but not below the initial tariffs. Alon’s minimum volume commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account an expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the Alon PTA may be reduced or suspended under certain circumstances. We granted Alon a second mortgage on the pipelines and terminals acquired from Alon to secure certain of Alon’s rights under the Alon PTA. Alon has a right of first refusal to purchase the pipelines and terminals if we decide to sell them in the future. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, whereby Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
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
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly (the “Holly IPA”), which expires in 2020. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum funds to us of $11.8 million per calendar year. The minimum commitment and the full base tariff will be adjusted each year at a rate equal to the percentage change in the PPI, but the minimum commitment will not decrease as a result of a decrease in the PPI. Holly’s minimum revenue commitment applies only to the Intermediate Pipelines, and Holly will not be able to spread its minimum revenue commitment among pipeline assets HEP already owns or subsequently acquires. If Holly fails to meet its minimum revenue commitment in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met. As of June 30, 2006, $2.6 million of shortfalls had been billed to Holly under the Holly IPA and is available to be applied as credits to billings in 2006 and 2007 for shipments on the Intermediate Pipelines that exceed the minimum commitment. The Holly IPA may be extended by the mutual agreement of the parties.
We agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s expansion of their Navajo Refinery, of which we had spent $2.8 million as of June 30, 2006. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the Holly IPA. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the Holly IPA. Holly agreed to provide $2.5 million of additional indemnification above that previously provided for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction was among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. The $71.9 million excess of the purchase price over the historic book value is recorded as a reduction to partners’ equity for financial accounting purposes.
Note 3: Properties and Equipment

	June 30,	December 31,
	2006	2005
	(In thousands)
Pipelines and terminals	$186,458	$184,464
Land and right of way	22,512	22,163
Other	6,294	5,728
Construction in progress	3,870	2,792

	219,134	215,147
Less accumulated depreciation	58,596	52,849

	$160,538	$162,298

During the three and six months ended June 30, 2006 and 2005, we did not capitalize any interest related to major construction projects.
Note 4: Transportation Agreements
The costs of two transportation agreements are recorded on our consolidated balance sheets at June 30, 2006:
•	Costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc expiring in 2007. This asset is being amortized over the 10-year term of the agreement.

•	A portion of the total purchase price of the Alon assets was allocated to the transportation agreement asset based on the fair value appraisal provided by an independent firm. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.

The carrying amounts of the transportation agreements are as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Rio Grande transportation agreement	$20,836	$20,836
Alon transportation agreement	59,933	59,933

	80,769	80,769
Less accumulated amortization	21,907	19,866

	$58,862	$60,903

Note 5: Debt
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of June 30, 2006 and December 31, 2005, we had no amounts outstanding under the Credit Agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2006, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The $185 million principal amount of Senior Notes is recorded at $178.4 million on our consolidated balance sheet at June 30, 2006. The difference of $6.6 million is due to $3.3 million of unamortized discount and $3.3 million relating to the fair value of the interest rate swap contract discussed below.
Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 5.94% on $60 million of the debt during the six months ended June 30, 2006. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of our interest rate swap of $3.3 million and $0.8 million is included in “Other long-term liabilities” in our consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at June 30, 2006 and December 31, 2005.

Other Debt Information

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$5,690	$2,825
Credit Agreement	—	164
Amortization of discount and deferred issuance costs	484	308
Commitment fees	248	186

Net interest expense	$6,422	$3,483

Cash paid for interest	$7,781	$937

We estimate that the fair value of our Senior Notes was $169.3 million at June 30, 2006, based on a determination by a third-party investment firm.
Note 6: Commitments and Contingencies
In June 2006, we exercised the first of two 10-year renewal options on our lease agreement for the refined products pipeline between White Lakes Junction and Kutz Station in New Mexico. This extension will become effective July 2007, immediately upon expiration of the original lease term. The minimum annual commitments under this new operating lease extension are as follows (excluding the second 10-year lease extension, which is likely to be exercised):

Year Ending
December 31,	$000’s
2007	$3,041
2008	6,082
2009	6,082
2010	6,082
Thereafter	39,529

Total	$60,816

Note 7: Earnings per Unit
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
Note 8: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with a three-year omnibus agreement we entered into with Holly in July 2004 (the “Omnibus Agreement”).
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.3 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On June 30, 2006, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At June 30, 2006, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 294,631 had not yet been granted.
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
A summary of restricted unit activity as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2006 (not vested)	20,926	$40.98
Granted	12,661	$39.45
Forfeited	(200)	$39.45
Vesting and transfer of full ownership to recipients	—	—

Outstanding at June 30, 2006 (not vested)	33,387	$40.40	1.8 years	$1,347

There were no restricted units vested or transferred to recipients during the six months ended June 30, 2006. As of June 30, 2006, there was $0.8 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period 1.8 years.
In June 2006, we paid $0.5 million for the purchase of 12,461 of our common units in the open market for the recipients of the February 2006 restricted units grant.
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
The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

Standard
	Expected Return on	Deviation
Company	Equity	(Monthly)
HEP	14.0%	7.6%
Peer group	9.8% to 11.0%	3.8% to 4.9%
A summary of performance units activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Payable	Payable
Performance Units	In Cash	In Units
Outstanding at January 1, 2006 (not vested)	1,515	—
Conversion to unit payment	(1,515)	1,515
Vesting and payment of units to recipients	—	—
Granted	—	12,501
Forfeited	—	—

Outstanding at June 30, 2006 (not vested)	—	14,016

There were no payments for performance units vesting during the six months ended June 30, 2006. Based on the weighted average fair value at June 30, 2006 of $48.93, there was $0.5 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 9: Significant Customers
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Holly	57%	51%	56%	54%
BP plc	9%	8%	10%	13%
Alon	30%	37%	30%	29%
Note 10: Related Party Transactions
Holly
We have related party transactions with Holly for pipeline and terminal revenues, certain employee costs, insurance costs, and administrative costs under the 15-year pipelines and terminals agreement expiring in 2019 that we entered with Holly in July 2004 (the “Holly PTA”), the Holly IPA and the Omnibus Agreement.
•	Pipeline and terminal revenues received from Holly were $10.6 million and $9.9 million for the three months ended June 30, 2006 and 2005, respectively, and $23.1 million and $19.4 million for the six months ended June 30, 2006 and 2005, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.5 million in the three months ended June 30, 2006 and 2005, and $1.0 million for the six months ended June 30, 2006 and 2005.

•	We reimbursed Holly for costs of employees supporting our operations of $1.8 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.

•	Holly reimbursed $40,000 and $66,000 to us for certain costs paid on their behalf in the three months ended June 30, 2006 and 2005, respectively. They reimbursed $96,000 and $114,000 in the six months ended June 30, 2006 and 2005, respectively.

•	In the three months ended June 30, 2006 and 2005, we distributed $5.0 million and $4.0 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest. We distributed $9.8 million and $7.7 million to Holly in the six months ended June 30, 2006 and 2005, respectively.

•	Our net accounts receivable from Holly were $3.3 million and $3.6 million at June 30, 2006 and December 31, 2005, respectively.

•	“Deferred revenue” includes $3.5 million and $1.0 million of minimum revenue commitments under the Holly IPA and Holly PTA at June 30, 2006 and December 31, 2005, respectively.
BP plc
We have a 70% ownership interest in Rio Grande. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande – BP plc (“BP”) — is a related party to us.

•	BP is the sole customer of Rio Grande, and we recorded revenues from them of $1.6 million for the three months ended June 30, 2006 and 2005, and $4.0 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively.

•	Rio Grande paid distributions to BP of $0.6 million for the three months ended June 30, 2006 and 2005, and $1.2 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

•	Included in our accounts receivable – trade at June 30, 2006 and December 31, 2005 were $0.2 million and $0.5 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	We recognized $5.6 million and $7.1 million of revenues for pipeline transportation and terminalling services under the Alon PTA and under a pipeline capacity lease in the three months ended June 30, 2006 and 2005, respectively. We recognized $12.4 million and $9.4 million in the six months ended June 30, 2006 and the period from February 28 to June 30, 2005, respectively.

•	We paid $0.6 million and $0.5 million to Alon for distributions on our Class B subordinated units in the three months ended June 30, 2006 and 2005, respectively. We paid $1.2 million and $0.5 million in the six months ended June 30, 2006 and the period from February 28 to June 30, 2005, respectively.

•	Our net accounts receivable from Alon were $3.4 million at June 30, 2006 and $2.4 million at December 31, 2005.

•	“Deferred revenue” includes $1.4 million of minimum revenue commitments under the Alon PTA at June 30, 2006.
Note 11: Partners’ Equity and Cash Distributions
Issuances of units
Upon the closing of our initial public offering on July 13, 2004, Holly received 7,000,000 subordinated units, which constituted 49% ownership of us at that time, and a 2% general partner interest. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in the partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009.

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
In connection with the Intermediate Pipelines transaction, we issued 70,000 common units to Holly. We also received a portion of the Intermediate Pipelines assets with $1.0 million book value as a capital contribution from HEP Logistics Holdings, L.P. in order to maintain its 2% general partner interest.
As a result of these transactions, Holly’s total ownership interest was reduced from 51% at the time of our initial public offering to 45% in July 2005 following the Intermediate Pipelines transaction.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
General partner interest	$210	$168	$416	$310
General partner incentive distribution	264	—	453	—

Total general partner distribution	474	168	869	310
Limited partner distribution	10,309	8,215	20,375	15,216

Total regular quarterly cash distribution	$10,783	$8,383	$21,244	$15,526

Cash distribution per unit applicable to limited partners	$0.64	$0.55	$1.265	$1.05

On July 21, 2006, we announced a cash distribution for the second quarter of 2006 of $0.655 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid August 9, 2006 to all unitholders of record on August 1, 2006. The aggregate amount of the distribution will be $11.1 million, including $0.3 million paid to the general partner as an incentive distribution.
Note 12: Supplemental Guarantor/Non-Guarantor Financial Information
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$14,897	$1,515	$—	$16,414
Accounts receivable	—	6,901	246	—	7,147
Intercompany accounts receivable (payable)	(49,418)	49,827	(409)	—	—
Prepaid and other current assets	26	1,128	—	—	1,154

Total current assets	(49,390)	72,753	1,352	—	24,715

Properties and equipment, net	—	126,810	33,728	—	160,538
Investment in subsidiaries	273,993	25,260	—	(299,253)	—
Transportation agreements, net	—	57,270	1,592	—	58,862
Other assets	1,520	1,139	—	—	2,659

Total assets	$226,123	$283,232	$36,672	$(299,253)	$246,774

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,143	$275	$—	$3,418
Accrued interest	2,924	—	—	—	2,924
Deferred revenue	—	4,929	—	—	4,929
Other current liabilities	647	1,167	311	—	2,125

Total current liabilities	3,571	9,239	586	—	13,396

Long-term debt	178,435	—	—	—	178,435
Other long-term liabilities	3,271	—	—	—	3,271
Minority interest	—	—	—	10,826	10,826
Partners’ equity	40,846	273,993	36,086	(310,079)	40,846

Total liabilities and partners’ equity	$226,123	$283,232	$36,672	$(299,253)	$246,774

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$17,770	$2,811	$—	$20,583
Accounts receivable	—	6,206	515	—	6,721
Intercompany accounts receivable (payable)	(21,182)	21,458	(276)	—	—
Prepaid and other current assets	232	1,169	—	—	1,401

Total current assets	(20,948)	46,603	3,050	—	28,705

Properties and equipment, net	—	128,077	34,221	—	162,298
Investment in subsidiaries	256,416	27,423	—	(283,839)	—
Transportation agreements, net	—	58,269	2,634	—	60,903
Other assets	1,594	1,275	—	—	2,869

Total assets	$237,062	$261,647	$39,905	$(283,839)	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,666	$354	$—	$3,020
Accrued interest	2,892	—	—	—	2,892
Deferred revenue	—	1,013	—	—	1,013
Other current liabilities	594	1,357	375	—	2,326

Total current liabilities	3,486	5,036	729	—	9,251

Long-term debt	180,737	—	—	—	180,737
Other long-term liabilities	779	195	—	—	974
Minority interest	—	—	—	11,753	11,753
Partners’ equity	52,060	256,416	39,176	(295,592)	52,060

Total liabilities and partners’ equity	$237,062	$261,647	$39,905	$(283,839)	$254,775

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$10,584	$—	$—	$10,584
Third parties	—	6,607	1,637	(301)	7,943

	—	17,191	1,637	(301)	18,527

Operating costs and expenses:
Operations	—	7,006	724	(301)	7,429
Depreciation and amortization	—	2,934	847	—	3,781
General and administrative	777	510	2	—	1,289

	777	10,450	1,573	(301)	12,499

Operating income (loss)	(777)	6,741	64	—	6,028

Equity in earnings of subsidiaries	6,788	65	—	(6,853)	—
Interest income (expense)	(3,013)	(18)	29	—	(3,002)
Minority interest	—	—	—	(28)	(28)

Net income	$2,998	$6,788	$93	$(6,881)	$2,998

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended June 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$9,941	$—	$—	$9,941
Third parties	—	8,213	1,646	(279)	9,580

	—	18,154	1,646	(279)	19,521

Operating costs and expenses:
Operations	—	5,819	908	(279)	6,448
Depreciation and amortization	—	3,007	842	—	3,849
General and administrative	465	523	2	—	990

	465	9,349	1,752	(279)	11,287

Operating income (loss)	(465)	8,805	(106)	—	8,234

Equity in earnings of subsidiaries	8,665	(61)	—	(8,604)	—
Interest income (expense)	(2,159)	(79)	18	—	(2,220)
Minority interest	—	—	—	27	27

Net income	$6,041	$8,665	$(88)	$(8,577)	$6,041

Condensed Consolidating Statement of Income

		Guarantor	Non-
Six months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$23,066	$—	$—	$23,066
Third parties	—	14,488	4,006	(595)	17,899

	—	37,554	4,006	(595)	40,965

Operating costs and expenses:
Operations	—	13,676	1,457	(595)	14,538
Depreciation and amortization	—	5,883	1,691	—	7,574
General and administrative	1,489	1,021	3	—	2,513

	1,489	20,580	3,151	(595)	24,625

Operating income (loss)	(1,489)	16,974	855	—	16,340

Equity in earnings of subsidiaries	17,577	637	—	(18,214)	—
Interest income (expense)	(5,955)	(34)	55	—	(5,934)
Minority interest	—	—	—	(273)	(273)

Net income	$10,133	$17,577	$910	$(18,487)	$10,133

Condensed Consolidating Statement of Income

		Guarantor	Non-
Six months ended June 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$19,371	$—	$—	$19,371
Third parties	—	12,314	4,628	(279)	16,663

	—	31,685	4,628	(279)	36,034

Operating costs and expenses:
Operations	—	10,515	1,600	(279)	11,836
Depreciation and amortization	—	4,523	1,689	—	6,212
General and administrative	920	1,032	15	—	1,967

	920	16,070	3,304	(279)	20,015

Operating income (loss)	(920)	15,615	1,324	—	16,019

Equity in earnings of subsidiaries	16,233	940	—	(17,173)	—
Interest income (expense)	(2,946)	(322)	18	—	(3,250)
Minority interest	—	—	—	(402)	(402)

Net income	$12,367	$16,233	$1,342	$(17,575)	$12,367

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Six months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$21,756	$670	$2,860	$(2,800)	$22,486

Cash flows from investing activities – Additions to properties and equipment	—	(3,543)	(156)	—	(3,699)

Cash flows from financing activities
Contributions from (distributions to) partners	(21,244)	—	(4,000)	4,000	(21,244)
Cash distributions to minority interest	—	—	—	(1,200)	(1,200)
Other financing activities, net	(512)	—	—	—	(512)

	(21,756)	—	(4,000)	2,800	(22,956)

Cash and cash equivalents
Increase (decrease) for the year	—	(2,873)	(1,296)	—	(4,169)
Beginning of year	2	17,770	2,811	—	20,583

End of year	$2	$14,897	$1,515	$—	$16,414

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Six months ended June 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(45,611)	$65,245	$3,398	$(3,780)	$19,252

Cash flows from investing activities
Acquisitions of pipeline and terminal assets	(120,000)	(1,853)	—	—	(121,853)
Additions to properties and equipment	—	(710)	—	—	(710)
Investments in subsidiaries, net	(1)	—	—	1	—
Other	—	(211)	—	—	(211)

	(120,001)	(2,774)	—	1	(122,774)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discounts	181,238	—	—	—	181,238
Contributions from (distributions to) partners	(14,914)	1	(5,400)	5,399	(14,914)
Borrowings (paydowns) of debt, net	—	(25,000)	—	—	(25,000)
Cash distributions to minority interest	—	—	—	(1,620)	(1,620)
Other financing activities, net	(712)	(264)	—	—	(976)

	165,612	(25,263)	(5,400)	3,779	138,728

Cash and cash equivalents
Increase (decrease) for the year	—	37,208	(2,002)	—	35,206
Beginning of year	2	15,143	3,959	—	19,104

End of year	$2	$52,351	$1,957	$—	$54,310

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
Our revenues for the six months ended June 30, 2006 were $41.0 million and our net income for the six months ended June 30, 2006 was $10.1 million. Our revenues and net income for the six months ended June 30, 2005 were $36.0 million and $12.4 million, respectively. Our total operating costs and expenses for the six months ended June 30, 2006 were $24.6 million, as compared to $20.0 million for the six months ended June 30, 2005.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under the 15-year pipelines and terminals agreement with Holly (“Holly PTA”) expiring 2019 and the 15-year Holly Intermediate Pipeline Agreement expiring 2020 (“Holly IPA”). The majority of our business is devoted to providing transportation and terminalling services to Holly. Under the Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. Following the July 1, 2006 producer price index adjustment, the volume commitments by Holly under the Holly PTA will produce at least $37.6 million of revenue in 2006; and the volume commitments under the Holly IPA will produce at least $12.1 million of revenue in 2006. If Holly fails to meet its minimum revenue commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
In 2006, the Holly PTA was amended to reflect certain rate changes, most significantly a re-negotiation of the tariffs on our refined product pipelines that serve Holly’s Navajo refinery. These new tariffs went into effect as of April 1, 2006, but had little impact on our revenues due to reduced volumes shipped from the refinery during the second quarter 2006.

Under an omnibus agreement expiring in 2019 that we entered into with Holly in July 2004 (the “Omnibus Agreement”), we have agreed to pay Holly an annual administrative fee, currently in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$6,374	$7,121	$13,697	$14,189
Affiliates — intermediate pipelines	1,841	—	4,314	—
Third parties	6,821	8,226	15,598	14,498

	15,036	15,347	33,609	28,687

Terminals & truck loading racks:
Affiliates	2,369	2,820	5,055	5,182
Third parties	1,122	1,354	2,301	2,165

	3,491	4,174	7,356	7,347

Total revenues	18,527	19,521	40,965	36,034

Operating costs and expenses
Operations	7,429	6,448	14,538	11,836
Depreciation and amortization	3,781	3,849	7,574	6,212
General and administrative	1,289	990	2,513	1,967

	12,499	11,287	24,625	20,015

Operating income	6,028	8,234	16,340	16,019

Interest income	245	145	488	233
Interest expense, including amortization	(3,247)	(2,365)	(6,422)	(3,483)
Minority interest in Rio Grande	(28)	27	(273)	(402)

Net income	2,998	6,041	10,133	12,367

Less general partner interest in net income, including incentive distributions (1)	319	121	646	247

Limited partners’ interest in net income	$2,679	$5,920	$9,487	$12,120

Net income per limited partner unit — basic and diluted (1)	$0.17	$0.40	$0.59	$0.83

Weighted average limited partners’ units outstanding	16,108	14,938	16,108	14,637

EBITDA (2)	$9,781	$12,110	$23,641	$21,829

Distributable cash flow (3)	$10,293	$10,055	$21,507	$18,690

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Volumes (bpd) (4)

Pipelines:
Affiliates — refined product pipelines	55,793	64,969	61,151	66,485
Affiliates — intermediate pipelines	44,955	—	52,959	—
Third parties	52,134	75,478	64,666	56,664

	152,882	140,447	178,776	123,149

Terminals & truck loading racks:
Affiliates	107,302	128,827	113,202	122,778
Third parties	41,266	50,380	44,145	39,152

	148,568	179,207	157,347	161,930

Total for pipelines and terminal assets (bpd)	301,450	319,654	336,123	285,079

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.3 million and $0.5 million were declared during the three and six months ended June 30, 2006, respectively. No incentive distributions were declared during the six months ended June 30, 2005. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$2,998	$6,041	$10,133	$12,367

Add interest expense	3,005	2,170	5,938	3,175
Add amortization of discount and deferred debt issuance costs	242	195	484	308
Subtract interest income	(245)	(145)	(488)	(233)
Add depreciation and amortization	3,781	3,849	7,574	6,212

EBITDA	$9,781	$12,110	$23,641	$21,829

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

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$2,998	$6,041	$10,133	$12,367

Add depreciation and amortization	3,781	3,849	7,574	6,212
Add amortization of discount and deferred debt issuance costs	242	195	484	308
Add increase in deferred revenue	3,432	—	3,916	—
Subtract maintenance capital expenditures*	(160)	(30)	(600)	(197)

Distributable cash flow	$10,293	$10,055	$21,507	$18,690

	*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	The amounts reported represent volumes from the initial assets contributed to HEP at inception in July 2004 and additional volumes from the assets acquired from Alon starting in March 2005 and the Intermediate Pipelines acquired from Holly starting in July 2005. The amounts reported in the 2005 periods include volumes on the acquired assets from their respective acquisition dates averaged over the full reported periods.
Balance Sheet Data

	June 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$16,414	$20,583
Working capital	$11,319	$19,454
Total assets	$246,774	$254,775
Long-term debt	$178,435	$180,737
Partners’ equity	$40,846	$52,060

Results of Operations — Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Summary
Net income was $3.0 million for the three months ended June 30, 2006, a decrease of $3.0 million from $6.0 million for the three months ended June 30, 2005. The decrease in overall earnings was principally due to the reduction in volumes transported by affiliates and third parties on our product pipeline systems, combined with higher interest expense principally related to the senior notes issued in connection with the Intermediate Pipelines acquired from Holly on July 8, 2005, partially offset by the income generated from the Intermediate Pipelines acquired.
Revenues
Revenues were $1.0 million less in the second quarter of 2006 than in the second quarter of 2005. This decrease is principally due to a reduction in volumes shipped on our refined product pipelines and terminalled in our facilities, partially offset by an increase of revenues from the Intermediate Pipelines assets acquired from Holly on July 8, 2005.
All of the refineries utilizing our refined product distribution network, including Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring refinery, were required to produce ultra low sulfur diesel fuel (“ULSD”) by June 2006. To meet this requirement, significant downtime at the refineries was required during the quarter ended June 30, 2006, so that ULSD-associated projects could be brought on line. Additionally, Holly completed an expansion of the Navajo refinery, which required additional unit downtime. The tie-in of these new projects coming on line, combined with other refinery maintenance, much of which was timed in conjunction with the capital projects, resulted in reduced refinery production, which was the principal factor contributing to our significant volume decreases during the quarter.
A substantial majority of our gross revenues are derived from long-term contracts that contain minimum revenue commitments or fixed lease payments designed to protect us during downtimes at refineries we serve with our distribution system. Under these contracts, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue amounts. The shippers then have the right to recapture these amounts if future revenues exceed certain levels. During the second quarter of 2006, we benefited from approximately $3.4 million of minimum revenue commitments which are not included in net income calculations but are accounted for as deferred revenues. Such amounts will be reflected as revenue when the shippers utilize the services or the contractual period to shippers for such guaranteed payments expires.
Revenues from refined product pipelines decreased by $2.1 million from $15.3 million for the quarter ended June 30, 2005 to $13.2 million for the quarter ended June 30, 2006. Shipments on our refined product pipelines averaged 107.9 thousand barrels per day (“mbpd”) for the three months ended June 30, 2006 as compared to 140.4 mbpd for the three months ended June 30, 2005. The decrease in refined products shipped on our pipelines was due to the reduction in refinery production volumes as discussed above.
Revenues from the Intermediate Pipelines purchased from Holly in July 2005 contributed $1.8 million to revenue in the three months ended June 30, 2006. Shipments on the intermediate product pipelines averaged 45.0 mbpd for the three months ended June 30, 2006. Shipments on the Intermediate Pipelines were also substantially reduced during the three months ended June 30, 2006 primarily due to the capital projects at the Navajo refinery.
Revenues from terminal and truck loading rack service fees decreased by $0.7 million from $4.2 million for the quarter ended June 30, 2005 to $3.5 million for the quarter ended June 30, 2006. Refined products terminalled in our facilities decreased to 148.6 mbpd in the 2006 second quarter from 179.2 mbpd in the 2005 second quarter, due to the reduction in refinery production volumes.

Operations Expense
Operations expense increased $1.0 million from the second quarter of 2005 to the second quarter of 2006. This increase is principally due to pipeline maintenance performed during the 2006 second quarter. Additionally impacting operations expenses was an increase of $0.3 million of direct operating costs relating to the Intermediate Pipelines acquired in July 2005.
Depreciation and Amortization
Depreciation and amortization for the second quarter of 2006 was not significantly different than the amount reported in the quarter ended June 30, 2005.
General and Administrative
General and administrative costs increased $0.3 million from the second quarter of 2005 to the second quarter of 2006 due mainly to business development costs and equity-based compensation expense.
Interest Expense
Interest expense for the three months ended June 30, 2006 totaled $3.2 million, an increase of $0.8 million from $2.4 million for the three months ended June 30, 2005. The increase is principally due to the debt issued in connection with the Intermediate Pipelines acquisition. In the three months ended June 30, 2006, interest expense consisted of: $2.9 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the three months ended June 30, 2005, interest expense consisted of: $2.1 million of interest on our then outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own did not significantly affect income in the second quarter of 2006 or in the second quarter of 2005.
Results of Operations — Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Summary
Net income was $10.1 million for the six months ended June 30, 2006, a decrease of $2.3 million from $12.4 million for the six months ended June 30, 2005. The decrease in overall earnings was principally due to increased interest expense related to the senior notes issued in connection with the Alon and Intermediate Pipelines transactions, combined with reduced revenues from our original pipelines and terminals and from the Rio Grande Pipeline, partially offset by the income generated from the Intermediate Pipelines acquired from Holly on July 8, 2005 and from the pipeline and terminal assets acquired from Alon on February 28, 2005, from which we realized benefits for only four months in the first six months of 2005.
Revenues
Revenues were $5.0 million higher in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was principally due to an increase in the revenues from the pipeline and terminal assets acquired from Alon following the February 28, 2005 acquisition, for which we only realized revenues for four months of the first six months of 2005, and revenues from the Intermediate Pipelines assets acquired from Holly on July 8, 2005. Partially offsetting the increased revenues from the Alon and Intermediate Pipelines transactions, as discussed above, refinery production was reduced in the second quarter of 2006 at the refineries that utilize our pipelines and terminals systems, which resulted in a significant decrease in our volumes for such period.
Revenues from refined product pipelines increased by $0.6 million from $28.7 million for the six months ended June 30, 2005 to $29.3 million for the six months ended June 30, 2006. Shipments on our refined product pipelines averaged 125.8 mbpd for the six months ended June 30, 2006 as compared to 123.1 mbpd for the six months ended June 30, 2005. The small increase in volumes was due to having a full six months of volumes from the pipelines acquired from Alon, which we realized revenues for only four months of the first six months of 2005, partially offset by the reduction in refinery production volumes in the 2006 second quarter. Additionally impacting revenue in the first six months of 2005, BP Plc (“BP”) completed its obligation to pay the border crossing fee under BP’s Rio Grande Pipeline contract. For the six months ended June 30, 2005, the border crossing fee was $0.9 million.
Revenues from the Intermediate Pipelines purchased from Holly in July 2005 contributed $4.3 million to revenue in the six months ended June 30, 2006. Shipments on the Intermediate Pipelines averaged 53.0 mbpd for the six months ended June 30, 2006.
Revenues from terminal and truck loading rack service fees slightly increased from $7.3 million for the six months ended June 30, 2005 to $7.4 million for the six months ended June 30, 2006. Refined products terminalled in our facilities for the comparable periods decreased to 157.3 mbpd in the first six months of 2006 from 161.9 mbpd in the first six months of 2005, however such volume decrease was offset by increases in terminalling rates charged. The decrease in volumes was due to the reduction in refinery production volumes in the 2006 second quarter, partially offset by having a full six months of volumes from the terminals acquired from Alon, for which we realized revenues in only four months of the first six months of 2005.
Operations Expense
Operations expense increased $2.7 million from the first six months of 2005 to the first six months of 2006. This increase in expense was principally due to $1.8 million of increased direct operating costs relating to the assets acquired from Alon and direct operating costs of $0.6 million for the Intermediate Pipelines that were acquired in July 2005. Additionally impacting operations expense were other period-over-period increases in pipeline maintenance performed during the 2006 second quarter.
Depreciation and Amortization
Depreciation and amortization was $1.4 million higher in the six months ended June 30, 2006 than in the six months ended June 30, 2005, due principally to the depreciation and amortization on the assets acquired from Alon.
General and Administrative
General and administrative costs increased $0.5 million from the first six months of 2005 to the first six months of 2006 due mainly to business development costs and equity-based compensation expense.
Interest Expense
Interest expense for the six months ended June 30, 2006 totaled $6.4 million, an increase of $2.9 million from $3.5 million for the six months ended June 30, 2005. The increase is due to the debt issued in connection with the Alon and Intermediate Pipelines acquisitions. In the six months ended June 30, 2006, interest expense consisted of: $5.7 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the credit facility; and $0.5 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the six months ended June 30, 2005, interest expense consisted of: $3.0 million of interest on our then outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs.

Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income in the first six months of 2006 by $0.3 million as compared to $0.4 million in the first six months of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of June 30, 2006, we had no amounts outstanding under the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes.
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
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February and May 2006, we paid regular cash distributions of $0.625 and $0.64, respectively, on all units, an aggregate amount of $21.2 million. Included in these distributions was an aggregate of $0.5 million paid to the general partner as incentive distributions, as the distributions per unit exceeded $0.55.
Cash and cash equivalents decreased by $4.2 million during the six months ended June 30, 2006. The cash flows used for financing activities of $23.0 million, in addition to cash flows used for investing activities of $3.7 million, exceeded cash flows generated from operating activities of $22.5 million. Working capital decreased during the quarter by $8.1 million to $11.3 million at June 30, 2006.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $3.2 million from $19.3 million for the six months ended June 30, 2005 to $22.5 million for the six months ended June 30, 2006. This increase is mainly due to $11.8 million additional cash collections from customers on the Alon assets and Intermediate Pipelines purchased in 2005. This increase of cash collections is partially offset by increased operations expense of $2.4 million on these new assets and increased cash payments for interest of $6.8 million, principally on the debt issued for these acquisitions. The remaining increase in cash flows from operating activities is due to lower pre-payments in 2006 and to miscellaneous year-over-year changes in collections and payments.

Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $119.1 million from $122.8 million for the first six months of 2005 to $3.7 million for first six months of 2006. On February 28, 2005, we closed on the Alon transaction which required $120.0 million in cash plus transaction costs of $2.0 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. Additions to properties and equipment for the six months ended June 30, 2006 was $3.7 million, an increase of $3.0 million from $0.7 million for the six months ended June 30, 2005.
Cash Flows — Financing Activities
Cash flows used for financing activities amounted to $23.0 million for the six months ended June 30, 2006. This compared to cash flows provided by financing activities of $138.7 million in the six months ended June 30, 2005. In February 2005, we received proceeds of $147.4 million from the issuance of Senior Notes in connection with the Alon asset acquisition. Additionally, we used proceeds from the original Senior Notes offering to repay $30.0 million of outstanding indebtedness under our Credit Agreement, including $5.0 million drawn shortly before the closing of the Alon transaction. In June 2005, in anticipation of the July Intermediate Pipelines transaction, we received additional proceeds from Senior Notes issued of $33.8 million. See “Senior Notes Due 2015” below for additional information. In the first six months of 2006, we paid cash distributions on all units and the general partner interest in the aggregate amount of $21.2 million, an increase of $5.7 million from $15.5 million in distributions paid in the first six months of 2005. Distributions to the minority interest owner in Rio Grande were $1.2 million for the six months ended June 30, 2006, a decrease of $0.4 million from $1.6 million for the six months ended June 30, 2005. Other cash flows from financing activities during the six months ended June 30, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $1.0 million.
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
Each year our general partner’s board of directors approves capital projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2006 is $8.8 million, which does not include amounts for possible acquisition transactions.
We anticipate that the currently budgeted capital expenditures will be funded with existing cash balances and cash generated by operations. However, we may fund future expansion capital requirements or acquisitions through long-term debt and/or equity capital offerings.

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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related Senior Notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the Senior Notes offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly Intermediate Pipelines transaction as well as to amend certain of the restrictive covenants. As of June 30, 2006, we had no amounts outstanding under the Credit Agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2006, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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

Senior Notes Due 2015
We financed the $120 million cash portion of the consideration for the Alon transaction through our private offering on February 28, 2005 of $150 million principal amount of 6.25% Senior Notes due 2015. We used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. We financed a portion of the cash consideration for the Intermediate Pipelines transaction with the private offering in June 2005 of an additional $35 million in principal amount of the Senior Notes.
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
The $185.0 million principal amount of Senior Notes is recorded at $178.4 million on our accompanying consolidated balance sheet at June 30, 2006. The difference is due to the $3.3 million unamortized discount and $3.3 million relating to the fair value of the interest rate swap contract discussed below.
Alon Transaction
The total consideration paid for the Alon pipeline and terminal assets was $120.0 million in cash and 937,500 of our Class B subordinated units which, subject to certain conditions, will convert into an equal number of common units in five years. We financed the cash portion of the Alon transaction through our private offering of the $150 million Senior Notes. We used the proceeds of the offering to fund the $120 million cash portion of the consideration for the Alon transaction, and used the balance to repay $30 million of outstanding indebtedness under our Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. In connection with the Alon transaction, we entered into the 15-year Alon PTA. Under the 15-year Alon PTA, Alon agreed to transport on the pipelines and throughput through the terminals a volume of refined products that would result in minimum revenue levels each year that will change annually based on changes in the Producer’s Price Index (the “PPI”), but will not decrease below the initial $20.2 million annual amount. The total commitment for 2006, after the March 1, 2006 PPI adjustment, is $20.5 million.
The consideration for the Alon pipeline and terminal assets was allocated to the individual assets acquired based on their estimated fair values as determined by an independent appraisal. The aggregate consideration amounted to $146.7 million, which consisted of $24.7 million fair value of our Class B subordinated units, $120.0 million in cash and $2.0 million of transaction costs. In accounting for this acquisition, we recorded pipeline and terminal assets of $86.7 million and an intangible asset of $60.0 million, representing the value of the 15-year pipelines and terminals agreement for transportation.
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
In connection with this transaction, we entered into a 15-year pipelines agreement with Holly. Under this agreement, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that, at the agreed tariff rates, will result in minimum revenues to us of $11.8 million in the initial contract year. The total commitment for 2006, after the July 1, 2006 PPI adjustment, is $12.1 million.
As this transaction is among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. This resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received and a $71.9 million reduction of our net partners’ equity.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2006 and 2005.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 2.5% annually over the past 5 calendar years.
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
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $1.3 million over the next five years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. The estimated cost for our share of the environmental remediation at the Albuquerque terminal is approximately $0.2 million, to be incurred over the next five years. A remediation project is also under way in New Mexico for a leak on our refined product pipeline from Artesia, New Mexico to Orla, Texas. At June 30, 2006, we estimate the remaining cost on this project to be $0.2 million, half of which will be incurred within the next year. Holly has agreed, subject to a $15 million limit, to indemnify us for environmental liabilities related to the assets transferred to us to the extent such liabilities exist or arise from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the three remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release in Jones County, Texas on one of the pipelines recently acquired from Alon. This event is not subject to indemnification from Alon. As of June 30, 2006, we estimate that the total remaining remediation cost for this incident to be insignificant.
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
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at June 30, 2006 was 6.39%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $3.3 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at June 30, 2006. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at June 30, 2006.

The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2006, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of June 30, 2006 would result in a change of approximately $5.5 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At June 30, 2006, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 2. Unregistered sales of securities and use of proceeds
(c) Common unit repurchases made in the quarter
On February 16, 2006, we granted restricted units to selected officers and other employees. In June 2006, we funded the purchase of 12,461 common units in the open market for these recipients. These units will vest no later than January 1, 2009.

Maximum Number
			Total Number of	of Units that May
			Units Purchased	Yet Be Purchased
	Total Number of		as Part of Publicly	Under a Publicly
	Units	Average Price	Announced Plan	Announced Plan
Period	Purchased	Paid Per Unit	or Program	or Program
April 2006	—	$—	—	—
May 2006	—	$—	—	—
June 2006	12,461	$41.05	—	—

Total for April to June 2006	12,461		—

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: July 28, 2006	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer
and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial
Officer
(Principal Financial Officer)