Form 10-Q
period 2006-09-30
HOLLY ENERGY PARTNERS LP
filed 2006-11-03
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐           No ☑
The number of the registrant’s outstanding common units at October 20, 2006 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in the Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate any future acquired operations;

•	The availability and cost of our financing;

•	The possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	September 30,
	2006	December 31,
	(Unaudited)	2005
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$12,408	$20,583
Accounts receivable:
Trade	4,659	3,076
Affiliates	2,286	3,645

	6,945	6,721

Prepaid and other current assets	1,644	1,401

Total current assets	20,997	28,705

Properties and equipment, net	160,894	162,298
Transportation agreements, net	57,842	60,903
Other assets	2,768	2,869

Total assets	$242,501	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$3,951	$3,020
Accrued interest	970	2,892
Deferred revenue	4,695	1,013
Accrued property taxes	1,273	1,013
Other current liabilities	1,567	1,313

Total current liabilities	12,456	9,251

Commitments and contingencies	—	—
Long-term debt	180,466	180,737
Other long-term liabilities	1,335	974
Minority interest	10,638	11,753

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	177,472	184,650
Subordinated unitholder (7,000,000 units issued and outstanding)	(69,396)	(63,235)
Class B subordinated unitholder (937,500 units issued and outstanding)	23,563	24,388
General partner (2% interest)	(94,033)	(93,743)

Total partners’ equity	37,606	52,060

Total liabilities and partners’ equity	$242,501	$254,775

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
Revenues:
Affiliates	$14,272	$12,507	$37,338	$31,878
Third parties	8,627	9,010	26,526	25,673

	22,899	21,517	63,864	57,551

Operating costs and expenses:
Operations	7,082	6,333	21,620	18,169
Depreciation and amortization	3,839	3,924	11,413	10,136
General and administrative	1,177	1,075	3,690	3,042

	12,098	11,332	36,723	31,347

Operating income	10,801	10,185	27,141	26,204

Other income (expense):
Interest income	214	201	702	434
Interest expense	(3,302)	(3,038)	(9,724)	(6,521)

	(3,088)	(2,837)	(9,022)	(6,087)

Income before minority interest	7,713	7,348	18,119	20,117

Minority interest in Rio Grande Pipeline Company	38	(56)	(235)	(458)

Net income	7,751	7,292	17,884	19,659

Less general partner interest in net income	488	208	1,134	455

Limited partners’ interest in net income	$7,263	$7,084	$16,750	$19,204

Net income per limited partner unit - Basic and diluted	$0.45	$0.44	$1.04	$1.27

Weighted average limited partner units outstanding	16,108	16,018	16,108	15,103

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$17,884	$19,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,413	10,136
Minority interest in Rio Grande Pipeline Company	235	458
Amortization of restricted and performance units	646	144
(Increase) decrease in current assets:
Accounts receivable – trade	(1,583)	(2,624)
Accounts receivable – affiliates	1,359	1,124
Prepaid and other current assets	(317)	(986)
Increase (decrease) in current liabilities:
Accounts payable	931	691
Accrued interest	(1,922)	860
Deferred revenue	3,682	475
Accrued property taxes	260	815
Other current liabilities	254	(217)
Other, net	258	203

Net cash provided by operating activities	33,100	30,738

Cash flows from investing activities
Acquisition of pipeline and terminal assets	—	(127,791)
Additions to properties and equipment	(6,941)	(2,394)

Net cash used for investing activities	(6,941)	(130,185)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discount	—	181,238
Proceeds from issuance of common units, net of underwriter discount	—	45,100
Distributions to partners	(32,350)	(25,035)
Excess purchase price over contributed basis of intermediate pipelines	—	(71,850)
Borrowings (payback) under revolving credit agreement	—	(25,000)
Purchase of units for restricted grants	(634)	(635)
Cash contribution from general partner	—	612
Deferred debt issuance costs	—	(1,208)
Cash distributions to minority interest	(1,350)	(2,010)
Costs of issuing common units	—	(345)

Net cash provided by (used for) financing activities	(34,334)	100,867

Cash and cash equivalents Increase/(decrease) for period	(8,175)	1,420
Beginning of period	20,583	19,104

End of period	$12,408	$20,524

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2005	$184,650	$(63,235)	$24,388	$(93,743)	$52,060

Distributions	(15,686)	(13,440)	(1,800)	(1,424)	(32,350)
Purchase of units for restricted grants	(634)	—	—	—	(634)
Amortization of restricted and performance units	646	—	—	—	646
Net income	8,496	7,279	975	1,134	17,884

Balance September 30, 2006	$177,472	$(69,396)	$23,563	$(94,033)	$37,606

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
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). In July 2005, we acquired the two parallel intermediate feedstock pipelines, which connect the New Mexico refining facilities. The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. In conjunction with Holly’s operation of the Navajo Refinery, we operate refined product pipelines as part of the product distribution network of the Navajo Refinery. Our terminal operations serving the Navajo Refinery include a truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
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
The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2005. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2006. Certain reclassifications have been made to prior reported amounts to conform to current classifications.

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
We agreed to expend up to $3.5 million to expand the capacity of the Intermediate Pipelines to meet the needs of Holly’s expansion of their Navajo Refinery, of which we had spent $2.8 million as of September 30, 2006. If new laws or regulations are enacted that require us to make substantial and unanticipated capital expenditures with regard to the Intermediate Pipelines, we have the right to amend the tariff rates to recover our costs of complying with these new laws or regulations (including a reasonable rate of return). Under certain circumstances, either party may temporarily suspend its obligations under the Holly IPA. We granted Holly a second mortgage on the Intermediate Pipelines to secure certain of Holly’s rights under the Holly IPA. Holly agreed to provide $2.5 million of additional indemnification above that previously provided for environmental noncompliance and remediation liabilities occurring or existing before the closing date of the Purchase Agreement, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines.
As this transaction was among entities under common control, we recorded the acquired assets at Holly’s historic book value of $6.8 million. The $71.9 million excess of the purchase price over the historic book value is recorded as a reduction to partners’ equity for financial accounting purposes.
Note 3: Properties and Equipment

	September 30,	December 31,
	2006	2005
	(In thousands)
Pipelines and terminals	$187,738	$184,464
Land and right of way	22,445	22,163
Other	6,312	5,728
Construction in progress	5,905	2,792

	222,400	215,147
Less accumulated depreciation	61,506	52,849

	$160,894	$162,298

During the three and nine months ended September 30, 2006 and 2005, we did not capitalize any interest related to major construction projects.
Note 4: Transportation Agreements
The costs of two transportation agreements are recorded on our consolidated balance sheets at September 30, 2006:
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

The carrying amounts of the transportation agreements are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Rio Grande transportation agreement	$20,836	$20,836
Alon transportation agreement	59,933	59,933

	80,769	80,769
Less accumulated amortization	22,927	19,866

	$57,842	$60,903

Note 5: Debt
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of September 30, 2006 and December 31, 2005, we had no amounts outstanding under the Credit Agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2006, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The $185 million principal amount of Senior Notes is recorded at $180.5 million on our consolidated balance sheet at September 30, 2006. The difference of $4.5 million is due to $3.2 million of unamortized discount and $1.3 million relating to the fair value of the interest rate swap contract discussed below.
Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. The interest rate on the $60 million notional amount is equal to three month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 6.14% on $60 million of the debt during the nine months ended September 30, 2006. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of our interest rate swap of $1.3 million and $0.8 million is included in “Other long-term liabilities” in our consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at September 30, 2006 and December 31, 2005.

Other Debt Information

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$8,622	$5,502
Credit Agreement	—	164
Amortization of discount and deferred issuance costs	726	543
Commitment fees	376	312

Net interest expense	$9,724	$6,521

Cash paid for interest	$14,521	$6,761

We estimate that the fair value of our Senior Notes was $171.1 million at September 30, 2006, based on a determination by a third-party investment firm.
Note 6: Commitments and Contingencies
In June 2006, we exercised the first of three 10-year renewal options on our lease agreement for the refined products pipeline between White Lakes Junction and Kutz Station in New Mexico. This extension will become effective July 2007, immediately upon expiration of the original lease term. The minimum annual commitments under this new operating lease extension are as follows (excluding the second and third 10-year lease extensions, which are likely to be exercised):

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
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.4 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On September 30, 2006, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At September 30, 2006, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 291,419 had not yet been granted.
We elected early adoption of SFAS 123 (revised) on July 1, 2005, based on modified prospective application. The effect of this change in accounting principle was immaterial to our financial condition and results of operations.
Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees, consultants and directors who perform services for us, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards was measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.
A summary of restricted unit activity as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2006 (not vested)	20,926	$40.98
Granted	15,871	$39.19
Forfeited	(200)	$40.08
Vesting and transfer of full ownership to recipients	—	—

Outstanding at September 30, 2006 (not vested)	36,597	$40.21	1.5 years	$1,382

There were no restricted units vested or transferred to recipients during the nine months ended September 30, 2006. As of September 30, 2006, there was $0.8 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years.
In September 2006, we paid $0.1 million for the purchase of 3,210 of our common units in the open market for the recipients of the August 2006 restricted units grant.
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
The monthly standard deviation of returns is based on the standard deviation of historical return information. The range of expected returns and standard deviation is presented below:

Standard
	Expected Return on	Deviation
Company	Equity	(Monthly)
HEP	14.0%	7.6%
Peer group	9.8% to 11.0%	3.8% to 4.9%
A summary of performance units activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Payable	Payable
Performance Units	In Cash	In Units
Outstanding at January 1, 2006 (not vested)	1,515	—
Conversion to unit payment	(1,515)	1,515
Vesting and payment of units to recipients	—	—
Granted	—	12,501
Forfeited	—	—

Outstanding at September 30, 2006 (not vested)	—	14,016

There were no payments for performance units vesting during the nine months ended September 30, 2006. Based on the weighted average fair value at September 30, 2006 of $48.93, there was $0.4 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Holly	62%	58%	59%	55%
BP plc	6%	8%	9%	11%
Alon	29%	31%	30%	30%
Note 10: Related Party Transactions
Holly
We have related party transactions with Holly for pipeline and terminal revenues, certain employee costs, insurance costs, and administrative costs under the 15-year pipelines and terminals agreement expiring in 2019 that we entered with Holly in July 2004 (the “Holly PTA”), the Holly IPA and the Omnibus Agreement.
•
Pipeline and terminal revenues received from Holly were $14.3 million and $12.5 million for the three months ended September 30, 2006 and 2005, respectively, and $37.3 million and $31.9 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•
Holly charged general and administrative services under the Omnibus Agreement of $0.5 million in the three months ended September 30, 2006 and 2005, and $1.5 million for the nine months ended September 30, 2006 and 2005.

•
We reimbursed Holly for costs of employees supporting our operations of $2.0 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $5.7 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively.

•
Holly reimbursed $42,000 and $47,000 to us for certain costs paid on their behalf in the three months ended September 30, 2006 and 2005, respectively. Holly reimbursed $138,000 and $161,000 in the nine months ended September 30, 2006 and 2005, respectively.

•
In the three months ended September 30, 2006 and 2005, we distributed $5.2 million and $4.3 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest. We distributed $15.0 million and $12.0 million to Holly in the nine months ended September 30, 2006 and 2005, respectively.

•	Our net accounts receivable from Holly were $2.3 million and $3.6 million at September 30, 2006 and December 31, 2005, respectively.

•
As described under “Holly Intermediate Pipelines Transaction” in Note 2 above, under the Holly IPA, Holly agreed to transport volumes of products on the Intermediate Pipelines that will result in minimum funds to us of $11.8 million per year initially, adjusted annually for increases in PPI. If Holly fails to meet its minimum revenue commitment in any quarter, Holly is required to pay cash for the shortfall. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligation for that quarter is met.

Holly has failed to meet its minimum revenue commitment for each of the first five quarters of the Holly IPA. We have charged Holly $3.2 million for these shortfalls to date, $0.6 million and $0.5 million of which are included in affiliate accounts receivable at September 30, 2006 and December 31, 2005, respectively.

We recognized the $0.5 million shortfall for the quarter ended September 30, 2005 as additional revenues in the consolidated statements of income for the three and nine months ended September 30, 2006, as Holly did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue on the consolidated balance sheets at September 30, 2006 and December 31, 2005 includes $2.7 million and $1.0 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $2.7 million deferred at September 30, 2006.
BP plc
We have a 70% ownership interest in Rio Grande. Due to the ownership interest and resulting consolidation, the other partner of Rio Grande – BP plc (“BP”) — is a related party to us.
•
BP is the sole customer of Rio Grande, and we recorded revenues of $1.4 million and $1.7 million for the three months ended September 30, 2006 and 2005, and $5.4 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively.

•
Rio Grande paid distributions to BP of $0.2 million and $0.4 million for the three months ended September 30, 2006 and 2005, and $1.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.

•
Included in our accounts receivable – trade at September 30, 2006 and December 31, 2005 were $0.3 million and $0.5 million, respectively, which represented the receivable balance of Rio Grande from BP.

Alon
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•
We recognized $6.6 million and $6.7 million of revenues for pipeline transportation and terminalling services under the Alon PTA and under a pipeline capacity lease in the three months ended September 30, 2006 and 2005, respectively. We recognized $19.0 million and $16.1 million in the nine months ended September 30, 2006 and the period from February 28 to September 30, 2005, respectively.

•
We paid $0.6 million and $0.5 million to Alon for distributions on our Class B subordinated units in the three months ended September 30, 2006 and 2005, respectively. We paid $1.8 million and $1.1 million in the nine months ended September 30, 2006 and the period from February 28 to September 30, 2005, respectively.

•	Our net accounts receivable from Alon were $3.6 million at September 30, 2006 and $2.4 million at December 31, 2005.

•	“Deferred revenue” includes $2.0 million of minimum revenue commitments under the Alon PTA at September 30, 2006.

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
Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter; less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, comply with applicable law, any of our debt instruments, or other agreements, or to provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under our revolving Credit Agreement and in all cases are used solely for working capital purposes or to pay distributions to partners.
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
The general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in
	Total Quarterly Distribution	Distributions
	Target Amount Per Unit	Unitholders	General Partner
Minimum Quarterly Distribution	$0.50	98%	2%
First Target Distribution	Up to $0.55	98%	2%
Second Target Distribution	above $0.55 up to $0.625	85%	15%
Third Target Distribution	above $0.625 up to $0.75	75%	25%
Thereafter	Above $0.75	50%	50%

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for each period in which declared.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
General partner interest	$215	$189	$631	$499
General partner incentive distribution	340	63	793	63

Total general partner distribution	555	252	1,424	562
Limited partner distribution	10,550	9,256	30,926	24,473

Total regular quarterly cash distribution	$11,105	$9,508	$32,350	$25,035

Cash distribution per unit applicable to limited partners	$0.655	$0.575	$1.920	$1.625

On October 23, 2006, we announced a cash distribution for the third quarter of 2006 of $0.665 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid November 14, 2006 to all unitholders of record on November 3, 2006. The aggregate amount of the distribution will be $11.3 million, including $0.4 million paid to the general partner as an incentive distribution.
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$10,979	$1,427	$—	$12,408
Accounts receivable	—	6,592	353	—	6,945
Intercompany accounts receivable (payable)	(66,150)	66,348	(198)	—	—
Prepaid and other current assets	311	1,333	—	—	1,644

Total current assets	(65,837)	85,252	1,582	—	20,997

Properties and equipment, net	—	127,442	33,452	—	160,894
Investment in subsidiaries	285,470	24,823	—	(310,293)	—
Transportation agreements, net	—	56,771	1,071	—	57,842
Other assets	1,491	1,277	—	—	2,768

Total assets	$221,124	$295,565	$36,105	$(310,293)	$242,501

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,681	$270	$—	$3,951
Accrued interest	970	—	—	—	970
Deferred revenue	—	4,695	—	—	4,695
Accrued property taxes	—	1,097	176	—	1,273
Other current liabilities	747	622	198	—	1,567

Total current liabilities	1,717	10,095	644	—	12,456

Long-term debt	180,466	—	—	—	180,466
Other long-term liabilities	1,335	—	—	—	1,335
Minority interest	—	—	—	10,638	10,638
Partners’ equity	37,606	285,470	35,461	(320,931)	37,606

Total liabilities and partners’ equity	$221,124	$295,565	$36,105	$(310,293)	$242,501

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$17,770	$2,811	$—	$20,583
Accounts receivable	—	6,206	515	—	6,721
Intercompany accounts receivable (payable)	(21,182)	21,458	(276)	—	—
Prepaid and other current assets	232	1,169	—	—	1,401

Total current assets	(20,948)	46,603	3,050	—	28,705

Properties and equipment, net	—	128,077	34,221	—	162,298
Investment in subsidiaries	256,416	27,423	—	(283,839)	—
Transportation agreements, net	—	58,269	2,634	—	60,903
Other assets	1,594	1,275	—	—	2,869

Total assets	$237,062	$261,647	$39,905	$(283,839)	$254,775

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$2,666	$354	$—	$3,020
Accrued interest	2,892	—	—	—	2,892
Deferred revenue	—	1,013	—	—	1,013
Accrued property taxes	—	837	176	—	1,013
Other current liabilities	594	520	199	—	1,313

Total current liabilities	3,486	5,036	729	—	9,251

Long-term debt	180,737	—	—	—	180,737
Other long-term liabilities	779	195	—	—	974
Minority interest	—	—	—	11,753	11,753
Partners’ equity	52,060	256,416	39,176	(295,592)	52,060

Total liabilities and partners’ equity	$237,062	$261,647	$39,905	$(283,839)	$254,775

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$14,272	$—	$—	$14,272
Third parties	—	7,526	1,403	(302)	8,627

	—	21,798	1,403	(302)	22,899

Operating costs and expenses:
Operations	—	6,697	687	(302)	7,082
Depreciation and amortization	—	2,981	858	—	3,839
General and administrative	660	516	1	—	1,177

	660	10,194	1,546	(302)	12,098

Operating income (loss)	(660)	11,604	(143)	—	10,801

Equity in earnings of subsidiaries	11,476	(87)	—	(11,389)	—
Interest income (expense)	(3,065)	(41)	18	—	(3,088)
Minority interest	—	—	—	38	38

Net income (loss)	$7,751	$11,476	$(125)	$(11,351)	$7,751

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$12,507	$—	$—	$12,507
Third parties	—	7,627	1,662	(279)	9,010

	—	20,134	1,662	(279)	21,517

Operating costs and expenses:
Operations	—	5,969	643	(279)	6,333
Depreciation and amortization	—	3,080	844	—	3,924
General and administrative	557	517	1	—	1,075

	557	9,566	1,488	(279)	11,332

Operating income (loss)	(557)	10,568	174	—	10,185

Equity in earnings of subsidiaries	10,655	130	—	(10,785)	—
Interest income (expense)	(2,806)	(43)	12	—	(2,837)
Minority interest	—	—	—	(56)	(56)

Net income	$7,292	$10,655	$186	$(10,841)	$7,292

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$37,338	$—	$—	$37,338
Third parties	—	22,014	5,409	(897)	26,526

	—	59,352	5,409	(897)	63,864
Operating costs and expenses:
Operations	—	20,373	2,144	(897)	21,620
Depreciation and amortization	—	8,864	2,549	—	11,413
General and administrative	2,149	1,537	4	—	3,690

	2,149	30,774	4,697	(897)	36,723

Operating income (loss)	(2,149)	28,578	712	—	27,141

Equity in earnings of subsidiaries	29,053	550	—	(29,603)	—
Interest income (expense)	(9,020)	(75)	73	—	(9,022)
Minority interest	—	—	—	(235)	(235)

Net income	$17,884	$29,053	$785	$(29,838)	$17,884

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$31,878	$—	$—	$31,878
Third parties	—	19,941	6,290	(558)	25,673

	—	51,819	6,290	(558)	57,551

Operating costs and expenses:
Operations	—	16,484	2,243	(558)	18,169
Depreciation and amortization	—	7,603	2,533	—	10,136
General and administrative	1,477	1,549	16	—	3,042

	1,477	25,636	4,792	(558)	31,347

Operating income (loss)	(1,477)	26,183	1,498	—	26,204

Equity in earnings of subsidiaries	26,888	1,070	—	(27,958)	—
Interest income (expense)	(5,752)	(365)	30	—	(6,087)
Minority interest	—	—	—	(458)	(458)

Net income	$19,659	$26,888	$1,528	$(28,416)	$19,659

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$32,984	$(67)	$3,333	$(3,150)	$33,100

Cash flows from investing activities – Additions to properties and equipment	—	(6,724)	(217)	—	(6,941)

Cash flows from financing activities
Contributions from (distributions to) partners	(32,350)	—	(4,500)	4,500	(32,350)
Cash distributions to minority interest	—	—	—	(1,350)	(1,350)
Purchase of units for restricted unit grants	(634)	—	—	—	(634)

	(32,984)	—	(4,500)	3,150	(34,334)

Cash and cash equivalents
Increase (decrease) for the period	—	(6,791)	(1,384)	—	(8,175)
Beginning of period	2	17,770	2,811	—	20,583

End of period	$2	$10,979	$1,427	$—	$12,408

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2005	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(2,444)	$33,634	$4,238	$(4,690)	$30,738

Cash flows from investing activities

Acquisitions of pipeline and terminal assets	(125,801)	(1,990)	—	—	(127,791)
Additions to properties and equipment	—	(2,394)	—	—	(2,394)
Investments in subsidiaries	(1)	—	—	1	—

	(125,802)	(4,384)	—	1	(130,185)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of discounts	181,238	—	—	—	181,238
Proceeds from issuance of common units, net of underwriter discount	45,100	—	—	—	45,100
Contributions from (distributions to) partners	(24,423)	1	(6,700)	6,699	(24,423)
Excess purchase price over contributed basis of Intermediate Pipelines	(71,850)	—	—	—	(71,850)
Borrowings (paydowns) of debt, net	—	(25,000)	—	—	(25,000)
Cash distributions to minority interest	—	—	—	(2,010)	(2,010)
Other financing activities, net	(1,819)	(369)	—	—	(2,188)

	128,246	(25,368)	(6,700)	4,689	100,867

Cash and cash equivalents
Increase (decrease) for the period	—	3,882	(2,462)	—	1,420
Beginning of period	2	15,143	3,959	—	19,104

End of period	$2	$19,025	$1,497	$—	$20,524

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our revenues for the nine months ended September 30, 2006 were $63.9 million and our net income for the nine months ended September 30, 2006 was $17.9 million. Our revenues and net income for the nine months ended September 30, 2005 were $57.6 million and $19.7 million, respectively. Our total operating costs and expenses for the nine months ended September 30, 2006 were $36.7 million, as compared to $31.3 million for the nine months ended September 30, 2005.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under the 15-year pipelines and terminals agreement with Holly (“Holly PTA”) expiring 2019 and the 15-year Holly Intermediate Pipeline Agreement expiring 2020 (“Holly IPA”). The majority of our business is devoted to providing transportation and terminalling services to Holly. Under the Holly PTA, Holly pays us fees to transport on our refined product pipelines or throughput in our terminals a volume of refined products that will produce a minimum level of revenue. Following the July 1, 2006 producer price index adjustment, the volume commitments by Holly under the Holly PTA will produce at least $38.5 million of revenue in 2006; and the volume commitments under the Holly IPA will produce at least $12.4 million of revenue in 2006. If Holly fails to meet its minimum revenue commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
In 2006, the Holly PTA was amended to reflect certain rate changes, most significantly a re-negotiation of the tariffs on our refined product pipelines that serve Holly’s Navajo refinery. These new tariffs went into effect as of April 1, 2006.

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
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2006	2005	2006	2005
		(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$8,707	$7,659	$22,404	$21,848
Affiliates – intermediate pipelines	3,023	2,224	7,337	2,224
Third parties	7,504	7,873	23,102	22,371

	19,234	17,756	52,843	46,443

Terminals & truck loading racks:
Affiliates	2,542	2,624	7,597	7,806
Third parties	1,123	1,137	3,424	3,302

	3,665	3,761	11,021	11,108

Total revenues	22,899	21,517	63,864	57,551

Operating costs and expenses
Operations	7,082	6,333	21,620	18,169
Depreciation and amortization	3,839	3,924	11,413	10,136
General and administrative	1,177	1,075	3,690	3,042

	12,098	11,332	36,723	31,347

Operating income	10,801	10,185	27,141	26,204

Interest income	214	201	702	434
Interest expense, including amortization	(3,302)	(3,038)	(9,724)	(6,521)
Minority interest in Rio Grande	38	(56)	(235)	(458)

Net income	7,751	7,292	17,884	19,659

Less general partner interest in net income, including incentive distributions (1)	488	208	1,134	455

Limited partners’ interest in net income	$7,263	$7,084	$16,750	$19,204

Net income per limited partner unit - basic and diluted (1)	$0.45	$0.44	$1.04	$1.27

Weighted average limited partners’ units outstanding	16,108	16,018	16,108	15,103

EBITDA (2)	$14,678	$14,053	$38,319	$35,882

Distributable cash flow (3)	$11,338	$11,424	$32,845	$30,114

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Volumes (bpd) (4)

Pipelines:
Affiliates – refined product pipelines	73,525	66,541	65,321	66,504
Affiliates – intermediate pipelines	58,711	53,725	54,898	18,105
Third parties	58,744	66,584	62,671	60,007

	190,980	186,850	182,890	144,616

Terminals & truck loading racks:
Affiliates	118,350	121,835	114,937	122,460
Third parties	41,656	44,369	43,306	40,911

	160,006	166,204	158,243	163,371

Total for pipelines and terminal assets (bpd)	350,986	353,054	341,133	307,987

(1)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.3 million and $0.8 million were declared during the three and nine months ended September 30, 2006, respectively. Incentive distributions of $0.1 million were declared during the three and nine months ended September 30, 2005. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$7,751	$7,292	$17,884	$19,659

Add interest expense	3,060	2,803	8,998	5,978
Add amortization of discount and deferred debt issuance costs	242	235	726	543
Subtract interest income	(214)	(201)	(702)	(434)
Add depreciation and amortization	3,839	3,924	11,413	10,136

EBITDA	$14,678	$14,053	$38,319	$35,882

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

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$7,751	$7,292	$17,884	$19,659

Add depreciation and amortization	3,839	3,924	11,413	10,136
Add amortization of discount and deferred debt issuance costs	242	235	726	543
Increase (decrease) in deferred revenue	(234)	—	3,682	—
Subtract maintenance capital expenditures*	(260)	(27)	(860)	(224)

Distributable cash flow	$11,338	$11,424	$32,845	$30,114

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

Balance Sheet Data

	September 30,	December 31,
	2006	2005
	(In thousands)
Cash and cash equivalents	$12,408	$20,583
Working capital	$8,541	$19,454
Total assets	$242,501	$254,775
Long-term debt	$180,466	$180,737
Partners’ equity	$37,606	$52,060

Results of Operations – Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
Summary
Net income was $7.8 million for the three months ended September 30, 2006, an increase of $0.5 million from $7.3 million for the three months ended September 30, 2005. The increase in overall earnings was principally due to the increase in volumes transported by affiliates on our intermediate and refined product pipeline systems, combined with the recognition of certain previously deferred revenue. Partially offsetting these positive factors was a decrease in volumes transported by third parties on our refined product pipeline systems and by pipeline and terminal maintenance performed during the 2006 third quarter.
Revenues
Revenues were $1.4 million higher in the third quarter of 2006 than in the third quarter of 2005. This increase is principally due to the increase in volumes transported by affiliates on our intermediate and refined product pipeline systems, combined with the recognition of certain previously deferred revenue and our annual tariff increase on pipelines. This is partially offset by a decrease in volumes transported by third parties on our refined product pipeline systems. The increase in volumes transported by affiliates was principally due to the expansion by Holly of the Navajo Refinery, which resulted in increased production in the third quarter of 2006.
Revenues from refined product pipelines increased by $0.7 million from $15.5 million for the quarter ended September 30, 2005 to $16.2 million for the quarter ended September 30, 2006. Shipments on our refined product pipelines averaged 132.3 thousand barrels per day (“mbpd”) for the three months ended September 30, 2006 as compared to 133.1 mbpd for the three months ended September 30, 2005, but such volume decrease was offset by increases in pipeline rates charged.
Revenues from the Intermediate Pipelines increased by $0.8 million from $2.2 million for the quarter ended September 30, 2005 to $3.0 million for the quarter ended September 30, 2006. Shipments on the Intermediate Pipelines averaged 58.7 mbpd for the three months ended September 30, 2006 as compared to 53.7 mbpd for the three months ended September 30, 2005. A substantial majority of our gross revenues are derived from long-term contracts that contain minimum revenue commitments or fixed lease payments designed to protect us during downtimes at refineries we serve with our distribution system. Under these contracts, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue amounts. The shippers then have the right to recapture these amounts if future revenues exceed certain levels. Such amounts are recognized as revenue when the shippers utilize the services, the contractual period to shippers for such guaranteed payments expires or there is a very high likelihood we will not provide services within the allowed period. During the third quarter of 2006, we recognized revenue of $0.5 million from the Intermediate Pipelines as the contractual period for us to provide service on certain previously deferred revenue had expired.
Revenues from terminal and truck loading rack service fees decreased by $0.1 million from $3.8 million for the quarter ended September 30, 2005 to $3.7 million for the quarter ended September 30, 2006. Refined products terminalled in our facilities decreased to 160.0 mbpd in the 2006 third quarter from 166.2 mbpd in the 2005 third quarter.
Operations Expense
Operations expense increased $0.8 million from the third quarter of 2005 to the third quarter of 2006. This increase is principally due to $0.5 million of increased pipeline and terminal maintenance performed during the 2006 third quarter. Additionally impacting operations expenses was an increase of $0.3 million of direct operating costs relating to the personnel who support our operations.

Depreciation and Amortization
Depreciation and amortization for the third quarter of 2006 was not significantly different than the amount reported in the quarter ended September 30, 2005.
General and Administrative
General and administrative costs increased $0.1 million from the third quarter of 2005 to the third quarter of 2006 due mainly to equity-based compensation expense.
Interest Expense
Interest expense for the three months ended September 30, 2006 totaled $3.3 million, an increase of $0.3 million from $3.0 million for the three months ended September 30, 2005. The increase is principally due to increasing rates on the variable portion of the interest rate swap that we entered into to hedge a portion of our Senior Notes. In the three months ended September 30, 2006, interest expense consisted of $2.9 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the three months ended September 30, 2005, interest expense consisted of: $2.7 million of interest on our then outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own did not significantly affect income in the third quarter of 2006 or in the third quarter of 2005.

Results of Operations – Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
Summary
Net income was $17.9 million for the nine months ended September 30, 2006, a decrease of $1.8 million from $19.7 million for the nine months ended September 30, 2005. The decrease in overall earnings was principally due to increased interest expense related to the senior notes issued in connection with the Intermediate Pipelines and Alon assets transactions, combined with reduced revenues from our original pipelines and terminals in the 2006 second quarter due to refinery downtime (described below) and from the Rio Grande Pipeline. Favorably impacting earnings was income generated from the pipeline and terminal assets acquired from Alon in early 2005 and from the Intermediate Pipelines acquired from Holly in July 2005 , from which we realized benefits for only seven and three months in the first nine months of 2005, respectively. Additionally, favorably impacting earnings was the recognition in the third quarter of 2006 of certain previously deferred revenue and increased revenues from affiliates following the Navajo Refinery expansion.
Revenues
Revenues were $6.3 million higher for the nine months ended September 30, 2006 than for the nine months ended September 30, 2005. This increase was principally due to an increase in the revenues from the pipeline and terminal assets acquired from Alon in early 2005 and from the Intermediate Pipelines assets acquired from Holly in July 2005, for which we only realized revenues for seven and three months of the first nine months of 2005, respectively. Additionally, favorably impacting earnings for the nine months ended September 30, 2006 were the recognition in the third quarter of 2006 of certain previously deferred revenue, increased revenues from affiliates following the Navajo Refinery expansion, and our annual pipeline tariff increase. Partially offsetting the increased revenues, as discussed below, refinery production was reduced in the second quarter of 2006 at the refineries that utilize our pipelines and terminals systems, which resulted in a significant decrease in our volumes for such period.
All of the refineries utilizing our refined product distribution network, including Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring refinery, were required to produce ultra low sulfur diesel fuel (“ULSD”) by June 2006. To meet this requirement, significant downtime at the refineries was required during the quarter ended June 30, 2006, so that ULSD-associated projects could be brought on line. Additionally, Holly completed an expansion of the Navajo refinery, which required additional unit downtime. The tie-in of these new projects coming on line, combined with other refinery maintenance, much of which was timed in conjunction with the capital projects, resulted in reduced refinery production, which was the principal factor contributing to a significant volume decrease during the second quarter of 2006.
Revenues from refined product pipelines increased by $1.3 million from $44.2 million for the nine months ended September 30, 2005 to $45.5 million for the nine months ended September 30, 2006. Shipments on our refined product pipelines averaged 128.0 mbpd for the nine months ended September 30, 2006 as compared to 126.5 mbpd for the nine months ended September 30, 2005. In addition to the factors discussed above impacting revenue of our refined product pipelines, in the first nine months of 2005, BP Plc (“BP”) completed its obligation to pay the border crossing fee under BP’s Rio Grande Pipeline contract. For the nine months ended September 30, 2005, the border crossing fee was $0.8 million.
Revenues from the Intermediate Pipelines increased by $5.1 million from $2.2 million for the nine months ended September 30, 2005 to $7.3 million for the nine months ended September 30, 2006. Shipments on the Intermediate Pipelines averaged 54.9 mbpd for the nine months ended September 30, 2006 as compared to 18.1 mbpd for the nine months ended September 30, 2005. The increase was principally due to realizing revenues for a full nine months of volumes during the nine months ended September 30, 2006, while we realized revenues for only three of the first nine months of 2005. During the third quarter of 2006, we recognized revenue of $0.5 million from the Intermediate Pipelines as the contractual period for us to provide service on certain previously deferred revenue had expired.

Revenues from terminal and truck loading rack service fees slightly decreased from $11.1 million for the nine months ended September 30, 2005 to $11.0 million for the nine months ended September 30, 2006. Refined products terminalled in our facilities for the comparable periods decreased to 158.2 mbpd in the first nine months of 2006 from 163.4 mbpd in the first nine months of 2005.
Operations Expense
Operations expense increased $3.5 million from the first nine months of 2005 to the first nine months of 2006. This increase in expense was principally due to $2.2 million of increased direct operating costs relating to the assets acquired from Alon and direct operating costs of $0.7 million for the Intermediate Pipelines that were acquired in July 2005. Additionally impacting operations expense were other period-over-period increases in pipeline and terminal maintenance expense and direct operating costs relating to the personnel who support our operations.
Depreciation and Amortization
Depreciation and amortization was $1.3 million higher in the nine months ended September 30, 2006 than in the nine months ended September 30, 2005, due principally to the depreciation and amortization on the assets acquired from Alon.
General and Administrative
General and administrative costs increased $0.6 million from the first nine months of 2005 to the first nine months of 2006 due mainly to business development costs and equity-based compensation expense.
Interest Expense
Interest expense for the nine months ended September 30, 2006 totaled $9.7 million, an increase of $3.2 million from $6.5 million for the nine months ended September 30, 2005. The increase is due to the debt issued in connection with the Alon and Intermediate Pipelines acquisitions. In the nine months ended September 30, 2006, interest expense consisted of: $8.6 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.4 million of commitment fees on the unused portion of the credit facility; and $0.7 million of amortization of the discount on the senior notes and deferred debt issuance costs. In the nine months ended September 30, 2005, interest expense consisted of: $5.7 million of interest on our then outstanding debt, net of the impact of the interest rate swap; $0.3 million of commitment fees on the unused portion of the credit facility; and $0.5 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income in the first nine months of 2006 by $0.2 million as compared to $0.5 million in the first nine months of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100 million senior secured revolving credit agreement (the “Credit Agreement”). During 2005, amendments were made to the Credit Agreement to allow for the closing of the Alon transaction and the related senior notes offering, the closing of the Holly Intermediate Pipelines transaction and to amend certain of the restrictive covenants. As of September 30, 2006, we had no amounts outstanding under the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes.

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
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February, May and August 2006, we paid regular cash distributions of $0.625, $0.64 and $0.655, respectively, on all units, an aggregate amount of $32.4 million. Included in these distributions was an aggregate of $0.8 million paid to the general partner as incentive distributions, as the distributions per unit exceeded $0.55.
Cash and cash equivalents decreased by $8.2 million during the nine months ended September 30, 2006. The cash flows used for financing activities of $34.3 million, in addition to cash flows used for investing activities of $6.9 million, exceeded cash flows generated from operating activities of $33.1 million. Working capital decreased by $10.9 million to $8.5 million during the nine months ended September 30, 2006.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $2.4 million from $30.7 million for the nine months ended September 30, 2005 to $33.1 million for the nine months ended September 30, 2006. This increase is mainly due to $14.1 million additional cash collections from customers on the Alon assets and Intermediate Pipelines purchased in 2005. This increase of cash collections is partially offset by increased operations expense of $2.9 million on these new assets and increased cash payments for interest of $8.2 million, principally on the debt issued for these acquisitions. The remaining decrease in cash flows from operating activities is due to miscellaneous year-over-year changes in collections and payments, offset by lower pre-payments in 2006.
As discussed above, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue payments. The shippers then have the right to recapture these amounts if future revenues exceed certain levels. During the first nine months of 2006, we received cash payments of approximately $4.5 million under these commitments, of which $0.9 million was recaptured in the third quarter of 2006. We collected $0.5 million in the fourth quarter of 2005 related to third quarter shortfalls, which expired without recapture and was recognized as revenue in the third quarter of 2006. Another $1.1 million is included in our accounts receivable at September 30, 2006 related to shortfalls produced in the third quarter of 2006.

Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $123.3 million from $130.2 million for the first nine months of 2005 to $6.9 million for first nine months of 2006. On February 28, 2005, we closed on the Alon transaction which required $120.0 million in cash plus transaction costs of $2.0 million. Additionally, we issued 937,500 Class B subordinated units valued at $24.7 million to Alon as part of the consideration. See “Alon Transaction” below for additional information. On July 8, 2005, we closed on the acquisition of the Holly Intermediate Pipelines for $81.5 million, which consisted of $77.7 million in cash, 70,000 common units of HEP and a capital account credit of $1.0 million to maintain Holly’s existing general partner interest in the Partnership. As this was a transaction between entities under common control, we recorded the acquired assets at Holly’s historic book value. This resulted in payment to Holly of a purchase price of $71.9 million in excess of the basis of the assets received, which is included in cash flows from financing activities. See “Holly Intermediate Pipelines Transaction” below for additional information. Additions to properties and equipment for the nine months ended September 30, 2006 was $6.9 million, an increase of $4.5 million from $2.4 million for the nine months ended September 30, 2005.
Cash Flows — Financing Activities
Cash flows used for financing activities amounted to $34.3 million for the nine months ended September 30, 2006. This compared to cash flows provided by financing activities of $100.9 million in the nine months ended September 30, 2005. In February 2005, we received proceeds of $147.4 million from the issuance of Senior Notes in connection with the Alon asset acquisition. Additionally, we used proceeds from the original Senior Notes offering to repay $30.0 million of outstanding indebtedness under our Credit Agreement, including $5.0 million drawn shortly before the closing of the Alon transaction. In June 2005, in anticipation of the July Intermediate Pipelines transaction, we received additional proceeds from Senior Notes issued of $33.8 million. See “Senior Notes Due 2015” below for additional information. In the first nine months of 2006, we paid cash distributions on all units and the general partner interest in the aggregate amount of $32.4 million, an increase of $7.4 million from $25.0 million in distributions paid in the first nine months of 2005. Distributions to the minority interest owner in Rio Grande were $1.4 million for the nine months ended September 30, 2006, a decrease of $0.6 million from $2.0 million for the nine months ended September 30, 2005. Other cash flows from financing activities during the nine months ended September 30, 2005 included an additional capital contribution from our general partner of $0.6 million and deferred debt issuance costs incurred of $1.2 million.
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
Each year our general partner’s board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total approved capital budget for 2006 is $8.8 million, which does not include amounts for possible acquisition transactions.

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
We amended the Credit Agreement effective February 28, 2005 to allow for the closing of the Alon transaction and the related Senior Notes offering as well as to amend certain of the restrictive covenants. With a portion of the proceeds from the Senior Notes offering, we repaid $30 million of outstanding indebtedness under the Credit Agreement, including $5 million drawn shortly before the closing of the Alon transaction. As of June 17, 2005, we amended the Credit Agreement to restate the definition of certain terms used in the restrictive covenants. Additionally, we amended the Credit Agreement effective July 8, 2005 to allow for the closing of the Holly Intermediate Pipelines transaction as well as to amend certain of the restrictive covenants. As of September 30, 2006, we had no amounts outstanding under the Credit Agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2006, we are subject to the 0.500% rate on the $100 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.

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
The $185.0 million principal amount of Senior Notes is recorded at $180.5 million on our accompanying consolidated balance sheet at September 30, 2006. The difference is due to the $3.2 million unamortized discount and $1.3 million relating to the fair value of the interest rate swap contract discussed below.
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
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2006 and 2005.
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
Holly agreed to indemnify us in an aggregate amount not to exceed $15 million for ten years after the closing of our initial public offering on July 13, 2004 for environmental noncompliance and remediation liabilities associated with the assets initially transferred to us and occurring or existing before that date. When the Intermediate Pipelines were purchased in July 2005, Holly agreed to provide $2.5 million of additional indemnification, bringing the total indemnification provided to us from Holly to $17.5 million. Of this total, indemnification above $15 million relates solely to the Intermediate Pipelines. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in February 2005, under which Alon will indemnify us for ten years subject to a $100,000 deductible and a $20 million maximum liability cap.

Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at several of our properties where operations may have resulted in releases of hydrocarbons and other wastes, none of which we believe will have a significant effect on our operations, since such releases would be covered under environmental indemnification agreements.
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $1.3 million over the next five years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. The estimated cost for our share of the environmental remediation at the Albuquerque terminal is approximately $0.2 million, to be incurred over the next five years. A remediation project is also under way in New Mexico for a leak on our refined product pipeline from Artesia, New Mexico to Orla, Texas. At September 30, 2006, we estimate the remaining cost on this project to be $0.2 million, half of which will be incurred within the next year. Holly has agreed, subject to a $15 million limit, to indemnify us for environmental liabilities related to the assets transferred to us by Holly to the extent such liabilities exist or arise from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the three remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release in Jones County, Texas on one of the pipelines recently acquired from Alon. As of September 30, 2006, we estimate that the total remaining remediation cost for this incident to be insignificant. We also experienced a refined product release near Sweetwater, Texas, for which we expect to incur remediation costs of $0.2 million over the next year. Neither of these occurrences is subject to indemnification from Alon.
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
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual amounts may differ from these estimates under different assumptions or conditions.
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

RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at September 30, 2006 was 6.56%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $1.3 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at September 30, 2006. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at September 30, 2006.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At September 30, 2006, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of September 30, 2006 would result in a change of approximately $5.4 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At September 30, 2006, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have market risks associated with commodity prices.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(c) Common unit repurchases made in the quarter
On August 28, 2006, we granted restricted units to certain directors. In September 2006, we funded the purchase of 3,210 common units in the open market for these recipients. These units will vest no later than August 1, 2007.

			Total Number of	Maximum Number
			Units	of Units that May
	Total		Purchased as	Yet Be Purchased
	Number of		Part of Publicly	Under a Publicly
	Units	Average Price	Announced	Announced Plan or
Period	Purchased	Paid Per Unit	Plan or Program	Program
July 2006	—	$—	—	—
August 2006	—	$—	—	—
September 2006	3,210	$38.14	—	—

Total for July to September 2006	3,210		—

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.

(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: November 2, 2006	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)