Form 10-Q
period 2007-03-31
HOLLY ENERGY PARTNERS LP
filed 2007-05-07
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at April 25, 2007 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could differ materially from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 in “Risk Factors,” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2007	December 31,
	(Unaudited)	2006
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$11,100	$11,555
Accounts receivable:
Trade	5,571	7,339
Affiliates	1,866	3,518

	7,437	10,857

Prepaid and other current assets	821	1,212

Total current assets	19,358	23,624

Properties and equipment, net	158,324	160,484
Transportation agreements, net	55,801	56,821
Other assets	2,470	2,644

Total assets	$235,953	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$2,117	$3,781
Accrued interest	988	2,941
Deferred revenue	6,392	5,486
Accrued property taxes	508	868
Other current liabilities	730	1,098

Total current liabilities	10,735	14,174

Commitments and contingencies	—	—
Long-term debt	181,048	180,660
Other long-term liabilities	1,264	1,550
Minority interest	11,390	10,963

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	174,197	176,844
Subordinated unitholders (7,000,000 units issued and outstanding)	(71,769)	(70,022)
Class B subordinated unitholders (937,500 units issued and outstanding)	23,235	23,469
General partner interest (2% interest)	(94,147)	(94,065)

Total partners’ equity	31,516	36,226

Total liabilities and partners’ equity	$235,953	$243,573

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per unit data)
Revenues:
Affiliates	$13,790	$12,482
Third parties	10,082	9,956

	23,872	22,438

Operating costs and expenses:
Operations	7,777	7,109
Depreciation and amortization	4,071	3,793
General and administrative	1,287	1,224

	13,135	12,126

Operating income	10,737	10,312

Other income (expense):
Interest income	185	243
Interest expense	(3,358)	(3,175)
Gain on sale of assets	297	—

	(2,876)	(2,932)

Income before minority interest	7,861	7,380

Minority interest in Rio Grande Pipeline Company	(427)	(245)

Net income	7,434	7,135

Less general partner interest in net income	580	327

Limited partners’ interest in net income	$6,854	$6,808

Net income per limited partner unit - basic and diluted	$0.43	$0.42

Weighted average limited partners’ units outstanding	16,108	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$7,434	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,071	3,793
Minority interest in Rio Grande Pipeline Company	427	245
Amortization of restricted and performance units	302	143
Gain on sale of assets	(297)	—
(Increase) decrease in current assets:
Accounts receivable – trade	1,768	(283)
Accounts receivable – affiliates	1,652	86
Prepaid and other current assets	391	(172)
Increase (decrease) in current liabilities:
Accounts payable	(1,664)	(481)
Accrued interest	(1,953)	(1,932)
Deferred revenue	906	484
Accrued property tax	(360)	(385)
Other current liabilities	(368)	(197)
Other, net	284	126

Net cash provided by operating activities	12,593	8,562

Cash flows from investing activities
Additions to properties and equipment	(912)	(817)
Proceeds from sale of assets	325	—

Net cash used for investing activities	(587)	(817)

Cash flows from financing activities
Distributions to partners	(11,538)	(10,461)
Purchase of units for restricted grants	(908)	—
Cash distributions to minority interest	—	(600)
Other	(15)	—

Net cash used for financing activities	(12,461)	(11,061)

Cash and cash equivalents
Decrease for period	(455)	(3,316)
Beginning of period	11,555	20,583

End of period	$11,100	$17,267

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2006	$176,844	$(70,022)	$23,469	$(94,065)	$36,226

Distributions to partners	(5,518)	(4,725)	(633)	(662)	(11,538)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Amortization of restricted and performance units	302	—	—	—	302
Net income	3,477	2,978	399	580	7,434

Balance March 31, 2007	$174,197	$(71,769)	$23,235	$(94,147)	$31,516

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 45% owned by Holly Corporation and its subsidiaries (collectively “Holly”). HEP commenced operations July 13, 2004 upon the completion of its initial public offering. In this document, the words “we”, “our”, “ours” and “us” refer to HEP unless the context otherwise indicates.
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
The consolidated financial statements for the three months ended March 31, 2007 and 2006 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
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

This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
Note 2: Properties and Equipment

	March 31,	December 31,
	2007	2006
	(In thousands)
Pipelines and terminals	$194,152	$194,008
Land and right of way	22,458	22,486
Other	6,947	6,947
Construction in progress	2,451	1,539

	226,008	224,980
Less accumulated depreciation	67,684	64,496

	$158,324	$160,484

During the three months ended March 31, 2007 and 2006, we did not capitalize any interest related to major construction projects.
Note 3: Transportation Agreements
The costs of two transportation agreements are recorded on our consolidated balance sheets at March 31, 2007:
•
Costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc (“BP”) expiring in April 2007. This asset is being amortized over the 10-year term of the agreement.

•
A portion of the total purchase price of the Alon assets was allocated to the transportation agreement asset based on the fair value appraisal provided by an independent firm. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.

The carrying amounts of the transportation agreements are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Rio Grande transportation agreement	$20,836	$20,836
Alon transportation agreement	59,933	59,933

	80,769	80,769
Less accumulated amortization	24,968	23,948

	$55,801	$56,821

Note 4: Debt
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100.0 million senior secured revolving credit agreement (the “Credit Agreement”) expiring in July 2008. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of March 31, 2007 and December 31, 2006, we had no amounts outstanding under the Credit Agreement.

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
Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries.
We may prepay all loans at any time without penalty. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2007, we are subject to the 0.500% rate on the $100.0 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Senior Notes Due 2015
Our senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
The $185.0 million principal amount of Senior Notes is recorded at $181.0 million on our consolidated balance sheets at March 31, 2007. The difference of $4.0 million is due to $3.0 million of unamortized discount and $1.0 million relating to the fair value of the interest rate swap contract discussed below.

Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60.0 million notional amount is equal to three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 6.52% on $60.0 million of the debt during the quarter ended March 31, 2007. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. Our interest rate swap meets the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have used the “shortcut” method of accounting prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of the swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swap.
The fair value of our interest rate swap of $1.0 million and $1.2 million is included in “Other long-term liabilities” in our consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at March 31, 2007 and December 31, 2006.
Other Debt Information

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$2,932	$2,810
Credit Agreement	—	—
Amortization of discount and deferred issuance costs	303	242
Commitment fees	123	123

Net interest expense	$3,358	$3,175

Cash paid for interest(1)	$5,135	$4,865

(1)	Net of cash received under our interest rate swap agreement of $1.9 million in each of the quarters ended March 31, 2007 and 2006.
We estimate that the fair value of our Senior Notes was $176.7 million at March 31, 2007, based on a determination by a third-party investment firm.
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly in accordance with a three-year omnibus agreement we entered into with Holly in July 2004 (the “Omnibus Agreement”).
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.4 million and 0.2 million for the three months ended March 31, 2007 and 2006, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

On March 31, 2007, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2007, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 253,255 had not yet been granted.
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
A summary of restricted unit activity as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2007 (not vested)	36,597	40.21
Granted	19,687	46.12
Forfeited	—	—
Vesting and transfer of full ownership to recipients	(4,170)	39.45

Outstanding at March 31, 2007 (not vested)	52,114	$42.50	1.4 years	$2,429

There were 4,170 units vested and transferred to recipients during the three months ended March 31, 2007. As of March 31, 2007, there was $1.1 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable upon meeting the performance criteria over a service period, and generally vest over a period of three years. The amount payable under the initial performance grant of 1,514 units in 2005 is based upon our unit price and upon our total unitholder return during the requisite period as compared to the total unitholder return of a selected peer group of partnerships. The amount payable under all other performance unit grants is based upon the growth in distributions per limited partner unit during the requisite period.
We granted 12,321 performance units to certain officers in February 2007. These units will vest over a three-year performance period ending December 31, 2009, and are payable in HEP common units. The number of units actually earned will be based on the growth of distributions to limited partners over the performance period, and can range from 50% to 150% of the number of performance units issued. The fair value of these performance units is based on the grant date closing unit price of $46.12 and will apply to the number of units ultimately awarded.

A summary of performance units activity as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2007 (not vested)	14,015
Vesting and payment of cash benefit to recipients	—
Granted	12,321
Forfeited	—

Outstanding at March 31, 2007 (not vested)	26,336

There were no payments for performance units vesting during the three months ended March 31, 2007. Based on the weighted average fair value at March 31, 2007 of $47.62, there was $0.8 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Note 6: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP. The major concentration of our petroleum products pipeline system’s revenues is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended
	March 31,
	2007	2006
Holly	58%	56%
Alon	26%	31%
BP	13%	11%
Note 7: Related Party Transactions
Holly
We serve Holly’s refineries in New Mexico and Utah under two 15-year pipeline and terminal agreements. One of these agreements relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (“Holly PTA”). Our other agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (“Holly IPA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. The minimum revenue commitments under the Holly PTA and the Holly IPA increase each year at a rate equal to the percentage change in the producer price index (“PPI”), but will not decrease as a result of a decrease in the PPI.
Following the July 1, 2006 PPI rate adjustment, the volume commitments by Holly under the Holly PTA will produce at least $38.5 million of revenue for the twelve months ending June 30, 2007. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that following the July 1, 2006 PPI rate adjustment, will result in minimum funds to us of $12.4 million for the twelve months ended June 30, 2007.
If Holly fails to meet its minimum revenue commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under the Omnibus Agreement expiring in 2019 that we entered with Holly in July 2004, we pay Holly an annual administrative fee, currently in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
•
Pipeline and terminal revenues received from Holly were $13.8 million and $12.5 million for the three months ended March 31, 2007 and 2006, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.5 million for the three months ended March 31, 2007 and 2006.

•	We reimbursed Holly for costs of employees supporting our operations of $2.3 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively.

•	Holly reimbursed $74,000 and $56,000 to us for certain costs paid on their behalf for the three months ended March 31, 2007 and 2006, respectively.

•
In the three months ended March 31, 2007 and 2006, we distributed $5.4 million and $4.8 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	Our net accounts receivable from Holly were $1.9 million and $3.5 million at March 31, 2007 and December 31, 2006, respectively.

•
Holly has failed to meet its minimum revenue commitment for each of the first seven quarters of the Holly IPA. We have charged Holly $4.0 million for these shortfalls to date, $0.6 million and $0.2 million of which are included in affiliate accounts receivable at March 31, 2007 and December 31, 2006, respectively.

We recognized $0.5 million of shortfalls billed under the Holly IPA in 2006 as additional revenues in the first quarter of 2007, as Holly did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2007 and December 31, includes $2.5 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $2.5 million deferred at March 31, 2007.

BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•
BP is the sole customer of Rio Grande. BP’s agreement to ship on the Rio Grande pipeline expires in April 2007, and will continue year-to-year thereafter unless cancelled by either party prior to the beginning of the previous contract year. We recorded revenues from them of $3.0 million and $2.4 million in the three months ended March 31, 2007 and 2006, respectively.

•	Rio Grande paid distributions to BP of $0.6 million in the three months ended March 31, 2006.

•	Included in our accounts receivable – trade at March 31, 2007 and December 31, 2006 were $1.2 million and $2.1 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon
We have a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”), expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariffs are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. The total annual commitment for 2007, including the effect of the March 1, 2007 PPI adjustment, is $20.8 million.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•
We recognized $4.4 million and $5.1 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $1.8 million and $1.7 million under a pipeline capacity lease for the three months ended March 31, 2007 and 2006, respectively. The capacity lease agreements have remaining terms from less than a year up to three and one-quarter years.

•	We paid $0.6 million to Alon for distributions on our Class B subordinated units for the three months ended March 31, 2007 and 2006.

•	Included in our accounts receivable – trade at March 31, 2007 and December 31, 2006 were $4.5 million and $5.0 million, respectively, which represented the receivable balance from Alon.

•	“Deferred revenue” includes $3.9 million and $3.1 million of minimum revenue commitments under the Alon PTA at March 31, 2007 and December 31, 2006, respectively.
Note 8: Partners’ Equity and Cash Distributions
Issuances of units
Holly currently holds 7,000,000 of our subordinated units and 70,000 of our common units, which constitutes a 45% ownership interest in us, including the 2% general partner interest.
Holly’s subordinated units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that cash is available for common unit distributions during the subordination period. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009. The Holly subordinated units may convert to common units on a one-for-one basis when certain conditions are met. The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.
Under our registration statement filed with the SEC using a “shelf” registration process, we may offer from time to time up to $800.0 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

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
Cash Distributions
We consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our Credit Agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.
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

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per unit data)
General partner interest	$222	$205
General partner incentive distribution	440	189

Total general partner distribution	662	394
Limited partner distribution	10,876	10,067

Total regular quarterly cash distribution	$11,538	$10,461

Cash distribution per unit applicable to limited partners	$0.675	$0.625

On April 27, 2007, we announced a cash distribution for the first quarter of 2007 of $0.69 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid May 15, 2007 to all unitholders of record on May 7, 2007. The aggregate amount of the distribution will be $11.9 million, including $0.5 million paid to the general partner as an incentive distribution.
As a master limited partnership, we distribute our available cash, which exceeds our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Note 9: Supplemental Guarantor/Non-Guarantor Financial Information
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

Condensed Consolidating Balance Sheet
		Guarantor	Non-
March 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$6,287	$4,811	$—	$11,100
Accounts receivable	—	6,277	1,160	—	7,437
Intercompany accounts receivable (payable)	(96,799)	97,027	(228)	—	—
Prepaid and other current assets	105	716	—	—	821

Total current assets	(96,692)	110,307	5,743	—	19,358

Properties and equipment, net	—	125,520	32,804	—	158,324
Investment in subsidiaries	310,137	26,579	—	(336,716)	—
Transportation agreements, net	—	55,771	30	—	55,801
Other assets	1,415	1,055	—	—	2,470

Total assets	$214,860	$319,232	$38,577	$(336,716)	$235,953

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,761	$356	$—	$2,117
Accrued interest	988	—	—	—	988
Deferred revenue	—	6,392	—	—	6,392
Accrued property taxes	—	464	44	—	508
Other current liabilities	365	157	208	—	730

Total current liabilities	1,353	8,774	608	—	10,735

Long-term debt	181,048	—	—	—	181,048
Other long-term liabilities	943	321	—	—	1,264
Minority interest	—	—	—	11,390	11,390
Partners’ equity	31,516	310,137	37,969	(348,106)	31,516

Total liabilities and partners’ equity	$214,860	$319,232	$38,577	$(336,716)	$235,953

Condensed Consolidating Balance Sheet
		Guarantor	Non-
December 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$9,819	$1,734	$—	$11,555
Accounts receivable	—	8,772	2,085	—	10,857
Intercompany accounts receivable (payable)	(78,952)	79,144	(192)	—	—
Prepaid and other current assets	203	1,009	—	—	1,212

Total current assets	(78,747)	98,744	3,627	—	23,624

Properties and equipment, net	—	127,357	33,127	—	160,484
Investment in subsidiaries	298,872	25,581	—	(324,453)	—
Transportation agreements, net	—	56,271	550	—	56,821
Other assets	1,453	1,191	—	—	2,644

Total assets	$221,578	$309,144	$37,304	$(324,453)	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,356	$425	$—	$3,781
Accrued interest	2,941	—	—	—	2,941
Deferred revenue	—	5,486	—	—	5,486
Accrued property taxes	—	726	142	—	868
Other current liabilities	516	389	193	—	1,098

Total current liabilities	3,457	9,957	760	—	14,174

Long-term debt	180,660	—	—	—	180,660
Other long-term liabilities	1,235	315	—	—	1,550
Minority interest	—	—	—	10,963	10,963
Partners’ equity	36,226	298,872	36,544	(335,416)	36,226

Total liabilities and partners’ equity	$221,578	$309,144	$37,304	$(324,453)	$243,573

Condensed Consolidating Statement of Income
		Guarantor	Non-
Three months ended March 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$13,790	$—	$—	$13,790
Third parties	—	7,349	3,026	(293)	10,082

	—	21,139	3,026	(293)	23,872

Operating costs and expenses:
Operations	—	7,277	793	(293)	7,777
Depreciation and amortization	—	3,223	848	—	4,071
General and administrative	766	520	1	—	1,287

	766	11,020	1,642	(293)	13,135

Operating income (loss)	(766)	10,119	1,384	—	10,737

Equity in earnings of subsidiaries	11,264	997	—	(12,261)	—
Interest income (expense)	(3,064)	(149)	40	—	(3,173)
Gain on sale of assets	—	297	—	—	297
Minority interest	—	—	—	(427)	(427)

Net income	$7,434	$11,264	$1,424	$(12,688)	$7,434

Condensed Consolidating Statement of Income
		Guarantor	Non-
Three months ended March 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$12,482	$—	$—	$12,482
Third parties	—	7,881	2,369	(294)	9,956

	—	20,363	2,369	(294)	22,438

Operating costs and expenses:
Operations	—	6,670	733	(294)	7,109
Depreciation and amortization	—	2,949	844	—	3,793
General and administrative	712	511	1	—	1,224

	712	10,130	1,578	(294)	12,126

Operating income (loss)	(712)	10,233	791	—	10,312

Equity in earnings of subsidiaries	10,789	572	—	(11,361)	—
Interest income (expense)	(2,942)	(16)	26	—	(2,932)
Minority interest	—	—	—	(245)	(245)

Net income	$7,135	$10,789	$817	$(11,606)	$7,135

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$12,446	$(2,934)	$3,081	$—	$12,593

Cash flows from investing activities
Additions to properties and equipment	—	(908)	(4)	—	(912)
Proceeds from sale of assets	—	325	—	—	325

	—	(583)	(4)	—	(587)

Cash flows from financing activities
Distributions to partners	(11,538)	—	—	—	(11,538)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Other	—	(15)	—	—	(15)

	(12,446)	(15)	—	—	(12,461)

Cash and cash equivalents
Increase (decrease) for the period	—	(3,532)	3,077	—	(455)
Beginning of period	2	9,819	1,734	—	11,555

End of period	$2	$6,287	$4,811	$—	$11,100

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$10,461	$(1,959)	$1,460	$(1,400)	$8,562

Cash flows from investing activities – additions to properties and equipment	—	(782)	(35)	—	(817)

Cash flows from financing activities
Distributions to partners	(10,461)	—	(2,000)	2,000	(10,461)
Cash distribution to minority interest	—	—	—	(600)	(600)

	(10,461)	—	(2,000)	1,400	(11,061)

Cash and cash equivalents
Decrease for the period	—	(2,741)	(575)	—	(3,316)
Beginning of period	2	17,770	2,811	—	20,583

End of period	$2	$15,029	$2,236	$—	$17,267

Note 10: Investment in Joint Venture
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
Our revenues for the three months ended March 31, 2007 were $23.9 million and our net income for the three months ended March 31, 2007 was $7.4 million. Our revenues and net income for the three months ended March 31, 2006 were $22.4 million and $7.1 million, respectively. Our total operating costs and expenses for the three months ended March 31, 2007 were $13.1 million, as compared to $12.1 million for the three months ended March 31, 2006.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under two 15-year pipeline and terminal agreements. One of these agreements relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (“Holly PTA”). Our other agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (“Holly IPA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. Following the July 1, 2006 rate adjustment for the increased producer price index (“PPI”), the volume commitments by Holly under the Holly PTA will produce at least $38.5 million of revenue for the twelve months ending June 30, 2007. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that following the July 1, 2006 PPI adjustment, will result in minimum funds to us of $12.4 million for the twelve months ended June 30, 2007. If Holly fails to meet its minimum revenue commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under an omnibus agreement expiring in 2019 that we entered with Holly in July 2004 (the “Omnibus Agreement”), we pay Holly an annual administrative fee, currently in the amount of $2.0 million, for the provision by Holly or its affiliates of various general and administrative services to us for three years following the closing of our initial public offering. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$8,239	$7,323
Affiliates – intermediate pipelines	3,009	2,473
Third parties	8,790	8,777

	20,038	18,573

Terminals and truck loading racks:
Affiliates	2,542	2,686
Third parties	1,292	1,179

	3,834	3,865

Total revenues	23,872	22,438

Operating costs and expenses
Operations	7,777	7,109
Depreciation and amortization	4,071	3,793
General and administrative	1,287	1,224

	13,135	12,126

Operating income	10,737	10,312

Interest income	185	243
Interest expense, including amortization	(3,358)	(3,175)
Gain on sale of assets	297	—
Minority interest in Rio Grande	(427)	(245)

Net income	7,434	7,135

Less general partner interest in net income, including incentive distributions (1)	580	327

Limited partners’ interest in net income	$6,854	$6,808

Net income per limited partner unit — basic and diluted (1)	$0.43	$0.42

Weighted average limited partners’ units outstanding	16,108	16,108

EBITDA (2)	$14,678	$13,860

Distributable cash flow (3)	$12,594	$11,214

Volumes (bpd)

Pipelines:
Affiliates – refined product pipelines	72,361	66,570
Affiliates – intermediate pipelines	59,474	61,052
Third parties	65,187	77,338

	197,022	204,960

Terminals and truck loading racks:
Affiliates	120,186	119,168
Third parties	46,846	47,056

	167,032	166,224

Total for pipelines and terminal assets (bpd)	364,054	371,184

(1)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.4 million and $0.2 million were declared during the three months ended March 31, 2007 and 2006, respectively. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$7,434	$7,135
Add interest expense	3,055	2,933
Add amortization of discount and deferred debt issuance costs	303	242
Subtract interest income	(185)	(243)
Add depreciation and amortization	4,071	3,793

EBITDA	$14,678	$13,860

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

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income	$7,434	$7,135
Add depreciation and amortization	4,071	3,793
Add amortization of discount and deferred debt issuance costs	303	242
Add increase in deferred revenue	906	484
Subtract maintenance capital expenditures*	(120)	(440)

Distributable cash flow	$12,594	$11,214

*
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

	March 31,	December 31,
	2007	2006
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$11,100	$11,555
Working capital	$8,623	$9,450
Total assets	$235,953	$243,573
Long-term debt	$181,048	$180,660
Partners’ equity	$31,516	$36,226
As a master limited partnership, we distribute our available cash, which exceeds our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Results of Operations – Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
Summary
Net income was $7.4 million for the three months ended March 31, 2007, an increase of $0.3 million from $7.1 million for the three months ended March 31, 2006. The increase in overall earnings was principally due to the effects of annual tariff increases on our pipelines and the recognition of certain previously deferred revenue, offset by the effect of a net decrease in volumes transported on our pipeline systems combined with an increase in our operating costs and expenses. Approximately $1.4 million of revenue relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the first quarter. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve month period.
Revenues
Revenues for the three months ended March 31, 2007 increased $1.5 million from the three months ended March 31, 2006. This increase resulted principally from the effects of annual tariff increases on our pipelines and the recognition of $0.5 million of certain previously deferred revenue.
Revenues from refined product pipelines increased by $0.9 million from $16.1 million for the three months ended March 31, 2006 to $17.0 million for the three months ended March 31, 2007. This increase in refined product pipeline revenue is principally due to the effect of the annual tariff increase on refined product shipments. This favorable factor was partially offset by the effect of a net decrease in volumes transported on our refined product pipeline systems. Shipments on the Partnership’s refined product pipelines averaged 137.6 thousand barrels per day (“mbpd”) for the three months ended March 31, 2007 as compared to 143.9 mbpd for the three months ended March 31, 2006. This decrease was due to a decline in third-party shipments, partially offset by an increase in shipments by our affiliates.
Revenues from the intermediate product pipelines were $3.0 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. This increase in intermediate pipeline revenue is principally due to the recognition of $0.5 million of previously deferred revenue as the contractual period to provide certain pipeline services had expired. Shipments on the Partnership’s intermediate product pipelines averaged 59.5 mbpd for the three months ended March 31, 2007 as compared to 61.1 mbpd for the three months ended March 31, 2006. The effect of this small decrease in volumes shipped was offset by the annual increase in the intermediate pipeline tariff.

Although net volumes shipped on our refined product and intermediate pipelines were below expectations for the quarter due to the impact of refinery problems of certain shippers, the effects on our distributable cash were mitigated due to the terms of certain pipeline agreements which commit those shippers to minimum shipment levels.
Revenues from terminal and truck loading rack service fees decreased slightly from $3.9 million for the three months ended March 31, 2006 to $3.8 million for the three months ended March 31, 2007. Refined products terminalled in our facilities were 167.0 mbpd for the three months ended March 31, 2007 as compared to 166.2 mbpd for the three months ended March 31, 2006.
Operating Costs
Operations expense increased by $0.7 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase in expense was principally due a $0.4 million increase in the cost of employees who perform services for us including the addition of two new senior level executives.
Depreciation and Amortization
Depreciation and amortization was $0.3 million higher for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, due principally to depreciation and amortization on fixed asset additions.
General and Administrative
General and administrative costs increased less than $0.1 million from the three months ended March 31, 2006 to the three months ended March 31, 2007.
Interest Expense
Interest expense for the three months ended March 31, 2007 totaled $3.4 million, an increase of $0.2 million from $3.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, interest expense consisted of: $3.0 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the three months ended March 31, 2006, interest expense consisted of: $2.8 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.4 million for the three months ended March 31, 2007 as compared to $0.2 million for the three months ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100.0 million senior secured revolving credit agreement (the “Credit Agreement”) expiring in July 2008. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. As of March 31, 2007, we had no amounts outstanding under the Credit Agreement.

Our senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (“Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Under our “shelf” registration process, filed September 2, 2005, we may offer from time to time up to $800.0 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February 2007, we paid a regular cash distribution for the fourth quarter of 2006 of $0.675 on all units, an aggregate amount of $11.5 million. Included in this distribution was $0.4 million paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
Cash and cash equivalents decreased by $0.5 million during the quarter ended March 31, 2007. The cash flows used for financing activities of $12.5 million, in addition to cash flows used for investing activities of $0.6 million, exceeded cash flows generated from operating activities of $12.6 million. Working capital decreased during the quarter by $0.8 million to $8.6 million at March 31, 2007.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $4.0 million from $8.6 million for the three months ended March 31, 2006 to $12.6 million for the three months ended March 31, 2007. This increase is mainly due to $3.9 million in additional cash collections from our major customers, resulting principally from increased revenues and shortfall billings. The remaining increase in cash flows from operating activities is due to miscellaneous year-over-year changes in collections and payments.
As discussed above, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue payments. Certain of these shippers then have the right to recapture these amounts if future revenues exceed minimum levels. During the first three months of 2007, we received cash payments of approximately $1.3 million under these commitments. We billed $0.5 million in the first quarter of 2006 related to first quarter shortfalls, which expired without recapture and was recognized as revenue in the first quarter of 2007. Another $1.4 million is included in our accounts receivable at March 31, 2007 related to shortfalls produced in the first quarter of 2007.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $0.2 million from $0.8 million for the first quarter of 2006 to $0.6 million for first quarter of 2007. Additions to properties and equipment for the quarter ended March 31, 2007 was $0.9 million, an increase of $0.1 million from $0.8 million for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, we received cash proceeds of $0.3 million on the sale of certain assets.
Cash Flows — Financing Activities
Cash flows used for financing activities amounted to $12.5 million for the three months ended March 31, 2007. This compared to cash flows used for financing activities of $11.1 million in the three months ended March 31, 2006. In the first quarter of 2007, we paid cash distributions on all units and the general partner interest in the aggregate amount of $11.5 million, an increase of $1.0 million from $10.5 million in distributions paid in the first quarter of 2006. There were no distributions to the minority interest owner in

Rio Grande for the quarter ended March 31, 2007, as compared to $0.6 million for the quarter ended March 31, 2006.
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
We anticipate that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for smaller capital development projects (including the investment in the Utah crude oil pipeline project as described in the preceding paragraph) will be funded with existing cash balances, cash generated by operations and advances under our Credit Agreement.
The HLS board of directors is also considering a project to construct a 12-inch pipeline from Salt Lake City to Las Vegas, with service also to the Cedar City, Utah area. The initial capacity of the pipeline would be approximately 62,000 bpd, and it is expected that the capacity could be later increased up to approximately 118,000 bpd by adding pump stations. The cost of the pipeline is expected to be approximately $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. We are currently in the process of evaluating bids solicited through an “open season” that ended in March 2007, and we expect to make a final decision on whether to proceed with this project based on the level of commitment from shippers. Certain preliminary work has already been carried out on this project by Holly, but as of the date of this report we have not expended HEP funds or committed to do so with respect to the project. If we choose to carry out this project, our financing for the project would include reimbursement to Holly for previous expenditures and assumption of any commitments previously made by Holly with respect to the project, and might also involve an investment in the project by one or more other companies, making our investment proportionately less.
We are also studying several other projects which are in the early stages of analysis.
We expect to use the issuance of common units and/or debt securities as the principal means of financing large investments in major capital projects such as the proposed Salt Lake City to Las Vegas pipeline project described in the preceding paragraph.
Credit Agreement
In conjunction with our initial public offering on July 13, 2004, we entered into a four-year, $100.0 million senior secured revolving Credit Agreement expiring in July 2008. Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit. Up to $5.0 million is available to fund distributions to unitholders. As of March 31, 2007, we had no amounts outstanding under the Credit Agreement.
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
The $185.0 million principal amount of Senior Notes is recorded at $181.0 million on our accompanying consolidated balance sheet at March 31, 2007. The difference is due to the $3.0 million unamortized discount and $1.0 million relating to the fair value of the interest rate swap contract as further discussed under “Risk Management.”
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the quarters ended March 31, 2007 and 2006.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3.9% annually over the past 3 calendar years.
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
Holly has agreed to indemnify us in an aggregate amount not to exceed $15.0 million for ten years after the closing of our initial public offering on July 13, 2004 for environmental noncompliance and remediation liabilities associated with the assets initially transferred to us and occurring or existing before that date, and provide $2.5 million of additional indemnification for the Intermediate Pipelines acquired in July 2005. Additionally, we entered into an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in February 2005, where Alon will indemnify us for ten years subject to a $100,000 deductible and a $20.0 million maximum liability cap.
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

An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $1.2 million over the next five years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. As of March 31, 2007, we estimate the total remaining remediation cost for the Albuquerque terminal to be insignificant. A remediation project is also under way in New Mexico concerning a leak on our refined product pipeline from Artesia, New Mexico to Orla, Texas. As of March 31, 2007, we estimate the remaining cost on this project to be $0.2 million, half of which will be incurred in 2007. Holly has agreed, subject to a $15.0 million limit, to indemnify us for environmental liabilities related to the assets transferred to us by Holly to the extent such liabilities existed or arose from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release near Sweetwater, Texas. As of March 31, 2007, we estimate that the total remaining remediation cost for this incident to be insignificant. This occurrence is not subject to indemnification from Alon.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2007.
Recent Accounting Pronouncements
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.

RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three-month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at March 31, 2007 was 6.5175%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $1.0 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at March 31, 2007. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at March 31, 2007.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At March 31, 2007, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of March 31, 2006 would result in a change of approximately $5.0 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At March 31, 2007, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(c) Common unit repurchases made in the quarter
In the first quarter of 2007, we paid $0.9 million for the purchase of 19,687 of our common units in the open market for the recipients of our February 2007 restricted unit grants.

Maximum Number
			Total Number of	of Units that May
			Units Purchased as	Yet Be Purchased
			Part of Publicly	Under a Publicly
	Total Number of	Average Price	Announced Plan or	Announced Plan or
Period	Units Purchased	Paid Per Unit	Program	Program
January 2007	—	$—	—	—
February 2007	—	$—	—	—
March 2007	19,687	$47.17	—	—

Total	19,687	$47.17	—

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: May 4, 2007	/s/ P. Dean Ridenour P. Dean Ridenour
Vice President and Chief Accounting Officer
and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)