Form 10-Q
period 2007-06-30
HOLLY ENERGY PARTNERS LP
filed 2007-08-06
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at July 20, 2007 was 8,170,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could differ materially from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of petroleum products shipped on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products in markets we serve;

•	Our ability to successfully purchase and integrate additional operations in the future;

•	Our ability to complete previously announced pending or contemplated acquisitions;

•	The availability and cost of our financing;

•	The possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2007	December 31,
	(Unaudited)	2006
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$11,563	$11,555
Accounts receivable:
Trade	4,575	7,339
Affiliates	3,891	3,518

	8,466	10,857

Prepaid and other current assets	938	1,212

Total current assets	20,967	23,624

Properties and equipment, net	156,671	160,484
Transportation agreements, net	55,272	56,821
Other assets	2,279	2,644

Total assets	$235,189	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$1,872	$3,781
Accrued interest	2,932	2,941
Deferred revenue	4,495	5,486
Accrued property taxes	614	868
Other current liabilities	721	1,098

Total current liabilities	10,634	14,174

Commitments and contingencies	—	—
Long-term debt	181,443	180,660
Other long-term liabilities	970	1,550
Minority interest	11,003	10,963

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	174,248	176,844
Subordinated unitholders (7,000,000 units issued and outstanding)	(72,131)	(70,022)
Class B subordinated unitholders (937,500 units issued and outstanding)	23,186	23,469
General partner interest (2% interest)	(94,164)	(94,065)

Total partners’ equity	31,139	36,226

Total liabilities and partners’ equity	$235,189	$243,573

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per unit data)
Revenues:
Affiliates	$16,353	$10,584	$30,115	$23,066
Third parties	10,778	7,943	20,888	17,899

	27,131	18,527	51,003	40,965

Operating costs and expenses:
Operations	8,263	7,429	16,040	14,538
Depreciation and amortization	3,208	3,781	7,279	7,574
General and administrative	1,275	1,289	2,562	2,513

	12,746	12,499	25,881	24,625

Operating income	14,385	6,028	25,122	16,340

Other income (expense):
Interest income	145	245	330	488
Interest expense	(3,371)	(3,247)	(6,729)	(6,422)
Gain on sale of assets	1	—	298	—

	(3,225)	(3,002)	(6,101)	(5,934)

Income before minority interest	11,160	3,026	19,021	10,406

Minority interest in Rio Grande Pipeline Company	(154)	(28)	(581)	(273)

Net income	11,006	2,998	18,440	10,133

Less general partner interest in net income	726	319	1,306	646

Limited partners’ interest in net income	$10,280	$2,679	$17,134	$9,487

Net income per limited partner unit - basic and diluted	$0.64	$0.17	$1.06	$0.59

Weighted average limited partners’ units outstanding	16,108	16,108	16,108	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$18,440	$10,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,279	7,574
Minority interest in Rio Grande Pipeline Company	581	273
Amortization of restricted and performance units	763	409
Gain on sale of assets	(298)	—
(Increase) decrease in current assets:
Accounts receivable – trade	2,764	(759)
Accounts receivable – affiliates	(373)	333
Prepaid and other current assets	274	172
Increase (decrease) in current liabilities:
Accounts payable	(1,909)	398
Accrued interest	(9)	32
Deferred revenue	(991)	3,916
Accrued property tax	(254)	(188)
Other current liabilities	(377)	(12)
Other, net	572	205

Net cash provided by operating activities	26,462	22,486

Cash flows from investing activities
Additions to properties and equipment	(1,933)	(3,699)
Proceeds from sale of assets	325	—

Net cash used for investing activities	(1,608)	(3,699)

Cash flows from financing activities
Distributions to partners	(23,382)	(21,244)
Purchase of units for restricted grants	(908)	(512)
Cash distributions to minority interest	(540)	(1,200)
Other	(16)	—

Net cash used for financing activities	(24,846)	(22,956)

Cash and cash equivalents
Increase (decrease) for period	8	(4,169)
Beginning of period	11,555	20,583

End of period	$11,563	$16,414

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2006	$176,844	$(70,022)	$23,469	$(94,065)	$36,226

Distributions to partners	(11,142)	(9,555)	(1,280)	(1,405)	(23,382)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Amortization of restricted and performance units	763	—	—	—	763
Net income	8,691	7,446	997	1,306	18,440

Balance June 30, 2007	$174,248	$(72,131)	$23,186	$(94,164)	$31,139

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
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). In July 2005, we acquired the two parallel intermediate feedstock pipelines which connect the Lovington, New Mexico and Artesia, New Mexico refining facilities. The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. We operate refined product pipelines as part of the product distribution network of the Navajo Refinery. Our terminal operations serving the Navajo Refinery include a truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
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
The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
Recent Accounting Pronouncements
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
Note 2: Properties and Equipment

	June 30,	December 31,
	2007	2006
	(In thousands)
Pipelines and terminals	$196,308	$195,688
Land and right of way	22,825	22,486
Other	5,294	5,267
Construction in progress	2,745	1,539

	227,172	224,980
Less accumulated depreciation	70,501	64,496

	$156,671	$160,484

During the three and six months ended June 30, 2007 and 2006, we did not capitalize any interest related to major construction projects.
Note 3: Transportation Agreements
Our transportation agreements consist of the following:
•
Costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc (“BP”). The initial 10-year term of this agreement expired in April 2007 and was extended for an additional year. This agreement will continue on a year-to-year basis unless cancelled by either party prior to the end of the previous contract year. The carrying amount of this asset was fully amortized and retired as of June 30, 2007.

•
A portion of the total purchase price of the Alon assets was allocated to the transportation agreement asset based on an estimated fair value derived under the income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the pipelines and terminals agreement with Alon plus the expected 15-year extension period.

The carrying amounts of our transportation agreements are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Rio Grande transportation agreement	$—	$20,836
Alon transportation agreement	59,933	59,933

	59,933	80,769
Less accumulated amortization	4,661	23,948

	$55,272	$56,821

Note 4: Debt
Credit Agreement
We have a four-year, $100.0 million senior secured revolving credit agreement (the “Credit Agreement”) expiring in July 2008. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of June 30, 2007 and December 31, 2006, we had no amounts outstanding under the Credit Agreement.

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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the base rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.50% to 2.25%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate of 0.375% or 0.500% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2007, we are subject to the 0.500% rate on the $100.0 million of the unused commitment on the Credit Agreement. The agreement matures in July 2008. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The $185.0 million principal amount of Senior Notes is recorded at $181.4 million on our consolidated balance sheets at June 30, 2007. The difference of $3.6 million is due to $2.9 million of unamortized discount and $0.7 million relating to the fair value of the interest rate swap contract discussed below.

Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60.0 million notional amount is equal to three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 6.56% on $60.0 million of the debt during the six months ended June 30, 2007. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge as defined by SFAS No. 133. Our interest rate swap meets the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have used the “shortcut” method of accounting prescribed for fair value hedges by Statement of Financial Accounting Standard (“SFAS”) No. 133. Accordingly, we adjust the carrying value of the swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swap.
The fair value of our interest rate swap of $0.7 million and $1.2 million is included in “Other long-term liabilities” in our consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at June 30, 2007 and December 31, 2006.
Other Debt Information

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$5,874	$5,690
Amortization of discount and deferred issuance costs	607	484
Commitment fees	248	248

Net interest expense	$6,729	$6,422

Cash paid for interest(1)	$6,259	$5,906

(1)	Net of cash received under our interest rate swap agreement of $1.9 million for the six months ended June 30, 2007 and 2006.
The estimated fair value of our Senior Notes was $173.0 million at June 30, 2007.
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly under certain provisions of an omnibus agreement we entered into with Holly in July 2004 (the “Omnibus Agreement”).
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.4 million for the three months ended June 30, 2007 and 2006 and $0.8 million and $0.6 million for the six months ended June 30 2007 and 2006, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

On June 30, 2007, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.5 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At June 30, 2007, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 253,255 had not yet been granted.
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
A summary of restricted unit activity as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2007 (not vested)	36,597	40.21
Granted	19,687	46.12
Forfeited	(1,555)	45.94
Vesting and transfer of full ownership to recipients	(4,170)	39.45

Outstanding at June 30, 2007 (not vested)	50,559	$42.02	1.1 years	$2,573

There were 4,170 units vested and transferred to recipients during the six months ended June 30, 2007. As of June 30, 2007, there was $0.8 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.
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

A summary of performance units activity as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2007 (not vested)	14,015
Vesting and payment of cash benefit to recipients	—
Granted	12,321
Forfeited	(2,188)

Outstanding at June 30, 2007 (not vested)	24,148

There were no payments for performance units vesting during the six months ended June 30, 2007. Based on the weighted average fair value at June 30, 2007 of $47.62, there was $0.6 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Note 6: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP. The major concentration of our petroleum products pipeline system’s revenue is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Holly	60%	57%	59%	56%
Alon	29%	30%	28%	30%
BP	7%	9%	10%	10%
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
Following the July 1, 2007 PPI rate adjustment, the volume commitments by Holly under the Holly PTA will produce at least $39.6 million of revenue for the twelve months ending June 30, 2008. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that following the July 1, 2007 PPI rate adjustment, will result in minimum funds to us of $12.8 million for the twelve months ended June 30, 2008.
If Holly fails to meet its minimum revenue commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee, initially $2.0 million for each of the three years following the closing of our initial public offering, for the provision by Holly or its affiliates of various general and administrative services to us. Effective July 1, 2007, the annual fee increased to $2.3 million in accordance with provisions under the agreement. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
•
Pipeline and terminal revenues received from Holly were $16.4 million and $10.6 million for the three months ended June 30, 2007 and 2006, respectively, and $30.1 million and $23.1 million for the six months ended June 30, 2007 and 2006, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•
Holly charged general and administrative services under the Omnibus Agreement of $0.5 million for the three months ended June 30, 2007 and 2006 and $1.0 million for the six months ended June 30, 2007 and 2006.

•
We reimbursed Holly for costs of employees supporting our operations of $2.3 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $4.6 million and $3.7 million for the six months ended June 30, 2007 and 2006, respectively.

•
Holly reimbursed us $24,000 and $40,000 for certain costs paid on their behalf for the three months ended June 30, 2007 and 2006, respectively, and $98,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively.

•
In the three months ended June 30, 2007 and 2006, we distributed $5.6 million and $5.0 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest. We distributed $11.1 million and $9.8 million to Holly in the six months ended June 30, 2007 and 2006, respectively.

•	Our net accounts receivable from Holly were $3.9 million and $3.5 million at June 30, 2007 and December 31, 2006, respectively.

•
Holly has failed to meet its minimum revenue commitment for each of the first eight quarters of the Holly IPA. We have charged Holly $4.1 million for these shortfalls to date, $0.2 million of which is included in affiliate accounts receivable at June 30, 2007 and December 31, 2006.

•
For the three and six months ended June 30, 2007, our revenues from Holly included $1.1 million and $1.6 million, respectively, of shortfalls billed under the Holly IPA in 2006 as Holly did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2007 and December 31, 2006, includes $1.5 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $1.5 million deferred at June 30, 2007.

BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•
BP is the sole customer of Rio Grande. BP’s agreement to ship on the Rio Grande pipeline expired in April 2007 and was extended for an additional year. This agreement will continue on a year-to-year basis unless cancelled by either party prior to the end of the previous contract year. We recorded revenues from them of $1.8 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively, and $4.8 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively.

•
Rio Grande paid distributions to BP of $0.5 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

•	Included in our accounts receivable – trade at June 30, 2007 and December 31, 2006 were $0.4 million and $2.1 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon
We have a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”), expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariffs are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2007 PPI rate adjustment, Alon’s total minimum commitment for the twelve months ending December 31, 2007 is $20.8 million.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•
We recognized $6.2 million and $5.6 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $1.8 million and $1.7 million under a pipeline capacity lease for the three months ended June 30, 2007 and 2006, respectively. We recognized $10.7 million and $12.4 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $3.5 million and $3.4 million under a pipeline capacity lease for the six months ended June 30, 2007 and 2006, respectively. The capacity lease agreements have remaining terms from less than a year up to three years.

•
We paid $0.7 million and $0.6 million to Alon for distributions on our Class B subordinated units for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

•	Included in our accounts receivable – trade at June 30, 2007 and December 31, 2006 were $4.4 million and $5.0 million, respectively, which represented the receivable balance from Alon.

•
For the three and six months ended June 30, 2007, our revenues from Alon included $1.5 million of shortfalls billed under the Alon PTA in 2006 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2007 and December 31, 2006 includes $3.0 million and $3.1 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $3.0 million deferred at June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per unit data)
General partner interest	$227	$210	$449	$416
General partner incentive distribution	516	264	956	453

Total general partner distribution	743	474	1,405	869
Limited partner distribution	11,101	10,309	21,977	20,375

Total regular quarterly cash distribution	$11,844	$10,783	$23,382	$21,244

Cash distribution per unit applicable to limited partners	$0.69	$0.64	$1.365	$1.265

On July 26, 2007, we announced a cash distribution for the second quarter of 2007 of $0.705 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid August 14, 2007 to all unitholders of record on August 6, 2007. The aggregate amount of the distribution will be $12.2 million, including $0.6 million paid to the general partner as an incentive distribution.
As a master limited partnership, we distribute our available cash, which exceeds our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Note 9: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional. Rio Grande (“Non-Guarantor”), in which we have a 70% ownership interest, is the only subsidiary, which has not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet
		Guarantor	Non-
June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$7,099	$4,462	$—	$11,563
Accounts receivable	—	8,054	412	—	8,466
Intercompany accounts receivable (payable)	(109,671)	109,878	(207)	—	—
Prepaid and other current assets	6	932	—	—	938

Total current assets	(109,663)	125,963	4,667	—	20,967

Properties and equipment, net	—	124,098	32,573	—	156,671
Investment in subsidiaries	324,956	25,675	—	(350,631)	—
Transportation agreements, net	—	55,272	—	—	55,272
Other assets	1,378	901	—	—	2,279

Total assets	$216,671	$331,909	$37,240	$(350,631)	$235,189

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,480	$392	$—	$1,872
Accrued interest	2,930	2	—	—	2,932
Deferred revenue	—	4,495	—	—	4,495
Accrued property taxes	—	527	87	—	614
Other current liabilities	516	122	83	—	721

Total current liabilities	3,446	6,626	562	—	10,634

Long-term debt	181,443	—	—	—	181,443
Other long-term liabilities	643	327	—	—	970
Minority interest	—	—	—	11,003	11,003
Partners’ equity	31,139	324,956	36,678	(361,634)	31,139

Total liabilities and partners’ equity	$216,671	$331,909	$37,240	$(350,631)	$235,189

Condensed Consolidating Balance Sheet
		Guarantor	Non-
December 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$9,819	$1,734	$—	$11,555
Accounts receivable	—	8,772	2,085	—	10,857
Intercompany accounts receivable (payable)	(78,952)	79,144	(192)	—	—
Prepaid and other current assets	203	1,009	—	—	1,212

Total current assets	(78,747)	98,744	3,627	—	23,624

Properties and equipment, net	—	127,357	33,127	—	160,484
Investment in subsidiaries	298,872	25,581	—	(324,453)	—
Transportation agreements, net	—	56,271	550	—	56,821
Other assets	1,453	1,191	—	—	2,644

Total assets	$221,578	$309,144	$37,304	$(324,453)	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,356	$425	$—	$3,781
Accrued interest	2,941	—	—	—	2,941
Deferred revenue	—	5,486	—	—	5,486
Accrued property taxes	—	726	142	—	868
Other current liabilities	516	389	193	—	1,098

Total current liabilities	3,457	9,957	760	—	14,174

Long-term debt	180,660	—	—	—	180,660
Other long-term liabilities	1,235	315	—	—	1,550
Minority interest	—	—	—	10,963	10,963
Partners’ equity	36,226	298,872	36,544	(335,416)	36,226

Total liabilities and partners’ equity	$221,578	$309,144	$37,304	$(324,453)	$243,573

Condensed Consolidating Statement of Income
		Guarantor	Non-
Three months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$16,353	$—	$—	$16,353
Third parties	—	9,258	1,820	(300)	10,778

	—	25,611	1,820	(300)	27,131

Operating costs and expenses:
Operations	—	7,601	962	(300)	8,263
Depreciation and amortization	—	2,851	357	—	3,208
General and administrative	739	515	21	—	1,275

	739	10,967	1,340	(300)	12,746

Operating income (loss)	(739)	14,644	480	—	14,385

Equity in earnings of subsidiaries	14,820	356	—	(15,176)	—
Interest income (expense)	(3,075)	(181)	30	—	(3,226)
Gain on sale of assets	—	1	—	—	1
Minority interest	—	—	—	(154)	(154)

Net income	$11,006	$14,820	$510	$(15,330)	$11,006

Condensed Consolidating Statement of Income
		Guarantor	Non-
Three months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$10,584	$—	$—	$10,584
Third parties	—	6,607	1,637	(301)	7,943

	—	17,191	1,637	(301)	18,527

Operating costs and expenses:
Operations	—	7,006	724	(301)	7,429
Depreciation and amortization	—	2,934	847	—	3,781
General and administrative	777	510	2	—	1,289

	777	10,450	1,573	(301)	12,499

Operating income (loss)	(777)	6,741	64	—	6,028

Equity in earnings of subsidiaries	6,788	65	—	(6,853)	—
Interest income (expense)	(3,013)	(18)	29	—	(3,002)
Minority interest	—	—	—	(28)	(28)

Net income	$2,998	$6,788	$93	$(6,881)	$2,998

Condensed Consolidating Statement of Income
		Guarantor	Non-
Six months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$30,115	$—	$—	$30,115
Third parties	—	16,635	4,846	(593)	20,888

	—	46,750	4,846	(593)	51,003

Operating costs and expenses:
Operations	—	14,878	1,755	(593)	16,040
Depreciation and amortization	—	6,074	1,205	—	7,279
General and administrative	1,505	1,035	22	—	2,562

	1,505	21,987	2,982	(593)	25,881

Operating income (loss)	(1,505)	24,763	1,864	—	25,122

Equity in earnings of subsidiaries	26,084	1,353	—	(27,437)	—
Interest income (expense)	(6,139)	(330)	70	—	(6,399)
Gain on sale of assets	—	298	—	—	298
Minority interest	—	—	—	(581)	(581)

Net income	$18,440	$26,084	$1,934	$(28,018)	$18,440

Condensed Consolidating Statement of Income
		Guarantor	Non-
Six months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$23,066	$—	$—	$23,066
Third parties	—	14,488	4,006	(595)	17,899

	—	37,554	4,006	(595)	40,965

Operating costs and expenses:
Operations	—	13,676	1,457	(595)	14,538
Depreciation and amortization	—	5,883	1,691	—	7,574
General and administrative	1,489	1,021	3	—	2,513

	1,489	20,580	3,151	(595)	24,625

Operating income (loss)	(1,489)	16,974	855	—	16,340

Equity in earnings of subsidiaries	17,577	637	—	(18,214)	—
Interest income (expense)	(5,955)	(34)	55	—	(5,934)
Minority interest	—	—	—	(273)	(273)

Net income	$10,133	$17,577	$910	$(18,487)	$10,133

Condensed Consolidating Statement of Cash Flows
		Guarantor	Non-
Six months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$24,290	$(1,196)	$4,628	$(1,260)	$26,462

Cash flows from investing activities
Additions to properties and equipment	—	(1,833)	(100)	—	(1,933)
Proceeds from sale of assets	—	325	—	—	325

	—	(1,508)	(100)	—	(1,608)

Cash flows from financing activities
Distributions to partners	(23,382)	—	(1,800)	1,800	(23,382)
Cash distribution to minority interest	—	—	—	(540)	(540)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Other	—	(16)	—	—	(16)

	(24,290)	(16)	(1,800)	1,260	(24,846)

Cash and cash equivalents
Increase (decrease) for the period	—	(2,720)	2,728	—	8
Beginning of period	2	9,819	1,734	—	11,555

End of period	$2	$7,099	$4,462	$—	$11,563

Condensed Consolidating Statement of Cash Flows
		Guarantor	Non-
Six months ended June 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$21,756	$670	$2,860	$(2,800)	$22,486

Cash flows from investing activities – additions to properties and equipment	—	(3,543)	(156)	—	(3,699)

Cash flows from financing activities
Distributions to partners	(21,244)	—	(4,000)	4,000	(21,244)
Cash distribution to minority interest	—	—	—	(1,200)	(1,200)
Purchase of units for restricted grants	(512)	—	—	—	(512)

	(21,756)	—	(4,000)	2,800	(22,956)

Cash and cash equivalents
Decrease for the period	—	(2,873)	(1,296)	—	(4,169)
Beginning of period	2	17,770	2,811	—	20,583

End of period	$2	$14,897	$1,515	$—	$16,414

Note 10: Proposed Joint Ventures
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
As previously announced, Holly has entered into a Memorandum of Understanding with Sinclair Transportation Company (‘Sinclair”) to jointly build a 12-inch pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”).

Subject to the execution of definitive agreements, Holly will own a 75% interest and Sinclair will own a 25% interest in the project. We have an understanding with Holly that we will be the operator and will have an option to purchase Holly’s interest in the project, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s share of actual costs, plus interest at 7% per annum. The initial capacity of the pipeline will be approximately 62,000 bpd, with the capacity for further expansion to approximately 120,000 bpd. The cost of the pipeline is expected to be approximately $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. Certain preliminary work has already been carried out on this project by Holly. Construction of this project is currently expected to be completed by the end of 2008.

HOLLY ENERGY PARTNERS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership. We own and operate substantially all of the refined product pipeline and terminalling assets that support the Holly Corporation (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). HEP is currently 45% owned by Holly.
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
Our revenues for the six months ended June 30, 2007 were $51.0 million and our net income for the six months ended June 30, 2007 was $18.4 million. Our revenues and net income for the six months ended June 30, 2006 were $41.0 million and $10.1 million, respectively. Our total operating costs and expenses for the six months ended June 30, 2007 were $25.9 million, as compared to $24.6 million for the six months ended June 30, 2006.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under two 15-year pipeline and terminal agreements. One of these agreements relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (“Holly PTA”). Our other agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (“Holly IPA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. Following the July 1, 2007 rate adjustment for the increased producer price index (“PPI”), the volume commitments by Holly under the Holly PTA will produce at least $39.6 million of revenue for the twelve months ending June 30, 2008. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the intermediate pipelines that following the July 1, 2007 PPI adjustment will result in minimum funds to us of $12.8 million for the twelve months ended June 30, 2008. If Holly fails to meet its minimum revenue commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under certain provisions of an omnibus agreement that we entered with Holly in July 2004 and expires in 2019 (the “Omnibus Agreement”), we pay Holly an annual administrative fee, initially $2.0 million for each of the three years following the closing of our initial public offering, for the provision by Holly or its affiliates of various general and administrative services to us. Effective July 1, 2007, the annual fee increased to $2.3 million in accordance with provisions under the agreement. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$9,438	$6,374	$17,677	$13,697
Affiliates – intermediate pipelines	4,054	1,841	7,063	4,314
Third parties	9,355	6,821	18,145	15,598

	22,847	15,036	42,885	33,609

Terminals and truck loading racks:
Affiliates	2,861	2,369	5,403	5,055
Third parties	1,423	1,122	2,715	2,301

	4,284	3,491	8,118	7,356

Total revenues	27,131	18,527	51,003	40,965

Operating costs and expenses
Operations	8,263	7,429	16,040	14,538
Depreciation and amortization	3,208	3,781	7,279	7,574
General and administrative	1,275	1,289	2,562	2,513

	12,746	12,499	25,881	24,625

Operating income	14,385	6,028	25,122	16,340

Interest income	145	245	330	488
Interest expense, including amortization	(3,371)	(3,247)	(6,729)	(6,422)
Gain on sale of assets	1	—	298	—
Minority interest in Rio Grande	(154)	(28)	(581)	(273)

Net income	11,006	2,998	18,440	10,133

Less general partner interest in net income, including incentive distributions (1)	726	319	1,306	646

Limited partners’ interest in net income	$10,280	$2,679	$17,134	$9,487

Net income per limited partner unit - basic and diluted (1)	$0.64	$0.17	$1.06	$0.59

Weighted average limited partners’ units outstanding	16,108	16,108	16,108	16,108

EBITDA (2)	$17,440	$9,781	$32,118	$23,641

Distributable cash flow (3)	$12,389	$10,293	$24,983	$21,507

Volumes (bpd)

Pipelines:
Affiliates – refined product pipelines	82,571	55,793	77,494	61,151
Affiliates – intermediate pipelines	68,437	44,955	63,980	52,959
Third parties	64,487	52,134	64,835	64,666

	215,495	152,882	206,309	178,776

Terminals and truck loading racks:
Affiliates	123,245	107,302	121,724	113,202
Third parties	53,179	41,266	50,030	44,145

	176,424	148,568	171,754	157,347

Total for pipelines and terminal assets (bpd)	391,919	301,450	378,063	336,123

(1)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.5 million and $0.3 million were declared during the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $0.5 million during the six months ended June 30, 2007 and 2006, respectively. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$11,006	$2,998	$18,440	$10,133

Add interest expense	3,067	3,005	6,122	5,938
Add amortization of discount and deferred debt issuance costs	304	242	607	484
Subtract interest income	(145)	(245)	(330)	(488)
Add depreciation and amortization	3,208	3,781	7,279	7,574

EBITDA	$17,440	$9,781	$32,118	$23,641

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

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$11,006	$2,998	$18,440	$10,133

Add depreciation and amortization	3,208	3,781	7,279	7,574
Add amortization of discount and deferred debt issuance costs	304	242	607	484
Add (subtract) increase (decrease) in deferred revenue	(1,896)	3,432	(990)	3,916
Subtract maintenance capital expenditures*	(233)	(160)	(353)	(600)

Distributable cash flow	$12,389	$10,293	$24,983	$21,507

*
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

	June 30,	December 31,
	2007	2006
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$11,563	$11,555
Working capital	$10,333	$9,450
Total assets	$235,189	$243,573
Long-term debt	$181,443	$180,660
Partners’ equity	$31,139	$36,226
As a master limited partnership, we distribute our available cash, which exceeds our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Results of Operations – Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Summary
Net income increased by $8.0 million from $3.0 million for the three months ended June 30, 2006 to $11.0 million for the three months ended June 30, 2007. The increase in overall earnings was principally due to an increase in volumes transported on our pipeline systems, the effects of annual tariff increases on our pipelines and the recognition of certain previously deferred revenue, offset by an increase in our operating costs and expenses. Approximately $0.7 million of revenue relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the three months ended June 30, 2007. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Revenues increased by $8.6 million from $18.5 million for the three months ended June 30, 2006 to $27.1 million for the three months ended June 30, 2007. The increase in revenue was principally due to an increase in volumes transported on our pipeline systems, the effects of annual tariff increases on our pipelines and the realization of $2.6 million of certain previously deferred revenue.

The large increase in revenues and net income for the three months ended June 30, 2007 as compared to the same period in 2006 is principally due to significant downtime at all of the refineries served by our product distribution network in the second quarter of 2006. These refineries, including Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring refinery, were required to produce ultra low sulfur diesel fuel (“ULSD”) by June 2006. To meet this requirement, downtime at the refineries was required so that ULSD-associated projects could be brought on line. Additionally, in the second quarter of 2006, Holly completed an expansion of the Navajo refinery. The tie-in of these new projects coming on line, combined with other refinery maintenance, much of which was timed in conjunction with the capital projects, resulted in reduced refinery production, which was the principal factor contributing to a significant volume decrease during the second quarter of 2006. Since the expansion of Holly’s Navajo refinery in mid-year 2006, increased production has contributed to increased volume shipments on our pipeline systems.
Revenues from the refined product pipelines increased by $5.6 million from $13.2 million for the three months ended June 30, 2006 to $18.8 million for the three months ended June 30, 2007. This increase in refined product pipeline revenue is principally due to an increase in the volumes shipped on our refined product pipeline systems, the effect of the annual tariff increase on refined product shipments and the realization of $1.5 million of previously deferred revenue as the contractual period had expired to provide certain pipeline services that had previously been paid for. Shipments on our refined product pipelines increased to an average of 147.1 thousand barrels per day (“mbpd”) for the three months ended June 30, 2007 as compared to 107.9 mbpd for the three months ended June 30, 2006.
Revenues from the intermediate product pipelines increased by $2.2 million from $1.8 million for the three months ended June 30, 2006 to $4.0 million for the three months ended June 30, 2007. This increase in intermediate pipeline revenue is principally due to an increase in volumes shipped on our intermediate pipelines, the effect of the annual increase in the intermediate pipeline tariff and the realization of $1.1 million of previously deferred revenue as the contractual period had expired to provide certain pipeline services that had previously been paid for. Shipments on our intermediate product pipelines increased to an average of 68.4 mbpd for the three months ended June 30, 2007 as compared to 45.0 mbpd for the three months ended June 30, 2006.
Revenues from terminal and truck loading rack service fees increased by $0.8 million from $3.5 million for the three months ended June 30, 2006 to $4.3 million for the three months ended June 30, 2007. Refined products terminalled in our facilities increased to an average of 176.4 mbpd for the three months ended June 30, 2007 as compared to 148.6 mbpd for the three months ended June 30, 2006.
Operating Costs
Operations expense increased by $0.8 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase in expense was principally due to an increase in pipeline and terminal maintenance expense and an increase in the cost of employees who perform services for us, including the addition of two new senior level executives.
Depreciation and Amortization
Depreciation and amortization decreased by $0.6 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, principally due to a reduction in amortization expense as a transportation agreement became fully amortized in April 2007.
General and Administrative
General and administrative costs of $1.3 million for the three months ended June 30, 2007 were relatively flat as compared to the three months ended June 30, 2006.
Interest Expense
Interest expense for the three months ended June 30, 2007 totaled $3.4 million, an increase of $0.2 million from $3.2 million for the three months ended June 30, 2006. For the three months ended June 30,

2007, interest expense consisted of: $3.0 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the three months ended June 30, 2006, interest expense consisted of: $2.9 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.2 million for the three months ended June 30, 2007 as compared to $28,000 for the three months ended June 30, 2006.
Results of Operations – Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
Summary
Net income increased by $8.3 million from $10.1 million for the six months ended June 30, 2006 to $18.4 million for the six months ended June 30, 2007. The increase in overall earnings was principally due to an increase in volumes transported on our pipeline systems, the effects of annual tariff increases on our pipelines and the recognition of certain previously deferred revenue, offset by an increase in our operating costs and expenses. Approximately $2.1 million of revenue relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the six months ended June 30, 2007. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Revenues increased by $10.0 million from $41.0 million for the six months ended June 30, 2006 to $51.0 million for the six months ended June 30, 2007. This increase resulted principally from an increase in volumes transported on our pipeline systems, the effect of annual tariff increases on our pipelines systems and the realization of $3.1 million of certain previously deferred revenue.
The large increase in revenues and net income for the six months ended June 30, 2007 as compared to the same period in 2006 is principally due to significant downtime at all of the refineries served by our product distribution network in the second quarter of 2006. These refineries, including Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring refinery, were required to produce ULSD fuel by June 2006. To meet this requirement, downtime at the refineries was required so that ULSD-associated projects could be brought on line. Additionally, Holly completed an expansion of the Navajo refinery. The tie-in of these new projects coming on line, combined with other refinery maintenance, much of which was timed in conjunction with the capital projects, resulted in reduced refinery production, which was the principal factor contributing to a significant volume decrease during the second quarter of 2006. Since the expansion of Holly’s Navajo refinery in mid-year 2006, increased production has contributed to increased volume shipments on our pipeline systems.
Revenues from the refined product pipelines increased by $6.5 million from $29.3 million for the six months ended June 30, 2006 to $35.8 million for the six months ended June 30, 2007. This increase in refined product pipeline revenue is principally due to an increase in volumes shipped on our refined product pipelines, the effect of the annual tariff increase on refined product shipments, and the realization of $1.5 million of previously deferred revenue as the contractual period had expired to provide certain pipeline services that had previously been paid for. Shipments on our refined product pipelines increased to an average of 142.3 mbpd for the six months ended June 30, 2007 as compared to 125.8 mbpd for the six months ended June 30, 2006.
Revenues from the intermediate product pipelines increased by $2.8 million from $4.3 million for the six months ended June 30, 2006 to $7.1 million for the six months ended June 30, 2007. This increase in intermediate pipeline revenue is principally due to an increase in volumes shipped on our intermediate pipelines, the effect of the annual increase in the intermediate pipeline tariff and the realization of $1.6 million of previously deferred revenue as the contractual period had expired to provide certain pipeline services that had previously been paid for. Shipments on our intermediate product pipelines increased to an average of 64.0 mbpd for the six months ended June 30, 2007 as compared to 53.0 mbpd for the six months ended June 30, 2006.
Revenues from terminal and truck loading rack service fees increased by $0.7 million from $7.4 million for the six months ended June 30, 2006 to $8.1 million for the six months ended June 30, 2007. Refined products terminalled in our facilities increased to an average of 171.8 mbpd for the six months ended June 30, 2007 as compared to 157.3 mbpd for the six months ended June 30, 2006.
Operating Costs
Operations expense increased by $1.5 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase in expense was principally due to an increase in pipeline and terminal maintenance expense and an increase in the cost of employees who perform services for us, including the addition of two new senior level executives.
Depreciation and Amortization
Depreciation and amortization decreased by $0.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, due principally to a reduction in amortization expense, as a transportation agreement became fully amortized in April 2007, partially offset by depreciation and amortization on fixed asset additions.
General and Administrative
General and administrative costs increased by less than $0.1 million from the six months ended June 30, 2006 to the six months ended June 30, 2007.
Interest Expense
Interest expense for the six months ended June 30, 2007 totaled $6.7 million, an increase of $0.3 million from $6.4 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, interest expense consisted of: $5.9 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the credit facility; and $0.6 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the six months ended June 30, 2006, interest expense consisted of: $5.7 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.2 million of commitment fees on the unused portion of the credit facility; and $0.5 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.6 million for the six months ended June 30, 2007 as compared to $0.3 million for the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a four-year, $100.0 million senior secured revolving credit agreement (the “Credit Agreement”) expiring in July 2008. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. As of June 30, 2007, we had no amounts outstanding under the Credit Agreement.

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
Under our “shelf” registration statement, filed September 2, 2005, we may offer from time to time up to $800.0 million of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In May 2007, we paid a regular cash distribution for the first quarter of 2007 of $0.69 on all units, an aggregate amount of $11.9 million. Included in this distribution was $0.5 million paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
Cash and cash equivalents increased by less than $0.1 million during the six months ended June 30, 2007. The cash flows generated from operating activities of $26.5 million were offset by cash flows used for financing activities of $24.8 million, in addition to cash flows used for investing activities of $1.6 million. Working capital increased by $0.9 million to $10.3 million during the six months ended June 30, 2007.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $4.0 million from $22.5 million for the six months ended June 30, 2006 to $26.5 million for the six months ended June 30, 2007. This increase is mainly due to $5.1 million in additional cash collections from our major customers, resulting principally from increased revenues and shortfall billings, partially offset by miscellaneous year-over-year changes in collections and payments.
As discussed above, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue payments. Certain of these shippers then have the right to recapture these amounts if future revenues exceed minimum levels. During the first six months of 2007, we received cash payments of approximately $2.7 million under these commitments. We billed $3.1 million in the first six months of 2006 related to shortfalls produced during the six months ended June 30, 2006, which expired without recapture and was recognized as revenue in the first six months of 2007. Another $0.7 million is included in our accounts receivable at June 30, 2007 related to shortfalls produced in the second quarter of 2007.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $2.1 million from $3.7 million for the six months ended June 30, 2006 to $1.6 million for the six months ended June 30, 2007. Additions to properties and equipment for the six months ended June 30, 2007 were $1.9 million, a decrease of $1.8 million from $3.7 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we also received cash proceeds of $0.3 million on the sale of certain assets.
Cash Flows — Financing Activities
Cash flows used for financing activities were $24.8 million for the six months ended June 30, 2007 as compared to $23.0 million for the six months ended June 30, 2006. During the first six months of 2007, we paid cash distributions on all units and the general partner interest in the aggregate amount of $23.4 million, an increase of $2.2 million from $21.2 million in distributions paid during the first six months of 2006. Cash distributions paid to the minority interest owner in Rio Grande was $0.5 million for the six months ended June 30, 2007, as compared to $1.2 million for the six months ended June 30, 2006.
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
Each year the Holly Logistic Services, L.L.C. (“HLS”) board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years.
In February 2007, the HLS board of directors authorized a letter of intent with Plains All American Pipeline, L.P. (“Plains”) for HEP to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system, now being constructed by Plains, for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. The pipeline would be owned by a new joint venture company which would be owned 75% by Plains and 25% by HEP. Subject to the actual construction cost, HEP would purchase its interest for between $22.0 and $25.5 million in the first quarter of 2008, when the new pipeline system is expected to become fully operational. The pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah, which is currently flowing on Plains’ Rocky Mountain Pipeline. Our investment in the project is subject to various conditions, including the negotiation and execution of mutually satisfactory definitive agreements.
We anticipate that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for smaller capital development projects (including the investment in the Utah crude oil pipeline project as described in the preceding paragraph) will be funded with existing cash balances, cash generated by operations and advances under our Credit Agreement.
As previously announced, Holly has entered into a Memorandum of Understanding with Sinclair Transportation Company (‘Sinclair”) to jointly build a 12-inch pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Subject to the execution of definitive agreements, Holly will own a 75% interest and Sinclair will own a 25% interest in the project. We have an understanding with Holly that we will be the operator and will have an option to purchase Holly’s interest in the project, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s share of actual costs, plus interest at 7% per annum. The initial capacity of the pipeline will be approximately 62,000 bpd, with the capacity for further expansion to approximately 120,000 bpd. The cost of the pipeline is expected to be approximately $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. Certain preliminary work has already been carried out on this project by Holly. Construction of this project is currently expected to be completed by the end of 2008.

The HLS Board of Directors has also approved a $48.3 million project to expand portions of the Artesia, New Mexico to El Paso, Texas refined products pipeline and terminal system. The project includes the replacement of 85 miles of existing 8-inch pipeline with 12-inch pipeline, additional tankage capacity and other enhancements to tie into the Kinder Morgan pump station in El Paso, enabling us to transport increased volumes following the completion of Holly’s planned expansion of the Navajo refinery. The expansion will also allow us to transport up to 10,000 bpd of refinery feedstocks to third parties in El Paso, Texas. The project is subject to entry into an agreement with Holly for an increase in our tariffs for pipeline shipments from the Navajo refinery.
We are also studying several other projects, which are in various stages of analysis.
We expect to use the issuance of common units and/or debt securities as well as borrowing under our Credit Agreement as the principal means of financing large investments in major capital projects such as the proposed Salt Lake City to Las Vegas pipeline project described in the preceding paragraph.
Credit Agreement
We have a four-year, $100.0 million senior secured revolving Credit Agreement expiring in July 2008. Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit. Up to $5.0 million is available to fund distributions to unitholders. As of June 30, 2007, we had no amounts outstanding under the Credit Agreement.
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
The $185.0 million principal amount of Senior Notes is recorded at $181.4 million on our accompanying consolidated balance sheet at June 30, 2007. The difference is due to the $2.9 million unamortized discount and $0.7 million relating to the fair value of the interest rate swap contract as further discussed under “Risk Management.”
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2007 and 2006.
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
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be approximately $2.1 million over the next five years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. As of June 30, 2007, we estimate the total remaining remediation cost for the Albuquerque terminal to be insignificant. A remediation project is also under way in New Mexico concerning a leak on our refined product pipeline from Artesia, New Mexico to Orla, Texas. As of June 30, 2007, we estimate the remaining cost on this project to be $0.3 million, of which $0.1 million will be incurred in 2007. Holly has agreed, subject to a $15.0 million limit, to indemnify us for environmental liabilities related to the assets transferred to us by Holly to the extent such liabilities existed or arose from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release near Sweetwater, Texas. As of June 30, 2007, we estimate that the total remaining remediation cost for this incident to be insignificant. This occurrence is not subject to indemnification from Alon.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2007.
Recent Accounting Pronouncements
Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three-month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at June 30, 2007 was 6.5175%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $0.7 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at June 30, 2007. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at June 30, 2007.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2007, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of June 30, 2007 would result in a change of approximately $5.0 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At June 30, 2007, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2007, we implemented a new accounting software system, which required modifications to our existing system of internal control over financial reporting due to the technical changes in the accounting software system. We have reviewed our modified internal controls and believe that they are appropriate and are functioning effectively.

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

HOLLY ENERGY PARTNERS, L.P.

(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 3, 2007	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)