Form 10-Q
period 2007-09-30
HOLLY ENERGY PARTNERS LP
filed 2007-11-05
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
The number of the registrant’s outstanding common units at October 26, 2007 was 8,170,000.

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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$8,710	$11,555
Accounts receivable:
Trade	4,617	7,339
Affiliates	6,129	3,518

	10,746	10,857

Prepaid and other current assets	773	1,212

Total current assets	20,229	23,624

Properties and equipment, net	154,770	160,484
Transportation agreements, net	54,773	56,821
Other assets	2,619	2,644

Total assets	$232,391	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$2,191	$3,781
Accrued interest	964	2,941
Deferred revenue	4,616	5,486
Accrued property taxes	936	868
Other current liabilities	887	1,098

Total current liabilities	9,594	14,174

Commitments and contingencies	—	—
Long-term debt	181,347	180,660
Other long-term liabilities	1,168	1,550
Minority interest	10,486	10,963

Partners’ equity (deficit):
Common unitholders (8,170,000 units issued and outstanding)	173,654	176,844
Subordinated unitholders (7,000,000 units issued and outstanding)	(72,765)	(70,022)
Class B subordinated unitholders (937,500 units issued and outstanding)	23,101	23,469
General partner interest (2% interest)	(94,194)	(94,065)

Total partners’ equity	29,796	36,226

Total liabilities and partners’ equity	$232,391	$243,573

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands, except per unit data)
Revenues:
Affiliates	$14,827	$14,272	$44,942	$37,338
Third parties	9,638	8,627	30,526	26,526

	24,465	22,899	75,468	63,864
Affiliates - other	2,748	—	2,748	—

	27,213	22,899	78,216	63,864

Operating costs and expenses:
Operations	7,985	7,082	24,025	21,620
Depreciation and amortization	3,594	3,839	10,873	11,413
General and administrative	1,429	1,177	3,991	3,690

	13,008	12,098	38,889	36,723

Operating income	14,205	10,801	39,327	27,141

Other income (expense):
Interest income	101	214	431	702
Interest expense	(3,383)	(3,302)	(10,112)	(9,724)
Gain on sale of assets	—	—	298	—

	(3,282)	(3,088)	(9,383)	(9,022)

Income before minority interest	10,923	7,713	29,944	18,119

Minority interest in Rio Grande Pipeline Company	(233)	38	(814)	(235)

Net income	10,690	7,751	29,130	17,884

Less general partner interest in net income	794	488	2,100	1,134

Limited partners’ interest in net income	$9,896	$7,263	$27,030	$16,750

Net income per limited partner unit - basic and diluted	$0.61	$0.45	$1.68	$1.04

Weighted average limited partners’ units outstanding	16,108	16,108	16,108	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$29,130	$17,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,873	11,413
Minority interest in Rio Grande Pipeline Company	814	235
Amortization of restricted and performance units	1,087	646
Gain on sale of assets	(298)	—
(Increase) decrease in current assets:
Accounts receivable – trade	2,722	(1,583)
Accounts receivable – affiliates	(2,611)	1,359
Prepaid and other current assets	439	(317)
Increase (decrease) in current liabilities:
Accounts payable	(1,590)	931
Accrued interest	(1,977)	(1,922)
Deferred revenue	(870)	3,682
Accrued property tax	68	260
Other current liabilities	(211)	254
Other, net	551	258

Net cash provided by operating activities	38,127	33,100

Cash flows from investing activities
Additions to properties and equipment	(3,119)	(6,941)
Proceeds from sale of assets	325	—

Net cash used for investing activities	(2,794)	(6,941)

Cash flows from financing activities
Distributions to partners	(35,565)	(32,350)
Purchase of units for restricted grants	(1,082)	(634)
Cash distributions to minority interest	(1,290)	(1,350)
Deferred financing costs	(225)	—
Other	(16)	—

Net cash used for financing activities	(38,178)	(34,334)

Cash and cash equivalents
Decrease for period	(2,845)	(8,175)
Beginning of period	11,555	20,583

End of period	$8,710	$12,408

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit)
(Unaudited)

			Class B
	Common	Subordinated	Subordinated	General Partner
	Units	Units	Units	Interest	Total
	(In thousands)
Balance December 31, 2006	$176,844	$(70,022)	$23,469	$(94,065)	$36,226

Distributions to partners	(16,905)	(14,490)	(1,941)	(2,229)	(35,565)
Purchase of units for restricted grants	(1,082)	—	—	—	(1,082)
Amortization of restricted and performance units	1,087	—	—	—	1,087
Net income	13,710	11,747	1,573	2,100	29,130

Balance September 30, 2007	$173,654	$(72,765)	$23,101	$(94,194)	$29,796

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
The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2007. Certain reclassifications have been made to prior reported amounts to conform to current classifications.
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
Note 2: Properties and Equipment

	September 30,	December 31,
	2007	2006
	(In thousands)
Pipelines and terminals	$196,452	$195,688
Land and right of way	22,825	22,486
Other	5,315	5,267
Construction in progress	3,910	1,539

	228,502	224,980
Less accumulated depreciation	73,732	64,496

	$154,770	$160,484

During the three and nine months ended September 30, 2007 and 2006, we did not capitalize any interest related to major construction projects.
Note 3: Transportation Agreements
Our transportation agreements consist of the following:
•	The Rio Grande transportation agreement represents costs incurred by Rio Grande in constructing certain pipeline and terminal facilities located in Mexico, which were then contributed to an affiliate of Pemex, the national oil company of Mexico. In exchange, Rio Grande received a 10-year transportation agreement from BP plc (“BP”). The initial 10-year term of this agreement expired in April 2007 and was extended for an additional year. This agreement will continue on a year-to-year basis unless cancelled by either party prior to the end of the previous contract year. The carrying amount of this asset was fully amortized and retired in April 2007.

•	The Alon transportation agreement represents a portion of the total purchase price of the Alon assets that was allocated based on an estimated fair value derived under the income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the pipelines and terminals agreement with Alon plus the expected 15-year extension period.
The carrying amounts of our transportation agreements are as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Rio Grande transportation agreement	$—	$20,836
Alon transportation agreement	59,933	59,933

	59,933	80,769
Less accumulated amortization	5,160	23,948

	$54,773	$56,821

Note 4: Debt
Credit Agreement
In August 2007, we entered into an amended and restated four-year, $100.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”) that amends and restates our previous senior credit agreement in its entirety. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of September 30, 2007 and December 31, 2006, we had no amounts outstanding under the Credit Agreement.

The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit. Up to $20.0 million is available to fund distributions to unitholders.
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $200.0 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2007, we are subject to the 0.25% rate on the $100.0 million of the unused commitment on the Credit Agreement. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
The Credit Agreement imposes certain requirements, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
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
The $185.0 million principal amount of Senior Notes is recorded at $181.3 million on our consolidated balance sheets at September 30, 2007. The difference of $3.7 million is due to $2.9 million of unamortized discount and $0.8 million relating to the fair value of the interest rate swap contract discussed below.

Interest Rate Risk Management
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to a variable rate. The interest rate on the $60.0 million notional amount is equal to three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 6.62% on $60.0 million of the debt during the nine months ended September 30, 2007. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133. Our interest rate swap meets the conditions required to assume no ineffectiveness under SFAS No. 133 and, therefore, we have used the “shortcut” method of accounting prescribed for fair value hedges by SFAS No. 133. Accordingly, we adjust the carrying value of the swap to its fair value each quarter, with an offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged. We record interest expense equal to the variable rate payments under the swap.
The fair value of our interest rate swap of $0.8 million and $1.2 million is included in “Other long-term liabilities” in our consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our consolidated balance sheets at September 30, 2007 and December 31, 2006.
Other Debt Information

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$8,839	$8,622
Amortization of discount and deferred issuance costs	917	726
Commitment fees	356	376

Net interest expense	$10,112	$9,724

Cash paid for interest(1)	$11,300	$10,792

(1)	Net of cash received under our interest rate swap agreement of $3.8 million for the nine months ended September 30, 2007 and 2006.
The estimated fair value of our Senior Notes was $172.1 million at September 30, 2007.
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly under certain provisions of an omnibus agreement we entered into with Holly in July 2004 (the “Omnibus Agreement”).
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.2 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

On September 30, 2007, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At September 30, 2007, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 250,974 had not yet been granted.
Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees, consultants and non-employee directors who perform services for us, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards was measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.
A summary of restricted unit activity as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2007 (not vested)	36,597	$40.21
Granted	23,523	47.10
Forfeited	(1,555)	44.32
Vesting and transfer of full ownership to recipients	(13,869)	36.90

Outstanding at September 30, 2007 (not vested)	44,696	$44.77	0.9 years	$2,058

There were 13,869 units vested and transferred to recipients during the nine months ended September 30, 2007. As of September 30, 2007, there was $1.0 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 0.9 years.
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

A summary of performance units activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2007 (not vested)	14,015
Vesting and payment of cash benefit to recipients	—
Granted	12,321
Forfeited	(2,188)

Outstanding at September 30, 2007 (not vested)	24,148

There were no payments for performance units vesting during the nine months ended September 30, 2007. Based on the weighted average fair value at September 30, 2007 of $53.35, there was $0.6 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Note 6: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP. The major concentration of our petroleum products pipeline system’s revenue is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Holly	65%	62%	61%	59%
Alon	25%	29%	27%	30%
BP	7%	6%	9%	9%
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
Following the July 1, 2007 PPI rate adjustment, the volume commitment by Holly under the Holly PTA will produce at least $39.6 million of revenue for the twelve months ending June 30, 2008. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that following the July 1, 2007 PPI rate adjustment, will result in minimum funds to us of $12.8 million for the twelve months ending June 30, 2008.
If Holly fails to meet its minimum volume commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee, initially $2.0 million for each of the three years following the closing of our initial public offering, for the provision by Holly or its affiliates of various general and administrative services to us. Effective July 1, 2007, the annual fee increased to $2.1 million in accordance with provisions under the agreement. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
•	Pipeline and terminal revenues received from Holly were $14.8 million and $14.3 million for the three months ended September 30, 2007 and 2006, respectively, and $44.9 million and $37.3 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts include the revenues received under the Holly PTA and Holly IPA.

•	Other revenues received from Holly were $2.7 million for the three and nine months ended September 30, 2007 related to our sale of inventory of accumulated terminal overages of refined product. These overages arose from net product gains at our terminals from the beginning of 2005 through the third quarter of 2007. We are currently negotiating an amendment to our pipelines and terminals agreement with Holly that provides that such terminal overages of refined product shall belong to Holly in the future.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $2.0 million for the three months ended September 30, 2007 and 2006, and $6.6 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively.

•	Holly reimbursed us $80,000 and $42,000 for certain costs paid on their behalf for the three months ended September 30, 2007 and 2006, respectively, and $179,000 and $138,000 for the nine months ended September 30, 2007 and 2006, respectively.

•	In the three months ended September 30, 2007 and 2006, we distributed $5.8 million and $5.2 million, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest. We distributed $16.9 million and $15.0 million to Holly in the nine months ended September 30, 2007 and 2006, respectively.

•	Our net accounts receivable from Holly were $6.1 million and $3.5 million at September 30, 2007 and December 31, 2006, respectively.

•	Holly has failed to meet its minimum volume commitment for each of the first nine quarters of the Holly IPA. We have charged Holly $4.5 million for these shortfalls to date, $0.3 million and $0.2 million of which is included in affiliate accounts receivable at September 30, 2007 and December 31, 2006, respectively.

•	For the three and nine months ended September 30, 2007, our revenues from Holly included $0.6 million and $2.2 million, respectively, of shortfalls billed under the Holly IPA in 2006 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2007 and December 31, 2006, includes $1.3 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $1.3 million deferred at September 30, 2007.
BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•	BP is the sole customer of Rio Grande. BP’s agreement to ship on the Rio Grande pipeline expired in April 2007 and was extended for an additional year. This agreement will continue on a year-to-year basis unless cancelled by either party prior to the end of the previous contract year. We recorded revenues from them of $2.0 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $6.8 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively.

•	Rio Grande paid distributions to BP of $0.8 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.

•	Included in our accounts receivable – trade at September 30, 2007 and December 31, 2006 were $0.8 million and $2.1 million, respectively, which represented the receivable balance of Rio Grande from BP.
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
•	We recognized $5.0 million and $4.8 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $1.8 million and $1.8 million under a pipeline capacity lease for the three months ended September 30, 2007 and 2006, respectively. We recognized $15.8 million and $13.8 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $5.3 million and $5.2 million under pipeline capacity leases for the nine months ended September 30, 2007 and 2006, respectively. The pipeline lease agreement with Alon was amended effective August 31, 2007 to extend two capacity leases for 10 years to August 31, 2018 and July 31, 2020, respectively, to reduce the total leased capacity from 20,000 to 17,500 barrels per day (“bpd”) effective September 1, 2008, and to allow Alon an option, effective from September 1, 2008, to increase the leased capacity by 2,500 bpd for a term of 10 years.

•	We paid $0.7 million and $0.6 million to Alon for distributions on our Class B subordinated units for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively.

•	Included in our accounts receivable – trade at September 30, 2007 and December 31, 2006 were $3.7 million and $5.0 million, respectively, which represented the receivable balance from Alon.

•	For the three and nine months ended September 30, 2007, our revenues from Alon included $0.6 million of shortfalls billed under the Alon PTA in 2006 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2007 and December 31, 2006 includes $3.3 million and $3.1 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $3.3 million deferred at September 30, 2007.

Note 8: Partners’ Equity and Cash Distributions
Issuances of units
Holly currently holds 7,000,000 of our subordinated units and 70,000 of our common units, which constitutes a 45% ownership interest in us, including the 2% general partner interest.
Holly’s subordinated units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that cash is available for common unit distributions during the subordination period. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009. The Holly owned subordinated units may convert to common units on a one-for-one basis when certain conditions are met. The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per unit data)
General partner interest	$232	$215	$681	$631
General partner incentive distribution	592	340	1,548	793

Total general partner distribution	824	555	2,229	1,424
Limited partner distribution	11,359	10,550	33,336	30,926

Total regular quarterly cash distribution	$12,183	$11,105	$35,565	$32,350

Cash distribution per unit applicable to limited partners	$0.705	$0.655	$2.070	$1.920

On October 26, 2007, we announced a cash distribution for the third quarter of 2007 of $0.715 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid November 14, 2007 to all unitholders of record on November 6, 2007. The aggregate amount of the distribution will be $12.4 million, including $0.6 million paid to the general partner as an incentive distribution.
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
September 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$6,144	$2,564	$—	$8,710
Accounts receivable	—	9,962	784	—	10,746
Intercompany accounts receivable (payable)	(127,480)	127,847	(367)	—	—
Prepaid and other current assets	271	502	—	—	773

Total current assets	(127,207)	144,455	2,981	—	20,229

Properties and equipment, net	—	122,085	32,685	—	154,770
Investment in subsidiaries	339,451	24,469	—	(363,920)	—
Transportation agreements, net	—	54,773	—	—	54,773
Other assets	1,340	1,279	—	—	2,619

Total assets	$213,584	$347,061	$35,666	$(363,920)	$232,391

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,692	$499	$—	$2,191
Accrued interest	957	7	—	—	964
Deferred revenue	—	4,616	—	—	4,616
Accrued property taxes	—	805	131	—	936
Other current liabilities	650	156	81	—	887

Total current liabilities	1,607	7,276	711	—	9,594

Long-term debt	181,347	—	—	—	181,347
Other long-term liabilities	834	334	—	—	1,168
Minority interest	—	—	—	10,486	10,486
Partners’ equity	29,796	339,451	34,955	(374,406)	29,796

Total liabilities and partners’ equity	$213,584	$347,061	$35,666	$(363,920)	$232,391

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$9,819	$1,734	$—	$11,555
Accounts receivable	—	8,772	2,085	—	10,857
Intercompany accounts receivable (payable)	(78,952)	79,144	(192)	—	—
Prepaid and other current assets	203	1,009	—	—	1,212

Total current assets	(78,747)	98,744	3,627	—	23,624

Properties and equipment, net	—	127,357	33,127	—	160,484
Investment in subsidiaries	298,872	25,581	—	(324,453)	—
Transportation agreements, net	—	56,271	550	—	56,821
Other assets	1,453	1,191	—	—	2,644

Total assets	$221,578	$309,144	$37,304	$(324,453)	$243,573

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,356	$425	$—	$3,781
Accrued interest	2,941	—	—	—	2,941
Deferred revenue	—	5,486	—	—	5,486
Accrued property taxes	—	726	142	—	868
Other current liabilities	516	389	193	—	1,098

Total current liabilities	3,457	9,957	760	—	14,174

Long-term debt	180,660	—	—	—	180,660
Other long-term liabilities	1,235	315	—	—	1,550
Minority interest	—	—	—	10,963	10,963
Partners’ equity	36,226	298,872	36,544	(335,416)	36,226

Total liabilities and partners’ equity	$221,578	$309,144	$37,304	$(324,453)	$243,573

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$14,827	$—	$—	$14,827
Third parties	—	7,976	1,958	(296)	9,638

	—	22,803	1,958	(296)	24,465
Affiliates - other	—	2,748	—	—	2,748

	—	25,551	1,958	(296)	27,213
Operating costs and expenses:
Operations	—	7,560	721	(296)	7,985
Depreciation and amortization	—	3,267	327	—	3,594
General and administrative	707	586	136	—	1,429

	707	11,413	1,184	(296)	13,008

Operating income (loss)	(707)	14,138	774	—	14,205

Equity in earnings of subsidiaries	14,495	543	—	(15,038)	—
Interest income (expense)	(3,098)	(186)	2	—	(3,282)
Minority interest	—	—	—	(233)	(233)

Net income	$10,690	$14,495	$776	$(15,271)	$10,690

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$14,272	$—	$—	$14,272
Third parties	—	7,526	1,403	(302)	8,627

	—	21,798	1,403	(302)	22,899

Operating costs and expenses:
Operations	—	6,697	687	(302)	7,082
Depreciation and amortization	—	2,981	858	—	3,839
General and administrative	660	516	1	—	1,177

	660	10,194	1,546	(302)	12,098

Operating income (loss)	(660)	11,604	(143)	—	10,801

Equity in earnings of subsidiaries	11,476	(87)	—	(11,389)	—
Interest income (expense)	(3,065)	(41)	18	—	(3,088)
Minority interest	—	—	—	38	38

Net income	$7,751	$11,476	$(125)	$(11,351)	$7,751

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$44,942	$—	$—	$44,942
Third parties	—	24,611	6,804	(889)	30,526

	—	69,553	6,804	(889)	75,468
Affiliates - other	—	2,748	—	—	2,748

	—	72,301	6,804	(889)	78,216
Operating costs and expenses:
Operations	—	22,438	2,476	(889)	24,025
Depreciation and amortization	—	9,341	1,532	—	10,873
General and administrative	2,212	1,621	158	—	3,991

	2,212	33,400	4,166	(889)	38,889

Operating income (loss)	(2,212)	38,901	2,638	—	39,327

Equity in earnings of subsidiaries	40,579	1,896	—	(42,475)	—
Interest income (expense)	(9,237)	(516)	72	—	(9,681)
Gain on sale of assets	—	298	—	—	298
Minority interest	—	—	—	(814)	(814)

Net income	$29,130	$40,579	$2,710	$(43,289)	$29,130

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$37,338	$—	$—	$37,338
Third parties	—	22,014	5,409	(897)	26,526

	—	59,352	5,409	(897)	63,864

Operating costs and expenses:
Operations	—	20,373	2,144	(897)	21,620
Depreciation and amortization	—	8,864	2,549	—	11,413
General and administrative	2,149	1,537	4	—	3,690

	2,149	30,774	4,697	(897)	36,723

Operating income (loss)	(2,149)	28,578	712	—	27,141

Equity in earnings of subsidiaries	29,053	550	—	(29,603)	—
Interest income (expense)	(9,020)	(75)	73	—	(9,022)
Minority interest	—	—	—	(235)	(235)

Net income	$17,884	$29,053	$785	$(29,838)	$17,884

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$36,872	$(1,404)	$5,669	$(3,010)	$38,127

Cash flows from investing activities
Additions to properties and equipment	—	(2,580)	(539)	—	(3,119)
Proceeds from sale of assets	—	325	—	—	325

	—	(2,255)	(539)	—	(2,794)

Cash flows from financing activities
Distributions to partners	(35,565)	—	(4,300)	4,300	(35,565)
Cash distribution to minority interest	—	—	—	(1,290)	(1,290)
Purchase of units for restricted grants	(1,082)	—	—	—	(1,082)
Deferred financing costs	(225)	—	—	—	(225)
Other	—	(16)	—	—	(16)

	(36,872)	(16)	(4,300)	3,010	(38,178)

Cash and cash equivalents
Increase (decrease) for the period	—	(3,675)	830	—	(2,845)
Beginning of period	2	9,819	1,734	—	11,555

End of period	$2	$6,144	$2,564	$—	$8,710

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$32,984	$(67)	$3,333	$(3,150)	$33,100

Cash flows from investing activities – additions to properties and equipment	—	(6,724)	(217)	—	(6,941)

Cash flows from financing activities
Distributions to partners	(32,350)	—	(4,500)	4,500	(32,350)
Cash distribution to minority interest	—	—	—	(1,350)	(1,350)
Purchase of units for restricted grants	(634)	—	—	—	(634)

	(32,984)	—	(4,500)	3,150	(34,334)

Cash and cash equivalents
Decrease for the period	—	(6,791)	(1,384)	—	(8,175)
Beginning of period	2	17,770	2,811	—	20,583

End of period	$2	$10,979	$1,427	$—	$12,408

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
As previously announced, Holly has entered into a Memorandum of Understanding with Sinclair Transportation Company (‘Sinclair”) to jointly build a 12-inch pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the

“UNEV Pipeline”). Subject to the execution of definitive agreements, Holly will own a 75% interest and Sinclair will own a 25% interest in the project. We have an understanding with Holly that we will be the operator and will have an option to purchase Holly’s investment in the project, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s share of actual costs, plus interest at 7% per annum. The initial capacity of the pipeline will be approximately 62,000 bpd, with the capacity for further expansion to approximately 120,000 bpd. The cost of the pipeline is expected to be approximately $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. Construction of this project is currently expected to be completed and operational in early 2009.
Note 11: Subsequent Events
On October 15, 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System will include replacing approximately 85 miles of eight-inch pipe with twelve-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The Amendment also provides for a tariff increase, effective May 1, 2008, on Holly shipments on our refined product pipelines and monetary incentives for the early completion of the South System expansion, currently targeted for January 31, 2009.

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
We operate a system of petroleum product pipelines in Texas, New Mexico and Oklahoma, and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington. We generate revenues by charging tariffs for transporting petroleum products through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal except for terminal overages; therefore, we are not directly exposed to changes in commodity prices.
Our revenues for the nine months ended September 30, 2007 were $78.2 million and our net income for the nine months ended September 30, 2007 was $29.1 million. Our revenues and net income for the nine months ended September 30, 2006 were $63.9 million and $17.9 million, respectively. Our total operating costs and expenses for the nine months ended September 30, 2007 were $38.9 million, as compared to $36.7 million for the nine months ended September 30, 2006.
Agreements with Holly Corporation
We serve Holly’s refineries in New Mexico and Utah under two 15-year pipeline and terminal agreements. One of these agreements relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (“Holly PTA”). Our other agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (“Holly IPA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. Following the July 1, 2007 rate adjustment for the increased producer price index (“PPI”), the volume commitment by Holly under the Holly PTA will produce at least $39.6 million of revenue for the twelve months ending June 30, 2008. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the intermediate pipelines that following the July 1, 2007 PPI adjustment will result in minimum funds to us of $12.8 million for the twelve months ended June 30, 2008. If Holly fails to meet its minimum volume commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
Under certain provisions of an omnibus agreement that we entered with Holly in July 2004 and expires in 2019 (the “Omnibus Agreement”), we pay Holly an annual administrative fee, initially $2.0 million for each of the three years following the closing of our initial public offering, for the provision by Holly or its affiliates of various general and administrative services to us. Effective July 1, 2007, the annual fee increased to $2.1 million in accordance with provisions under the agreement. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,		Change from
	2007	2006	2006
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$8,815	$8,707	$108
Third parties – refined product pipelines	8,300	7,504	796

	17,115	16,211	904
Affiliates – intermediate pipelines	3,327	3,023	304

	20,442	19,234	1,208

Terminals and truck loading racks:
Affiliates	2,685	2,542	143
Third parties	1,338	1,123	215

	4,023	3,665	358

Other - affiliates	2,748	—	2,748

Total revenues	27,213	22,899	4,314

Operating costs and expenses
Operations	7,985	7,082	903
Depreciation and amortization	3,594	3,839	(245)
General and administrative	1,429	1,177	252

	13,008	12,098	910

Operating income	14,205	10,801	3,404

Interest income	101	214	(113)
Interest expense, including amortization	(3,383)	(3,302)	(81)
Gain on sale of assets	—	—	—
Minority interest in Rio Grande	(233)	38	(271)

Net income	10,690	7,751	2,939

Less general partner interest in net income, including incentive distributions (1)	794	488	306

Limited partners’ interest in net income	$9,896	$7,263	$2,633

Net income per limited partner unit - basic and diluted (1)	$0.61	$0.45	$0.16

Weighted average limited partners’ units outstanding	16,108	16,108	—

EBITDA (2)	$17,566	$14,678	$2,888

Distributable cash flow (3)	$13,683	$11,338	$2,345

Volumes (bpd)(4)

Pipelines:
Affiliates – refined product pipelines	71,987	73,525	(1,538)
Third parties – refined product pipelines	59,024	58,744	280

	131,011	132,269	(1,258)
Affiliates – intermediate pipelines	62,072	58,711	3,361

	193,083	190,980	2,103

Terminals and truck loading racks:
Affiliates	110,545	118,350	(7,805)
Third parties	38,409	41,656	(3,247)

	148,954	160,006	(11,052)

Total for pipelines and terminal assets (bpd)	342,037	350,986	(8,949)

	Nine Months Ended
	September 30,		Change from
	2007	2006	2006
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$26,464	$22,404	$4,060
Third parties – refined product pipelines	26,473	23,102	3,371

	52,937	45,506	7,431
Affiliates – intermediate pipelines	10,390	7,337	3,053

	63,327	52,843	10,484

Terminals and truck loading racks:
Affiliates	8,088	7,597	491
Third parties	4,053	3,424	629

	12,141	11,021	1,120

Other - affiliates	2,748	—	2,748

Total revenues	78,216	63,864	14,352

Operating costs and expenses
Operations	24,025	21,620	2,405
Depreciation and amortization	10,873	11,413	(540)
General and administrative	3,991	3,690	301

	38,889	36,723	2,166

Operating income	39,327	27,141	12,186

Interest income	431	702	(271)
Interest expense, including amortization	(10,112)	(9,724)	(388)
Gain on sale of assets	298	—	298
Minority interest in Rio Grande	(814)	(235)	(579)

Net income	29,130	17,884	11,246

Less general partner interest in net income, including incentive distributions (1)	2,100	1,134	966

Limited partners’ interest in net income	$27,030	$16,750	$10,280

Net income per limited partner unit - basic and diluted (1)	$1.68	$1.04	$0.64

Weighted average limited partners’ units outstanding	16,108	16,108	—

EBITDA (2)	$49,684	$38,319	$11,365

Distributable cash flow (3)	$38,666	$32,845	$5,821

Volumes (bpd)

Pipelines:
Affiliates – refined product pipelines	75,638	65,321	10,317
Third parties – refined product pipelines	62,877	62,671	206

	138,515	127,992	10,523
Affiliates – intermediate pipelines	63,337	54,898	8,439

	201,852	182,890	18,962

Terminals and truck loading racks:
Affiliates	117,957	114,937	3,020
Third parties	46,114	43,306	2,808

	164,071	158,243	5,828

Total for pipelines and terminal assets (bpd)	365,923	341,133	24,790

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.6 million and $0.3 million were declared during the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $0.8 million during the nine months ended September 30, 2007 and 2006, respectively. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$10,690	$7,751	$29,130	$17,884

Add interest expense	3,091	3,060	9,213	8,998
Add amortization of discount and deferred debt issuance costs	292	242	899	726
Subtract interest income	(101)	(214)	(431)	(702)
Add depreciation and amortization	3,594	3,839	10,873	11,413

EBITDA	$17,566	$14,678	$49,684	$38,319

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$10,690	$7,751	$29,130	$17,884

Add depreciation and amortization	3,594	3,839	10,873	11,413
Add amortization of discount and deferred debt issuance costs	292	242	899	726
Add (subtract) increase (decrease) in deferred revenue	120	(234)	(870)	3,682
Subtract maintenance capital expenditures*	(1,013)	(260)	(1,366)	(860)

Distributable cash flow	$13,683	$11,338	$38,666	$32,845

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

	September 30,	December 31,
	2007	2006
Balance Sheet Data	(In thousands)
Cash and cash equivalents	$8,710	$11,555
Working capital	$10,635	$9,450
Total assets	$232,391	$243,573
Long-term debt	$181,347	$180,660
Partners’ equity	$29,796	$36,226
As a master limited partnership, we distribute our available cash, which exceeds our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Results of Operations – Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
Summary
Net income increased by $2.9 million from $7.8 million for the three months ended September 30, 2006 to $10.7 million for the three months ended September 30, 2007. The increase in overall earnings was principally due to an increase in volumes transported on our intermediate pipelines, the effects of annual tariff increases on product shipments, the realization of certain previously deferred revenue and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly. These factors were partially offset by a net decrease in volumes transported on our refined product pipelines and an increase in our operating costs and expenses. Approximately $1.1 million of revenue relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the three months ended September 30, 2007. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Revenues increased by $4.3 million from $22.9 million for the three months ended September 30, 2006 to $27.2 million for the three months ended September 30, 2007. This increase in revenue was principally due to an increase in volumes transported on our intermediate pipelines, the effects of annual tariff increases on product shipments, an increase in previously deferred revenue realized and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly, partially offset by a net decrease in volumes transported on our refined product pipelines.
Revenues for the three months ended September 30, 2007 include $2.7 million of revenue related to our sale to Holly of inventory of accumulated overages of refined products at our terminals. These overages arose from net product gains at our terminals from the beginning of 2005 through the third quarter of 2007. We are currently negotiating an amendment to our pipelines and terminals agreement with Holly that provides that such terminal overages of refined product shall belong to Holly in the future.
Volumes of product transported on our refined product pipelines decreased for the three months ended September 30, 2007 as compared to the same period in 2006 due to a decline in affiliate shipments. During the third quarter of 2007, certain units of Holly’s Navajo refinery were down for 10 days of unscheduled repairs as a result of damage incurred from a power outage. During this period, refinery production was reduced significantly.
Revenues from the refined product pipelines increased by $0.9 million from $16.2 million for the three months ended September 30, 2006 to $17.1 million for the three months ended September 30, 2007. This increase in refined product pipeline revenue is principally due to the effect of the annual tariff increase on refined product shipments and the realization of $0.5 million of previously deferred revenue. These factors were partially offset by a net decrease in volumes shipped on our refined product pipelines. The decrease in refined product pipeline shipments was principally due to a decrease in affiliate shipments attributable to downtime at Holly’s Navajo Refinery as discussed above. Shipments on our refined product pipelines decreased to an average of 131.0 thousand barrels per day (“mbpd”) for the three months ended September 30, 2007 as compared to 132.3 mbpd for the three months ended September 30, 2006.
Revenues from the intermediate product pipelines increased by $0.3 million from $3.0 million for the three months ended September 30, 2006 to $3.3 million for the three months ended September 30, 2007. This increase in intermediate pipeline revenue was principally due to an increase in volumes shipped on our intermediate pipelines, the effect of the annual tariff increase on intermediate pipeline shipments and an increase in previously deferred revenue realized. Intermediate pipeline revenue for the three months ended September 30, 2007 included $0.6 million, as compared to $0.5 million for the three months ended September 30, 2006, of previously deferred revenue. Shipments on our intermediate product pipelines increased to an average of 62.1 mbpd for the three months ended September 30, 2007 as compared to 58.7 mbpd for the three months ended September 30, 2006.
Revenues from terminal and truck loading rack service fees increased by $0.3 million from $3.7 million for the three months ended September 30, 2006 to $4.0 million for the three months ended September 30, 2007. Refined products terminalled in our facilities averaged 149.0 mbpd for the three months ended September 30, 2007 as compared to 160.0 mbpd for the three months ended September 30, 2006.
Other revenues for the three months ended September 30, 2007 consisted of $2.7 million related to the sale of inventory of accumulated terminal overages of refined product to Holly.
Operating Costs
Operations expense increased by $0.9 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase in expense was principally due to an increase in pipeline and terminal maintenance expense and an increase in the cost of employees who perform services for us, including the addition of two new senior level executives.
Depreciation and Amortization
Depreciation and amortization decreased by $0.2 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, due principally to a reduction in amortization expense, as a transportation agreement became fully amortized in April 2007, partially offset by depreciation and amortization on fixed asset additions.
General and Administrative
General and administrative costs increased by $0.3 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, due principally to an increase in equity-based incentive compensation expense.
Interest Expense
Interest expense for the three months ended September 30, 2007 totaled $3.4 million, an increase of $0.1 million from $3.3 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, interest expense consisted of: $3.0 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the three months ended September 30, 2006, interest expense consisted of: $2.9 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $233,000 for the three months ended September 30, 2007 as compared to an increase of $38,000 for the three months ended September 30, 2006.
Results of Operations – Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
Summary
Net income increased by $11.2 million from $17.9 million for the nine months ended September 30, 2006 to $29.1 million for the nine months ended September 30, 2007. The increase in overall earnings was principally due to an increase in volumes transported on our pipeline systems, the effects of annual tariff increases on product shipments, the realization of certain previously deferred revenue and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly, partially offset by an increase in our operating costs and expenses. Approximately $3.3 million of revenue relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the nine months ended September 30, 2007. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Revenues increased by $14.3 million from $63.9 million for the nine months ended September 30, 2006 to $78.2 million for the nine months ended September 30, 2007. This increase was principally due to an increase in volumes transported on our pipeline systems, the effects of annual tariff increases on product shipments, an increase in previously deferred revenue realized and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly.
Revenues for the nine months ended September 30, 2007 include $2.7 million of revenue related to our sale to Holly of inventory of accumulated overages of refined products at our terminals. These overages arose from net product gains at our terminals from the beginning of 2005 through the third quarter of 2007. We are currently negotiating an amendment to our pipelines and terminals agreement with Holly that provides that such terminal overages of refined product shall belong to Holly in the future.

Volumes of product transported on our refined product pipelines decreased in August 2007 due to a decline in affiliate shipments. During August 2007, certain units of Holly’s Navajo refinery were down for 10 days of unscheduled repairs as a result of damage incurred from a power outage. During this period, refinery production was reduced significantly.
The large increase in revenues and net income for the nine months ended September 30, 2007 as compared to the same period in 2006 was principally due to significant downtime at all of the refineries served by our product distribution network in the second quarter of 2006. These refineries, including Holly’s Navajo and Woods Cross refineries and Alon’s Big Spring refinery, were required to produce ULSD fuel by June 2006. To meet this requirement, downtime at the refineries was required so that ULSD-associated projects could be brought on line. Additionally, Holly completed an expansion of the Navajo refinery. The tie-in of these new projects coming on line, combined with other refinery maintenance, much of which was timed in conjunction with the capital projects, resulted in reduced refinery production, which was the principal factor contributing to a significant volume decrease during the second quarter of 2006. Since the expansion of Holly’s Navajo refinery in mid-year 2006, increased production has contributed to increased volume shipments on our pipeline systems. The increase in volume shipments on our pipeline systems for the nine months ended September 30, 2007 was partially offset by a decrease in affiliate refined product shipments during August 2007 due to downtime at Holly’s Navajo refinery as discussed above.
Revenues from the refined product pipelines increased by $7.4 million from $45.5 million for the nine months ended September 30, 2006 to $52.9 million for the nine months ended September 30, 2007. This increase in refined product pipeline revenue was principally due to an increase in volumes shipped on our refined product pipelines, the effect of the annual tariff increase on refined product shipments, and the realization of 2.0 million of previously deferred revenue. Shipments on our refined product pipelines increased to an average of 138.5 mbpd for the nine months ended September 30, 2007 as compared to 128.0 mbpd for the nine months ended September 30, 2006.
Revenues from the intermediate product pipelines increased by $3.1 million from $7.3 million for the nine months ended September 30, 2006 to $10.4 million for the nine months ended September 30, 2007. This increase in intermediate pipeline revenue was principally due to an increase in volumes shipped on our intermediate pipelines, the effect of the annual tariff increase on intermediate pipeline shipments and an increase in previously deferred revenue realized. Intermediate pipeline revenue for the nine months ended September 30, 2007 included $2.2 million, as compared to $0.5 million for the nine months ended September 30, 2006, of previously deferred revenue. Shipments on our intermediate product pipelines increased to an average of 63.3 mbpd for the nine months ended September 30, 2007 as compared to 54.9 mbpd for the nine months ended September 30, 2006.
Revenues from terminal and truck loading rack service fees increased by $1.1 million from $11.0 million for the nine months ended September 30, 2006 to $12.1 million for the nine months ended September 30, 2007. This increase was principally due to an increase in refined products terminalled in our facilities. Refined products terminalled in our facilities increased to an average of 164.1 mbpd for the nine months ended September 30, 2007 as compared to 158.2 mbpd for the nine months ended September 30, 2006.
Other revenues for the nine months ended September 30, 2007 consisted of $2.7 million related to the sale of inventory of accumulated terminal overages of refined product to Holly.
Operating Costs
Operations expense increased by $2.4 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase in expense was principally due to an increase in pipeline and terminal maintenance expense and an increase in the cost of employees who perform services for us, including the addition of two new senior level executives.

Depreciation and Amortization
Depreciation and amortization decreased by $0.5 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, due principally to a reduction in amortization expense, as a transportation agreement became fully amortized in April 2007, partially offset by depreciation and amortization on fixed asset additions.
General and Administrative
General and administrative costs increased by $0.3 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, due principally to an increase in equity-based incentive compensation expense.
Interest Expense
Interest expense for the nine months ended September 30, 2007 totaled $10.1 million, an increase of $0.4 million from $9.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, interest expense consisted of: $8.8 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.4 million of commitment fees on the unused portion of the credit facility; and $0.9 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the nine months ended September 30, 2006, interest expense consisted of: $8.6 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.4 million of commitment fees on the unused portion of the credit facility; and $0.7 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.8 million for the nine months ended September 30, 2007 as compared to $0.2 million for the nine months ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In August 2007, we entered into an amended and restated four-year, $100.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”) that amends and restates our previous senior credit agreement in its entirety. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. As of September 30, 2007, we had no amounts outstanding under the Credit Agreement.
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

We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February, May and August 2007, we paid regular cash distributions of $0.675, $0.69 and $0.705, respectively, on all units, an aggregate amount of $35.6 million. Included in these distributions was an aggregate of $1.5 million paid to the general partner as incentive distributions, as the distributions per unit exceeded $0.55.
Cash and cash equivalents decreased by $2.9 million during the nine months ended September 30, 2007. The cash flows used for financing activities of $38.2 million, in addition to cash flows used for investing activities of $2.8 million, exceeded cash flows generated from operating activities of $38.1 million. Working capital increased by $1.2 million to $10.6 million during the nine months ended September 30, 2007.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $5.0 million from $33.1 million for the nine months ended September 30, 2006 to $38.1 million for the nine months ended September 30, 2007. This increase is mainly due to $5.7 million in additional cash collections from our major customers, resulting principally from increased revenues and shortfall billings, partially offset by miscellaneous year-over-year changes in collections and payments.
As discussed above, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue payments. Certain of these shippers then have the right to recapture these amounts if future volumes exceed minimum levels. During the first nine months of 2007, we received cash payments of $3.4 million under these commitments. We billed $3.3 million in the first nine months of 2006 related to shortfalls that occurred during the nine months ended September 30, 2006, which expired without recapture and was recognized as revenue in the first nine months of 2007. Another $1.2 million is included in our accounts receivable at September 30, 2007 related to shortfalls that occurred in the third quarter of 2007.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $4.1 million from $6.9 million for the nine months ended September 30, 2006 to $2.8 million for the nine months ended September 30, 2007. Additions to properties and equipment for the nine months ended September 30, 2007 were $3.1 million, a decrease of $3.8 million from $6.9 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we also received cash proceeds of $0.3 million on the sale of certain assets.
Cash Flows — Financing Activities
Cash flows used for financing activities were $38.2 million for the nine months ended September 30, 2007 as compared to $34.3 million for the nine months ended September 30, 2006. During the first nine months of 2007, we paid cash distributions on all units and the general partner interest in the aggregate amount of $35.6 million, an increase of $3.2 million from $32.4 million in distributions paid during the first nine months of 2006. Cash paid for the purchases of units for restricted grants was $1.1 million for the nine months ended September 30, 2007, an increase of $0.5 million from $0.6 million for the nine months ended September 30, 2006. Cash distributions paid to the minority interest owner in Rio Grande was $1.3 million for the nine months ended September 30, 2007, as compared to $1.4 million for the nine months ended September 30, 2006. Also for the nine months ended September 30, 2007, we paid $0.2 million in deferred financing costs that were attributable to our amended credit agreement.
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
As previously announced, Holly has entered into a Memorandum of Understanding with Sinclair Transportation Company (“Sinclair”) to jointly build a 12-inch pipeline from Salt Lake City, Utah to Las Vegas, Nevada, together with terminal facilities in the Cedar City, Utah and north Las Vegas areas (the “UNEV Pipeline”). Subject to the execution of definitive agreements, Holly will own a 75% interest and Sinclair will own a 25% interest in the project. We have an understanding with Holly that we will be the operator and will have an option to purchase Holly’s investment in the project, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s share of actual costs, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The cost of the pipeline is expected to be $235.0 million, and the total cost of the project including terminals is expected to be approximately $300.0 million. Construction of this project is currently expected to be completed and operational in early 2009.
On October 15, 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System will include replacing 85 miles of eight-inch pipe with twelve-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The estimated cost of this project is expected to be $48.3 million. Currently, we are expecting to complete this project in January 2009.
We are also studying several other projects, which are in various stages of analysis.

We expect to use the issuance of debt securities and/or common units as well as borrowing under our Credit Agreement as the principal means of financing large investments in major capital projects such as the UNEV Pipeline project described in the paragraph above.
Credit Agreement
In August 2007, we entered into an amended and restated four-year, $100.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”) that amends and restates our previous senior credit agreement in its entirety. Union Bank of California, N.A. is a lender and serves as administrative agent under this agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are designated for working capital are short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit. Up to $20.0 million is available to fund distributions to unitholders. As of September 30, 2007, we had no amounts outstanding under the Credit Agreement.
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $200.0 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
Our obligations under the Credit Agreement are secured by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to our general partner and guaranteed by our wholly-owned subsidiaries.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days once each twelve-month period prior to the maturity date of the agreement.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% or 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
The Credit Agreement imposes certain requirements, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio and debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
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

The $185.0 million principal amount of Senior Notes is recorded at $181.3 million on our accompanying consolidated balance sheet at September 30, 2007. The difference of $3.7 million is due to the $2.9 million unamortized discount and $0.8 million relating to the fair value of the interest rate swap contract as further discussed under “Risk Management.”
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2007 and 2006.
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
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be $2.0 million over the next five years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. As of September 30, 2007, we estimate the total remaining remediation cost for the Albuquerque terminal to be insignificant. A remediation project is also under way in New Mexico concerning a leak at a point along our refined product pipeline from Artesia, New Mexico to Orla, Texas. As of September 30, 2007, we estimate the remaining cost on this project to be $0.3 million, half of which will be incurred within the next year. Holly has agreed, subject to a $15.0 million limit, to indemnify us for environmental liabilities related to the assets transferred to us by Holly to the extent such liabilities existed or arose from operation of these assets prior to the closing of our initial public offering on July 13, 2004 and are asserted within 10 years after that date. The Holly indemnification will cover the costs associated with the remediation projects mentioned above, including assessment, monitoring, and remediation programs.
In the fourth quarter of 2005, we experienced a refined product release near Sweetwater, Texas. As of September 30, 2007, we estimate that the total remaining remediation cost for this incident to be insignificant. This occurrence is not subject to indemnification from Alon.
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

RISK MANAGEMENT
We have entered into an interest rate swap contract to effectively convert the interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed rate to variable rates. Under the swap agreement, we receive 6.25% fixed rate on the notional amount and pay a variable rate equal to three-month LIBOR plus an applicable margin of 1.1575%. The variable rate being paid on the notional amount at September 30, 2007 was 6.7788%, including the applicable margin. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
The fair value of the interest rate swap agreement of $0.8 million is included in “Other long-term liabilities” in our accompanying consolidated balance sheet at September 30, 2007. The offsetting entry to adjust the carrying value of the debt securities whose fair value is being hedged is recognized as a reduction of “Long-term debt” on our accompanying consolidated balance sheet at September 30, 2007.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At September 30, 2007, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of September 30, 2007 would result in a change of approximately $5.1 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At September 30, 2007, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have been materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Securities and Use of Proceeds
(c) Common unit repurchases made in the quarter
In the third quarter of 2007, we paid $0.2 million for the purchase of 3,836 of our common units in the open market for the recipients of our 2007 restricted unit grants.

Maximum Number of
			Total Number of	Units that May
			Units Purchased as	Yet Be Purchased
			Part of Publicly	Under a Publicly
	Total Number of	Average Price	Announced Plan or	Announced Plan or
Period	Units Purchased	Paid Per Unit	Program	Program
July 2007	—	$—	—	—
August 2007	—	$—	—	—
September 2007	3,836	$45.29	—	—

Total	3,836	$45.29	—

Item 6. Exhibits
10.1	Amendment and Supplement to Pipeline Lease Agreement, dated February 21, 1997, between American Petrofina Pipeline Company (predecessor in interest to Alon USA, L.P.) and Navajo Pipeline Company (predecessor in interest to HEP Pipeline Assets, L.P.) (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 16, 2007).

10.2	Amendment to Pipelines and Terminals Agreement, dated July 13, 2004, by and among Holly Corporation, Navajo Refining Company, L.P., Holly Refining and Marketing Company, Holly Energy Partners – Operating, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 19, 2007).

10.3	Amended and Restated Credit Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., Bank of America, N.A., Guaranty Bank, and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 31, 2007).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.

(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 2, 2007	/s/ P. Dean Ridenour

P. Dean Ridenour
Vice President and Chief Accounting Officer and Director
(Principal Accounting Officer)

/s/ Stephen J. McDonnell

Stephen J. McDonnell
Vice President and Chief Financial Officer
(Principal Financial Officer)