Form 10-K/A
period 2006-12-31
HOLLY ENERGY PARTNERS LP
filed 2007-11-06
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

PURPOSE OF AMENDMENT
Holly Energy Partners, L.P. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on February 23, 2007, to correct amounts provided in the “Stock Awards” column of the Summary Compensation Table in Item 11 and to provide disclosures required by Item 404(b) of Regulation S-K in Item 13. This amendment to the original Form 10-K amends and restates only Items 11 and 13 in the original Form 10-K. The amended and restated Items 11 and 13 continue to speak as of the date of filing of the original Form 10-K. Holly Energy Partners, L.P. has not updated the disclosures in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

Item		Page
PART III

11.	Executive Compensation	4

13.	Certain Relationships, Related Transactions and Director Independence	19

PART IV

15.	Exhibits and financial statement schedules	23

	Signatures	24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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
Overview
HEP has no employees. HEP is managed through HLS, the general partner of HEP’s general partner. The board of directors and employees providing services to HEP are retained by HLS. HLS is a subsidiary of Holly and currently has 89 employees that provide general, administrative and operational services to HEP. Throughout this discussion, the individuals included in the Summary Compensation Table on page 97, who are Matthew P. Clifton, HLS’s Chairman of the Board and Chief Executive Officer, Stephen J. McDonnell, HLS’s Vice President and Chief Financial Officer, P. Dean Ridenour, HLS’s Vice President and Chief Accounting Officer, and James G. Townsend, Vice President — Pipeline Operations, are referred to as the “Named Executive Officers.” Although HLS has additional executive officers, none of the additional executive officers of HLS received total compensation from HLS in 2006 in excess of $100,000.
Under the terms of the Omnibus Agreement, we pay Holly an annual administrative fee in the amount of $2.0 million for the provision of general and administrative services for our benefit, which may be increased as permitted under the Omnibus Agreement. Additionally, we reimburse Holly for expenses incurred on our behalf. These expenses include the costs of employee, officer, and director compensation and benefits properly allocable to HEP and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, HEP. The partnership agreement provides that the general partner will determine the expenses that are allocable to HEP. See Item 13, “Certain Relationships and Related Transactions” of this Form 10-K/A Annual Report for additional discussion of relationships and transactions we have with Holly. Each of the services included within the administrative fee is not assigned any particular individual value. Further, no portion of the administrative fee is subject to an allocation agreement for the services provided by the individual Named Executive Officers of HLS. Consequently, the compensation paid by Holly to the Named Executive Officers is not allocable to the annual administrative fee as reimbursement of compensation paid by Holly for services performed by the Named Executive Officers for HLS.
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
Compensation Committee Report
The Compensation Committee of the Holly Logistic Services, L.L.C. Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
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

Summary Compensation Table
							Non-Equity	Change in
							Incentive Plan	Pension	All Other
Name and		Salary	Bonus	Stock Awards		Option Awards	Compensation	Value	Compensation	Total
Position Principal	Year	($)	($)	($)		($)	($)	($)	($)	($)

Matthew P. Clifton, Chairman of the Board and Chief Executive Officer	2006	$—	$—	$286,522	(1)	$—	$—	$—	$—	$286,522

Stephen J. McDonnell, Vice President and Chief Financial Officer	2006	$—	$—	$35,086	(1)	$—	$—	$—	$—	$35,086

P. Dean Ridenour, Vice President and Chief Accounting Officer	2006	$—	$—	$135,406	(1)	$—	$—	$—	$—	$135,406

James G. Townsend, Vice President — Pipeline Operations	2006	$203,940 (2)	$30,000 (3)	$71,132	(1)	$—	$143,000 (4)	$38,555 (5)	$7,471 (6)	$494,098

(1)	See our note 6 to consolidated financial statements for a discussion of the assumptions used in determining the SFAS 123(r) compensation cost of these awards. The amount for Mr. Clifton is based on an estimated payment of 125% of the performance units.

(2)	Mr. Townsend’s annual salary was adjusted to $190,000 effective March 1, 2006 from his previous salary of $175,398. The $203,940 is comprised of: (i) ten months of salary at the March 1, 2006 rate, (ii) two months of salary at the previous rate, and (iii) an adjustment of $17,160 to correct for a raise approved in 2005 not reflected in his previous annual salary. 42% of Mr. Townsend’s salary was charged to Navajo Pipeline for services provided in 2006 by Mr. Townsend to Navajo Pipeline.

(3)	This reflects the discretionary portion of Mr. Townsend’s bonus, which amount is in excess of the pre-defined target amount. 42% of this amount was charged to Navajo Pipeline for services provided in 2006 by Mr. Townsend to Navajo Pipeline.

(4)	This reflects the pre-defined target percentages that were allocated to various components as follows:
•	A portion of Mr. Townsend’s bonus equal to 5% of his base salary, based on Holly’s pre-tax net income (“PTNI”) goal of $197,907,000. This component was subject to being adjusted to a minimum amount of 0% and a maximum amount of 10%. As Holly exceeded its PTNI goal by 20%, this component was earned at 10%.

•	A portion of Mr. Townsend’s bonus equal to 5% of his base salary, based on Holly’s stock price performance over the year versus that of its peers. This component was subject to being adjusted to a minimum amount of 0% and a maximum amount of 10%. As Holly outperformed its peers, this component was earned at 10%.
•	A portion of Mr. Townsend’s bonus equal to 20% of his base salary, based on the performance of Mr. Townsend’s business unit versus the unit’s budgeted goal for 2006. Given the performance of the business unit versus its internal goals for 2006, this component was earned at 40%.

•	A portion of Mr. Townsend’s bonus equal to 10% of his base salary, based on Mr. Townsend’s individual performance over the year. This component was subject to being adjusted to a minimum amount of 0% and a maximum amount of 20%. Mr. Townsend’s individual performance for 2006 was evaluated through an annual performance review completed in February 2007. The review included a written assessment provided by Mr. Townsend’s immediate supervisor. The assessment reviewed how well Mr. Townsend displayed each of the following six “Performance Dimensions”:
•	Interpersonal Effectiveness

•	Business Conduct

•	Leadership

•	Professional & Technical Competency

•	Results Orientation

•	Strengths
Each one of these performance dimensions had a variety of sub-categories that were separately reviewed. The assessment also evaluated how well Mr. Townsend had performed the individual goals he had been assigned for 2006. As a result of the assessment, Mr. Townsend was eligible to receive as part of his bonus 15% of his base salary.
(5)	This reflects the following assumptions:

	December 31, 2005	December 31, 2006

Discount Rate:	5.75%	6.00%

Mortality Table:	1994 Group Annuity	RP2000 White Collar

Reserving Table:	Projected to 2020	(50% Male/ 50% Female)

Retirement Age:	62	62
(6)	This reflects matching contributions made to the Thrift Plan by HLS, which was reimbursed by HEP.

2006 Grants of Plan-Based Awards

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive			Equity Incentive
		Plan Awards			Plan Awards
		(c)	(d)	(e)	(f)	(g)	(h)	All other		Base Price	(j)
(a)	(b)	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	Equity		of Awards	Grant Date
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Awards		($/Unit) (i)	Fair Value

Matthew P. Clifton, Chairman of the Board and Chief Executive Officer	2/16/2006	n/a	n/a	n/a	4,219 (1)	8,438 (1)	12,657 (1)	n/a		n/a	$416,099	(7)

Stephen J. McDonnell, Vice President and Chief Financial Officer	2/16/2006	n/a	n/a	n/a	n/a	n/a	n/a	1,250	(2)	n/a	$49,313	(8)

P. Dean Ridenour, Vice President and Chief Accounting Officer	2/16/2006	n/a	n/a	n/a	n/a	n/a	n/a	4,375	(3)	n/a	$172,594	(8)

James G. Townsend, Vice President — Pipeline Operations	2/16/2006	n/a	$76,000 (4)	$152,000 (5)	n/a	n/a	n/a	2,500	(6)	n/a	$98,625	(8)

(1)	The Committee approved a grant of 8,438 performance units to Mr. Clifton. Under the terms of the grant, Mr. Clifton may earn from 50% to 150% of the performance units, based on the increase in HEP’s cash distributions on the common units of HEP. The performance period for the award began on January 1, 2006 and ends on December 31, 2008. Following the completion of the performance period, Mr. Clifton shall be entitled to a payment of a number of common units equal to the result of multiplying the original grant amount of 8,438 by the performance percentage set forth below:

3-Year Total Increase in Cash
Distributions Per Common Unit above	Performance Percentage (%) to be
$7.50 (beginning with base of $2.50)	Multiplied by Performance Units
$0.00 or less	50%
$0.62	100%
$1.27 or more	150%
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

(7)	This reflects the closing price at the date of grant and an assumed payment of 125% of the performance units.

(8)	This reflects the closing price at the date of grant.
Outstanding Equity Awards at Fiscal Year End

	Equity Awards
					Equity Incentive
				Equity Incentive	Plan Awards: Market
				Plan Awards: Number	or Payout Value of
				of Unearned Units,	Unearned Units,
			Market Value of	Units or Other	Units or Other
	Number of Units		Units That Had Not	Rights That Had Not	Rights That Had Not
	That Had Not Vested		Vested	Vested	Vested
Name	(#)		($)	(#)	($)

Matthew P. Clifton, Chairman of the Board and Chief Executive Officer	n/a		n/a	16,240 (1)	$653,660

Stephen J. McDonnell, Vice President and Chief Financial Officer	1,755	(2)	$70,639 (4)	n/a	n/a

P. Dean Ridenour, Vice President and Chief Accounting Officer	7,096	(3)	$285,614 (4)	n/a	n/a

James G. Townsend, Vice President — Pipeline Operations	3,231	(5)	$130,048 (4)	n/a	n/a

(1)	This number reflects the combined total of A and B below:
A.	An award of 7,802 restricted units made to Mr. Clifton in February 2005. Except in the case of early termination, after December 31, 2007 (i) one third of the restricted units will vest if HEP’s quarterly adjusted net income per diluted unit is not less than $0.56 for any quarter between October 1, 2007 and December 31, 2010; (ii) one third of the restricted units will vest if HEP’s quarterly adjusted net income per diluted unit is not less than $0.56 for any quarter between October 1, 2008 and December 31, 2010; and (iii) one third of the restricted units will vest if HEP’s quarterly adjusted net income per diluted unit is not less than $0.56 for any quarter between October 1, 2009 and December 31, 2010.

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

			Equity Incentive Plan
	Market Value of		Awards: Market Value of
	Unvested Units Upon a		Unvested Units Upon a
Name	Change in Control		Change in Control
Matthew P. Clifton	n/a		$823,475 (1)
Stephen J. McDonnell	$70,639	(2)	n/a
P. Dean Ridenour	$285,614	(2)	n/a
James G. Townsend	$130,048	(2)	n/a

(1)	Based upon (i) a payment of 100% of the units described at the Outstanding Equity Awards at Fiscal Year End Table in footnote (1)A and (ii) a payment of 150% of the units described in footnote (1)B above, as provided for under the terms of the long-term incentive equity agreements governing the awards, at the closing price of $40.25 on December 29, 2006.

(2)	Based upon a payment of 100% of the units as provided for under the terms of the long-term incentive equity agreements governing the awards of the units, at the closing price of $40.25 on December 29, 2006.
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
PIPELINES AND TERMINALS AGREEMENTS
At the time of our initial public offering, we entered into a pipelines and terminals agreement with Holly, and in July 2005, we entered into an Intermediate Pipelines agreement, both as described under “Business — Agreements with Holly” under Item 1 of this Form 10-K/A Annual Report.

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
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
The disclosure, review and approval of any transactions with related persons is governed by our Code of Business Conduct and Ethics, which provides guidelines for disclosure, review and approval of any transaction that creates a conflict of interest between us and our employees, officers or directors and members of their immediate family. Conflict of interest transactions may be authorized if they are found to be in the best interest of the Partnership based on all relevant facts. Pursuant to the Code of Business Conduct and Ethics, conflicts of interest are to be disclosed to and reviewed by a superior employee to the related person who does not have a conflict of interest, and additionally, if more than trivial size, by the superior of the reviewing person. Conflicts of interest involving directors or senior executive officers are reviewed by the full Board of Directors or by a committee of the Board of Directors on which the related person does not serve. Related party transactions required to be disclosed in our SEC reports are reported through our disclosure controls and procedures.
There are no transactions disclosed in this Item 13 entered into since January 1, 2006 that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Documents filed as part of this report
     (1) Exhibits

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

HOLLY ENERGY PARTNERS, L.P. (Registrant)
	By:	HEP LOGISTICS HOLDINGS, L.P. its General Partner

	By:	HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 6, 2007	/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board of Directors and Chief Executive Officer

/s/ P. Dean Ridenour
P. Dean Ridenour
Vice President and Chief Accounting Officer and Director (Principal Accounting Officer)

/s/ Stephen J. McDonnell
Stephen J. McDonnell
Vice President and Chief Financial Officer (Principal Financial Officer)