Form 10-Q
period 2008-03-31
HOLLY ENERGY PARTNERS LP
filed 2008-05-05
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of the registrant’s outstanding common units at April 30, 2008 was 8,390,000.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. These statements are based on management’s beliefs and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance, and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove correct. Therefore, actual outcomes and results could differ materially from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:
•	Risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled in our terminals;

•	The economic viability of Holly Corporation, Alon USA, Inc. and our other customers;

•	The demand for refined petroleum products and crude oil in markets we serve;

•	Our ability to successfully purchase and integrate additional operations in the future;

•	Our ability to complete previously announced pending or contemplated acquisitions;

•	The availability and cost of our financing;

•	The possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	The effects of current and future government regulations and policies;

•	Our operational efficiency in carrying out routine operations and capital construction projects;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions; and

•	Other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Risk Factors,” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2008	December 31,
	(Unaudited)	2007
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$8,237	$10,321
Accounts receivable:
Trade	5,184	6,611
Affiliates	7,773	5,700

	12,957	12,311

Prepaid and other current assets	342	546

Total current assets	21,536	23,178

Properties and equipment, net	274,187	158,600
Transportation agreements, net	125,374	54,273
Other assets	6,209	2,853

Total assets	$427,306	$238,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$4,773	$3,011
Accounts payable — affiliates	5,068	6,021
Accrued interest	1,027	2,996
Deferred revenue	5,551	3,700
Accrued property taxes	626	1,177
Other current liabilities	651	827
Short-term borrowings under credit agreement	10,000	—

Total current liabilities	27,696	17,732

Commitments and contingencies	—	—
Long-term debt	356,330	181,435
Other long-term liabilities	4,695	1,181
Minority interest	11,145	10,740

Partners’ equity (deficit):
Common unitholders (8,390,000 and 8,170,000 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	179,034	172,807
Subordinated unitholders (7,000,000 units issued and outstanding)	(75,779)	(73,725)
Class B subordinated unitholders (937,500 units issued and outstanding)	22,697	22,973
General partner interest (2% interest)	(94,163)	(94,239)
Accumulated other comprehensive loss	(4,349)	—

Total partners’ equity	27,440	27,816

Total liabilities and partners’ equity	$427,306	$238,904

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per unit data)
Revenues:
Affiliates	$18,318	$13,790
Third parties	8,958	10,082

	27,276	23,872

Operating costs and expenses:
Operations	9,727	7,733
Depreciation and amortization	4,313	4,071
General and administrative	1,286	1,272

	15,326	13,076

Operating income	11,950	10,796

Other income (expense):
Interest income	93	185
Interest expense	(3,807)	(3,358)
Gain on sale of assets	36	297
Minority interest in Rio Grande Pipeline Company	(406)	(427)

	(4,084)	(3,303)

Income before income taxes	7,866	7,493

State income tax	(68)	(59)

Net income	7,798	7,434

Less general partner interest in net income	821	580

Limited partners’ interest in net income	$6,977	$6,854

Net income per limited partner unit - basic and diluted	$0.43	$0.43

Weighted average limited partners’ units outstanding	16,181	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$7,798	$7,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,313	4,071
Minority interest in Rio Grande Pipeline Company	405	427
Amortization of restricted and performance units	94	302
Gain on sale of assets	(36)	(297)
(Increase) decrease in current assets:
Accounts receivable	1,427	1,768
Accounts receivable — affiliates	(2,073)	1,652
Prepaid and other current assets	204	391
Increase (decrease) in current liabilities:
Accounts payable	1,762	(1,664)
Accounts payable — affiliates	(953)
Accrued interest	(1,969)	(1,953)
Deferred revenue	1,851	906
Accrued property tax	(551)	(360)
Other current liabilities	(177)	(368)
Other, net	309	284

Net cash provided by operating activities	12,404	12,593

Cash flows from investing activities
Additions to properties and equipment	(11,086)	(912)
Acquisition of crude pipelines and tankage assets	(171,000)	—
Proceeds from sale of assets	36	325

Net cash used for investing activities	(182,050)	(587)

Cash flows from financing activities
Borrowings under credit agreement	181,000	—
Proceeds from issuance of common units	104	—
Distributions to partners	(12,623)	(11,538)
Cash contribution from general partner	186	—
Purchase of units for restricted grants	(514)	(908)
Deferred financing costs	(591)	—
Other	—	(15)

Net cash provided by (used for) financing activities	167,562	(12,461)

Cash and cash equivalents
Decrease for period	(2,084)	(455)
Beginning of period	10,321	11,555

End of period	$8,237	$11,100

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit) and Comprehensive Income
(Unaudited)

					Accumulated
			Class B	General	Other
	Common	Subordinated	Subordinated	Partner	Comprehensive
	Units	Units	Units	Interest	Loss	Total
			(In thousands)
Balance December 31, 2007	$172,807	$(73,725)	$22,973	$(94,239)	$—	$27,816
Net income	3,552	3,021	404	821	—	7,798
Change in fair value of cash flow hedge	—	—	—	—	(4,349)	(4,349)

Comprehensive income	3,552	3,021	404	821	(4,349)	3,449
Distributions to partners	(5,938)	(5,075)	(680)	(931)	—	(12,624)
Issuance of common units	9,104	—	—	—	—	9,104
Cost of issuing common units	(71)	—	—	—	—	(71)
Capital contribution	—	—	—	186	—	186
Purchase of units for restricted grants	(514)	—	—	—	—	(514)
Amortization of restricted and performance units	94	—	—	—	—	94

Balance March 31, 2008	$179,034	$(75,779)	$22,697	$(94,163)	$(4,349)	$27,440

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 46% owned by Holly Corporation and its subsidiaries (collectively “Holly”). HEP commenced operations July 13, 2004 upon the completion of its initial public offering. In this document, the words “we”, “our”, “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum product and crude gathering pipelines, tankage and terminal facilities.
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. We own and operate the two parallel intermediate feedstock pipelines (the “Intermediate Pipelines”), which connect the New Mexico refining facilities. Our refined product pipelines serve as part of the product distribution network that services the Navajo Refinery. Our terminal operations serving the Navajo Refinery include a truck rack at the Navajo Refinery and four integrated refined product terminals located in New Mexico, Texas and Arizona. On February 29, 2008, we acquired pipeline and tankage assets from Holly (the “Crude Pipelines and Tankage Assets”) that also service the Navajo Refinery. See Note 2 for a further description of these assets.
Another of Holly’s wholly-owned subsidiaries owns a refinery located near Salt Lake City, Utah (the “Woods Cross Refinery”). Our operations serving the Woods Cross Refinery include a truck rack at the Woods Cross Refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho. See Note 2 for a description of the Crude Pipelines and Tankage Assets that also service the Woods Cross refinery.
We also own and operate refined products pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s refinery in Big Spring, Texas.
Additionally, we own a refined product terminal in Mountain Home, Idaho, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases to northern Mexico.
The consolidated financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, that, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.
We have reclassified state income taxes for the three months ended March 31, 2007 to conform to our current presentation at March 31, 2008. State income taxes were previously classified as operations and general and administrative expenses in our consolidated statement of income for the three months ended March 31, 2007.

Recent Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of fair value and are given the highest priority level (level 1). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3). We adopted this standard effective January 1, 2008.
We have interest rate swaps that we measure at fair value on a recurring basis using level 2 inputs. See Note 5 in the “Notes to the Consolidated Financial Statements” for additional information on these swaps.
SFAS No. 133 Implementation Issue No. E23 “Issues Involving the Application of the Shortcut Method under Paragraph 68”
In January 2008, the FASB posted SFAS No. 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68. This standard addresses issues pertaining to the application of the shortcut method in accounting for hedges when the settlement of a hedged item occurs subsequent to the interest rate swap trade date. It also addresses hedging relationships when the transaction price of an interest rate swap is zero. This standard is effective for hedging relationships designated on or after January 1, 2008 and requires the reassessment of preexisting hedges utilizing the shortcut method under this new guidance. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
Note 2: Acquisition
On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico, and crude oil and product pipelines that support Holly’s Woods Cross Refinery. The consideration paid for the Crude Pipelines and Tankage Assets consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. We financed the $171.0 million cash portion of the consideration through borrowings under our senior secured revolving credit agreement expiring August 2011.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with Holly (the “Holly CPTA”). Under this agreement, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities, respectively that, at the agreed rates, will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”) but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
The consideration paid for the Crude Pipeline and Tankage Assets was allocated to the individual assets acquired based on management’s preliminary fair value estimates. In accounting for this acquisition, we recorded pipeline and terminal assets of $108.0 and an intangible asset of $72.0 million, representing the allocated value of the Holly CPTA. This intangible asset is included in “Transportation agreements, net” in our consolidated balance sheets.
In accordance with the provisions of FASB Interpretation (“FIN”) No. 46, Holly recognizes us as a variable interest entity (“VIE”). Under this standard, our purchase of Holly’s Crude Pipelines and Tankage Assets qualifies as a reconsideration event whereby Holly reassessed their beneficial interest in us. Following our acquisition of these assets, Holly determined that their beneficial interest in us now exceeds 50%. Accordingly, Holly reconsolidated us effective March 1, 2008.

Note 3: Properties and Equipment

	March 31,	December 31,
	2008	2007
	(In thousands)
Pipelines and terminals	$305,088	$196,800
Land and right of way	23,977	22,825
Other	6,394	5,706
Construction in progress	18,061	9,103

	353,520	234,434
Less accumulated depreciation	79,333	75,834

	$274,187	$158,600

During the three months ended March 31, 2008 we capitalized $0.2 million in interest related to major construction projects. We did not capitalize any interest during the three months ended March 31, 2007.
Note 4: Transportation Agreements
Our transportation recorded agreements consist of the following:
•	The transportation agreement with Alon USA, Inc (“Alon”) represents a portion of the total purchase price of assets purchased from Alon in 2005 that was allocated based on an estimated fair value derived under the income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the pipelines and terminals agreement with Alon plus the expected 15-year extension period.

•	The Holly crude pipelines and tankage agreement represents a portion of the total purchase price of the Crude Pipelines and Tankage Assets that was allocated based on management’s preliminary estimate of its fair value. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.
The carrying amounts of our transportation agreements are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	72,000	—

	131,933	59,933
Less accumulated amortization	6,559	5,660

	$125,374	$54,273

Note 5: Debt
Credit Agreement
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million (the “Credit Agreement’), which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of March 31, 2008 and December 31, 2007, we had $181.0 million and zero, respectively, outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the three months ended March 31, 2008, we received advances totaling $10.0 million under the Credit Agreement that were used to fund capital expenditures.
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $370.0 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2008, we are subject to the 0.25% rate on the $119.0 million of the unused commitment on the Credit Agreement. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Senior Notes Due 2015
Our senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (the “Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$181,000	$—

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,629)	(2,724)
Fair value hedge — interest rate swap	2,959	(841)

	185,330	181,435

Total Debt	366,330	181,435
Less short-term borrowing under credit agreement	10,000	—

Total long-term debt	$356,330	$181,435

Interest Rate Risk Management
As of March 31, 2008, we have two interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.50%, that results in a March 31, 2008 effective interest rate of 5.24%.
Under the provisions of SFAS No. 133, we have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.23% at March 31, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness under the provisions of SFAS No. 133. Accordingly, we use the “shortcut” method of accounting as prescribed under SFAS No. 133. Under this method, we adjust the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to our Senior Notes, effectively adjusting the carrying value of $60.0 million of principal on the Senior notes to its fair value.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.

Additional information on our interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other long-term liabilities	$4,349	Accumulated other comprehensive loss

Fair value hedge - $60 million of 6.25% Senior Notes	Other assets	$2,959	Long-term debt
Other Debt Information

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$2,710	$2,932
Credit Agreement, net of interest rate swap	803	—
Amortization of discount and deferred issuance costs	223	303
Commitment fees	71	123

Net interest expense	$3,807	$3,358

Cash paid for interest(1)	$5,013	$5,135

(1)	Net of cash received under our interest rate swap agreement of $1.9 million for the three months ended March 31, 2008 and 2007.
The estimated fair value of our Senior Notes was $167.9 million at March 31, 2008.
Note 6: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly under certain provisions of the Omnibus Agreement that we entered into with Holly in July 2004.
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.2 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On March 31, 2008, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.3 million for the three months ended March 31, 2008 and 2007. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2008, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 243,486 had not yet been granted.

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
A summary of restricted unit activity and changes during the three months ended March 31, 2008, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2008 (not vested)	44,711	$44.77
Granted	15,902	40.54
Forfeited	(303)	44.62
Vesting and transfer of full ownership to recipients	(11,486)	43.53

Outstanding at March 31, 2008 (not vested)	48,824	$43.69	1.5	$1,874

There were 11,486 restricted units having an intrinsic value of $0.4 million and a fair value of $0.5 million that were vested and transferred to recipients during the three months ended March 31, 2008. As of March 31, 2008, there was $1.1 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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
We granted 14,337 performance units to certain officers in March 2008. These units will vest over a three-year performance period ending December 31, 2010, and are payable in HEP common units. The number of units actually earned will be based on the growth of distributions to limited partners over the performance period, and can range from 50% to 150% of the number of performance units issued. The fair value of these performance units is based on the grant date closing unit price of $40.54 and will apply to the number of units ultimately awarded.

A summary of performance units activity and changes during the three months ended March 31, 2008 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2008 (not vested)	24,148
Granted	14,337
Forfeited	—
Vesting and transfer of full ownership to recipients	(1,514)

Outstanding at March 31, 2008 (not vested)	36,971

There were 1,514 performance units having an intrinsic value of $0.1 million and a fair value of $0.1 million that were vested and transferred to recipients during the three months ended March 31, 2008. Based on the weighted average fair value at March 31, 2008 of $42.10 there was $1.3 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 7: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP Plc (“BP”). The major concentration of our petroleum products pipeline system’s revenue is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended
	March 31,
	2008	2007
Holly	67%	58%
Alon	19%	26%
BP	10%	13%
Note 8: Related Party Transactions
Holly
As of March 31, 2008, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline and terminal agreements.
In connection with our purchase of the Crude Pipelines and Tankage Assets from Holly on February 29, 2008, we entered into the 15-year Holly CPTA. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities, respectively that, at the agreed rates, will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the PPI but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
We also have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (the “Holly PTA”). Our third agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (the “Holly IPA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. The minimum revenue commitments under the Holly PTA and the Holly IPA increase each year at a rate equal to the percentage change in PPI, but will not decrease as a result of a decrease in the PPI.

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
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and that expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
In consideration for Holly’s assistance in obtaining our joint venture opportunity in a new 95-mile intrastate pipeline system (the “SLC Pipeline”) now under construction by Plains All American Pipeline, L.P. (“Plains”), we will pay Holly a $2.5 million finder’s fee upon the closing of our investment in the joint venture with Plains. See Note 11 for further information on this proposed joint venture.
•	Pipeline, terminal and tankage revenues received from Holly were $18.3 million and $13.8 million for the three months ended March 31, 2008 and 2007, respectively. These amounts include the revenues received under the Holly PTA, Holly IPA and Holly CPTA.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.5 million for the three months ended March 31, 2008 and 2007.

•	We reimbursed Holly for costs of employees supporting our operations of $2.6 million and $2.3 million for the three months ended March 30, 2008 and 2007, respectively.

•	Holly reimbursed us zero and $74,000 for the three months ended March 31, 2008 and 2007, respectively, for certain costs paid on their behalf.

•	We distributed $6.1 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	Our accounts receivable from Holly were $7.8 million and $5.7 million at March 31, 2008 and December 31, 2007, respectively.

•	Holly failed to meet its minimum volume commitment for each of the eleven quarters since inception of the Holly IPA. We have charged Holly $4.8 million for these shortfalls to date, $0.2 million and zero of which is included in affiliate accounts receivable at March 31, 2008 and December 31, 2007, respectively.

•	For the three months ended March 31, 2008, our revenues from Holly included $0.6 million of shortfalls billed under the Holly IPA in 2007 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 30, 2008 and December 31, 2007, includes $0.8 million and $1.1 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $0.8 million deferred at March 31, 2008.
BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•	BP’s agreement to ship on the Rio Grande pipeline expired on March 31, 2008. Rio Grande is currently serving multiple shippers on the pipeline. We recorded revenues from them of $2.7 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively.

•	Rio Grande did not pay any distributions for the three months ended March 31, 2008 and 2007.

•	Included in our accounts receivable — trade at March 31, 2008 and December 31, 2007 were $0.6 million and $1.5 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon
We have a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”), expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariffs are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2008 PPI rate adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2009 is $21.9 million.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	We recognized $3.4 million and $4.4 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $1.8 million under a pipeline capacity lease for the three months ended March 31, 2008 and 2007. The pipeline lease agreement with Alon was amended effective August 31, 2007 to extend two capacity leases for 10 years to August 31, 2018 and July 31, 2020, respectively, to reduce the total leased capacity from 20,000 to 17,500 barrels per day (“bpd”) effective September 1, 2008, and to allow Alon an option, effective from September 1, 2008, to increase the leased capacity by 2,500 bpd for a term of 10 years.

•	We paid $0.7 million and $0.6 million to Alon for distributions on our Class B subordinated units for the three months ended March 31, 2008 and 2007, respectively.

•	Included in our accounts receivable — trade at March 31, 2008 and December 31, 2007 were $4.0 million and $3.5 million, respectively, which represented the receivable balance from Alon.

•	For the three months ended March 31, 2008, our revenues from Alon included $0.8 million of shortfalls billed under the Alon PTA in 2007 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2008 and December 31, 2007 includes $4.7 million and $2.6 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $4.7 million deferred at March 31, 2008.

Note 9: Partners’ Equity, Allocations and Cash Distributions
Issuances of units
As partial consideration for our purchase of the Crude Pipelines and Tankage Assets, we issued 217,497 of our common units having a fair value of $9.0 million to Holly. Additionally, Holly purchased an additional 2,503 of our common units for $0.1 million and HEP Logistics Holdings, L.P., our general partner, contributed $0.2 million as an additional capital contribution in order to maintain its 2% general partner interest.
Holly currently holds 7,000,000 of our subordinated units and 290,000 of our common units, which constitutes a 46% ownership interest in us, including the 2% general partner interest.
The Holly-owned subordinated units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that cash is available for common unit distributions during the subordination period. The subordination period will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before June 30, 2009. The Holly-owned subordinated units may convert to common units on a one-for-one basis when certain conditions are met. The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.
Under our registration statement filed with the SEC using a “shelf” registration process, we may offer from time to time up to $800.0 million of our securities through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
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

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per unit data)
General partner interest	$252	$222
General partner incentive distribution	679	440

Total general partner distribution	931	662
Limited partner distribution	11,678	10,876

Total regular quarterly cash distribution	$12,609	$11,538

Cash distribution per unit applicable to limited partners	$0.725	$0.675

On April 25, 2008, we announced a cash distribution for the first quarter of 2008 of $0.735 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid May 14, 2008 to all unitholders of record on May 5, 2008. The aggregate amount of the distribution will be $13.0 million, including $0.7 million paid to the general partner as an incentive distribution.

As a master limited partnership, we distribute our available cash which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.
Note 10: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional. Rio Grande (“Non-Guarantor”), in which we have a 70% ownership interest, is the only subsidiary that has not guaranteed these obligations.
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
March 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,679	$4,556	$—	$8,237
Accounts receivable	—	12,337	620	—	12,957
Intercompany accounts receivable (payable)	(150,588)	150,994	(406)	—	—
Prepaid and other current assets	94	248	—	—	342

Total current assets	(150,492)	167,258	4,770	—	21,536

Properties and equipment, net	—	241,251	32,936	—	274,187
Investment in subsidiaries	360,440	26,006	—	(386,446)	—
Transportation agreements, net	—	125,374	—	—	125,374
Other assets	4,212	1,997	—	—	6,209

Total assets	$214,160	$561,886	$37,706	$(386,446)	$427,306

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$9,453	$388	$—	$9,841
Accrued interest	(955)	1,982	—	—	1,027
Deferred revenue	—	5,551	—	—	5,551
Accrued property taxes	—	580	46	—	626
Other current liabilities	2,345	(1,815)	121	—	651
Short-term borrowings under credit agreement	—	10,000	—	—	10,000

Total current liabilities	1,390	25,751	555	—	27,696

Long-term debt	185,330	171,000	—	—	356,330
Other long-term liabilities	—	4,695	—	—	4,695
Minority interest	—	—	—	11,145	11,145
Partners’ equity	27,440	360,440	37,151	(397,591)	27,440

Total liabilities and partners’ equity	$214,160	$561,886	$37,706	$(386,446)	$427,306

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$8,060	$2,259	$—	$10,321
Accounts receivable	—	10,820	1,491	—	12,311
Intercompany accounts receivable (payable)	(141,175)	141,553	(378)	—	—
Prepaid and other current assets	183	363	—	—	546

Total current assets	(140,990)	160,796	3,372	—	23,178

Properties and equipment, net	—	125,383	33,217	—	158,600
Investment in subsidiaries	353,235	25,059	—	(378,294)	—
Transportation agreements, net	—	54,273	—	—	54,273
Other assets	1,302	1,551	—	—	2,853

Total assets	$213,547	$367,062	$36,589	$(378,294)	$238,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$8,499	$533	$—	$9,032
Accrued interest	(2,932)	5,928	—	—	2,996
Deferred revenue	—	3,700	—	—	3,700
Accrued property taxes	—	1,021	156	—	1,177
Other current liabilities	6,387	(5,661)	101	—	827

Total current liabilities	3,455	13,487	790	—	17,732

Long-term debt	181,435	—	—	—	181,435
Other long-term liabilities	841	340	—	—	1,181
Minority interest	—	—	—	10,740	10,740
Partners’ equity	27,816	353,235	35,799	(389,034)	27,816

Total liabilities and partners’ equity	$213,547	$367,062	$36,589	$(378,294)	$238,904

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$18,327	$—	$—	$18,327
Third parties	—	6,516	2,750	(317)	8,949

	—	24,843	2,750	(317)	27,276

Operating costs and expenses:
Operations	—	8,973	1,071	(317)	9,727
Depreciation and amortization	—	3,988	325	—	4,313
General and administrative	742	543	1	—	1,286

	742	13,504	1,397	(317)	15,326

Operating income (loss)	(742)	11,339	1,353	—	11,950

Equity in earnings of subsidiaries	11,554	947	—	(12,501)	—
Interest income (expense)	(3,014)	(719)	19	—	(3,714)
Gain on sale of assets	—	36	—	—	36
Minority interest	—	—	—	(406)	(406)

	8,540	264	19	(12,907)	(4,084)

Income before income taxes	7,798	11,603	1,372	(12,907)	7,866

State income tax	—	(49)	(19)	—	(68)

Net income	$7,798	$11,554	$1,353	$(12,907)	$7,798

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues:
Affiliates	$—	$13,790	$—	$—	$13,790
Third parties	—	7,349	3,026	(293)	10,082

	—	21,139	3,026	(293)	23,872

Operating costs and expenses:
Operations	—	7,233	793	(293)	7,733
Depreciation and amortization	—	3,223	848	—	4,071
General and administrative	766	505	1	—	1,272

	766	10,961	1,642	(293)	13,076

Operating income (loss)	(766)	10,178	1,384	—	10,796

Equity in earnings of subsidiaries	11,264	997	—	(12,261)	—
Interest income (expense)	(3,064)	(149)	40	—	(3,173)
Gain on sale of assets	—	297	—	—	297
Minority interest	—	—	—	(427)	(427)

	8,200	1,145	40	(12,688)	(3,303)

Income before income taxes	7,434	11,323	1,424	(12,688)	7,493

State income tax	—	(59)	—	—	(59)

Net income	$7,434	$11,264	$1,424	$(12,688)	$7,434

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$3,908	$6,154	$2,342	$—	$12,404

Cash flows from investing activities
Additions to properties and equipment	—	(11,041)	(45)	—	(11,086)
Acquisition of crude pipelines and tankage assets	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(182,005)	(45)	—	(182,050)

Cash flows from financing activities
Borrowings under credit agreement	—	181,000	—	—	181,000
Proceeds from issuance of common units	—	104	—	—	104
Distributions to partners	(12,437)	—	—	—	(12,437)
Cash distribution to minority interest	—	—	—	—	—
Purchase of units for restricted grants	(514)	—	—	—	(514)
Deferred financing costs	—	(591)	—	—	(591)

	(12,951)	180,513	—	—	167,562

Cash and cash equivalents
Increase (decrease) for the period	(9,043)	4,662	2,297	—	(2,084)
Beginning of period	2	8,060	2,259	—	10,321

End of period	$(9,041)	$12,722	$4,556	$—	$8,237

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities	$12,446	$(2,934)	$3,081	$—	$12,593

Cash flows from investing activities
Additions to properties and equipment	—	(908)	(4)	—	(912)
Proceeds from sale of assets	—	325	—	—	325

	—	(583)	(4)	—	(587)

Cash flows from financing activities
Distributions to partners	(11,538)	—	—	—	(11,538)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Other	—	(15)	—	—	(15)

	(12,446)	(15)	—	—	(12,461)

Cash and cash equivalents
Increase (decrease) for the period	—	(3,532)	3,077	—	(455)
Beginning of period	2	9,819	1,734	—	11,555

End of period	$2	$6,287	$4,811	$—	$11,100

Note 11: Proposed Joint Ventures
In November 2007, we executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in the third quarter of 2008 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28 million, including the $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
On January 31, 2008, we entered into an option agreement with Holly granting us an option to purchase all of Holly’s equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Holly currently owns 75% of the equity interests in the UNEV Pipeline. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline plus interest at 7% per annum.

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources”, contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I.
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership. We own and operate substantially all of the petroleum product pipeline and terminalling assets that support the Holly Corporation (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). HEP is currently 46% owned by Holly.
We operate a system of petroleum product and crude gathering pipelines in Texas, New Mexico Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho, and Washington and refinery tankage in New Mexico and Utah. We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
On February 29, 2008, we acquired pipeline and tankage assets from Holly (the “Crude Pipelines and Tankage Assets”) for $180.0 million. The Crude Pipelines and Tankage Assets primarily consist of crude oil trunk lines and gathering lines, product and crude oil pipelines and tankage that service Holly’s Navajo and Woods Cross Refineries and a leased jet fuel terminal. Additional information on this transaction is provided under “Liquidity and Capital Resources.”
For the three months ended March 31, 2008, our revenues were $27.3 million and our net income was $7.8 million. Our revenues and net income for the three months ended March 31, 2007 were $23.9 million and $7.4 million, respectively. Our total operating costs and expenses for the three months ended March 31, 2008 were $15.3 million, as compared to $13.1 million for the three months ended March 31, 2007.
Agreements with Holly Corporation
As of March 31, 2008, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline and terminal agreements.
In connection with our purchase of the Crude Pipelines and Tankage Assets from Holly on February 29, 2008, we entered into a 15-year crude pipelines and tankage agreement with Holly (the “Holly CPTA”). Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that, at the agreed rates, will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”) but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
We also have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (the “Holly PTA”). Our third agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (the “Holly IPA”). The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly. Following the July 1, 2007 rate adjustment for the increased producer price index PPI, the minimum volume commitment by Holly under the Holly PTA will produce at least $39.6 million of revenue for the twelve months ending June 30, 2008. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the intermediate pipelines that, following the July 1, 2007 PPI adjustment, will result in minimum funds to us of $12.8 million for the twelve months ended June 30, 2008. If Holly fails to meet its minimum volume commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
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
Under certain provisions of the Omnibus Agreement that we entered into with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,		Change from
	2008	2007	2007
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$9,568	$8,239	$1,329
Affiliates — intermediate pipelines	3,593	3,009	584
Affiliates — crude pipelines	2,195	—	2,195

	15,356	11,248	4,108
Third parties — refined product pipelines	7,835	8,790	(955)

	23,191	20,038	3,153

Terminals, refinery tankage and truck loading racks:
Affiliates	2,971	2,542	429
Third parties	1,114	1,292	(178)

	4,085	3,834	251

Total revenues	27,276	23,872	3,404

Operating costs and expenses
Operations	9,727	7,733	1,994
Depreciation and amortization	4,313	4,071	242
General and administrative	1,286	1,272	14

	15,326	13,076	2,250

Operating income	11,950	10,796	1,154

Interest income	93	185	(92)
Interest expense, including amortization	(3,807)	(3,358)	(449)
Gain on sale of assets	36	297	(261)
Minority interest in Rio Grande	(406)	(427)	21

	(4,084)	(3,303)	(781)

Income before income taxes	7,866	7,493	373

State income tax	(68)	(59)	(9)

Net income	7,798	7,434	364

Less general partner interest in net income, including incentive distributions (1)	821	580	241

Limited partners’ interest in net income	$6,977	$6,854	$123

Net income per limited partner unit — basic and diluted (1)	$0.43	$0.43	$—

Weighted average limited partners’ units outstanding	16,181	16,108	73

EBITDA (2)	$15,893	$14,737	$1,156

Distributable cash flow (3)	$13,708	$12,594	$1,114

Volumes — barrels per day (“bpd”)(4)

Pipelines:
Affiliates — refined product pipelines	84,560	72,361	12,199
Affiliates — intermediate pipelines	67,611	59,474	8,137
Affiliates — crude pipelines	47,398	—	47,398

	199,569	131,835	67,734
Third parties — refined product pipelines	45,510	65,187	(19,677)

	245,079	197,022	48,057
Terminals and truck loading racks:
Affiliates	127,436	120,186	7,250
Third parties	37,242	46,846	(9,604)

	164,678	167,032	(2,354)

Total for petroleum pipelines and terminal assets (bpd)	409,757	364,054	45,703

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.7 million and $0.4 million were declared during the three months ended March 31, 2008 and 2007, respectively. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense, net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$7,798	$7,434

Add interest expense	3,584	3,055
Add amortization of discount and deferred debt issuance costs	223	303
Subtract interest income	(93)	(185)
Add state income tax	68	59
Add depreciation and amortization	4,313	4,071

EBITDA	$15,893	$14,737

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$7,798	$7,434

Add depreciation and amortization	4,313	4,071
Add amortization of discount and deferred debt issuance costs	223	303
Add increase in deferred revenue	1,851	906
Subtract maintenance capital expenditures*	(477)	(120)

Distributable cash flow	$13,708	$12,594

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	The amounts reported for the three months ended March 31, 2008 include volumes transported on the crude pipelines for the month of March only. Volumes shipped during March 2008 averaged 139.1 thousand barrels per day (“mbpd”). For the three months ended March 31, 2008, crude pipeline volumes are based on March volumes, averaged over the 91 days in the first quarter. Under the Holly CPTA, fees are based on volumes transported on each pipeline component comprising the crude pipeline system (the crude oil gathering pipelines and the crude oil trunk lines). Accordingly, volumes transported on the crude pipelines represent the sum of volumes transported on both pipeline components. In cases where volumes are transported over both components of the crude pipeline system, such volumes are reflected twice in the total crude oil pipeline volumes.

	March 31,	December 31,
	2008	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$8,237	$10,321
Working capital	$(6,160)	$5,446
Total assets	$427,306	$238,904
Long-term debt	$356,330	$181,435
Partners’ equity	$27,440	$27,816
As a master limited partnership, we distribute our available cash which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.

Results of Operations — Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Summary
Net income for the three months ended March 31, 2008 increased $0.4 million as compared to the same period in 2007. The increase in net income for for the three months ended March 31, 2008 was principally due to the acquisition of the crude pipelines and tankage assets by HEP from Holly Corporation on February 29, 2008 as well as an increase in volumes shipped by affiliates. The resulting increases in revenue were partially offset by a reduction of revenues from third party shipments resulting from the shutdown of Alon’s Big Spring refinery in the first quarter of 2008. Also, contributing to our net income for the three months ended March 31, 2008 was the realization of certain previously deferred revenue. These factors were partially offset by an increase in operating costs and expenses. Revenue of $3.2 million relating to deficiency payments associated with certain transportation contracts was deferred during the three months ended March 31, 2008. Such revenue will be recognized in future periods either as payment for shipments in excess of minimum required levels or when shipping rights expire unused after a twelve-month period.
On February 18, 2008, Alon experienced an explosion and fire at its Big Spring refinery that resulted in the shutdown of production. Lost production attributable to this shutdown resulted in a decrease in third party shipments on our refined product pipelines during the first quarter of 2008. Under our pipelines and terminals agreement with Alon, Alon has committed to a level of product shipments that generally results in a minimum level of revenue. The amount billed to Alon for any shortfalls with respect to these contractual commitments is recorded as deferred revenue and later included in revenue and net income when earned and no longer subject to recapture. Increases in deferred revenue as a result of such shortfalls are included in distributable cash flow when the shortfall occurs. Alon reopened its Big Spring refinery in early April and has resumed production which is currently running at about one-half of refinery capacity. Alon has announced that its goal is to restart additional refinery units beginning in mid-July.
Revenues
Total revenues increased by $3.4 million to $27.3 million for the three months ended March 31, 2008 from $23.9 million for the three months ended March 31, 2007. This increase was principally due to revenues attributable to our newly acquired crude pipelines in addition to an increase in affiliate refined product and intermediate pipeline revenues. Also contributing to the increase in revenues for the three months ended March 31, 2008 was an increase in previously deferred revenue realized. These increases were partially offset by the revenue effect of the decrease in third party shipments.
Revenues from the refined product pipelines increased by $0.4 million to $17.4 million for the three months ended March 31, 2008 from $17.0 million for the three months ended March 31, 2007. This increase was principally due to an increase in affiliate shipments, the effect of the annual tariff increase on refined product shipments and the realization of $0.8 million of previously deferred revenue. These increases were partially offset by a decrease in third party shipments as a result of the shutdown of Alon’s Big Spring refinery. Shipments on our refined product pipelines decreased to an average of 130.1 thousand barrels per day (“mbpd”) for the three months ended March 31, 2008 as compared to 137.6 mbpd for the three months ended March 31, 2007.
Revenues from the intermediate pipelines increased by $0.6 million to $3.6 million for the three months ended March 31, 2008 from $3.0 million for the three months ended March 31, 2007. This increase was principally due to an increase in volumes shipped on our intermediate pipelines, the effect of the annual tariff increase on intermediate pipeline shipments and a $0.1 million increase in previously deferred revenue realized. Shipments on our intermediate product pipelines increased to an average of 67.6 mbpd for the three months ended March 31, 2008 as compared to 59.5 mbpd for the three months ended March 31, 2007.
Revenues from the crude pipelines were $2.2 million for the three months ended March 31, 2008 and shipments on our crude pipelines averaged 139.1 mbpd during March 2008.

Revenues from terminal, tankage and truck loading rack fees increased by $0.3 million to $4.1 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007. Refined products terminalled in our facilities averaged 164.7 mbpd for the three months ended March 31, 2008 as compared to 167.0 mbpd for the three months ended March 31, 2007.
Operating Costs
Operations expense increased by $2.0 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase in expense was principally due to increased pipeline maintenance costs, payroll costs and costs related to the operations of our crude pipelines commencing March 1, 2008.
Depreciation and Amortization
Depreciation and amortization increased by $0.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, due principally to depreciation and amortization attributable to our newly acquired crude pipelines, tankage assets and transportation agreement.
General and Administrative
General and administrative costs were $1.3 million for the three months ended March 31, 2008 and 2007.
Interest Expense
Interest expense for the three months ended March 31, 2008 totaled $3.8 million, an increase of $0.4 million from $3.4 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, interest expense consisted of: $2.7 million of interest on our senior notes, net of the impact of the interest rate swap; $0.8 million of interest on outstanding debt under our credit facility, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.2 million of amortization of the discount on the senior notes and deferred debt issuance costs. For the three months ended March 31, 2007, interest expense consisted of: $3.0 million of interest on our outstanding debt, net of the impact of the interest rate swap; $0.1 million of commitment fees on the unused portion of the credit facility; and $0.3 million of amortization of the discount on the senior notes and deferred debt issuance costs.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.4 million for the three months ended March 31, 2008 and March 31, 2007.
State Income Tax
State income taxes were less than $0.1 million for the three months ended March 31, 2008 and 2007.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million (the “Credit Agreement’), which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. As of March 31, 2008, we had $181.0 million outstanding under the Credit Agreement.

The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the three months ended March 31, 2008, we received advances totaling $10.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
Our senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (the “Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
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
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February 2008, we paid a regular cash distribution of $0.725 on all units, an aggregate amount of $12.6 million. Included in this distribution was $0.7 million paid to the general partner as an incentive distribution, as the distribution per unit exceeded $0.55.
Cash and cash equivalents decreased by $2.1 million during the three months ended March 31, 2008. The cash flows used for investing activities of $182.1 million exceeded cash flows provided by operating and financing activities of $12.4 million and $167.6 million, respectively. Working capital decreased by $11.6 million to $(6.2) million during the three months ended March 31, 2008.
Cash Flows — Operating Activities
Cash flows from operating activities decreased by $0.2 million from $12.6 million for the three months ended March 31, 2007 to $12.4 million for the three months ended March 31, 2008. This decrease is mainly due to a $0.8 million decrease in cash collections from our major customers, resulting principally from a decrease in third-party revenues, offset by miscellaneous year-over-year changes in collections and payments.
As discussed above, our major shippers are obligated to make deficiency payments to us if we do not receive certain minimum revenue payments. Certain of these shippers then have the right to recapture these amounts if future volumes exceed minimum levels. During the first three months of 2008, we received cash payments of $0.6 million under these commitments. We billed $1.4 million for the first three months of 2007 related to shortfalls that occurred during the first quarter of 2007, which expired without recapture and was recognized as revenue in the first quarter of 2008. Another $3.2 million is included in our accounts receivable at March 31, 2008 related to shortfalls that occurred in the first quarter of 2008.
Cash Flows — Investing Activities
Cash flows used for investing activities increased by $181.5 million from $0.6 million for the three months ended March 31, 2007 to $182.1 million for the three months ended March 31, 2008. Additions to properties and equipment for the three months ended March 31, 2008 were $11.1 million, an increase of $10.2 million from $0.9 million for the three months ended March 31, 2007. Also during the three months ended March 31, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly. The cash consideration paid upon closing of this purchase was $171.0 million. During the three months ended March 31, 2007, we received cash proceeds of $0.3 million upon the sale of certain assets.
Cash Flows — Financing Activities
Cash flows provided by financing activities were $167.6 million for the three months ended March 31, 2008 as compared to cash flows used for financing activities of $12.5 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we borrowed $181.0 million under our credit agreement of which $171.0 million was used to finance the cash portion of the consideration paid to acquire the Crude Pipelines and Tankage Assets on February 29, 2008. During the first three months of 2008, we paid cash distributions on all units and the general partner interest in the aggregate amount of $12.6 million, an increase of $1.1 million from $11.5 million in distributions paid during the first three months of 2007. Cash paid for the purchases of units for restricted grants was $0.7 million for the three months ended March 31, 2008, a decrease of $0.2 million from $0.9 million for the three months ended March 31, 2007. Also for the three months ended March 31, 2008, we paid $0.4 million in deferred financing costs that were attributable to our amended credit agreement.
Capital Requirements
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of, and are expected to continue to consist of, maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing or new assets, whether through construction or acquisition. Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.
Each year the Holly Logistic Services, L.L.C. (“HLS”) board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period of years, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our total capital budget for 2008 is $53.7 million. This consists of budgeted costs for our South System expansion discussed below and other capital expansion and maintenance projects.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our South System between Artesia, New Mexico and El Paso, Texas. The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, we are expecting to complete this project in late 2008. The agreement also provides for a tariff increase, expected to be effective May 1, 2008, on Holly shipments on our refined product pipelines.
In November 2007, we executed a definitive agreement with Plains All American Pipeline, L.P. (“Plains”) to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in the third quarter of 2008 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28 million, including a $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
On January 31, 2008, we entered into an option agreement with Holly, granting us an option to purchase all of Holly’s equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Holly currently owns 75% of the equity interests in the UNEV Pipeline. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300 million. Holly’s share of this cost is $225 million. Construction of this project is currently expected to be completed and operational in late 2009.
We are also studying several other projects that are in various stages of analysis.
We expect that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline, SLC Pipeline and South System expansion projects described above will be funded with existing cash balances, cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300 million senior secured revolving credit agreement maturing August 2011.
Credit Agreement
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million, which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of March 31, 2008 and December 31, 2007, we had $181.0 million and zero, respectively, outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the three months ended March 31, 2008, we received advances totaling $10.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
We have the right to request an increase in the maximum amount of the Credit Agreement, up to $370.0 million. Such request will become effective if (a) certain conditions specified in the Credit Agreement are met and (b) existing lenders under the Credit Agreement or other financial institutions reasonably acceptable to the administrative agent commit to lend such increased amounts under the agreement.
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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2008, we are subject to the 0.25% rate on the $119.0 million of the unused commitment on the Credit Agreement. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$181,000	$—

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,629)	(2,724)
Fair value hedge—interest rate swap	2,959	(841)

	185,330	181,435

Total Debt	366,330	181,435
Less short-term borrowing under credit agreement	10,000	—

Total long-term debt	$356,330	$181,435

See “Risk Management” for a discussion of our interest rate swap.
Holly Crude Pipelines and Tankage Transaction
On February 29, 2008, we acquired pipeline and tankage assets from Holly for $180.0 million. The Crude Pipelines and Tankage Assets consist of crude oil trunk lines that deliver crude to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico, and crude oil and product pipelines that support Holly’s Woods Cross Refinery.
The consideration paid for the Crude Pipelines and Tankage Assets consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. We financed the $171.0 million cash portion of the consideration through borrowings under our Credit Agreement expiring August 2011.
In connection with our purchase of the Crude Pipelines and Tankage Assets from Holly on February 29, 2008, we entered into the 15-year Holly CPTA. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities, respectively that, at the agreed rates, will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the PPI but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
The consideration paid for the Crude Pipeline and Tankage Assets was allocated to the individual assets acquired based on their estimated fair values. In accounting for this acquisition, we recorded pipeline and terminal assets of $108.0 million and an intangible asset of $72.0 million, representing the allocated value of the 15-year Holly CPTA. This intangible asset is included in “Transportation agreements, net” in our consolidated balance sheets.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2008 and 2007.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3.7% annually over the past 3 calendar years.
Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position in that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.
We inspect our pipelines regularly using equipment rented from third-party suppliers. Third parties also assist us in interpreting the results of the inspections.
In connection with our acquisition of the Crude Pipelines and Tankage Assets on February 29, 2008, Holly amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the newly acquired assets for a period of up to fifteen years. The Omnibus Agreement also provides up to $15.0 million in environmental indemnification for the assets transferred to us at the time of our initial public offering in 2004 and an additional $2.5 million for the Intermediate Pipelines acquired in July 2005 for a period of up to ten years following our initial public offering in 2004. The indemnification relates to environmental noncompliance and remediation liabilities associated with the assets acquired from Holly that occurred or existed prior to our acquisition. We also have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in February 2005, where Alon will indemnify us for ten years subject to a $100,000 deductible and a $20.0 million maximum liability cap.
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
An environmental remediation project is in progress currently at our El Paso terminal, the remaining costs of which are projected to be $1.8 million over the next four years. Other parties are undertaking remediation projects at our Boise, Burley and Albuquerque terminals, and we are obligated to pay a portion of these costs at the Albuquerque terminal, but not at the Boise or Burley terminals. As of March 31, 2008, we estimate the total remaining remediation cost for the Albuquerque terminal to be insignificant. A remediation project is also under way in New Mexico concerning a leak at a point along our refined product pipeline from Artesia, New Mexico to Orla, Texas. As of March 31, 2008, we estimate the remaining cost on this project to be $0.2 million.
There are four environmental remediation projects that are currently underway that pertain to the Crude Pipelines and Tankage Assets acquired from Holly. These projects relate to releases of oil into the environment that were already in progress and occurred prior to our purchase of the assets. Under the provisions of our purchase agreement, Holly has retained liability for these remediation projects, currently estimated to be $0.9 million.
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
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2008.
Recent Accounting Pronouncements
Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. This standard simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of fair value and are given the highest priority level (level 1). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3). We adopted this standard effective January 1, 2008.
We have interest rate swaps that we measure at fair value on a recurring basis using level 2 inputs. See Note 5 for additional information on these swaps.

SFAS No. 133 Implementation Issue No. E23 “Issues Involving the Application of the Shortcut Method under Paragraph 68”
In January 2008, the FASB posted SFAS No. 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68. This standard addresses issues pertaining to the application of the shortcut method in accounting for hedges when the settlement of a hedged item occurs subsequent to the interest rate swap trade date. It also addresses hedging relationships when the transaction price of an interest rate swap is zero. This standard is effective for hedging relationships designated on or after January 1, 2008 and requires the reassessment of preexisting hedges utilizing the shortcut method under this new guidance. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
As of March 31, 2008, we have two interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.50% that results in a March 31, 2008 effective interest rate of 5.24%.
Under the provisions of SFAS No. 133, we have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest payments on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 4.23% at March 31, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
This interest rate swap has been designated as a fair value hedge and meets the requirements to assume no ineffectiveness under the provisions of SFAS No. 133. Accordingly, we use the “shortcut” method of accounting as prescribed under SFAS No. 133. Under this method, we adjust the carrying value of the swap to its fair value on a quarterly basis, with an offsetting entry to our Senior Notes, effectively adjusting the carrying value of $60.0 million of principal on the Senior notes to its fair value.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.

Additional information on our interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$4,349	Accumulated other comprehensive loss

Fair value hedge — $60 million of 6.25% Senior Notes	Other assets	$2,959	Long-term debt
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At March 31, 2008, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of March 31, 2008 would result in a change of approximately $4.9 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At March 31, 2008, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
We have formed a risk management oversight committee that is made up of members from our senior management. This committee monitors our risk environment and provides direction for activities to mitigate, to an acceptable level, identified risks that may adversely affect the achievement of our goals.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(c) Common unit repurchases made in the quarter
In the first quarter of 2008, we paid $0.5 million for the purchase of 13,273 of our common units in the open market for the recipients of our 2008 restricted unit grants.

Maximum Number
			Total Number of	of Units that May
			Units Purchased as	Yet Be Purchased
			Part of Publicly	Under a Publicly
	Total Number of	Average Price	Announced Plan or	Announced Plan or
Period	Units Purchased	Paid Per Unit	Program	Program
January 2008	—	$—	—	—
February 2008	—	$—	—	—
March 2008	13,273	$38.74	—	—

Total	13,273	$38.74	—

Item 6. Exhibits

2.1	Purchase and Sale Agreement, dated February 25, 2008 between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

10.1	Option Agreement, dated January 31, 2008, by and among Holly Corporation, Holly UNEV Pipeline Company, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 5, 2008, File No. 1-32225).

10.2	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2008, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

10.3	Pipelines and Tankage Agreement, dated February 29, 2008, between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.4	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.5	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.6	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.7	Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.8	Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.9	Fee and Leasehold Deed of Trust, dated February 29, 2008, by HEP Woods Cross, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.10+	Holly Energy Partners, L.P. Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 20, 2008, File No. 1-32225).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: May 2, 2008	/s/ Bruce R. Shaw Bruce R. Shaw
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)