Form 10-Q
period 2008-06-30
HOLLY ENERGY PARTNERS LP
filed 2008-08-01
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
The number of the registrant’s outstanding common units at July 25, 2008 was 8,390,000.

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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2008	December 31,
	(Unaudited)	2007
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$6,371	$10,321
Accounts receivable:
Trade	7,331	6,611
Affiliates	8,592	5,700

	15,923	12,311

Prepaid and other current assets	683	546

Total current assets	22,977	23,178

Properties and equipment, net	279,016	158,600
Transportation agreements, net	123,674	54,273
Other assets	6,263	2,853

Total assets	$431,930	$238,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$4,479	$3,011
Accounts payable — affiliates	1,792	6,021
Accrued interest	2,899	2,996
Deferred revenue	10,481	3,700
Accrued property taxes	841	1,177
Other current liabilities	952	827
Short-term borrowings under credit agreement	20,000	—

Total current liabilities	41,444	17,732

Commitments and contingencies	—	—
Long-term debt	354,113	181,435
Other long-term liabilities	390	1,181
Minority interest	10,509	10,740

Partners’ equity (deficit):
Common unitholders (8,390,000 and 8,170,000 units issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	174,838	172,807
Subordinated unitholders (7,000,000 units issued and outstanding)	(79,630)	(73,725)
Class B subordinated unitholders (937,500 units issued and outstanding)	22,181	22,973
General partner interest (2% interest)	(94,363)	(94,239)
Accumulated other comprehensive income	2,448	—

Total partners’ equity	25,474	27,816

Total liabilities and partners’ equity	$431,930	$238,904

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues:
Affiliates	$20,146	$16,353	$38,473	$30,115
Third parties	6,629	10,778	15,578	20,888

	26,775	27,131	54,051	51,003

Operating costs and expenses:
Operations	9,985	8,189	19,712	15,922
Depreciation and amortization	6,062	3,208	10,375	7,279
General and administrative	1,359	1,284	2,645	2,556

	17,406	12,681	32,732	25,757

Operating income	9,369	14,450	21,319	25,246

Other income (expense):
Interest income	28	145	121	330
Interest expense	(5,233)	(3,371)	(9,040)	(6,729)
Gain on sale of assets	—	1	36	298
Minority interest in Rio Grande Pipeline Company	(264)	(154)	(670)	(581)

	(5,469)	(3,379)	(9,553)	(6,682)

Income before income taxes	3,900	11,071	11,766	18,564

State income tax	(85)	(65)	(153)	(124)

Net income	3,815	11,006	11,613	18,440

Less general partner interest in net income	800	726	1,621	1,306

Limited partners’ interest in net income	$3,015	$10,280	$9,992	$17,134

Net income per limited partner unit - basic and diluted	$0.18	$0.64	$0.61	$1.06

Weighted average limited partners’ units outstanding	16,328	16,108	16,254	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$11,613	$18,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,375	7,279
Minority interest in Rio Grande Pipeline Company	670	581
Amortization of restricted and performance units	548	763
Gain on sale of assets	(36)	(298)
(Increase) decrease in current assets:
Accounts receivable	(720)	2,764
Accounts receivable – affiliates	(2,892)	(373)
Prepaid and other current assets	(137)	274
Increase (decrease) in current liabilities:
Accounts payable	1,468	(1,909)
Accounts payable — affiliates	(4,229)	—
Accrued interest	(97)	(9)
Deferred revenue	6,781	(991)
Accrued property tax	(427)	(254)
Other current liabilities	216	(377)
Other, net	288	572

Net cash provided by operating activities	23,421	26,462

Cash flows from investing activities
Additions to properties and equipment	(20,036)	(1,933)
Acquisition of crude pipelines and tankage assets	(171,000)	—
Proceeds from sale of assets	36	325

Net cash used for investing activities	(191,000)	(1,608)

Cash flows from financing activities
Borrowings under credit agreement	191,000	—
Proceeds from issuance of common units	104	—
Distributions to partners	(25,656)	(23,382)
Cash distributions to minority interest	(900)	(540)
Cash contribution from general partner	186	—
Purchase of units for restricted grants	(514)	(908)
Deferred financing costs	(591)	—
Other	—	(16)

Net cash provided by (used for) financing activities	163,629	(24,846)

Cash and cash equivalents
Decrease for period	(3,950)	8
Beginning of period	10,321	11,555

End of period	$6,371	$11,563

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity (Deficit) and Comprehensive Income
(Unaudited)

					Accumulated
			Class B	General	Other
	Common	Subordinated	Subordinated	Partner	Comprehensive
	Units	Units	Units	Interest	Income	Total
	(In thousands)
Balance December 31, 2007	$172,807	$(73,725)	$22,973	$(94,239)	$—	$27,816

Net income	5,101	4,313	578	1,621	—	11,613
Change in fair value of cash flow hedge	—	—	—	—	2,448	2,448

Comprehensive income	5,101	4,313	578	1,621	2,448	14,061
Distributions to partners	(12,137)	(10,218)	(1,370)	(1,931)	—	(25,656)
Issuance of common units	9,104	—	—	—	—	9,104
Cost of issuing common units	(71)	—	—	—	—	(71)
Capital contribution	—	—	—	186	—	186
Purchase of units for restricted grants	(514)	—	—	—	—	(514)
Amortization of restricted and performance units	548	—	—	—	—	548

Balance June 30, 2008	$174,838	$(79,630)	$22,181	$(94,363)	$2,448	$25,474

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
Holly recognizes us as a variable interest entity. Our purchase of Holly’s crude pipelines and tankage assets on February 29, 2008 qualified as a reconsideration event whereby Holly reassessed their beneficial interest in us and determined that their beneficial interest in us exceeds 50%. Accordingly, Holly reconsolidated us effective March 1, 2008.
We operate in one business segment — the operation of petroleum product and crude oil pipelines, tankage and terminal facilities.
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
Another of Holly’s wholly-owned subsidiaries owns a refinery located near Salt Lake City, Utah (the “Woods Cross Refinery”). Our operations serving the Woods Cross Refinery include a truck rack at the refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho. See Note 2 for a description of the Crude Pipelines and Tankage Assets that also service the Woods Cross Refinery.
We also own and operate refined products pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s refinery in Big Spring, Texas.
Additionally, we own a refined product terminal in Mountain Home, Idaho, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases to northern Mexico.
The consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, that, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.
We have reclassified state income taxes for the three and six months ended June 30, 2007 to conform to our current presentation at June 30, 2008. State income taxes were previously classified as operations and general and administrative expenses in our consolidated statement of income for the three and six months ended June 30, 2007.
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
EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”

In March 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLP’s). This standard provides guidance in the application of the two-class method in computing earnings per unit to reflect an MLP’s contractual obligation to make distributions to the general partner, limited partners, and incentive distribution rights holder. EITF No. 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”
In June 2006, the FASB issued FSP No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under FASB No. 128, Earnings per Share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
Note 2: Acquisition
On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross refinery complexes, a jet fuel products pipeline and leased terminal between Artesia and Roswell, New Mexico, and crude oil and product pipelines that support Holly’s Woods Cross Refinery. The consideration paid consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. We financed the $171.0 million cash portion of the consideration through borrowings under our senior secured revolving credit agreement expiring August 2011.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with Holly (the “Holly CPTA”). Under this agreement, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that at the agreed rates will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the producer price index (“PPI”) but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
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
Note 3: Properties and Equipment

	June 30,	December 31,
	2008	2007
	(In thousands)
Pipelines and terminals	$305,833	$196,800
Land and right of way	24,319	22,825
Other	6,562	5,706
Construction in progress	26,044	9,103

	362,758	234,434
Less accumulated depreciation	83,742	75,834

	$279,016	$158,600

During the six months ended June 30, 2008 we capitalized $0.3 million in interest related to major construction projects. We did not capitalize any interest during six months ended June 30, 2007.
Note 4: Transportation Agreements
Our recorded transportation agreements consist of the following:
•	The transportation agreement with Alon USA, Inc (“Alon”) represents a portion of the total purchase price of assets purchased from Alon in 2005 that was allocated based on an estimated fair value derived under the income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the pipelines and terminals agreement with Alon plus the expected 15-year extension period.

•	The Holly crude pipelines and tankage agreement represents a portion of the total purchase price of the Crude Pipelines and Tankage Assets that was allocated based on management’s preliminary estimate of its fair value. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.
The carrying amounts of our transportation agreements are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	72,000	—

	131,933	59,933
Less accumulated amortization	8,259	5,660

	$123,674	$54,273

Note 5: Debt
Credit Agreement
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million (the “Credit Agreement”), which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of June 30, 2008 and December 31, 2007, we had $191.0 million and zero, respectively, outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the six months ended June 30, 2008, we received advances totaling $20.0 million under the Credit Agreement that were used to fund capital expenditures.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2008, we are subject to the 0.30% rate on the $109.0 million of the unused commitment on the Credit Agreement. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The carrying amounts of our long-term debt are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$191,000	$—

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,534)	(2,724)
Fair value hedge – interest rate swap	647	(841)

	183,113	181,435

Total Debt	374,113	181,435
Less short-term borrowing under credit agreement	20,000	—

Total long-term debt	$354,113	$181,435

Interest Rate Risk Management
As of June 30, 2008, we have two interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, that results in a June 30, 2008 effective interest rate of 5.49%. The maturity of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
Under the provisions of SFAS No. 133, we have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of June 30, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 3.84% at June 30, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Additional information on our interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other assets	$2,448	Accumulated other
comprehensive income

Fair value hedge - $60 million of 6.25% Senior Notes	Other assets	$ 647	Long-term debt
Other Debt Information

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swap	$5,353	$5,874
Credit Agreement, net of interest rate swap	3,058	—
Amortization of discount and deferred issuance costs	480	607
Commitment fees	149	248

Net interest expense	$9,040	$6,729

Cash paid for interest(1)	$6,200	$6,259

(1)	Net of cash received under our interest rate swap agreement of $2.1 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively.
The estimated fair value of our Senior Notes was $167.4 million at June 30, 2008.
Note 6: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits, and other direct costs, are charged to us monthly under certain provisions of the Omnibus Agreement that we entered into with Holly in July 2004. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefits costs was $0.6 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.
We have adopted a Long-Term Incentive Plan for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On June 30, 2008, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.5 million for the three months ended June 30, 2008 and 2007 and $0.8 million for the six months ended June 30, 2008 and 2007. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At June 30, 2008, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 240,174 had not yet been granted.

Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and directors who perform services for us, with vesting generally over a period of one to five years. Certain restricted units granted to our directors vest quarterly. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards was measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.
A summary of restricted unit activity and changes during the six months ended June 30, 2008, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2008 (not vested)	44,711	$44.77
Granted	18,902	40.30
Forfeited	(303)	44.62
Vesting and transfer of full ownership to recipients	(11,486)	43.53

Outstanding at June 30, 2008 (not vested)	51,824	$43.42	1.1	$2,021

There were 11,486 restricted units having an intrinsic value of $0.4 million and a fair value of $0.5 million that were vested and transferred to recipients during the six months ended June 30, 2008. As of June 30, 2008, there was $0.9 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.
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
A summary of performance units activity and changes during the six months ended June 30, 2008 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2008 (not vested)	24,148
Granted	14,337
Forfeited	—
Vesting and transfer of full ownership to recipients	(1,514)

Outstanding at June 30, 2008 (not vested)	36,971

There were 1,514 performance units having an intrinsic value of $0.1 million and a fair value of $0.1 million that were vested and transferred to recipients during the six months ended June 30, 2008. Based on the weighted average fair value at June 30, 2008 of $42.10 there was $1.1 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 7: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP Plc (“BP”). The major concentration of our petroleum products pipeline system’s revenue is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Holly	75%	60%	71%	59%
Alon	12%	29%	16%	28%
BP	8%	7%	9%	10%
Note 8: Related Party Transactions
Holly
As of June 30, 2008, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline and terminal agreements.
In connection with our purchase of the Crude Pipelines and Tankage Assets from Holly on February 29, 2008, we entered into the 15-year Holly CPTA. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that at the agreed rates will initially result in minimum annual revenues to us of $25.3 million. The agreed upon tariffs on the crude pipelines will be adjusted each year at a rate equal to the percentage change in the PPI but will not decrease as a result of a decrease in the PPI. Additionally, Holly amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition for a period of up to fifteen years.
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
Following the July 1, 2008 PPI rate adjustment, the volume commitment by Holly under the Holly PTA will produce at least $41.2 million of revenue for the twelve months ending June 30, 2009. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the Intermediate Pipelines that following the July 1, 2008 PPI rate adjustment, will result in minimum funds to us of $13.3 million for the twelve months ending June 30, 2009.
Under the Holly PTA and Holly IPA, if Holly fails to meet its minimum volume commitments in any quarter, it is required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.

In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, we are expecting to complete this project by January 2009
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and that expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
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
•	Pipeline, terminal and tankage revenues received from Holly were $20.1 million and $16.4 million for the three months ended June 30, 2008 and 2007, respectively, and $38.5 million and $30.1 million for the six months ended June 30, 2008 and 2007, respectively. These amounts include the revenues received under the Holly PTA, Holly IPA and Holly CPTA.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $3.5 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and $6.1 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively.

•	Holly reimbursed us zero and $24,000 for certain costs paid on their behalf for the three months ended June 30, 2008 and 2007, respectively, and zero and $98,000 for the six months ended June 30, 2008 and 2007, respectively.

•	We distributed $6.4 million and $5.6 million for the three months ended June 30, 2008 and 2007, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest. We distributed $12.4 million and $11.1 million for the six months ended June 30, 2008 and 2007, respectively.

•	Our accounts receivable from Holly were $8.6 million and $5.7 million at June 30, 2008 and December 31, 2007, respectively.

•	Holly failed to meet its minimum volume commitment for each of the twelve quarters since inception of the Holly IPA. We have charged Holly $5.7 million for these shortfalls to date, $0.9 million and zero of which is included in affiliate accounts receivable at June 30, 2008 and December 31, 2007, respectively.

•	For the three and six months ended June 30, 2008, our revenues from Holly included $0.2 million and $0.7 million, respectively, of shortfalls billed under the Holly IPA in 2007 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2008 and December 31, 2007, includes $1.6 million and $1.1 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $1.6 million deferred at June 30, 2008.
BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•	BP’s agreement to ship on the Rio Grande pipeline expired on March 31, 2008. Rio Grande is currently serving multiple shippers on the pipeline. We recorded revenues from them of $2.2 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $4.9 million and $4.8 million for the six months ended June 30, 2008 and 2007, respectively.

•	Rio Grande paid distributions to BP of $0.9 million and $0.5 million for the three and six months ended June 30, 2008 and 2007, respectively.

•	Included in our accounts receivable – trade at June 30, 2008 and December 31, 2007 were $0.5 million and $1.5 million, respectively, which represented the receivable balance of Rio Grande from BP.
Alon
We have a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”), expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariffs are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2008 PPI rate adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2009 is $22.0 million.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	We recognized $1.5 million and $6.2 million of revenues for pipeline transportation and terminalling services under the Alon PTA and $1.8 million and $1.8 million under a pipeline capacity lease for the three months ended June 30, 2008 and 2007, respectively. We recognized $4.9 million and $10.7 million of revenues for pipeline transportation and terminal services under the Alon PTA and $3.6 million and $3.5 million under a pipeline capacity lease for the six months ended June 30, 2008 and 2007, respectively.

•	We paid $0.7 million to Alon for distributions on our Class B subordinated units for the three months ended June 30, 2008 and 2007, and $1.4 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

•	Included in our accounts receivable – trade at June 30, 2008 and December 31, 2007 were $6.1 million and $3.5 million, respectively, which represented the receivable balance from Alon.

•	For the three and six months ended June 30, 2008, our revenues from Alon included $0.5 million and $1.3 million, respectively, of shortfalls billed under the Alon PTA in 2007 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2008 and December 31, 2007 includes $8.9 million and $2.6 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $8.9 million deferred at June 30, 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
General partner interest	$260	$227	$512	$449
General partner incentive distribution	738	516	1,417	956

Total general partner distribution	998	743	1,929	1,405

Limited partner distribution	12,035	11,101	23,727	21,977

Total regular quarterly cash distribution	$13,033	$11,844	$25,656	$23,382

Cash distribution per unit applicable to limited partners	$0.735	$0.69	$1.460	$1.365

On July 25, 2008, we announced a cash distribution for the second quarter of 2008 of $0.745 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid August 14, 2008 to all unitholders of record on August 5, 2008. The aggregate amount of the distribution will be $13.2 million, including $0.8 million paid to the general partner as an incentive distribution.

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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
June 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,908	$2,461	$—	$6,371
Accounts receivable	—	15,386	537	—	15,923
Intercompany accounts receivable (payable)	(164,515)	164,993	(478)	—	—
Prepaid and other current assets	6	677	—	—	683

Total current assets	(164,507)	184,964	2,520	—	22,977

Properties and equipment, net	—	245,981	33,035	—	279,016
Investment in subsidiaries	374,416	24,522	—	(398,938)	—
Transportation agreements, net	—	123,674	—	—	123,674
Other assets	1,894	4,369	—	—	6,263

Total assets	$211,803	$583,510	$35,555	$(398,938)	$431,930

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,928	$343	$—	$6,271
Accrued interest	(2,782)	5,681	—	—	2,899
Deferred revenue	—	10,481	—	—	10,481
Accrued property taxes	—	744	97	—	841
Other current liabilities	5,998	(5,130)	84	—	952
Short-term borrowings under credit agreement	—	20,000	—	—	20,000

Total current liabilities	3,216	37,704	524	—	41,444

Long-term debt	183,113	171,000	—	—	354,113
Other long-term liabilities	—	390	—	—	390
Minority interest	—	—	—	10,509	10,509
Partners’ equity	25,474	374,416	35,031	(409,447)	25,474

Total liabilities and partners’ equity	$211,803	$583,510	$35,555	$(398,938)	$431,930

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$8,060	$2,259	$—	$10,321
Accounts receivable	—	10,820	1,491	—	12,311
Intercompany accounts receivable (payable)	(141,175)	141,553	(378)	—	—
Prepaid and other current assets	183	363	—	—	546

Total current assets	(140,990)	160,796	3,372	—	23,178

Properties and equipment, net	—	125,383	33,217	—	158,600
Investment in subsidiaries	353,235	25,059	—	(378,294)	—
Transportation agreements, net	—	54,273	—	—	54,273
Other assets	1,302	1,551	—	—	2,853

Total assets	$213,547	$367,062	$36,589	$(378,294)	$238,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$8,499	$533	$—	$9,032
Accrued interest	(2,932)	5,928	—	—	2,996
Deferred revenue	—	3,700	—	—	3,700
Accrued property taxes	—	1,021	156	—	1,177
Other current liabilities	6,387	(5,661)	101	—	827

Total current liabilities	3,455	13,487	790	—	17,732

Long-term debt	181,435	—	—	—	181,435
Other long-term liabilities	841	340	—	—	1,181
Minority interest	—	—	—	10,740	10,740
Partners’ equity	27,816	353,235	35,799	(389,034)	27,816

Total liabilities and partners’ equity	$213,547	$367,062	$36,589	$(378,294)	$238,904

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended June 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$20,146	$—	$—	$20,146
Third parties	—	4,782	2,171	(324)	6,629

	—	24,928	2,171	(324)	26,775

Operating costs and expenses:
Operations	—	9,342	967	(324)	9,985
Depreciation and amortization	—	5,736	326	—	6,062
General and administrative	760	603	(4)	—	1,359

	760	15,681	1,289	(324)	17,406

Operating income (loss)	(760)	9,247	882	—	9,369

Equity in earnings of subsidiaries	7,180	615	—	(7,795)	—
Interest income (expense)	(2,605)	(2,613)	13	—	(5,205)
Gain on sale of assets	—	—	—	—	—
Minority interest	—	—	—	(264)	(264)

	4,575	(1,998)	13	(8,059)	(5,469)

Income before income taxes	3,815	7,249	895	(8,059)	3,900

State income tax	—	(69)	(16)	—	(85)

Net income	$3,815	$7,180	$879	$(8,059)	$3,815

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$16,353	$—	$—	$16,353
Third parties	—	9,258	1,820	(300)	10,778

	—	25,611	1,820	(300)	27,131

Operating costs and expenses:
Operations	—	7,552	937	(300)	8,189
Depreciation and amortization	—	2,851	357	—	3,208
General and administrative	739	530	15	—	1,284

	739	10,933	1,309	(300)	12,681

Operating income (loss)	(739)	14,678	511	—	14,450

Equity in earnings of subsidiaries	14,820	356	—	(15,176)	—
Interest income (expense)	(3,075)	(181)	30	—	(3,226)
Gain on sale of assets	—	1	—	—	1
Minority interest	—	—	—	(154)	(154)

	11,745	176	30	(15,330)	(3,379)

Income before income taxes	11,006	14,854	541	(15,330)	11,071

State income tax	—	(49)	(16)	—	(65)

Net income	$11,006	$14,805	$525	$(15,330)	$11,006

Condensed Consolidating Statement of Income

		Guarantor	Non-
Six months ended June 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$38,473	$—	$—	$38,473
Third parties	—	11,298	4,921	(641)	15,578

	—	49,771	4,921	(641)	54,051

Operating costs and expenses:
Operations	—	18,315	2,038	(641)	19,712
Depreciation and amortization	—	9,724	651	—	10,375
General and administrative	1,502	1,146	(3)	—	2,645

	1,502	29,185	2,686	(641)	32,732

Operating income (loss)	(1,502)	20,586	2,235	—	21,319

Equity in earnings of subsidiaries	18,734	1,562	—	(20,296)	—
Interest income (expense)	(5,619)	(3,332)	32	—	(8,919)
Gain on sale of assets	—	36	—	—	36
Minority interest	—	—	—	(670)	(670)

	13,115	(1,734)	32	(20,966)	(9,553)

Income before income taxes	11,613	18,852	2,267	(20,966)	11,766

State income tax	—	(118)	(35)	—	(153)

Net income	$11,613	$18,734	$2,232	$(20,966)	$11,613

Condensed Consolidating Statement of Income

		Guarantor	Non-
Six months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$30,115	$—	$—	$30,115
Third parties	—	16,635	4,846	(593)	20,888

	—	46,750	4,846	(593)	51,003

Operating costs and expenses:
Operations	—	14,785	1,730	(593)	15,922
Depreciation and amortization	—	6,074	1,205	—	7,279
General and administrative	1,505	1,035	16	—	2,556

	1,505	21,894	2,951	(593)	25,757

Operating income (loss)	(1,505)	24,856	1,895	—	25,246

Equity in earnings of subsidiaries	26,084	1,353	—	(27,437)	—
Interest income (expense)	(6,139)	(330)	70	—	(6,399)
Gain on sale of assets	—	298	—	—	298
Minority interest	—	—	—	(581)	(581)

	19,945	1,321	70	(28,018)	(6,682)

Income before income taxes	18,440	26,177	1,965	(28,018)	18,564

State income tax	—	(93)	(31)	—	(124)

Net income	$18,440	$26,084	$1,934	$(28,018)	$18,440

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Six months ended June 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$16,984	$4,866	$3,671	$(2,100)	$23,421

Cash flows from investing activities
Additions to properties and equipment	—	(19,567)	(469)	—	(20,036)
Acquisition of crude pipelines and tankage assets	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(190,531)	(469)	—	(191,000)

Cash flows from financing activities
Borrowings under credit agreement	9,000	182,000	—	—	191,000
Proceeds from issuance of common units	—	104	—	—	104
Distributions to partners	(25,656)	—	(3,000)	3,000	(25,656)
Cash distribution to minority interest	—	—	—	(900)	(900)
Cash contribution from general partner	186	—	—	—	186
Purchase of units for restricted grants	(514)	—	—	—	(514)
Deferred financing costs	—	(591)	—	—	(591)

	(16,984)	181,513	(3,000)	2,100	163,629

Cash and cash equivalents
Increase (decrease) for the period	—	(4,152)	202	—	(3,950)
Beginning of period	2	8,060	2,259	—	10,321

End of period	$2	$3,908	$2,461	$—	$6,371

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Six months ended June 30, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$24,290	$(1,196)	$4,628	$(1,260)	$26,462

Cash flows from investing activities
Additions to properties and equipment	—	(1,833)	(100)	—	(1,933)
Proceeds from sale of assets	—	325	—	—	325

	—	(1,508)	(100)	—	(1,608)

Cash flows from financing activities
Distributions to partners	(23,382)	—	(1,800)	1,800	(23,382)
Cash distributions to minority interest	—	—	—	(540)	(540)
Purchase of units for restricted grants	(908)	—	—	—	(908)
Other	—	(16)	—	—	(16)

	(24,290)	(16)	(1,800)	1,260	(24,846)

Cash and cash equivalents
Increase (decrease) for the period	—	(2,720)	2,728	—	8
Beginning of period	2	9,819	1,734	—	11,555

End of period	$2	$7,099	$4,462	$—	$11,563

Note 11: Proposed Joint Ventures
In November 2007, we executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in late 2008 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28 million, including the $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
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
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership. We own and operate substantially all of the petroleum product and crude oil pipeline, tankage and terminalling assets that support the Holly Corporation (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). HEP is currently 46% owned by Holly.
We operate a system of petroleum product and crude gathering pipelines in Texas, New Mexico, Oklahoma and Utah, distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho and Washington and refinery tankage in New Mexico and Utah. We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines and by charging fees for terminalling petroleum products and other hydrocarbons, and storing and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
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
For the six months ended June 30, 2008, our revenues were $54.1 million and our net income was $11.6 million. Our revenues and net income for the six months ended June 30, 2007 were $51.0 million and $18.4 million, respectively. Our total operating costs and expenses for the six months ended June 30, 2008 were $32.7 million compared to $25.8 million for the six months ended June 30, 2007.
Agreements with Holly Corporation
As of June 30, 2008, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, tankage and terminal agreements.
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
We also have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019 (the “Holly PTA”). Our third agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (the “Holly IPA”). The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly. Following the July 1, 2008 rate adjustment for the increased producer price index, the minimum volume commitment by Holly under the Holly PTA will produce at least $41.2 million of revenue for the twelve months ending June 30, 2009. Under the Holly IPA, Holly agreed to transport volumes of intermediate products on the intermediate pipelines that, following the July 1, 2008 PPI adjustment, will result in minimum funds to us of $13.3 million for the twelve months ended June 30, 2009. If Holly fails to meet its minimum volume commitments in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment may be applied as a credit in the following four quarters after Holly’s minimum obligations are met.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System will include replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, we are expecting to complete this project by January 2009
Under certain provisions of the Omnibus Agreement that we entered into with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$8,873	$9,438	$18,441	$17,677
Affiliates — intermediate pipelines	2,456	4,054	6,049	7,063
Affiliates — crude pipelines	6,553	—	8,748	—

	17,882	13,492	33,238	24,740
Third parties- refined product pipelines	5,681	9,355	13,516	18,145

	23,563	22,847	46,754	42,885

Terminals and truck loading racks:
Affiliates	2,264	2,861	5,235	5,403
Third parties	948	1,423	2,062	2,715

	3,212	4,284	7,297	8,118

Total revenues	26,775	27,131	54,051	51,003

Operating costs and expenses
Operations	9,985	8,189	19,712	15,922
Depreciation and amortization	6,062	3,208	10,375	7,279
General and administrative	1,359	1,284	2,645	2,556

	17,406	12,681	32,732	25,757

Operating income	9,369	14,450	21,319	25,246

Interest income	28	145	121	330
Interest expense, including amortization	(5,233)	(3,371)	(9,040)	(6,729)
Gain on sale of assets	—	1	36	298
Minority interest in Rio Grande	(264)	(154)	(670)	(581)

Income before income taxes	3,900	11,071	11,766	18,564

State income tax	(85)	(65)	(153)	(124)

Net income	3,815	11,006	11,613	18,440

Less general partner interest in net income, including incentive distributions (1)	800	726	1,621	1,306

Limited partners’ interest in net income	$3,015	$10,280	$9,992	$17,134

Net income per limited partner unit — basic and diluted (1)	$0.18	$0.64	$0.61	$1.06

Weighted average limited partners’ units outstanding	16,328	16,108	16,254	16,108

EBITDA (2)	$15,167	$17,505	$31,060	$32,242

Distributable cash flow (3)	$13,995	$12,389	$27,703	$24,983

Volumes (bpd) (4)

Pipelines:
Affiliates — refined product pipelines	75,812	82,571	80,186	77,494
Affiliates — intermediate pipelines	51,886	68,437	59,748	63,980
Affiliates — crude pipelines	130,559	—	88,979	—

	258,257	151,008	228,913	141,474
Third parties- refined product pipelines	24,423	64,487	34,966	64,835

	282,680	215,495	263,879	206,309

Terminals and truck loading racks:
Affiliates	93,328	123,245	110,381	121,724
Third parties	31,178	53,179	34,210	50,030

	124,506	176,424	144,591	171,754

Total for pipelines and terminal assets (bpd)	407,186	391,919	408,470	378,063

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. Incentive distributions of $0.7 million and $0.5 million were declared during the three months ended June 30, 2008 and 2007, respectively, and $1.4 million and $1.0 million during the six months ended June 30, 2008 and 2007, respectively. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense, net of interest income and (ii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$3,815	$11,006	$11,613	$18,440

Add interest expense	4,976	3,067	8,560	6,122
Add amortization of discount and deferred debt issuance costs	257	304	480	607
Subtract interest income	(28)	(145)	(121)	(330)
Add state income tax	85	65	153	124
Add depreciation and amortization	6,062	3,208	10,375	7,279

EBITDA	$15,167	$17,505	$31,060	$32,242

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$3,815	$11,006	$11,613	$18,440

Add depreciation and amortization	6,062	3,208	10,375	7,279
Add amortization of discount and deferred debt issuance costs	257	304	480	607
Add (subtract) increase (decrease) in deferred revenue	4,930	(1,896)	6,781	(990)
Subtract maintenance capital expenditures*	(1,069)	(233)	(1,546)	(353)

Distributable cash flow	$13,995	$12,389	$27,703	$24,983

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.
(4)	The amounts reported for the six months ended June 30, 2008 include volumes transported on the crude pipelines for the period from March 1, 2008 through June 30, 2008 only. Volumes shipped during the months of March through June 2008 averaged 133.1 thousand barrels per day (“mbpd”). For the six months ended June 30, 2008, crude pipeline volumes are based on volumes for the months of March through June, averaged over the 182 days in the first six months of 2008. Under the Holly CPTA, fees are based on volumes transported on each pipeline component comprising the crude pipeline system (the crude oil gathering pipelines and the crude oil trunk lines). Accordingly, volumes transported on the crude pipelines represent the sum of volumes transported on both pipeline components. In cases where volumes are transported over both components of the crude pipeline system, such volumes are reflected twice in the total crude oil pipeline volumes.

	June 30,	December 31,
	2008	2007
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$6,371	$10,321
Working capital(5)	$(18,467)	$5,446
Total assets	$431,930	$238,904
Long-term debt	$354,113	$181,435
Partners’ equity	$25,474	$27,816
(5)	Reflects $20.0 million of short-term borrowings that are classified as current liabilities.
As a master limited partnership, we distribute our available cash which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions exceed our quarterly net income.

Results of Operations — Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Summary
Net income for the three months ended June 30, 2008 was $3.8 million, a $7.2 million decrease compared to the same period in 2007. This decrease was due principally to the effects of limited production at Alon’s Big Spring Refinery resulting from an explosion and fire in February, production downtime at Holly’s Navajo Refinery during the second quarter of 2008, a decrease in previously deferred revenue realized, and an increase in operating costs and expenses and interest expense. These factors were partially offset by revenues attributable to our crude pipeline assets that were acquired in the first quarter of 2008. Revenue of $5.6 million relating to deficiency payments associated with certain transportation contracts was deferred during the three months ended June 30, 2008. Such revenue will be recognized in future periods either as payment for shipments in excess of minimum required levels or when shipping rights expire unused after a twelve-month period.
On February 18, 2008, Alon experienced an explosion and fire at its Big Spring refinery that resulted in the shutdown of production. In early April Alon reopened its Big Spring refinery and has resumed production which is currently running at about one-half of refinery capacity. Alon has announced that it plans to complete repairs and be back at full capacity in the third quarter of 2008. Lost production and reduced operations attributable to this incident resulted in a decrease in third party shipments on our refined product pipelines during the first six months of 2008. Under our pipelines and terminals agreement with Alon, Alon has committed to a level of product shipments that generally results in a minimum level of revenue. The amount billed to Alon for any shortfalls with respect to these contractual commitments is recorded as deferred revenue and later included in revenue and net income when earned and no longer subject to recapture. Increases in deferred revenue as a result of such shortfalls are included in distributable cash flow when the shortfall occurs.
Additionally, during the 2008 second quarter, Holly’s Navajo Refinery experienced approximately 10 days of unplanned downtime as a result of unexpected repairs that further contributed to reduced volume shipments on our pipeline systems.
Revenues
Total revenues for the three months ended June 30, 2008 were $26.8 million, a $0.4 million decrease compared to the three months ended June 30, 2007. This decrease was due to the effects of limited production at Alon’s Big Spring Refinery resulting from an explosion and fire in February, production downtime at Holly’s Navajo Refinery during the second quarter of 2008 and a decrease in previously deferred revenue realized. These decreases were partially offset by revenues attributable to our crude pipeline assets that were acquired in the first quarter of 2008.
Revenues from our refined product pipelines were $14.6 million, a decrease of $4.2 million compared to the second quarter of 2007. This decrease was due to a decline in refined product pipeline shipments by refineries utilizing our refined product pipeline system during the second quarter and a $0.9 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff increase on refined product shipments. Shipments on our refined product pipeline system decreased to an average of 100.2 mbpd compared to 147.1 mbpd for the same period last year.
Revenues from our intermediate pipelines were $2.5 million, a decrease of $1.6 million compared to the second quarter of 2007. This decrease was due to a decline in volumes shipped on our intermediate pipelines resulting from downtime at Holly’s Navajo Refinery and a $1.0 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff increase on intermediate pipeline shipments. Shipments on our intermediate product pipeline system decreased to an average of 51.9 mbpd compared to 68.4 mbpd for the same period last year.
Revenues from our crude pipelines were $6.6 million; second quarter shipments averaged 130.6 mbpd.

Revenues from terminal, tankage and truck loading rack fees were $3.2 million, a decrease of $1.1 million compared to the second quarter of 2007. Refined products terminalled in our facilities decreased to an average of 124.5 mbpd compared to 176.4 mbpd for the same period last year.
Operating Costs
Operations expense for the three months ended June 30, 2008 increased by $1.8 million compared to the three months ended June 30, 2007. This increase in expense was principally due to the operations of our crude pipelines commencing March 1, 2008 and increased pipeline maintenance and payroll costs.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2008 increased by $2.9 million compared to the three months ended June 30, 2007, due principally to depreciation and amortization attributable to our newly acquired crude pipelines, tankage assets and transportation agreement.
General and Administrative
General and administrative costs for the three months ended June 30, 2008 increased by $0.1 million compared to the three months ended June 30, 2007.
Interest Expense
Interest expense for the three months ended June 30, 2008 totaled $5.2 million, an increase of $1.8 million compared to the three months ended June 30, 2007. This increase is due principally to interest attributable to advances from our revolving credit agreement that were used to finance our crude pipeline asset purchase in the first quarter as well as capital projects. For the three months ended June 30, 2008, our aggregate effective interest rate was 5.6% compared to 7.3% for the same period last year.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.3 million for the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007.
State Income Tax
State income taxes were less than $0.1 million for the three months ended June 30, 2008 and 2007.

Results of Operations — Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Summary
Net income for the six months ended June 30, 2008 was $11.6 million, a $6.8 million decrease compared to the same period in 2007. This decrease was due principally to the effects of limited production at Alon’s Big Spring Refinery resulting from an explosion and fire in February, a decrease in intermediate pipeline revenues as a result of downtime at Holly’s Navajo Refinery in the second quarter, a decrease in previously deferred revenue realized and an increase in operating costs and expenses and interest expense. These factors were partially offset by revenues attributable to our crude pipeline assets that were acquired in the first quarter of 2008. Revenue of $8.7 million relating to deficiency payments associated with certain transportation contracts was deferred during the six months ended June 30, 2008. Such revenue will be recognized in future periods either as payment for shipments in excess of minimum required levels or when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues for the six months ended June 30, 2008 were $54.1 million, an increase of $3.0 million compared to the six months ended June 30, 2007. This increase was principally due to revenues attributable to our crude pipeline assets acquired in the first quarter of 2008. This increase was partially offset by a decrease in third party shipments, a decrease in shipments on our intermediate pipeline system and a decrease in previously deferred revenue realized.
Revenues from our refined product pipelines were $32.0 million, a decrease of $3.9 million compared to the six months ended June 30, 2007. This decrease was due to a decline in third party shipments as a result of reduced production and downtime following an explosion at Alon’s Big Spring refinery during the first quarter. This decrease was offset partially by a year-to-date increase in affiliate shipments and the effect of the annual tariff increase on refined product shipments. Overall shipments on our refined product pipeline system decreased to an average of 115.2 mbpd compared to 142.3 mbpd for the same period last year.
Revenues from our intermediate pipelines were $6.0, a decrease of $1.0 million compared to the six months ended June 30, 2007. This decrease was due to the effects of downtime at Holly’s Navajo Refinery during the second quarter of 2008 and a $0.9 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff increase on intermediate pipeline shipments. Shipments on our intermediate product pipeline system decreased to an average of 59.7 mbpd compared to 64.0 mbpd for the same period last year.
Revenues from our crude pipelines were $8.7 million; for the months of March through June 2008 shipments averaged 133.1 mbpd.
Revenues from terminal, tankage and truck loading rack fees were $7.3 million, a decrease of $0.8 million compared to the six months ended June 30, 2007. Refined products terminalled in our facilities decreased to an average of 144.6 mbpd compared to 171.8 mbpd for the same period last year.
Operating Costs
Operations expense for the six months ended June 30, 2008 increased by $3.8 million compared to the six months ended June 30, 2007. This increase in expense was principally due to the operations of our crude pipelines commencing March 1, 2008 and increased pipeline maintenance and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended increased by $3.1 million compared to the six months ended June 30, 2007, due principally to depreciation and amortization attributable to our newly acquired crude pipelines, tankage assets and transportation agreement.
General and Administrative
General and administrative costs were $2.6 million for the six months ended June 30, 2008 and 2007.
Interest Expense
Interest expense for the six months ended June 30, 2008 totaled $9.0 million, an increase of $2.3 million compared to the six months ended June 30, 2007. This increase is due principally to interest attributable to advances from our revolving credit agreement that were used to finance our crude pipeline asset purchase in the first quarter as well as capital projects. For the six months ended June 30, 2008, our aggregate effective interest rate was 5.4% compared to 7.3% for the same period last year.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $0.7 million for the six months ended June 30, 2008 compared to $0.6 million for the six months ended June 30, 2007.
State Income Tax
State income taxes were $0.2 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million (the “Credit Agreement”), which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. As of June 30, 2008, we had $191.0 million outstanding under the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. During the six months ended June 30, 2008, we received advances totaling $20.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
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

We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. In February and May 2008, we paid regular cash distributions of $0.725 and $0.735,respectively, on all units, an aggregate amount of $25.7 million. Included in these distributions was an aggregate of $1.4 million paid to the general partner as incentive distributions, as the distributions per unit exceeded $0.55.
Cash and cash equivalents decreased by $4.0 million during the six months ended June 30, 2008. The cash flows used for investing activities of $191.0 million exceeded cash flows provided by operating and financing activities of $23.4 million and $163.6 million, respectively. Working capital for the six months ended June 30, 2008 decreased by $23.9 million due principally to $20.0 million in interim financing of capital projects.
Cash Flows — Operating Activities
Cash flows from operating activities decreased by $3.1 million from $26.5 million for the six months ended June 30, 2007 to $23.4 million for the six months ended June 30, 2008. This decrease is mainly due to a $1.1 million decrease in cash collections from our major customers, resulting principally from a decrease in third-party revenues, offset by miscellaneous year-over-year changes in collections and payments.
As discussed above, our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Certain of these shippers then have the right to recapture these amounts if future volumes exceed minimum levels. During the first six months of 2008, we received cash payments of $3.7 million under these commitments. We billed $2.1 million for the first six months of 2007 related to shortfalls that occurred during this period that expired without recapture and was recognized as revenue during the six months ended June 30, 2008. Another $5.6 million is included in our accounts receivable at June 30, 2008 related to shortfalls that occurred in the second quarter of 2008.
Cash Flows — Investing Activities
Cash flows used for investing activities increased by $189.4 million from $1.6 million for the six months ended June 30, 2007 to $191.0 million for the six months ended June 30, 2008. Additions to properties and equipment for the six months ended June 30, 2008 were $20.0 million, an increase of $18.1 million from $1.9 million for the six months ended June 30, 2007. Also during the six months ended June 30, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly. The cash consideration paid upon closing of this purchase was $171.0 million. During the six months ended June 30, 2007, we received cash proceeds of $0.3 million upon the sale of certain assets.
Cash Flows — Financing Activities
Cash flows provided by financing activities were $163.6 million for the six months ended June 30, 2008 compared to cash flows used for financing activities of $24.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we borrowed $191.0 million under our credit agreement of which $171.0 million was used to finance the cash portion of the consideration paid to acquire the Crude Pipelines and Tankage Assets on February 29, 2008. During the first six months of 2008, we paid cash distributions on all units and the general partner interest in the aggregate amount of $25.7 million, an increase of $2.3 million from $23.4 million in distributions paid during the first six months of 2007. We also paid $0.9 million in minority interest distributions, an increase in $0.4 million over the six months ended June 30, 2007. Cash paid for the purchase of units for restricted grants was $0.5 million for the six months ended June 30, 2008, a decrease of $0.4 million from $0.9 million for the six months ended June 30, 2007. Also for the six months ended June 30, 2008, we paid $0.6 million in deferred financing costs that were attributable to our amended credit agreement.
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
In November 2007, we executed a definitive agreement with Plains All American Pipeline, L.P. (“Plains”) to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in late 2008 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28 million, including a $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
On January 31, 2008, we entered into an option agreement with Holly, granting us an option to purchase all of Holly’s equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Holly currently owns 75% of the equity interests in the UNEV Pipeline. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Construction of this project is currently expected to be completed and operational in late 2009. On July 17, 2008, Holly announced the purchase of Musket Corporation’s Cedar City, Utah terminal and rail facilities that will serve as part of the UNEV Pipeline’s Cedar City Terminal.
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
Credit Agreement
In February 2008, we amended our $100 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100 million to $300 million, which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of June 30, 2008 and December 31, 2007, we had $191.0 million and zero, respectively, outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the six months ended June 30, 2008, we received advances totaling $20.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2008, we are subject to the 0.30% rate on the $109.0 million of the unused commitment on the Credit Agreement. The agreement matures in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
The carrying amounts of our long-term debt are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$191,000	$—

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,534)	(2,724)
Fair value hedge — interest rate swap	647	(841)

	183,113	181,435

Total Debt	374,113	181,435
Less short-term borrowing under credit agreement	20,000	—

Total long-term debt	$354,113	$181,435

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
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2008 and 2007.
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
In connection with our acquisition of the Crude Pipelines and Tankage Assets on February 29, 2008, Holly amended the Omnibus Agreement to provide $7.5 million of indemnification for environmental noncompliance and remediation liabilities associated with the newly acquired assets for a period of up to fifteen years. The Omnibus Agreement also provides environmental indemnification for the assets transferred to us at the time of our initial public offering in 2004 and the Intermediate Pipelines acquired in July 2005. The indemnification relates to environmental noncompliance and remediation liabilities associated with the assets acquired from Holly that occurred or existed prior to our acquisition. We also have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in February 2005.
There are environmental remediation projects that are currently underway relating to certain assets purchased from Holly Corporation. These remediation projects, including assessment and monitoring activities are covered by the environmental indemnification discussed above and represent liabilities of Holly Corporation.
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
EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”

In March 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLP’s). This standard provides guidance in the application of the two-class method in computing earnings per unit to reflect an MLP’s contractual obligation to make distributions to the general partner, limited partners, and incentive distribution rights holder. EITF No. 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”

In June 2006, the FASB issued FSP No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under FASB No. 128, Earnings per Share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
As of June 30, 2008, we have two interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, that results in a June 30, 2008 effective interest rate of 5.49%. The maturity of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
Under the provisions of SFAS No. 133, we have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of June 30, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate. Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 3.84% at June 30, 2008. The maturity of the swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Additional information on our interest rate swaps are as follows:

		Fair Value	Location of Offsetting
Interest Rate Swaps	Balance Sheet Location	(In thousands)	Balance
Cash flow hedge - $171 million LIBOR based debt	Other assets	$2,448	Accumulated other comprehensive income

Fair value hedge - $60 million of 6.25% Senior Notes	Other assets	$647	Long-term debt
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2008, we had an outstanding principal balance on our unsecured Senior Notes of $185.0 million. By means of our interest rate swap contract, we have effectively converted $60.0 million of the Senior Notes from a fixed rate to variable rate. For the fixed rate debt portion of $125.0 million, changes in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for the variable rate debt portion of $60.0 million, changes in interest rates would generally not impact the fair value of the debt, but may affect our future earnings and cash flows. We estimate a hypothetical 10% change in the yield-to-maturity applicable to our fixed rate debt portion of $125.0 million as of June 30, 2008 would result in a change of approximately $4.9 million in the fair value of the debt. A hypothetical 10% change in the interest rate applicable to our variable rate debt portion of $60.0 million would not have a material effect on our earnings or cash flows.
At June 30, 2008, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 6. Exhibits
3.1	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 15, 2008, File No. 1-32225).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 1, 2008	/s/ Bruce R. Shaw

Bruce R. Shaw Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)