Form 10-K
period 2008-12-31
HOLLY ENERGY PARTNERS LP
filed 2009-02-17
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number 1-32225
HOLLY ENERGY PARTNERS, L.P.
Formed under the laws of the State of Delaware
I.R.S. Employer Identification No. 20-0833098
100 Crescent Court, Suite 1600
Dallas, Texas 75201-6915
Telephone Number: (214) 871-3555
Securities registered pursuant to Section 12(b) of the Act:
Common Limited Partner Units
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $352 million on June 30, 2008, based on the last sales price as quoted on the New York Stock Exchange.
The number of the registrant’s outstanding common limited partners units at February 6, 2009 was 8,390,000.
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

INDEX TO DEFINED TERMS AND NAMES
The following terms and names that appear in this form 10-K are defined on the following pages:

Alon	5
Alon PTA	5
ARB	58
Big Spring Refinery	5
BP	15
bpd	6
Credit Agreement	10
Crude Pipelines and Tankage Assets	5
Distributable cash flow	41
DOT	10
EBITDA	41
EITF	58
Expansion capital expenditures	8
FASB	58
FERC	6
Fixed Rate Swap	59
FSP	58
GAAP	41
HEP	5
HLS	5
Holly	5
Holly CPTA	5
Holly IPA	5
Holly PTA	5
Intermediate Pipelines	5
LPG	6
Maintenance capital expenditures	42
mbbls	31
mbpd	50
Mid-America	31
MLP	58
NPL	5
NuStar	35
Omnibus Agreement	6
Plains	9
PPI	6
Rio Grande	6
SEC	5
SFAS	58
Sinclair	36
SLC Pipeline	9
ULSD	49
UNEV Pipeline	9
Valero	35
Variable Rate Swap	59
Terms used in the financial statements and footnotes are as defined therein.

Item 1. Business
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership formed by Holly Corporation and is the successor to Navajo Pipeline Co., L.P. (Predecessor) (“NPL”). We operate a system of refined product and crude oil pipelines, storage tanks and distribution terminals primarily in west Texas, New Mexico, Utah and Arizona. We maintain our principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Additionally available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we”, “our”, “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “Holly” refers to Holly Corporation and its subsidiaries, other than HEP and its subsidiaries and other than Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of Holly Corporation that is the general partner of the general partner of HEP and manages HEP.
We generate revenues by charging tariffs for transporting refined product and crude oil through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at our terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices. We serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, terminal and tankage agreements with Holly. One of these agreements relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019 (“Holly PTA”). Our second agreement with Holly relates to the intermediate pipelines acquired from Holly in July 2005 (“Intermediate Pipelines”) that serve Holly’s Lovington and Artesia, New Mexico refinery facilities (collectively, the “Navajo Refinery”) and expires in 2020 (“Holly IPA”). Our third agreement, relates to the crude pipelines and tankage assets acquired from Holly in February 2008 (the “Crude Pipelines and Tankage Assets”) and expires in 2023 (“Holly CPTA”). We also serve the Alon USA, Inc. (“Alon”) Big Spring, Texas refinery (“Big Spring Refinery”) under the Alon pipelines and terminals agreement expiring in 2020 (“Alon PTA”). The substantial majority of our business is devoted to providing transportation and terminalling services to Holly. We operate our business as one business segment.
Our assets include:
     Pipelines:
•	approximately 820 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel, and jet fuel principally from Holly’s Navajo Refinery in New Mexico to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Alon’s Big Spring Refinery in Texas to its customers in Texas and Oklahoma;

•	two parallel 65-mile pipelines that transport intermediate feedstocks and crude oil from Holly’s Lovington, New Mexico refinery facilities to Holly’s Artesia, New Mexico refinery facilities;

•	approximately 860 miles of crude oil trunk, gathering and connection pipelines located in west Texas and New Mexico that deliver crude oil to Holly’s Navajo Refinery;

•	approximately 10 miles of crude oil and refined product pipelines that support Holly’s Woods Cross Refinery near Salt Lake City, Utah; and

•	a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), a joint venture that owns a 249-mile refined product pipeline that transports liquid petroleum gases (“LPG”) from west Texas to the Texas/Mexico border near El Paso for further transport into northern Mexico.
     Refined Product Terminals and Refinery Tankage:
•	four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,000,000 barrels, that are integrated with our refined product pipeline system that serves Holly’s Navajo Refinery;

•	three refined product terminals (two of which are 50% owned), located in Burley and Boise, Idaho and Spokane, Washington, with an aggregate capacity of approximately 500,000 barrels, that serve third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

•	two refined product terminals, located in Wichita Falls and Abilene, Texas, and one tank farm in Orla, Texas with aggregate capacity of 480,000 barrels, that are integrated with our refined product pipelines that serve Alon’s Big Spring Refinery;

•	two refined product truck loading racks, one located within Holly’s Navajo Refinery that is permitted to load over 40,000 barrels per day (“bpd”) of light refined products, and one located within Holly’s Woods Cross Refinery, that is permitted to load over 25,000 bpd of light refined products;

•	a Roswell, New Mexico jet fuel terminal leased through September 2011; and

•	on-site crude oil tankage at Holly’s Navajo and Woods Cross Refineries having an aggregate storage capacity of approximately 600,000 barrels.
Holly Crude Pipelines and Tankage Transaction
On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico, a leased jet fuel terminal in Roswell, New Mexico and crude oil and refined product pipelines that support Holly’s Woods Cross Refinery. The consideration paid consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. We financed the $171.0 million cash portion of the consideration through borrowings under our senior secured revolving credit agreement expiring August 2011.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with Holly. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that at the agreed rates will result in minimum annual payments to us of $26.8 million. These minimum annual payments or revenue will be adjusted each year at a rate equal to the percentage change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under the agreement, the tariff rates will generally be increased annually by the percentage change in the Federal Energy Regulatory Commission (“FERC”) Oil Pipeline Index. The FERC index is the change in the PPI plus a FERC adjustment factor which is reviewed periodically. Additionally, Holly amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for a period of up to fifteen years for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition.

Agreements with Holly and Alon
In addition to the Holly CPTA, the Holly PTA relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019, and the Holly IPA that relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020. Under these agreements, Holly has agreed to transport and store volumes of refined product on our pipelines and terminal facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change equal to the change in the PPI but will not decrease as a result of a decrease in the PPI. Under the Holly PTA and Holly IPA, the agreed upon tariff rates are adjusted each year on July 1 at a rate equal to the percentage change in the PPI, but generally will not decrease as a result of a decrease in the PPI.
We also have a 15-year pipelines and terminals agreement with Alon expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. Under the Alon PTA, the agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate.
As of December 31, 2008, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$41.2	2019	Minimum revenue commitment
Holly IPA	13.3	2020	Minimum revenue commitment
Holly CPTA	26.8	2023	Minimum revenue commitment
Alon PTA	22.0	2020	Minimum volume commitment
Alon capacity lease	6.8	Various	Capacity lease

Total	$110.1

We depend on our agreements with Holly and Alon for the majority of our revenues. A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
Furthermore, if new laws or regulations that affect terminals or pipelines are enacted that require us to make substantial and unanticipated capital expenditures at the pipelines or terminals, we will have the right after we have made efforts to mitigate their effects to negotiate a monthly surcharge on Holly for the use of the terminals or to file for an increased tariff rate for use of the pipelines to cover Holly’s pro rata portion of the cost of complying with these laws or regulations including a reasonable rate of return. In such instances, we will negotiate in good faith with Holly to agree on the level of the monthly surcharge or increased tariff rate.
Under certain circumstances, certain of Holly’s obligations under these agreements may be temporarily suspended or terminated.
Omnibus Agreement
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Initially, this fee was $2.0 million for each of the three years following the closing of our initial public offering. Effective March 1, 2008, the annual fee was increased to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.
Under the Omnibus Agreement, Holly has also agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification of up to $15.0 million through 2014 for the assets transferred to us at the time of our initial public offering in 2004 and up to $2.5 million through 2015 for the Intermediate Pipelines acquired in July 2005. In February 2008, Holly amended the Omnibus Agreement to provide an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets.
Alon
In connection with our purchase of certain refined products pipelines, tankage and terminals from Alon in 2005, we entered into a 15-year pipelines and terminals agreement with Alon to transport and terminal light refined products for Alon’s refinery in Big Spring, Texas. Under the Alon PTA, Alon agreed to transport on our pipelines and throughput in our terminals a volume of refined products that would result in minimum revenue levels each year that will change annually based on changes in the PPI, but will not decrease below the initial $20.2 million annual amount. Following the March 1, 2008 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2009 is $22.0 million.
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
CAPITAL REQUIREMENTS
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of, and are expected to continue to consist of, maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, and safety and to address environmental regulations. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing or new assets, whether through construction or acquisition. Expansion capital expenditures include expenditures to acquire assets, to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.
Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated to a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2009 capital budget is comprised of $3.7 million for maintenance capital expenditures and $2.2 million for expansion capital expenditures. Additionally, capital expenditures planned in 2009 include approximately $43.0 million for capital projects approved in prior years, most of which relate to the expansion of the South System and the joint venture with Plains All American Pipeline, L.P. (“Plains”) discussed below.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. We expect to complete the majority of this project in early 2009.
In November 2007, we executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area (the “SLC Pipeline”). Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in March 2009 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28.0 million, including a $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
On January 31, 2008, we entered into an option agreement with Holly, granting us an option to purchase all of Holly’s equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Holly owns 75% of the equity interests in the UNEV Pipeline. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. On July 17, 2008, Holly announced the purchase of Musket Corporation’s Cedar City, Utah terminal and rail facilities that will serve as part of the UNEV Pipeline’s Cedar City Terminal. Holly’s UNEV project is in the final stage of the Bureau of Land Management permit process. Since it is anticipated that the permit to proceed will now be received during the second quarter of 2009, Holly is currently evaluating whether to maintain the current completion schedule for UNEV of early 2010 or whether from a commercial perspective, it would be better to delay completion until the fall of 2010.
Holly is currently working on a project to deliver additional crude oils to its Navajo Refinery, including a 70-mile pipeline from Centurion Pipeline L.P.’s Slaughter Station in west Texas to Lovington, New Mexico, and a 65-mile pipeline from Lovington to Artesia, New Mexico. Under provisions of the Omnibus Agreement with Holly we will have an option to purchase Holly’s investment in the project at a purchase price to be negotiated with Holly. The projects will increase the pipeline capacity between Lovington and Artesia by 40,000 bpd. The cost of the projects is expected to be $90.0 million and construction is currently expected to be completed and the projects to become fully operational in the fourth quarter of 2009.
We are currently working on a capital improvement project that will provide increased flexibility and capacity to our Intermediate Pipelines enabling us to accommodate increased volumes following Holly’s Navajo Refinery capacity expansion. This project is expected to be completed in mid 2009 at an estimated cost of $5.1 million.
Also, we are currently converting an existing 12-mile crude oil pipeline to a natural gas pipeline at an estimated cost of $1.9 million scheduled for completion in early 2009.

We expect that our currently planned expenditures for maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline, SLC Pipeline, South System expansion and Holly crude oil projects described above will be funded with existing cash balances, cash generated by operations, the sale of additional limited partner units, the issuance of debt securities or advances under our $300.0 million senior secured revolving credit agreement maturing August 2011 (the “Credit Agreement”), or a combination thereof. With the current conditions in the credit and equity markets there may be limits on our ability to issue new debt or equity securities. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline and Holly’s crude oil project. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HEP’s board of directors decide not to proceed with either of these opportunities.
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
We monitor the structural integrity of selected segments of our pipeline systems through a program of periodic internal inspections using both “dent pigs” and electronic “smart pigs”, as well as hydrostatic testing that conforms to federal standards. We follow these inspections with a review of the data and we make repairs as necessary to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other approved integrity testing methods. We believe this approach will ensure that the pipelines that have the greatest risk potential receive the highest priority in being scheduled for inspections or pressure tests for integrity. Our inspection process complies with all Department of Transportation (“DOT”) and Code of Federal Regulations 49 CFR Part 195 requirements.
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
COMPETITION
As a result of our physical integration with Holly’s Navajo and Woods Cross Refineries, our contractual relationship with Holly under the Omnibus Agreement and the three Holly pipelines and terminals agreements, we believe that we will not face significant competition for barrels of refined products transported from Holly’s Refineries, particularly during the term of the Holly PTA, Holly IPA and Holly CPTA expiring in 2019, 2020 and 2023, respectively. Additionally, with our contractual relationship with Alon under the Alon PTA, we believe that we will not face significant competition for those barrels of refined products we transport from Alon’s Big Spring Refinery, particularly during the term of our Alon PTA expiring in 2020.
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
Historically, the significant majority of the throughput at our terminal facilities has come from Holly, with the exception of third-party receipts at the Spokane terminal, Alon volumes at El Paso, and the Abilene and Wichita Falls terminals that serve Alon’s Big Springs Refinery. Under the terms of the Holly PTA and the Holly CPTA, we continue to receive a significant portion of the throughput at our terminal facilities from Holly.
Our ten refined product terminals compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading arms.
RATE REGULATION
Some of our existing pipelines are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to rates that are already on file and in effect by complaint. A successful challenge under a complaint may result in the complainant obtaining damages or reparations for up to two years prior to the date the complaint was filed. The Interstate Commerce Act also permits challenges to a proposed new or changed rate by a protest. A successful challenge under a protest may result in the protestant obtaining refunds or reparations from the date the proposed new or changed rate was filed. In either challenge process, the third party must be able to show it has a substantial economic interest in those rates to proceed. The FERC generally has not investigated interstate rates on its own initiative but will likely become a party to any proceedings when the rates receive either a complaint or a protest. However, the FERC is not prohibited from bringing an interstate rate under investigation without a third party intervention.
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
Under the Omnibus Agreement, Holly has also agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification of up to $15.0 million through 2014 for the assets transferred to us at the time of our initial public offering in 2004 and up to $2.5 million through 2015 for the Intermediate Pipelines acquired in July 2005. In February 2008, Holly amended the Omnibus Agreement to provide an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets.
Additionally, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon, for a ten year term expiring in 2015, will indemnify us subject to a $100,000 deductible and a $20.0 million maximum liability cap.
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
There are additional environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and also represent liabilities of Holly Corporation.
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
EMPLOYEES
To carry out our operations, HLS employs 121 people who provide direct support to our operations. Holly Logistic Services, L.L.C. considers its employee relations to be good. Neither we nor our general partner have employees. We reimburse Holly for direct expenses that Holly or its affiliates incurs on our behalf for the employees of HLS.
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
RISKS RELATED TO OUR BUSINESS
We depend upon Holly and particularly its Navajo Refinery for a majority of our revenues; if those revenues were significantly reduced or if Holly’s financial condition materially deteriorated, there would be a material adverse effect on our results of operations.
For the year ended December 31, 2008, Holly accounted for 72% of the revenues of our petroleum product and crude pipelines and 70% of the revenues of our terminals and truck loading racks. We expect to continue to derive a majority of our revenues from Holly for the foreseeable future. If Holly satisfies only its minimum obligations under the Holly PTA, Holly IPA and Holly CPTA or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at the Navajo Refinery or the Woods Cross Refinery, our revenues and cash flow would decline.
Any significant curtailing of production at the Navajo Refinery could, by reducing throughput in our pipelines and terminals, result in our realizing materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2008, production from the Navajo Refinery accounted for 67% of the throughput volumes transported by our refined product and crude pipelines. The Navajo Refinery also received 100% of the petroleum products shipped on our Intermediate Pipelines. Operations at the Navajo Refinery could be partially or completely shut down, temporarily or permanently, as the result of:
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
For the year ended December 31, 2008, Alon accounted for 16% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement.
On February 18, 2008, Alon experienced an explosion and fire at its Big Spring refinery that resulted in the shutdown of production. In early April, Alon reopened its Big Spring refinery and resumed production at one-half of refinery capacity until late September when production was restored to full capacity. Lost production and reduced operations attributable to this incident resulted in a significant decrease in third party shipments and related revenues on our refined product pipelines during the first nine months of 2008. As a result of related contractual minimum commitments and resulting shortfall billings, the incidents did not materially affect our distributable cash flow.
Another decline in production at Alon’s Big Spring Refinery would materially reduce the volume of refined products we transport and terminal for Alon. As a result, our revenues would be materially adversely affected. The Big Spring Refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined products or for planned maintenance or capital projects. Such factors would include the factors discussed above under the discussion of risk factors for the Navajo Refinery.
The magnitude of the effect on us of any shutdown depends on the length of the shutdown and the extent of the refinery operations affected. We have no control over the factors that may lead to a shutdown or the measures Alon may take in response to a shutdown. Alon makes all decisions and is responsible for all costs at the Big Spring Refinery concerning levels of production, regulatory compliance, refinery turnarounds, labor relations, environmental remediation and capital expenditures.
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
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. As stated above, we receive substantial revenues from both Holly and Alon under their respective pipelines and terminals agreements. In addition, a subsidiary of BP Plc (“BP”) is our largest shipper on the Rio Grande Pipeline, a joint venture in which we own a 70% interest and from which we derived 8% of our revenues for the year ended December 31, 2008.
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
We and our shippers could face increased competition if other pipelines are able to competitively supply our shippers’ end-user markets with refined products. The Longhorn Pipeline is a 72,000 bpd common carrier pipeline that delivers refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market. Longhorn Partners Pipeline, L.P., owner of the Longhorn Pipeline, has put the pipeline up-for-sale. Although, Longhorn Partners Pipeline, L.P. did not complete a previously planned 72,000 bpd to 125,000 bpd capacity expansion project, a subsequent owner could resume and ultimately complete this planned expansion project under its own initiative. Increased supplies of refined product delivered by the Longhorn Pipeline and Kinder Morgan’s El Paso to Phoenix pipeline could result in additional downward pressure on wholesale refined product prices and refined product margins in El Paso and related markets. Additionally, further increases in products from Gulf Coast refiners entering the El Paso and Arizona markets on this pipeline and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines could cause a decline in the demand for refined product from Holly and/or Alon. This could reduce our opportunity to earn revenues from Holly and Alon in excess of their minimum volume commitment obligations.
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
A material decrease in the supply, or a material increase in the price, of crude oil available to Holly’s and Alon’s refineries and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could materially reduce our revenues.
The volume of refined products we transport in our refined products pipelines depends on the level of production of refined products from Holly’s and Alon’s refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers’ operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.
Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We and our shippers have no control over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline, or producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation and the availability and cost of capital. Similarly, a material increase in the price of crude oil supplied to our shippers’ refineries without an increase in the market value of the products produced by the refineries, either temporary or permanent, which caused a reduction in the production of refined products at the refineries, would cause a reduction in the volumes of refined products we transport, and our cash flow could be adversely affected.
Finally, our business depends in large part on the demand for the various petroleum products we gather, transport and store in the markets we serve. Reductions in that demand adversely affect our business. Market demand varies based upon the different end uses of the petroleum products we gather, transport and store. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, government regulation, technological advances in fuel economy and energy-generation devices, exploration and production activities, and actions by foreign nations, any of which could reduce the demand for the petroleum products in the areas we serve.
We may not be able to retain existing customers or acquire new customers.
The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Alon’s obligations to lease capacity on the Artesia-Orla-El Paso pipeline have remaining terms that expire beginning in 2012 through 2018. Our pipelines and terminals agreements with Holly and Alon expire beginning in 2019 through 2023. Additionally, Rio Grande executed a 5-year throughput agreement with PMI Trading Ltd. in January 2009 that expires 2014. This contract can be cancelled by either party following 180 days notice after June 30, 2011.
Our operations are subject to federal, state, and local laws and regulations relating to product quality specifications, environmental protection and operational safety that could require us to make substantial expenditures.
Our pipelines and terminal operations are subject to increasingly strict environmental and safety laws and regulations. Also, the transportation and storage of refined products produces a risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. If we were to incur a significant liability pursuant to environmental laws or regulations, it could have a material adverse effect on us. We are also subject to the requirements of OSHA, and comparable state statutes. Any violation of OSHA could impose substantial costs on us.
New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. There is growing consensus that some form of regulation will be forthcoming at the federal level in the United States with respect to greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides). Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could adversely affect our operations and demand for our services. Furthermore, the costs of environmental and safety regulations are already significant and additional or more stringent regulation could increase these costs or could otherwise adversely affect our business.
Petroleum products that we store and transport are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications of refined products. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions could be adversely affected. In addition, changes in the product quality of the products we receive on our petroleum products pipeline system could reduce or eliminate our ability to blend products.
Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury, or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
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
If our assumptions about growth in market demand prove incorrect, Holly may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy. Furthermore, Holly is under no obligation to pursue a growth strategy. If Holly chooses not to gain, or is unable to gain additional customers in new or existing markets in the Southwestern and Rocky Mountain regions of the United States, our growth strategy would be adversely affected. Moreover, Holly may not make acquisitions that would provide acquisition opportunities to us; or, if those opportunities arise, they may not be financed by us or on terms attractive to us. Finally, Holly also will be subject to integration risks with respect to any new acquisitions it chooses to make.
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
The FERC regulates the tariff rates for interstate movements on our pipeline systems. The primary rate-making methodology of the FERC is price indexing. We use this methodology in all of our interstate markets. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods. If the index falls, we will be required to reduce our rates that are based on the FERC’s price indexing methodology if they exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing would adversely affect our revenues and cash flow.
If our interstate or intrastate tariff rates are successfully challenged, we could be required to reduce our tariff rates, which would reduce our revenues.
Under the FERC indexing methodology contained in the Code of Federal Regulations at 18 CFR 342-3, our interstate pipeline tariff rates are deemed just and reasonable. If a party with an economic interest were to file either a protest or a complaint against our tariff rates, or the FERC were to initiate an investigation of our rates, then our existing rates could be subject to detailed review. If our rates were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates, and to refund the amount by which the rates were determined to be excessive, plus interest. In addition, a state commission could also investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions.
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
The regulatory agencies that regulate our systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for our services. If the FERC’s petroleum pipeline rate-making methodology changes, the new methodology could result in tariffs that generate lower revenues and cash flow. Furthermore, competition from other pipeline systems may prevent us from raising our tariff rates even if regulatory agencies permit us to do so.
The fees we charge to third parties under transportation and storage agreements may not escalate sufficiently to cover increases in our costs, and the agreements may not be renewed or may be suspended in some circumstances.
Our costs may increase at a rate greater than the rate that the fees we charge to third parties increase pursuant to our contracts with them. Furthermore, third parties may not renew their contracts with us. Additionally, some third parties’ obligations under their agreements with us may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond our control, including force majeure events wherein the supply of crude oil or refined products is curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions and mechanical or physical failures of our equipment or facilities or those of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with us or if any third party suspends or terminates its contracts with us, our financial results would be negatively impacted.
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

As of December 31, 2008, the principal amount of our total outstanding debt was $385.0 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indenture for our Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.
Our leverage could have important consequences. We will require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness at maturity or otherwise or sell assets on terms that are commercially reasonable.
The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain beneficial transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Additionally, our contribution agreements with Alon, and our purchase and contribution agreements with Holly with respect to the Intermediate Pipelines and the Crude Pipelines and Tankage Assets restrict us from selling the pipelines and terminals acquired from Alon or Holly, as applicable, and from prepaying more than $30.0 million of the Senior Notes until 2015 and any of the $171.0 million borrowed under the Credit Agreement for the purchase of the Crude Pipelines and Tankage assets until 2018, subject to certain limited exceptions. Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisitions, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.
We may not be able to obtain funding on acceptable terms or at all because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
Global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including significant write-offs in the financial services sector and the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt on similar terms or at all and reduced, or in some cases ceased, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or announced and future pipeline construction projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities.
Our strategy contemplates growth through the development and acquisition of crude, intermediate and refined products transportation and storage assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively and diversifying our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating and/or pursuing, potential joint ventures, stand alone projects or other transactions that we believe will present opportunities to realize synergies, expand our role in our chosen businesses and increase our market position.
We will require substantial new capital to finance the future development and acquisition of assets and businesses. Any limitations on our access to capital will impair our ability to execute this strategy. If the cost of such capital becomes too expensive, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of equity include market conditions, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders.
In addition, we are experiencing increased competition for the types of assets and businesses we have historically purchased or acquired. Increased competition for a limited pool of assets could result in our losing to other bidders more often or acquiring assets at less attractive prices. Either occurrence would limit our ability to fully execute our growth strategy. Our inability to execute our growth strategy may materially adversely affect our ability to maintain or pay higher distributions in the future.
Ongoing maintenance of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause us to incur additional expenditures of time and financial resources.
We regularly document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm on our controls over financial reporting. If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause us to incur substantial expenditures of management time and financial resources to identify and correct any such failure.
We may be unsuccessful in integrating the operations of any future acquisitions with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.
Due to our lack of asset diversification, adverse developments in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.
We rely exclusively on the revenues generated from our business. Due to our lack of asset diversification, an adverse development in our business could have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets.
We do not own all of the land on which our pipeline systems and facilities are located, which could disrupt our operations.
We do not own all of the land on which our pipeline systems and facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the right to construct and operate pipelines on land owned by third parties and government agencies for specified periods of time. If we were to lose these rights through an inability to renew right-of-way contracts or otherwise, we may be required to relocate our pipelines and our business could be adversely affected. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, it may adversely affect our operations and cash flows available for distribution to unitholders.
Our business may suffer if any of our key senior executives or other key employees discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our key senior executives and key senior employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key man” life insurance for any executives. Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks.
In certain cases we have the right to be indemnified by third parties for environmental liabilities, and our results of operation and our ability to make distributions to our unitholders could be adversely affected if a third party fails to satisfy an indemnification obligation owed to us.
In connection with our past acquisitions of pipelines, tankage, terminals and related assets from Holly and Alon, we have entered into environmental agreements with them pursuant to which they have agreed to indemnify us for certain pre-closing environmental liabilities discovered within specified time periods after the date of the applicable acquisition. These indemnities continue through 2014 for the assets contributed to us by Holly at our initial public offering, through 2015 for the Intermediate Pipelines acquired from Holly and the refined products pipelines, tankage and terminals acquired from Alon, and through 2023 for the Crude Pipelines and Tankage Assets acquired from Holly. Other third parties are also obligated to indemnify us for ongoing remediation pursuant to separate indemnification obligations. Our results of operation and our ability to make cash distributions to our unitholders could be adversely affected in the future if Holly, Alon, or other third parties fail to satisfy an indemnification obligation owed to us.
RISKS TO COMMON UNITHOLDERS
Holly and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests.

Currently, Holly indirectly owns the 2% general partner interest and a 44% limited partner interest in us and owns and controls our general partner, HEP Logistics Holdings, L.P. Conflicts of interest may arise between Holly and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over our interests. These conflicts include, among others, the following situations:
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
Under our Omnibus Agreement, we are currently obligated to pay Holly an administrative fee of $2.3 million per year for the provision by Holly or its affiliates of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly or its affiliates. Our general partner will determine the amount of general and administrative expenses that will be properly allocated to us in accordance with the terms of our partnership agreement. In addition, our general partner and its affiliates are entitled to reimbursement for all other expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees of Holly Logistic Services, L.L.C. who provide services to us. Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates, including officers and directors of the general partner, for all expenses incurred on our behalf, plus the administrative fee. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions. The general partner has sole discretion to determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we are charged fees as determined by our general partner.
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
During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 3,500,000 additional common units. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:
•	the issuance of common units in connection with acquisitions or capital improvements that increase cash flow from operations per unit on an estimated pro forma basis;

•	issuances of common units to repay indebtedness, the cost of which to service is greater than the distribution obligations associated with the units issued in connection with the repayment of the indebtedness;

•	the conversion of subordinated units into common units;

•	the conversion of units of equal rank with the common units into common units under some circumstances;

•	in the event of a combination or subdivision of common units;

•	issuances of common units under our employee benefit plans; or

•	the conversion of the general partner interest and the incentive distribution rights into common units as a result of the withdrawal or removal of our general partner.
The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline,
After the end of the subordination period that is currently expected to end as of July 1, 2009, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our` issuance of equity securities ranking junior to the common units at any time.
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
In addition, Section 17-607 and 17-804 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.
TAX RISKS TO COMMON UNITHOLDERS
Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.
Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation, possibly on a retroactive basis. At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. It could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to unitholders.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we have taken or may take on tax matters. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.
Unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Because our unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, they are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells its common units, it will recognize gain or loss equal to the difference between the amount realized and its tax basis in those common units. A unitholder’s amount realized will be measured by the sum of the cash and the fair market value of other property, if any, received by the unitholder, plus its share of our nonrecourse liabilities. Because the amount realized will include the unitholder’s share of our nonrecourse liabilities, the gain recognized by the unitholder on the sale of its units could result in a tax liability in excess of any cash it receives from the sale. Distributions in excess of a unitholder’s allocable share of our net taxable income (“excess distributions”) decrease the unitholder’s tax basis in its common units, which includes its share of nonrecourse liabilities. Such excess distributions with respect to the units sold become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. Moreover, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income.
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, it would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, it may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The reporting of partnership tax information is complicated and subject to audits.
We furnish each unitholder with a Schedule K-1 that sets forth the unitholder’s share of our income, gains, losses and deductions. We cannot guarantee that these schedules will be prepared in a manner that conforms in all respects to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our tax return may be audited, which could result in an audit of a unitholder’s individual tax return and increased liabilities for taxes because of adjustments resulting from the audit.
There are limits on the deductibility of our losses that may adversely affect our unitholders.
There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In the case of taxpayers subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules and the prohibition against loss allocations in excess of the unitholder’s tax basis in its units.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.
Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.
In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Arizona, Colorado, Utah, Idaho, Oklahoma and Washington. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state, local, and foreign tax returns.
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
Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in west Texas and New Mexico that deliver crude oil to Holly’s Navajo Refinery and crude oil and refined product pipelines that support Holly’s Woods Cross Refinery.
Our pipelines are regularly inspected, are well maintained and we believe, are in good repair. Generally, other than as provided in the pipelines and terminal agreements with Holly and Alon, substantially all of our pipelines are unrestricted as to the direction in which product flows and the types of refined products that we can transport on them. The FERC regulates the transportation tariffs for interstate shipments on our refined product pipelines and state regulatory agencies regulate the transportation tariffs for intrastate shipments on our pipelines.
The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for Holly and for third parties.

	Years Ended December 31,
	2008(2)	2007	2006	2005(1)	2004

Volumes transported for (bpd):
Holly	253,484	142,447	126,929	94,473	65,525
Third parties (3)	38,330	62,720	62,655	65,053	29,967

Total	291,814	205,167	189,584	159,526	95,492

Total barrels in thousands (“mbbls”)	106,804	74,886	69,198	58,227	34,950

(1)	Includes volumes transported on the pipelines acquired from Alon on February 28, 2005, and volumes transported on the Intermediate Pipelines acquired on July 8, 2005.

(2)	Includes volumes transported on the Crude Pipelines acquired February 29, 2008.

(3)	Includes Rio Grande Pipeline volumes.
The following table sets forth certain operating data for each of our crude oil and petroleum product pipelines. Except as shown below, we own 100% of our pipelines. Throughput is the total average number of barrels per day transported on a pipeline, but does not aggregate barrels moved between different points on the same pipeline. Revenues reflect tariff revenues generated by barrels shipped from an origin to a delivery point on a pipeline. Revenues also include payments made by Alon under capacity lease arrangements on our Orla to El Paso pipeline. Under these arrangements, we provide space on our pipeline for the shipment of up to 17,500 barrels of refined product per day. Alon pays us whether or not it actually ships the full volumes of refined products it is entitled to ship. To the extent Alon does not use its capacity, we are entitled to use it. We calculate the capacity of our pipelines based on the throughput capacity for barrels of gasoline equivalent that may be transported in the existing configuration; in some cases, this includes the use of drag reducing agents.

		Approximate
		Length
Origin and Destination	Diameter (inches)	(miles)	Capacity (bpd)

Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	24,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	215	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	45,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191		(3)
Big Spring, TX to Abilene, TX	6/8	105	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	36	5,300
Woods Cross, UT	10/8	6	70,000
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Crude Pipelines:
Delivers to Holly’s Navajo Refinery	Various	861
Woods Cross, Utah	12	4	40,000
Rio Grande Pipeline Company:
Rio Grande Pipeline(4)	8	249	27,000

(1)	Includes 17,500 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

(2)	The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	We have a 70% joint venture interest in the entity that owns this pipeline that runs from West TX to El Paso, TX. Capacity reflects a 100% interest.
Holly shipped an aggregate of 68% of the petroleum products transported on our refined product pipelines and 100% of the petroleum products transported on our Intermediate Pipelines and Crude Oil pipelines in 2008. These pipelines transported approximately 95% of the light refined products produced by Holly’s Navajo Refinery in 2008.

Artesia, New Mexico to El Paso, Texas
The Artesia to El Paso refined product pipeline is regulated by the FERC. It was constructed in 1959 and consists of 156 miles of 6-inch pipeline. This pipeline is used for the shipment of refined products produced at Holly’s Navajo Refinery to our El Paso terminal, where we deliver to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s tank farm for truck rack loading for local delivery by tanker truck. The refined products shipped on this pipeline represented 14% of the total light refined products produced at Holly’s Navajo Refinery during 2008. Refined products produced at Holly’s Navajo Refinery destined for El Paso are transported on either this pipeline or our Artesia to Orla to El Paso pipeline.
Artesia, New Mexico to Orla, Texas to El Paso, Texas
The Artesia to Orla to El Paso refined product pipeline is a common-carrier pipeline regulated by the FERC and consists of three segments:
•	an 8-inch, 9-mile and a 12-inch, 72-mile segment from Holly’s Navajo Refinery to Orla, Texas;

•	a 12-inch, 126-mile segment from Orla to outside El Paso, Texas; and

•	an 8-inch, 8-mile segment from outside El Paso to our El Paso terminal
There are two shippers on this pipeline, Holly and Alon. In 2008, this pipeline transported to our El Paso terminal 61% of the light refined products produced at Holly’s Navajo Refinery. As mentioned above, refined products destined to the El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.
At Orla, product is received into our tankage from Alon’s Big Spring Refinery via our FinTex Pipeline. These volumes are then sent from Orla to El Paso, either directly from the Artesia to Orla segment or from tankage in Orla.
Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile, 12-inch pipeline from Holly’s Artesia facility to White Lakes Junction, New Mexico that was constructed in 1999, and approximately 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and the Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2017 and has two ten-year extensions at our option. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and west Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America (or its designee). Holly is the only shipper on this pipeline. We currently pay a monthly fee (which is subject to adjustments based on changes in the PPI) of $513,000 to Mid-America to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.
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
Artesia, New Mexico to Roswell, New Mexico
The 36-mile 4-inch diameter Artesia to Roswell refined product pipeline delivers jet fuel only to tanks located at our jet fuel terminal in Roswell. Holly is the only shipper on this pipeline.
Woods Cross, Utah refined product pipelines
The Woods Cross refined products pipelines consist of three pipeline segments. The Woods Cross to Pioneer Terminal segment consists of 2 miles of 8-inch pipeline and is used for product shipments to and through the Pioneer Terminal. The Woods Cross to Pioneer segment represents 2 miles of 10-inch pipeline that is also used for product shipments to and through the Pioneer Terminal. The Woods Cross to Chevron Pipeline’s Salt Lake Products Pipeline segment consists of 4 miles of 8-inch pipeline and is used for product shipments from the Woods Cross Refinery to Chevron’s North Salt Lake pumping station. Holly is the only shipper on these pipelines.
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
Crude Oil Pipelines that deliver to Holly’s Navajo Refinery
The crude oil mainline gathering and mainline pipelines deliver crude oil to Holly’s Navajo Refinery and consists of 850 miles of 4-inch and 6-inch diameter pipeline and 450,000 barrels of crude oil tankage. The crude oil mainline pipelines consists of five pipeline segments that deliver crude oil to the Navajo Lovington facility and eight pipeline segments that deliver crude oil to the Navajo Artesia facility.
The Lovington system crude oil mainlines include five pipeline segments consisting of a 23-mile 12-inch pipeline from Russell to Lovington, a 20-mile 8-inch pipeline from Russell to Hobbs, an 11-mile 6-inch and 8-inch pipeline from Crouch to Lovington, a 20-mile 8-inch pipeline from Hobbs to Lovington and a 6-mile 6-inch pipeline from Gaines to Jobs.
The Artesia system crude oil mainlines include eight pipeline segments consisting of an 11-mile 6-inch pipeline from Beeson to North Artesia, a 7-mile 4-inch and 6-inch pipeline from Barnsdall to North Artesia, a 2-mile 8-inch pipeline from the Barnsdall jumper line to Lovington, a 4-mile 4-inch pipeline from the Artesia Station to North Artesia, a 6-mile 8-inch pipeline from North Artesia to Evans Junction, a 1-mile 6-inch pipeline from Abo to Evans Junction and a 12-mile 8-inch pipeline from Evans Junction to Artesia.

Woods Cross, Utah crude oil pipeline
This 4-mile 12-inch pipeline is used for the shipment of crude oil from Chevron Pipe Line’s North Salt Lake City station to Holly’s Woods Cross Refinery.
Rio Grande Pipeline
We own a 70% interest in Rio Grande, a joint venture that owns a 249-mile, 8-inch common carrier LPG pipeline regulated by the FERC. The other owner of Rio Grande is a subsidiary of BP. The pipeline originates from a connection with an Enterprise pipeline in west Texas at Lawson Junction, which serves as its primary receipt point, although there is an additional receipt point near Midland, Texas. The pipeline terminates at the Mexico border near San Elizario, Texas. The pipeline transports LPGs for ultimate use by Petróleos Mexicanos (PEMEX, the government-owned energy company of Mexico.) Rio Grande does not own any facilities or pipelines in Mexico. The pipeline has a current capacity of approximately 27,000 bpd. This pipeline was originally constructed in the mid 1950’s, was first reconditioned in 1988, and subsequently reconditioned in 1996 and 2003. Approximately 75 miles of this pipeline has been replaced with new pipe, and an additional 50 miles has been recoated.
Currently, only LPG’s are transported on this pipeline. In January 2009, Rio Grande executed a 5-year throughput agreement with PMI Trading Ltd. that provides for the shipment of a minimum average of 16,000 bpd of LPG’s during the term of the agreement. The tariff rates and shipping regulations are regulated by the FERC. In January 2005, Rio Grande appointed us as operator of the pipeline system effective April 1, 2005 through January 31, 2010. As operator, we receive a management fee of $1.3 million per year, adjusted annually for any changes in the PPI.
An officer of HLS is one of the two members of Rio Grande’s management committee.
REFINED PRODUCT TERMINALS, TRUCK RACKS AND REFINERY CRUDE OIL TANKAGE
Refined Product Terminals and Truck Racks
Our refined product terminals receive products from pipelines connected to Holly’s Navajo and Woods Cross Refineries and Alon’s Big Spring Refinery. We then distribute them to Holly and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve Holly’s and Alon’s marketing activities. Terminals play a key role in moving product to the end-user market by providing the following services:
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

The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2008	2007	2006	2005(1)	2004

Refined products terminalled for (bpd):
Holly	109,539	119,910	118,202	120,795	114,991
Third parties	32,737	45,457	43,285	42,334	24,821

Total	142,276	165,367	161,487	163,129	139,812

Total (mbbls)	52,073	60,359	58,943	59,542	51,171

(1)	Includes volumes for the terminals and tank farm acquired from Alon February 28, 2005.
The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

		Number
	Storage Capacity	of	Supply
Terminal Location	(barrels)	Tanks	Source	Mode of Delivery

El Paso, TX	507,000	16	Pipeline/ rail	Truck/Pipeline
Moriarty, NM	189,000	9	Pipeline	Truck
Bloomfield, NM	193,000	7	Pipeline	Truck
Tucson, AZ(1)	176,000	9	Pipeline	Truck
Mountain Home, ID(2)	120,000	3	Pipeline	Pipeline
Boise, ID(3)	111,000	9	Pipeline	Pipeline
Burley, ID(3)	70,000	7	Pipeline	Truck
Spokane, WA	333,000	32	Pipeline/Rail	Truck
Abilene, TX	127,000	5	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Roswell, NM (2)	25,000	1	Pipeline	Truck
Orla tank farm	135,000	5	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline

Total	2,206,000

(1)	The underlying ground at the Tucson terminal is leased.

(2)	Handles only jet fuel.

(3)	We have a 50% ownership interest in these terminals. The capacity and throughput information represents the proportionate share of capacity and throughput attributable to our ownership interest.
El Paso Terminal
We receive light refined products at this terminal from Holly’s Artesia facility through our Artesia to El Paso and Artesia to Orla to El Paso pipelines and by rail that account for approximately 97% of the volumes at this terminal. We also receive product from Alon’s Big Spring Refinery that accounted for 3% of the volumes at this terminal in 2008. Refined products received at this terminal are sold locally via the truck rack or transported to our Tucson terminal and other terminals in Phoenix on Kinder Morgan’s East System pipeline. Competition in this market includes a refinery and terminal owned by Western Refining, Inc., a joint venture pipeline and terminal owned by ConocoPhillips and NuStar Energy, L.P. (“NuStar”) and a terminal connected to the Longhorn Pipeline.
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

Tucson Terminal
We own 100% of the improvements and lease underlying ground at this terminal. The Tucson terminal receives light refined products from Kinder Morgan’s East System pipeline, which transports refined products from Holly’s Artesia facility that it receives at our El Paso terminal. Refined products received at this terminal are sold locally, via the truck rack. Competition in this market includes terminals owned by Kinder Morgan and CalJet.
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
Boise Terminal
We and Sinclair Transportation Company (“Sinclair’) each own a 50% interest in the Boise terminal. Sinclair is the operator of the terminal. The Boise terminal receives light refined products from Holly and Sinclair shipped through Chevron’s pipeline originating in Salt Lake City, Utah. The Woods Cross Refinery, as well as other refineries in the Salt Lake City area, and Pioneer Pipeline Co.’s terminal in Salt Lake City are connected to the Chevron pipeline. All loading of products out of the Boise terminal is conducted at Chevron’s loading rack, which is connected to the Boise terminal by pipeline. Holly and Sinclair are the only customers at this terminal.
Burley Terminal
We and Sinclair each own a 50% interest in the Burley terminal. Sinclair is the operator of the terminal. The Burley terminal receives product from Holly and Sinclair shipped through Chevron’s pipeline originating in Salt Lake City, Utah. Refined products received at this terminal are sold locally, via the truck rack. Holly and Sinclair are the only customers at this terminal.
Spokane Terminal
This terminal is connected to the Woods Cross Refinery via a Chevron common carrier pipeline. The Spokane terminal also is supplied by Chevron and Yellowstone pipelines and by rail and truck. Refined products received at this terminal are sold locally, via the truck rack. We have several major customers at this terminal. Other terminals in the Spokane area include terminals owned by ExxonMobil and ConocoPhillips.
Abilene Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2008. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.
Wichita Falls Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2008. Refined products received at this terminal are sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar’s Southlake Pipeline. Alon is the only customer at this terminal.
Roswell Terminal
This terminal receives jet fuel from Holly’s Navajo Refinery, which accounted for all of its volumes in 2008, for further transport to Cannon Air Force Base and to Albuquerque, New Mexico. We lease this terminal under an agreement that expires in September 2011.
Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon’s Big Spring Refinery that accounted for all of its volumes in 2008. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.

Artesia Facility Truck Rack
The truck rack at Holly’s Artesia facility loads light refined products, produced at the facility, onto tanker trucks for delivery to markets in the surrounding area. Holly is the only customer of this truck rack.
Woods Cross Facility Truck Rack
The truck rack at Holly’s Woods Cross facility loads light refined products produced at Holly’s Woods Cross Refinery onto tanker trucks for delivery to markets in the surrounding area. Holly is the only customer of this truck rack. Holly also makes transfers to a common carrier pipeline at this facility.
Refinery Crude Oil Tankage
Our refinery tankage consists of on-site crude oil tankage at Holly’s Navajo and Woods Cross Refineries. Our refinery tankage derives its revenues from fixed fees charged in providing the Holly’s refining facilities with approximately 600,000 barrels per month of crude storage.
The following table outlines the locations of our refinery crude oil tankage, storage capacity and number of tanks:

	Storage	Number
	Capacity	of
Refinery Location	(barrels)	Tanks

Artesia , NM	166,000	2
Lovington, NM	267,000	2
Woods Cross, UT	180,000	3

Total	613,000

TRUCK FLEET
We have a truck fleet consisting of 7 trucks and 13 trailers that transport crude oil to Holly’s Wood Cross Refinery. Our trucking operations are conducted in Utah only and Holly is our only customer.
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
No matter was submitted to a vote of security holders during the fourth quarter of 2008.

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

			Cash	Trading
Years Ended December 31,	High	Low	Distributions	Volume
2008
Fourth Quarter	$33.46	$14.93	$0.755	3,901,900
Third Quarter	$39.16	$26.01	$0.745	2,537,800
Second Quarter	$47.03	$37.33	$0.735	1,914,000
First Quarter	$44.23	$36.06	$0.725	1,384,400

2007
Fourth Quarter	$48.09	$42.04	$0.715	1,065,300
Third Quarter	$57.24	$43.10	$0.705	1,273,100
Second Quarter	$56.69	$46.55	$0.690	1,231,600
First Quarter	$49.97	$39.50	$0.675	948,900
A distribution for the quarter ended December 31, 2008 of $0.765 per unit is payable on February 13, 2009.
As of February 6, 2009, we had approximately 5,720 common unitholders, including beneficial owners of common units held in street name.
We consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our revolving credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution. The indenture relating to our 6.25% senior notes prohibits us from making cash distributions under certain circumstances.
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
Upon the closing of our initial public offering, Holly received 7,000,000 subordinated units. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period extends until the first day of any quarter beginning after June 30, 2009 that certain tests based on our exceeding minimum quarterly distributions are met. That period is currently expected to end as of July 1, 2009.

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

Item 6. Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K. See “Historical Results of Operations” below for a description of factors affecting the comparability of our financial information for 2004.

					2004
					Combined	Successor	Predecessor
						July 13, 2004	January 1, 2004
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	July 12,
	2008	2007	2006	2005	2004(1)	2004	2004
	(In thousands, except per unit data)
Statement Of Income Data:

Revenue	$118,088	$105,407	$89,194	$80,120	$67,766	$28,182	$39,584
Operating costs and expenses
Operations	41,270	32,911	28,630	25,332	23,641	10,104	13,537
Depreciation and amortization	22,889	14,382	15,330	14,201	7,224	3,241	3,983
General and administrative	6,377	5,043	4,854	4,047	1,860	1,859	1

	70,536	52,336	48,814	43,580	32,725	15,204	17,521

Operating income	47,552	53,071	40,380	36,540	35,041	12,978	22,063

Interest income	159	533	899	649	144	65	79
Interest expense	(21,763)	(13,289)	(13,056)	(9,633)	(697)	(697)	—
Gain on sale of assets	36	298	—	—	—	—	—
Other income	996	—	—	—	—	—	—
Minority interest in Rio Grande Pipeline Company	(1,278)	(1,067)	(680)	(740)	(1,994)	(956)	(1,038)

	(21,850)	(13,525)	(12,837)	(9,724)	(2,547)	(1,588)	(959)

Income before income taxes	25,702	39,546	27,543	26,816	32,494	11,390	21,104

State income tax	(335)	(275)	—	—	—	—	—

Net income	25,367	39,271	27,543	26,816	32,494	11,390	21,104

Less:
Net income attributable to Predecessor	—	—	—	—	21,104	—	21,104
General partner interest in net income, including incentive distributions(2)	3,543	2,932	1,710	721	228	228	—

Limited partners’ interest in net income	$21,824	$36,339	$25,833	$26,095	$11,162	$11,162	$—

Net income per limited partner unit — basic and diluted(2)	$1.34	$2.26	$1.60	$1.70		$0.80

Cash distributions declared per unit applicable to limited partners	$2.96	$2.785	$2.585	$2.225		$0.435

Other Financial Data:
EBITDA (3)	$70,195	$66,684	$55,030	$50,001	$40,271	$15,263	$25,008
Distributable cash flow(4)	$60,365	$51,012	$47,219	$42,451	$38,687	$14,492	$24,195
Cash flows from operating activities	$63,651	$59,056	$45,853	$42,628	$15,867	$15,371	$496
Cash flows from investing activities	$(213,267)	$(9,632)	$(9,107)	$(131,795)	$(2,977)	$(305)	$(2,672)
Cash flows from financing activities	$144,564	$(50,658)	$(45,774)	$90,646	$(480)	$1,770	$(2,250)
Maintenance capital expenditures (5)	$3,133	$1,863	$1,095	$364	$1,197	$305	$892
Expansion capital expenditures	39,170	8,094	8,012	3,519	1,780	—	1,780

Total capital expenditures	$42,303	$9,957	$9,107	$3,883	$2,977	$305	$2,672

Balance Sheet Data (at period end):
Net property, plant and equipment	$290,284	$158,600	$160,484	$162,298	$74,626	$74,626	$95,337
Total assets	$439,688	$238,904	$245,771	$254,775	$103,758	$103,758	$156,373
Long-term debt	$355,793	$181,435	$180,660	$180,737	$25,000	$25,000	$—
Total liabilities	$431,568	$200,348	$198,582	$190,962	$28,998	$28,998	$53,146
Net partners’ equity (deficit) (6)	$(2,098)	$27,816	$36,226	$52,060	$61,528	$61,528	$89,964

(1)	Combined results for the year ended December 31, 2004 is not a calculation based upon U.S. generally accepted accounting principles (“GAAP”), and is presented here to provide investors with additional information for comparing year-over-year information.

(2)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(3)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon GAAP. However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

					2004
					Combined	Successor	Predecessor
						July 13, 2004	January 1, 2004
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	July 12,
	2008	2007	2006	2005	2004	2004	2004
	(In thousands)

Net income	$25,367	$39,271	$27,543	$26,816	$32,494	$11,390	$21,104

Add interest expense	18,479	12,281	12,088	8,848	531	531	—
Add amortization of discount and deferred debt issuance costs	1,002	1,008	968	785	166	166	—
Change in fair value — interest rate swaps	2,282	—	—	—	—	—	—
Subtract interest income	(159)	(533)	(899)	(649)	(144)	(65)	(79)
Add state income tax	335	275	—	—	—	—	—
Add depreciation and amortization	22,889	14,382	15,330	14,201	7,224	3,241	3,983

EBITDA	$70,195	$66,684	$55,030	$50,001	$40,271	$15,263	$25,008

(4)	Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow

					2004
					Combined	Successor	Predecessor
						July 13, 2004	January 1, 2004
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	July 12,
	2008	2007	2006	2005	2004	2004	2004
	(In thousands)

Net income	$25,367	$39,271	$27,543	$26,816	$32,494	$11,390	$21,104

Add amortization of discount and deferred debt issuance costs	1,002	1,008	968	785	166	166	—
Add change in fair value — interest rate swaps	2,282	—	—	—	—	—	—
Add depreciation and amortization	22,889	14,382	15,330	14,201	7,224	3,241	3,983
Add (subtract) increase (decrease) in deferred revenue	11,958	(1,786)	4,473	1,013	—	—	—
Subtract maintenance capital expenditures(5)	(3,133)	(1,863)	(1,095)	(364)	(1,197)	(305)	(892)

Distributable cash flow	$60,365	$51,012	$47,219	$42,451	$38,687	$14,492	$24,195

(5)	Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets in order to maintain the operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, and safety and to address environmental regulations.

(6)	As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004 and the intermediate pipelines purchased from Holly in 2005 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $157.3 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to our partners’ equity.
Historical Results of Operations
Prior to the commencement of HEP operations on July 13, 2004, our historical financial data does not reflect any general and administrative expenses as Holly did not historically allocate any of its general and administrative expenses to its pipelines and terminals. Our historical results of operations prior to July 13, 2004 include costs associated with crude oil and intermediate product pipelines, which were not contributed to our partnership.
NPL constitutes HEP’s predecessor. The transfer of ownership of assets from NPL to HEP on July 13, 2004 represented a reorganization of entities under common control and was recorded at NPL’s historical cost. Accordingly, our historical results of operations include the results of NPL prior to the transfer to HEP.

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
OVERVIEW
HEP is a Delaware limited partnership. We own and operate substantially all of the petroleum product and crude oil pipeline and terminalling assets that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande. Holly currently owns a 46% interest in us.
We operate a system of petroleum product and crude oil pipelines in Texas, New Mexico, Oklahoma and Utah and distribution terminals in Texas, New Mexico, Arizona, Utah, Idaho and Washington. We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million. The Crude Pipelines and Tankage Assets primarily consist of crude oil trunk lines and gathering lines, product and crude oil pipelines and tankage that service Holly’s Navajo and Woods Cross Refineries and a leased jet fuel terminal. Please read “Holly Crude Pipelines and Tankage Transaction” under “Liquidity and Capital Resources” for additional information on this transaction.
Agreements with Holly Corporation and Alon
We serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, terminal and tankage agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
We have an agreement, the Holly PTA, that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019. Our second agreement, the Holly IPA, relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020. Our third agreement, the Holly CPTA, relates to the Crude Pipelines and Tankage Assets acquired from Holly as discussed above and expires in February 2023.
Under these agreements, Holly agreed to transport and store volumes of refined product and crude oil on our pipelines and terminal and tankage facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change equal to the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate equal to the percentage change in the PPI or FERC index, but generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor which is reviewed periodically.
We also have a 15-year pipelines and terminals agreement with Alon expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate.

At December 31, 2008, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$41.2	2019	Minimum revenue commitment
Holly IPA	13.3	2020	Minimum revenue commitment
Holly CPTA	26.8	2023	Minimum revenue commitment
Alon PTA	22.0	2020	Minimum volume commitment
Alon capacity lease	6.8	Various	Capacity lease

Total	$110.1

We depend on our agreements with Holly and Alon for the majority of our revenues. A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, we expect to complete the majority of this project in early 2009.
Under certain provisions of the Omnibus Agreement that we entered into with Holly in July 2004 and expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
Please read “Agreements with Holly” under Item 1, “Business” for additional information on these agreements with Holly and Alon.

RESULTS OF OPERATIONS
The following tables present our operating income, volume information and cash flow summary information for the years ended December 31, 2008, 2007 and 2006.

	Year Ended
	December 31,		Change from
	2008	2007	2007
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$40,446	$36,281	$4,165
Affiliates — intermediate pipelines	11,917	13,731	(1,814)
Affiliates — crude pipelines	22,380	—	22,380

	74,743	50,012	24,731
Third parties — refined product pipelines	28,580	36,271	(7,691)

	103,323	86,283	17,040

Terminals and truck loading racks:
Affiliates	10,297	10,949	(652)
Third parties	4,468	5,427	(959)

	14,765	16,376	(1,611)

Other — affiliates	—	2,748	(2,748)

Total revenues	118,088	105,407	12,681

Operating costs and expenses
Operations	41,270	32,911	8,359
Depreciation and amortization	22,889	14,382	8,507
General and administrative	6,377	5,043	1,334

	70,536	52,336	18,200

Operating income	47,552	53,071	(5,519)

Interest income	159	533	(374)
Interest expense, including amortization	(21,763)	(13,289)	(8,474)
Gain on sale of assets	36	298	(262)
Other income	996	—	996
Minority interest in Rio Grande Pipeline Company	(1,278)	(1,067)	(211)

	(21,850)	(13,525)	(8,325)

Income before income taxes	25,702	39,546	(13,844)

State income tax	(335)	(275)	(60)

Net income	25,367	39,271	(13,904)

Less general partner interest in net income, including incentive distributions (1)	3,543	2,932	611

Limited partners’ interest in net income	$21,824	$36,339	$(14,515)

Net income per unit applicable to limited partners (1)	$1.34	$2.26	$(0.92)

Weighted average limited partners’ units outstanding	16,291	16,108	183

EBITDA(2)	$70,195	$66,684	$3,511

Distributable cash flow (3)	$60,365	$51,012	$9,353

Volumes (bpd)(4)
Pipelines:
Affiliates — refined product pipelines	83,203	77,441	5,762
Affiliates — intermediate pipelines	58,855	65,006	(6,151)
Affiliates — crude pipelines	111,426	—	111,426

	253,484	142,447	111,037
Third parties — refined product pipelines	38,330	62,720	(24,390)

	291,814	205,167	86,647

Terminals and truck loading racks:
Affiliates	109,539	119,910	(10,371)
Third parties	32,737	45,457	(12,720)

	142,276	165,367	(23,091)

Total for pipelines and terminal assets (bpd)	434,090	370,534	63,556

	Year Ended
	December 31,		Change from
	2007	2006	2006
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$36,281	$31,723	$4,558
Affiliates — intermediate pipelines	13,731	10,733	2,998

	50,012	42,456	7,556
Third parties — refined product pipelines	36,271	31,685	4,586

	86,283	74,141	12,142

Terminals and truck loading racks:
Affiliates	10,949	10,422	527
Third parties	5,427	4,631	796

	16,376	15,053	1,323
Other — affiliates	2,748	—	2,748

Total revenues	105,407	89,194	16,213

Operating costs and expenses
Operations	32,911	28,630	4,281
Depreciation and amortization	14,382	15,330	(948)
General and administrative	5,043	4,854	189

	52,336	48,814	3,522

Operating income	53,071	40,380	12,691

Interest income	533	899	(366)
Interest expense, including amortization	(13,289)	(13,056)	(233)
Gain on sale of assets	298	—	298
Minority interest in Rio Grande Pipeline Company	(1,067)	(680)	(387)

	(13,525)	(12,837)	(688)

Income before income taxes	39,546	27,543	12,003

State income tax	(275)	—	(275)

Net income	39,271	27,543	11,728

Less general partner interest in net income, including incentive distributions (1)	2,932	1,710	1,222

Limited partners’ interest in net income	$36,339	$25,833	$10,506

Net income per unit applicable to limited partners (1)	$2.26	$1.60	$0.66

Weighted average limited partners’ units outstanding	16,108	16,108	—

EBITDA(2)	$66,684	$55,030	$11,654

Distributable cash flow (3)	$51,012	$47,219	$3,793

Volumes (bpd)

Pipelines:
Affiliates — refined product pipelines	77,441	69,271	8,170
Affiliates — intermediate pipelines	65,006	57,658	7,348

	142,447	126,929	15,518
Third parties — refined product pipelines	62,720	62,655	65

	205,167	189,584	15,583

Terminals and truck loading racks:
Affiliates	119,910	118,202	1,708
Third parties	45,457	43,285	2,172

	165,367	161,487	3,880

Total for pipelines and terminal assets (bpd)	370,534	351,071	19,463

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes any incentive distributions declared in the period. The net income applicable to the limited partners is divided by the weighted average limited partner units outstanding in computing the net income per unit applicable to limited partners.

(2)	EBITDA is calculated as net income plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon GAAP. However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Select Financial Data”.
(3)	Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. See our calculation of distributable cash flow under Item 6, “Select Financial Data”.
(4)	The amounts reported for the year ended December 31, 2008 include volumes transported on the crude pipelines for the period from March 1, 2008 through December 31, 2008 only. Volumes shipped during the months of March through December 2008 averaged 133.3 thousand barrels per day (“mbpd”). For the year ended December 31, 2008, crude pipeline volumes are based on volumes for the months of March through December, averaged over the 366 days in 2008. Under the Holly CPTA, fees are based on volumes transported on each pipeline component comprising the crude pipeline system (the crude oil gathering pipelines and the crude oil trunk lines). Accordingly, volumes transported on the crude pipelines represent the sum of volumes transported on both pipeline components. In cases where volumes are transported over both components of the crude pipeline system, such volumes are reflected twice in the total crude oil pipeline volumes.
Results of Operations — Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Summary
Net income for the year ended December 31, 2008 was $25.4 million, a $13.9 million decrease compared to the year ended December 31, 2007. This decrease in overall earnings was due principally to the effects of limited production at Alon’s Big Spring Refinery resulting from an explosion and fire in February, a decrease in previously deferred revenue realized and an increase in operating costs and expenses and interest expense. These factors were partially offset by revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, the effect of the annual tariff rate increases and an increase in affiliate refined product shipments. Revenues of $15.7 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the year ended December 31, 2008. Such deferred revenue will be recognized in 2009 either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
On February 18, 2008, Alon experienced an explosion and fire at its Big Spring refinery that resulted in the shutdown of production. In early April, Alon reopened its Big Spring refinery and resumed production at about one-half of refining capacity until production was restored in late September and later increased to full capacity during the fourth quarter. Lost production and reduced operations attributable to this incident resulted in a decrease in third party shipments on our refined product pipelines during the first nine months of 2008. Under our pipelines and terminals agreement with Alon, Alon has committed to a level of product shipments that generally results in a minimum level of annual revenue. If Alon does not meet their minimum commitments, we bill them quarterly an amount related to such shortfalls. Although these shortfall billings are required to be recorded as deferred revenues, such shortfall billings are included in our distributable cash flow as they occur.
Revenues
Total revenues for the year ended December 31, 2008 were $118.1 million, a $12.7 million increase compared to the year ended December 31, 2007. This increase was due principally to revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, an increase in affiliate refined product shipments and the effect of annual tariff rate increases. These increases were partially offset by a decrease in third party shipments, a decrease in shipments on our intermediate pipeline system and a net decrease in previously deferred revenue realized. Also affecting our revenue comparison was 2007 third quarter revenue of $2.7 million related to our sale of inventory of accumulated overages of refined products at our terminals. There was no comparable revenue for the year ended December 31, 2008.
Revenues from our refined product pipelines were $69.0 million, a decrease of $3.5 million compared to the year ended December 31, 2007. This decrease was due to a decline in third party shipments as a result of reduced production and downtime following an explosion at Alon’s Big Spring refinery during the first quarter and a $0.5 million decrease in previously deferred revenue realized. These decreases were partially offset by an increase in affiliate shipments and the effect of the annual tariff rate increase on refined product shipments. Overall shipments on our refined product pipeline system decreased to an average of 121.5 mbpd compared to 140.2 mbpd for the same period last year.
Revenues from our intermediate pipelines were $11.9 million, a decrease of $1.8 million compared to the year ended December 31, 2007. This decrease was due to the effects of downtime at Holly’s Navajo Refinery during the second quarter of 2008 and a $1.2 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff rate increase on intermediate pipeline shipments. Shipments on our intermediate product pipeline system decreased to an average of 58.9 mbpd compared to 65.0 mbpd for the same period last year.
Revenues from our crude pipelines were $22.4 million; shipments for the months of March through December 2008 averaged 133.3 mbpd.
Revenues from terminal, tankage and truck loading rack fees were $14.8 million, a decrease of $1.6 million compared to the year ended December 31, 2007. This decrease is due principally to the effects of downtime at Alon’s Big Spring Refinery during the first nine months of 2008 and downtime at Holly’s Navajo Refinery during the second quarter of 2008. Refined products terminalled in our facilities decreased to an average of 142.3 mbpd compared to 165.4 mbpd for the same period last year.
Other revenues for the year ended December 31, 2007 consisted of $2.7 million related to the sale of inventory of accumulated terminal overages of refined product to Holly. There was no comparable revenue for the year ended December 31, 2008.
Operations Expense
Operations expense for the year ended December 31, 2008 increased by $8.4 million compared to the year ended December 31, 2007. This increase in expense was due principally to the operations of our crude pipelines commencing March 1, 2008 and increased pipeline maintenance and payroll costs.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2008 increased by $8.5 million compared to the year ended December 31, 2007, due principally to depreciation and amortization attributable to our newly acquired crude pipelines, tankage assets and related transportation agreement.

General and Administrative
General and administrative costs for the year ended December 31, 2008 increased by $1.3 million compared to the year ended December 31, 2007, due principally to an increase professional fees and equity based compensation expense.
Interest Expense
Interest expense for the year ended December 31, 2008 totaled $21.8 million, an increase of $8.5 million compared to the year ended December 31, 2007. This increase is due principally to interest attributable to advances from our revolving credit agreement that were used to finance the purchase of the Crude Pipelines and Tankage Assets in the first quarter as well as capital projects. Additionally, interest expense for the year ended December 31, 2008 includes $2.3 million in non-cash interest expense as a result of the application of fair value accounting to two of our interest rate swap agreements. For the year ended December 31, 2008, our aggregate effective interest rate was 5.6% compared to 7.2% for 2007.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $1.3 for the year ended December 31, 2008 compared to $1.1 million for the year ended December 31, 2007.
State Income Tax
We recorded state income taxes of $0.3 million for each of the years ended December 31, 2008 and 2007 that are solely attributable to the Texas margin tax.
Results of Operations — Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Summary
Net income for the year ended December 31, 2007 was $39.3 million, an $11.8 million increase compared to the year ended December 31, 2006. The increase in overall earnings was due principally to an increase in volumes transported on our pipeline systems, the effect of the annual tariff rate increases on product shipments, the realization of certain previously deferred revenue and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly, partially offset by an increase in our operating costs and expenses. Revenues of $3.7 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the year ended December 31, 2007. Such deferred revenue was recognized in 2008 either as payment for shipments in excess of guaranteed levels or when shipping rights expired unused after a twelve-month period.
Revenues
Total revenues for the year ended December 31, 2007 were $105.4, a $16.2 million increase compared to the year ended December 31, 2006. This increase was due principally to an increase in volumes transported on our pipeline systems, the effect of annual tariff rate increases, an increase in previously deferred revenue realized and revenue related to the sale of inventory of accumulated terminal overages of refined product to Holly.
The increase in volumes transported on our pipeline systems for the year ended December 31, 2007 compared to 2006 was due principally to significant downtime at all of the refineries served by our product distribution network in the second quarter of 2006. Refiners were generally required to start producing ultra low sulfur diesel fuel (“ULSD”) by June 2006. To meet this requirement, many refiners, including Holly’s Navajo Refinery and Alon’s Big Spring Refinery, required downtime at their refineries so that ULSD-associated projects could be brought on line. Additionally, Holly completed an expansion of the

Navajo Refinery during this period of downtime, which resulted in increased refinery production and has contributed to increased volume shipments on our pipeline systems.
Revenues from our refined product pipelines were $72.6 million, an increase of $9.2 million compared to the year ended December 31, 2006. This increase in refined product pipeline revenue was due principally to an increase in volumes shipped on our refined product pipelines, the effect of the annual tariff rate increase on refined product shipments and the realization of $3.1 million of previously deferred revenue. Overall shipments on our refined product pipeline system increased to an average of 140.2 mbpd compared to 131.9 mbpd for the year ended December 31, 2006.
Revenues from our intermediate pipelines were $13.7 million, an increase of $3.0 million compared to the year ended December 31, 2006. This increase was due principally to an increase in volumes shipped on our intermediate pipelines, the effect of the annual tariff rate increase on intermediate pipeline shipments and a $1.4 million increase in previously deferred revenue realized. Shipments on our intermediate product pipeline system increased to an average of 65.0 mbpd compared to 57.7 mbpd for the year ended December 31, 2006.
Revenues from terminal and truck loading rack service fees were $16.4 million, an increase of $1.3 million compared to the year ended December 31, 2006. This increase was due principally to an increase in refined products terminalled in our facilities. Refined products terminalled in our facilities increased to an average of 165.4 mbpd compared to 161.5 mbpd for the year ended December 31, 2006.
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
Operations Expense
Operations expense for the year ended December 31, 2007 increased $4.3 million compared to the year ended December 31, 2006. This increase in expense was due principally to higher throughput volumes, an increase in pipeline and terminal maintenance expense and an increase in the cost of employees who perform services for us, including the addition of two new senior level executives.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2007 decreased by $0.9 million compared to the year ended December 31, 2006, due principally to a reduction in amortization expense, as a transportation agreement became fully amortized in April 2007.
General and Administrative
General and administrative costs for the year ended December 31, 2007 increased by $0.2 million compared to the year ended December 31, 2006, due principally to an increase in equity-based incentive compensation expense.
Interest Expense
Interest expense for the year ended December 31, 2007 totaled $13.3 million, an increase of $0.2 million from $13.1 million for the year ended December 31, 2006. For the year ended December 31, 2007, our aggregate effective interest rate was 7.2% compared to 7.1% for 2006.
Minority Interest in Earnings of Rio Grande
The minority interest related to the 30% of Rio Grande that we do not own reduced our income by $1.1 for the year ended December 31, 2007 compared to $0.7 million for the year ended December 31, 2006.

State Income Tax
Effective January 1, 2007, the Texas margin tax applied to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. As a result, we recorded $0.3 million in state income tax for the year ended December 31, 2007 that is solely attributable to the Texas margin tax. There was no comparable state income tax for the year ended December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In February 2008, we amended our $100.0 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100.0 million to $300.0 million, which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. As of December 31, 2008, we had $200.0 million outstanding under the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. During the year ended December 31, 2008, we received net advances totaling $29.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
Our senior notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25% (the “Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers.
We renewed our “shelf” registration statement in 2008, under which we may offer from time to time up to $1.0 billion of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. With the current conditions in the credit and equity markets, there may be limits on our ability to issue new debt or equity securities. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. As a result, our ability to fund certain of our planned capital expenditures and other business opportunities may be limited.
In February, May, August and November 2008, we paid regular quarterly cash distributions of $0.725, $0.735, $0.745 and $0.755, respectively, on all units, an aggregate amount of $52.4 million. Included in these distributions was an aggregate of $3.1 million paid to the general partner as incentive distributions, as the quarterly distributions per unit exceeded the target distribution amount of $0.55.
Cash and cash equivalents decreased by $5.1 million during the year ended December 31, 2008. The cash flows used for investing activities of $213.3 million, exceeded cash flows provided by operating and financing activities of $63.7 million and $144.6, respectively. Working capital decreased by $43.3 million due principally to $29.0 million in interim financing of capital projects.

Cash Flows — Operating Activities
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Cash flows from operating activities increased by $4.6 million from $59.1 million for the year ended December 31, 2007 to $63.7 million for the year ended December 31, 2008. This increase is due principally to $20.8 million in additional cash collections from our major customers, resulting principally from increased revenues and shortfall billings, partially offset by miscellaneous year-over-year changes in collections and payments.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Certain of these shippers then have the right to recapture these amounts if future volumes exceed minimum levels. For the year ended December 31, 2008, we received cash payments of $14.3 million related to shortfall billings under these commitments. We billed $3.8 million during the year ended December 31, 2007 related to shortfalls that occurred in this period that expired without recapture and was recognized as revenue during the year ended December 31, 2008. Another $1.8 million is included in our accounts receivable at December 31, 2008 related to shortfalls that occurred in the fourth quarter of 2008.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Cash flows from operating activities increased by $13.2 million from $45.9 million for the year ended December 31, 2006 to $59.1 million for the year ended December 31, 2007. This increase is due principally to $14.8 million in additional cash collections from our major customers, resulting principally from increased revenues and shortfall billings, partially offset by miscellaneous year-over-year changes in collections and payments.
For the year ended December 31, 2007, we received cash payments of $4.6 million related to shortfall billings. We billed $5.5 million during the year ended December 31, 2006 related to shortfalls that occurred in this period that expired without recapture and was recognized as revenue in the year ended December 31, 2007. Another $0.4 million is included in our accounts receivable at December 31, 2007 related to shortfalls that occurred in the fourth quarter of 2007.
Cash Flows — Investing Activities
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Cash flows used for investing activities increased by $203.7 million from $9.6 million for the year ended December 31, 2007 to $213.3 million for the year ended December 31, 2008. In connection with our purchase of the Crude Pipelines and Tankage Assets on February 29, 2008, we paid cash consideration to Holly of $171.0 million. Additions to properties and equipment for the year ended December 31, 2008 was $42.3 million, an increase of $32.3 million from $10.0 million for the year ended December 31, 2007.
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
Cash Flows — Financing Activities
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Cash flows provided by financing activities increased by $195.3 million from $50.7 million used for financing activities for the year ended December 31, 2007 to $144.6 million provided by financing activities for the ended December 31, 2008. During the year ended December 31, 2008, we received net advances of $200.0 million under the Credit Agreement of which $171.0 million was used to finance the cash portion of the consideration paid to acquire the Crude Pipelines and Tankage Assets on February 29, 2008. During the year ended December 31, 2008, we paid cash distributions on all units and the general partner interest in the aggregate amount of $52.4 million, an increase of $4.4 million from $48.0 million for the year ended December 31, 2007. Cash distributions paid to the minority interest owner in Rio Grande was $1.8 million for the year ended December 31, 2008, an increase of $0.6 million from $1.3 million for the year ended December 31, 2007. Cash paid for the purchase of our common units for restricted grants was $0.8 million for the year ended December 31, 2008, a decrease of $0.3 million from $1.1 million for the year ended December 31, 2007. Also for the year ended December 31, 2008, we paid $0.7 million in deferred financing costs that were attributable to the amendment to our Credit Agreement.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Cash flows used for financing activities increased by $4.9 million from $45.8 million for the year ended December 31, 2006 to $50.7 million for the ended December 31, 2007. During the year ended December 31, 2007, we paid cash distributions on all units and the general partner interest in the aggregate amount of $48.0 million, an increase of $4.3 million from $43.7 million for the year ended December 31, 2006. Cash distributions paid to the minority interest owner in Rio Grande was $1.3 million for the year ended December 31, 2007, a decrease of $0.2 million from $1.5 million for the year ended December 31, 2006. Cash paid for the purchase of our common units for restricted grants was $1.1 million for the year ended December 31, 2007, an increase of $0.5 million from $0.6 million for the year ended December 31, 2006. Also for the year ended December 31, 2007, we paid $0.3 million in deferred financing costs that were attributable to the amendment to our Credit Agreement.
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
Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated to a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2009 capital budget is comprised of $3.7 million for maintenance capital expenditures and $2.2 million for expansion capital expenditures. Additionally, capital expenditures planned in 2009 include approximately $43.0 million for capital projects approved in prior years, most of which relate to the expansion of the South System and the joint venture with Plains All American Pipeline, L.P. discussed below.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our South System between Artesia, New Mexico and El Paso, Texas. The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. We expect to complete the majority of this project in early 2009.
In November 2007, we executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in March 2009 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28.0 million, including a $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.
On January 31, 2008, we entered into an option agreement with Holly, granting us an option to purchase all of Holly’s equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Holly owns 75% of the equity interests in the UNEV Pipeline. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. On July 17, 2008, Holly announced the purchase of Musket Corporation’s Cedar City, Utah terminal and rail facilities that will serve as part of the UNEV Pipeline’s Cedar City Terminal. Holly’s UNEV project is in the final stage of the Bureau of Land Management permit process. Since it is anticipated that the permit to proceed will now be received during the second quarter of 2009, Holly is currently evaluating whether to maintain the current completion schedule for UNEV of early 2010 or whether from a commercial perspective, it would be better to delay completion until the fall of 2010.
Holly is currently working on a project to deliver additional crude oils to its Navajo Refinery, including a 70-mile pipeline from Centurion Pipeline L.P.’s Slaughter Station in west Texas to Lovington, New Mexico, and a 65-mile pipeline from Lovington to Artesia, New Mexico. Under provisions of the Omnibus Agreement with Holly we will have an option to purchase Holly’s investment in the project at a purchase price to be negotiated with Holly. The projects will increase the pipeline capacity between Lovington and Artesia by 40,000 bpd. The cost of the projects is expected to be $90.0 million and construction is currently expected to be completed and the projects to become fully operational in the fourth quarter of 2009.
We are currently working on a capital improvement project that will provide increased flexibility and capacity to our Intermediate Pipelines enabling us to accommodate increased volumes following Holly’s Navajo Refinery capacity expansion. This project is expected to be completed in mid 2009 at an estimated cost of $5.1 million.
Also, we are currently converting an existing 12-mile crude oil pipeline to a natural gas pipeline at an estimated cost of $1.9 million scheduled for completion in early 2009.
We expect that our currently planned expenditures for maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline, SLC Pipeline, South System expansion and Holly crude oil projects described above will be funded with existing cash balances, cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300.0 million senior secured revolving credit agreement maturing August 2011, or a combination thereof. With the current conditions in the credit and equity markets there may be limits on our ability to issue new debt or equity securities. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline and Holly’s crude oil project. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HEP’s board of directors decide not to proceed with either of these opportunities.
Credit Agreement
In February 2008, we amended our $100.0 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100.0 million to $300.0 million, which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of December 31, 2008 and December 31, 2007, we had $200.0 million and zero, respectively, outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the year ended December 31, 2008, we received net advances totaling $29.0 million under the Credit Agreement that were used as interim financing for capital expenditures.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of December 31, 2008, we did not have any working capital borrowings.
Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in HEP, are not significant.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At December 31, 2008, we are subject to a 0.30% commitment fee on the $100.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Additionally, the Credit Agreement contains certain provisions whereby the lenders may accelerate payment of outstanding debt under certain circumstances.
Senior Notes Due 2015
Our Senior Notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25%. The Senior Notes are unsecured and impose certain restrictive covenants which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in HEP, are not significant.

The carrying amounts of our long-term debt are as follows:

	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$200,000	$—

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,344)	(2,724)
Fair value hedge — interest rate swap	—	(841)
Unamortized premium — dedesignated fair value hedge	2,137	—

	184,793	181,435

Total debt	384,793	181,435
Less short-term borrowings under credit agreement	29,000	—

Total long-term debt	$355,793	$181,435

Our interest rate swap contracts are discussed under “Risk Management.”
The following table presents our long-term contractual obligations as of December 31, 2008.
•	Our long-term debt consists of the $185.0 million principal balance of our Senior Notes and $171.0 millon of outstanding principal under our Credit Agreement that we have classified as long-term debt.

•	The pipeline operating lease amounts below reflect the exercise of the first of three 10-year extensions, expiring in 2017, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico. However, these amounts exclude the second and third 10-year lease extensions, which based on the current outlook, are likely to be exercised.

•	Most of our right of way agreements are renewable on an annual basis, and the right of way lease payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2008. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right of way expenses in addition to the payments listed below.

•	In consideration for Holly’s assistance in obtaining our joint venture opportunity in the SLC Pipeline discussed under “Capital Requirements”, we will pay Holly a $2.5 million finder’s fee upon the closing of our investment in the joint venture with Plains.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)
Long-term debt — principal	$356,000	$—	$—	$171,000	$185,000
Long-term debt — interest	75,157	11,563	23,125	23,125	17,344
Pipeline operating lease	52,343	6,158	12,316	12,316	21,553
Right of way leases	2,130	206	393	329	1,202
Other	23,049	5,221	5,178	4,600	8,050

Total	$508,679	$23,148	$41,012	$211,370	$233,149

Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2008, 2007 and 2006.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 4.3% annually over the past 5 calendar years. With respect to our 15-

year transportation agreement with Alon, recent data indicates that the annual PPI adjustment may result in a minor tariff rate decrease.
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
We will recognize shortfall billings as revenue prior to the expiration of the contractual term period to provide services only when we determine with a high likelihood that we will not be required to provide services within the allowed period. We determine this when, based on current and projected shipping levels, our pipeline systems will not have the necessary capacity to enable a customer to exceed its minimum volume levels to such a degree as to utilize the shortfall credit within its respective contractual shortfall make-up period or the customer acknowledges that its anticipated shipment levels will not permit it to utilize such a shortfall credit within the respective contractual make-up period. To date, we have not recognized any shortfall billings as revenue prior to the expiration of the contractual term period.
Long-Lived Assets
We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets require subjective assumptions with regard to future operating results, and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the years ended December 31, 2008, 2007 and 2006.
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
Recent Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We will adopt this standard effective January 1, 2009. Upon adoption of this standard, our minority interest balance will be reclassified as a component of “Partners’ equity” in our consolidated balance sheets. At December 31, 2008, our minority interest balance was $10.2 million.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133. This standard amends and expands the disclosure requirements of SFAS 133 to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact including effect on cash flows associated with derivative activity. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”
In March 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLP’s”). This standard provides guidance in the application of the two-class method in computing earnings per unit to reflect an MLP’s contractual obligation to make distributions to the general partner, limited partners, and incentive distribution rights holder. EITF No. 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”
In June 2006, the FASB issued FSP No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under FASB No. 128, Earnings per Share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
As of December 31, 2008, we have three interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2008. The maturity date of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge to its fair value on a quarterly basis with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 3.36% as of December 31, 2008. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
In October 2008, we entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60.0 million of our hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60.0 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with a corresponding entry to interest expense. For the year ended December 31, 2008, we recognized $2.3 million in interest expense attributable to fair value adjustments to our interest rate swaps.
Prior to the execution of our Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60.0 million in outstanding principal under the Senior Notes. This hedge met the requirements to assume no ineffectiveness and was accounted for using the “shortcut” method of accounting whereby offsetting fair value adjustments to the underlying swap were made to the carrying value of the Senior Notes, effectively adjusting the carrying value this $60.0 million to its fair value. We dedesignated this hedge in October 2008. At this time, the carrying balance of our Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.

We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on our interest rate swaps is as follows:

	Balance Sheet		Location of
Interest Rate Swaps	Location	Fair Value	Offsetting Balance	Offsetting Amount
			(In thousands)
Asset
Fixed-to-variable interest rate swap — $60 million of 6.25% Senior Notes	Other assets	$4,079	Long-term debt	$(2,195)
			Interest expense	$(1,884)

		$4,079		$(4,079)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(12,967)	Accumulated other comprehensive income	$12,967
Variable-to-fixed interest rate swap — $60 million	Other long-term liabilities	(4,166)	Interest expense	4,166

		$(17,133)		$17,133

The market risk inherent in our fixed-rate debt and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At December 31, 2008, we had an outstanding principal balance on our 6.25% Senior Notes of $185.0 million. By means of our interest rate swap contracts, we have effectively converted the 6.25% fixed rate on $60.0 million of the Senior Notes to a fixed rate of 4.75%. A change in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. At December 31, 2008, the fair value of our Senior Notes was $124.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at December 31, 2008 would result in a change of approximately $7.8 million in the fair value of the debt.
At December 31, 2008, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2008 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. That report appears on page 62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited Holly Energy Partners, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, our report dated February 13, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2008 and 2007, and the related consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 13, 2009

Holly Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$5,269	$10,321
Accounts receivable:
Trade	5,082	6,611
Affiliates	9,395	5,700

	14,477	12,311

Prepaid and other current assets	593	546

Total current assets	20,339	23,178

Properties and equipment, net	290,284	158,600
Transportation agreements, net	122,383	54,273
Other assets	6,682	2,853

Total assets	$439,688	$238,904

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,816	$3,011
Accounts payable — affiliates	2,202	6,021
Accrued interest	2,845	2,996
Deferred revenue	15,658	3,700
Accrued property taxes	1,145	1,177
Other current liabilities	1,505	827
Short-term borrowings under credit agreement	29,000	—

Total current liabilities	58,171	17,732

Commitments and contingencies	—	—
Long-term debt	355,793	181,435
Other long-term liabilities	17,604	1,181
Minority interest	10,218	10,740

Partners’ equity (deficit):
Common unitholders (8,390,000 and 8,170,000 units issued and outstanding at December 31, 2008 and 2007, respectively)	169,126	172,807
Subordinated unitholders (7,000,000 units issued and outstanding at December 31, 2008 and 2007)	(85,059)	(73,725)
Class B subordinated unitholders (937,500 units issued and outstanding at December 31, 2008 and 2007)	21,455	22,973
General partner interest (2% interest)	(94,653)	(94,239)
Accumulated other comprehensive loss	(12,967)	—

Total partners’ equity (deficit)	(2,098)	27,816

Total liabilities and partners’ equity (deficit)	$439,688	$238,904

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per unit data)
Revenues:
Affiliates	$85,040	$63,709	$52,878
Third parties	33,048	41,698	36,316

	118,088	105,407	89,194

Operating costs and expenses:
Operations	41,270	32,911	28,630
Depreciation and amortization	22,889	14,382	15,330
General and administrative	6,377	5,043	4,854

	70,536	52,336	48,814

Operating income	47,552	53,071	40,380

Other income (expense):
Interest income	159	533	899
Interest expense	(21,763)	(13,289)	(13,056)
Gain on sale of assets	36	298	—
Other Income	996	—	—
Minority interest in Rio Grande Pipeline Company	(1,278)	(1,067)	(680)

	(21,850)	(13,525)	(12,837)

Income before income taxes	25,702	39,546	27,543

State income tax	(335)	(275)	—

Net income	25,367	39,271	27,543

Less general partner interest in net income	3,543	2,932	1,710

Limited partners’ interest in net income	$21,824	$36,339	$25,833

Net income per limited partners’ unit — basic and diluted	$1.34	$2.26	$1.60

Weighted average limited partners’ units outstanding	16,291	16,108	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$25,367	$39,271	$27,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,889	14,382	15,330
Change in fair value — interest rate swaps	2,282	—	—
Minority interest in Rio Grande Pipeline Company	1,278	1,067	680
Amortization of restricted and performance units	1,688	1,375	927
Gain on sale of assets	(36)	(298)	—
(Increase) decrease in current assets:
Accounts receivable	1,529	728	(4,263)
Accounts receivable — affiliates	(3,695)	16	(637)
Prepaid and other current assets	(47)	666	115
Increase (decrease) in current liabilities:
Accounts payable	2,805	(770)	761
Accounts payable — affiliates	(3,819)	3,823	764
Accrued interest	(151)	55	49
Deferred revenue	11,958	(1,786)	4,473
Accrued property taxes	(32)	309	(144)
Other current liabilities	678	(271)	(215)
Other, net	957	489	470

Net cash provided by operating activities	63,651	59,056	45,853

Cash flows from investing activities
Additions to properties and equipment	(42,303)	(9,957)	(9,107)
Acquisition of crude pipelines and tankage assets	(171,000)	—	—
Proceeds from sale of assets	36	325	—

Net cash used for investing activities	(213,267)	(9,632)	(9,107)

Cash flows from financing activities
Net borrowings under credit agreement	200,000	—	—
Proceeds from issuance of common units	104	—	—
Contribution from general partner	186	—	—
Distributions to partners	(52,426)	(47,974)	(43,670)
Distributions to minority interest	(1,800)	(1,290)	(1,470)
Purchase of units for restricted grants	(795)	(1,082)	(634)
Deferred financing costs	(705)	(296)	—
Other	—	(16)	—

Net cash provided by (used for) financing activities	144,564	(50,658)	(45,774)

Cash and cash equivalents
Decrease for the year	(5,052)	(1,234)	(9,028)
Beginning of year	10,321	11,555	20,583

End of year	$5,269	$10,321	$11,555

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Partners’ Equity (Deficit)

					Accumulated
			Class B	General	Other
	Common	Subordinated	Subordinated	Partner	Comprehensive
	Units	Units	Units	Interest	Loss	Total
	(In thousands)

Balance December 31, 2005	$184,568	$(63,153)	$24,388	$(93,743)	$—	$52,060

Distributions to partners	(21,120)	(18,095)	(2,423)	(2,032)	—	(43,670)
Purchase of units for restricted grants	(634)	—	—	—	—	(634)
Amortization of restricted units	927	—	—	—	—	927
Net income	13,103	11,226	1,504	1,710	—	27,543

Balance December 31, 2006	176,844	(70,022)	23,469	(94,065)	—	36,226

Distributions to partners	(22,762)	(19,495)	(2,611)	(3,106)	—	(47,974)
Purchase of units for restricted grants	(1,082)	—	—	—	—	(1,082)
Amortization of restricted and performance units	1,375	—	—	—	—	1,375
Net income	18,432	15,792	2,115	2,932	—	39,271

Balance December 31, 2007	172,807	(73,725)	22,973	(94,239)	—	27,816

Distributions to partners	(24,788)	(20,720)	(2,775)	(4,143)	—	(52,426)
Purchase of units for restricted grants	(795)	—	—	—	—	(795)
Amortization of restricted and performance units	1,688	—	—	—	—	1,688
Issuance of common units	9,104	—	—	—	—	9,104
Cost of issuing common units	(71)	—	—	—	—	(71)
Capital contribution	—	—	—	186	—	186
Comprehensive income:
Net income	11,181	9,386	1,257	3,543	—	25,367
Change in fair value — cash flow hedge	—	—	—	—	(12,967)	(12,967)

Comprehensive income	11,181	9,386	1,257	3,543	(12,967)	12,400

Balance December 31, 2008	$169,126	$(85,059)	$21,455	$(94,653)	$(12,967)	$(2,098)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 46% owned by Holly Corporation (“Holly”). We commenced operations on July 13, 2004 upon the completion of our initial public offering. In these consolidated financial statements, the words “we”, “our”, “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum product and crude oil pipelines, tankage and terminal facilities.
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. We own and operate the two parallel intermediate feedstock pipelines (the “Intermediate Pipelines”), which connect the New Mexico refining facilities. Our operations serving the Navajo Refinery include refined product pipelines that serve as part of the refinery’s product distribution network. We also own and operate crude oil pipelines and on-site crude oil tankage that supply and support the refinery. Our terminal operations serving the Holly’s Navajo Refinery include a truck rack at the Navajo Refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
Another of Holly’s wholly-owned subsidiaries owns a refinery located near Salt Lake City, Utah (the “Woods Cross Refinery”). Our operations serving the Woods Cross Refinery include crude oil and refined product pipelines, crude oil tankage and a truck rack at the refinery, a refined product terminal in Spokane, Washington and a 50% non-operating interest in product terminals in Boise and Burley, Idaho.
See Note 2 for information on the crude pipelines and tankage assets acquired from Holly on February 29, 2008 (the “Crude Pipelines and Tankage Assets”).
We also own and operate refined products pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
Additionally, we own a refined product terminal in Mountain Home, Idaho, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquid petroleum gases to northern Mexico.
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries and Rio Grande. All significant inter-company transactions and balances have been eliminated. The pipeline and terminal assets that were contributed to us from Holly concurrently with the completion of our initial public offering in 2004, as well as the intermediate pipeline assets that were purchased from Holly in July 2005 were accounted for as transactions among entities under common control. Accordingly, these assets were recorded on our balance sheets at Holly’s book basis instead of our purchase price or fair value.
If the assets transferred to us upon our initial public offering in 2004 and the intermediate pipelines purchased from Holly in 2005 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $157.3 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to our partners’ equity.

Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Properties and Equipment
Properties and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets; primarily 10 to 16 years for terminal facilities, 23 to 33 years for pipelines and 3 to 10 years for corporate and other assets. Maintenance, repairs and major replacements are generally expensed as incurred. Costs of replacements constituting improvement are capitalized.
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
We have asset retirement obligations with respect to certain of our assets due to legal obligations to clean and/or dispose of various component parts at the time they are retired. At December 31, 2008, an asset retirement obligation of $0.4 million is included in “Other long-term liabilities” in our consolidated balance sheets.

Fair Value Measurements
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” on January 1, 2008 for financial instruments that we recognize at fair value on a recurring basis.
This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. It also establishes a fair value hierarchy that categorizes inputs used in fair value measurements into three broad levels. Under this hierarchy, quoted prices in active markets for identical assets or liabilities are considered the most reliable evidence of fair value and are given the highest priority level (level 1). Quoted market prices for similar assets and liabilities in an active market, quoted prices for identical assets or liabilities in an inactive market and calculation techniques utilizing observable market inputs are given a lower priority level (Level 2). Unobservable inputs are considered the least reliable and are given the lowest priority level (level 3).
We have interest rate swaps that we measure at fair value on a recurring basis using level 2 inputs. Our interest rate swap fair value measurements are based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreements. Our measurements are computed using the forward LIBOR yield curve, a market-based observable input, at our respective measurement dates. See Note 6 for additional information on our interest rate swaps.
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
We recognize shortfall billings as revenue prior to the expiration of the contractual term period to provide services only when we determine with a high likelihood that we will not be required to provide services within the allowed period. We determine this when based on current and projected shipping levels, that our pipeline systems will not have the necessary capacity to enable a customer to exceed its minimum volume levels to such a degree as to utilize the shortfall credit within its respective contractual shortfall make up period or the customer acknowledges that its anticipated shipment levels will not permit it to utilize such a shortfall credit within the respective contractual make up period. To date, we have not recognized any shortfall billings as revenue prior to the expiration of the contractual term period.
Additional pipeline transportation revenues result from an operating lease to a third party of an interest in the capacity of one of our pipelines.
Taxes billed and collected from our pipeline and terminal customers are recorded on a net basis with no effect on net income.
Environmental Costs
Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Environmental costs recoverable through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. At December 31, 2008, we had an accrual of $0.2 million related to environmental remediation obligations.

State Income Tax
Effective January 1, 2007, the Texas margin tax applied to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax.
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
Recent Accounting Pronouncements
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. It also establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We will adopt this standard effective January 1, 2009. Upon adoption of this standard, our minority interest balance will be reclassified as a component of “Partners’ equity” in our consolidated balance sheets. At December 31, 2008, our minority interest balance was $10.2 million.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133. This standard amends and expands the disclosure requirements of SFAS 133 to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact including effect on cash flows associated with derivative activity. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods with in those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.

EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”
In March 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships (“MLP’s”). This standard provides guidance in the application of the two-class method in computing earnings per unit to reflect an MLP’s contractual obligation to make distributions to the general partner, limited partners, and incentive distribution rights holder. EITF No. 07-04 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”
In June 2006, the FASB issued FSP No. 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under SFAS No. 128, Earnings per Share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt this standard effective January 1, 2009. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations and cash flows.
Note 2: Holly Crude Pipelines and Tankage Transaction
On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico, a leased jet fuel terminal in Roswell, New Mexico and crude oil and product pipelines that support Holly’s Woods Cross Refinery. The consideration paid consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. We financed the $171.0 million cash portion of the consideration through borrowings under our senior secured revolving credit agreement expiring August 2011.
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with Holly. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that at the agreed rates will result in minimum annual payments to us of $26.8 million. These minimum annual payments or revenue will be adjusted each year at a rate equal to the percentage change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under the agreement, the tariff rates will generally be increased annually by the percentage change in the Federal Energy Regulatory Commission (“FERC”) Oil Pipeline Index. The FERC index is the change in the PPI plus a FERC adjustment factor which is reviewed periodically. Additionally, Holly amended our omnibus agreement (the “Omnibus Agreement”) to provide $7.5 million of indemnification for a period of up to fifteen years for environmental noncompliance and remediation liabilities associated with the Crude Pipelines and Tankage Assets that occurred or existed prior to our acquisition.
The $180.0 million purchase price and $0.3 million of related transaction costs was allocated to the underlying Crude Pipelines and Tankage Assets based on values derived under both market and cost valuation approaches. Under the market approach, certain values were obtained based on an analysis of sales data for similar assets in the market, adjusted for certain factors. Under the cost approach, the replacement cost of certain assets, adjusted for factors including age and physical wear, served as the basis for value. As a result, we recorded property and equipment of $106.1 million. Additionally we recorded an intangible asset of $74.2 million representing the value of the Holly CPTA. This value was derived under an income approach based on the agreement’s expected contribution to our future earnings. This intangible asset is included in “Transportation agreements, net” in our consolidated balance sheets.

Note 3: Properties and Equipment

	December 31,
	2008	2007
	(In thousands)

Pipelines and terminals	$308,056	$196,800
Land and right of way	24,991	22,825
Other	11,498	5,706
Construction in progress	38,589	9,103

	383,134	234,434
Less accumulated depreciation	92,850	75,834

	$290,284	$158,600

During the year ended December 31, 2008 we capitalized $1.0 million in interest related to major construction projects. We did not capitalize any interest prior to 2008.
Depreciation expense was $16.7 million, $11.8 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 4: Transportation Agreements
Our transportation agreements consist of the following:
•	The Alon transportation agreement represents a portion of the total purchase price of the Alon assets that was allocated based on an estimated fair value derived under an income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.

•	The Holly crude pipelines and tankage agreement represents a portion of the total purchase price of the Crude Pipelines and Tankage Assets that was allocated using a fair value based on the agreement’s expected contribution to our future earnings under an income approach. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.
The carrying amounts of the transportation agreements are as follows:

	December 31,
	2008	2007
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	—

	134,164	59,933
Less accumulated amortization	11,781	5,660

	$122,383	$54,273

We have two additional 15-year transportation agreements with Holly. One of the agreements relates to the pipelines and terminals contributed to us from Holly at the time of our initial public offering in 2004 (the “Holly PTA”). The second agreement relates to the Intermediate Pipelines acquired from Holly in 2005 (the “Holly IPA”). Our basis in the assets acquired under these transfers reflect Holly’s historical cost and do not reflect a step-up in basis to fair value. Therefore, these agreements have a recorded value of zero.

Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C. (“HLS”), a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with the Omnibus Agreement.
These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs for the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $1.3 million and $1.4 million, respectively. These amounts include retirement costs of $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On December 31, 2008, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $1.9 million, $1.3 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At December 31, 2008, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 226,268 had not yet been granted.
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
A summary of restricted unit activity and changes during the year ended December 31, 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2008 (not vested)	44,711	$44.77
Granted	27,088	38.43
Forfeited	(740)	49.74
Vesting and transfer of full ownership to recipients	(17,554)	45.42

Outstanding at December 31, 2008 (not vested)	53,505	$41.28	1.2 years	$1,142

There were 17,554 restricted units having a fair value of $0.4 million that were vested and transferred to recipients of our restricted unit grants during the year ended December 31, 2008. The total intrinsic value of restricted units that were vested and transferred during the year ended December 31, 2007 was $0.6 million. There were no restricted units vested or transferred prior to 2007. As of December 31, 2008, there was $0.6 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.
In 2008, we paid $0.8 million for the purchase of 21,459 of our common units in the open market for the recipients of all 2008 restricted unit grants.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable upon meeting the performance criteria over a service period, and generally vest over a period of three years. Our initial performance grant of 1,514 units in 2005 vested in the first quarter of 2008. Payment was based upon our unit price and upon our total unitholder return during the requisite period as compared to the total unitholder return of a selected peer group of partnerships. The amount payable under all other performance unit grants is based upon the growth in distributions per limited partner unit during the requisite period. As of December 31, 2008, estimated share payouts for outstanding nonvested performance unit awards ranged from 125% to 150%.
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
A summary of performance unit activity and changes during the year ended December 31, 2008 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2008 (not vested)	24,148
Vesting and payment of units to recipients	(1,514)
Granted	14,337
Forfeited	—

Outstanding at December 31, 2008 (not vested)	36,971

There were 1,514 performance units having a fair value of $0.1 million that were vested and transferred to recipients during the year ended December 31, 2008. There were no payments or units issued for performance units vesting during the years ended December 31, 2007 and 2006. Based on the weighted average fair value at December 31, 2008 of $42.10, there was $0.8 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 6: Debt
Credit Agreement
In February 2008, we amended our $100.0 million senior secured revolving credit agreement expiring in August 2011 to increase the size from $100.0 million to $300.0 million (the “Credit Agreement”), which we used to finance the $171.0 million cash portion of the consideration paid for the Crude Pipelines and Tankage Assets acquired from Holly. Union Bank of California, N.A. is one of the lenders and serves as administrative agent under this agreement. As of December 31, 2008, we had $200.0 million outstanding under the Credit Agreement.
The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. Advances under the Credit Agreement that are either designated for working capital or have been used as interim financing to fund capital expenditures are classified as short-term liabilities. Other advances under the Credit Agreement are classified as long-term liabilities. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the year ended December 31, 2008, we received net advances totaling $29.0 million under the Credit Agreement that were used as interim financing for capital expenditures.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in HEP, are not significant.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of December 31, 2008, we did not have any working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At December 31, 2008, we are subject to a 0.30% commitment fee on the $100.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Additionally, the Credit Agreement contains certain provisions whereby the lenders may accelerate payment of outstanding debt under certain circumstances.
Senior Notes Due 2015
Our Senior Notes maturing March 1, 2015 are registered with the U.S. Securities and Exchange Commission (“SEC”) and bear interest at 6.25% (“Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in HEP, are not significant.

The carrying amounts of our long-term debt are as follows:

	December 31,
	2008	2007
	(In thousands)
Credit Agreement	$200,000	$—

Senior Notes Principal	185,000	185,000
Unamortized discount	(2,344)	(2,724)
Fair value hedge — interest rate swap	—	(841)
Unamortized premium — dedesignated fair value hedge	2,137	—

	184,793	181,435

Total debt	384,793	181,435
Less net short-term borrowings under credit agreement	29,000	—

Total long-term debt	$355,793	$181,435

Interest Rate Risk Management
As of December 31, 2008, we have three interest rate swap contracts.
We entered into an interest rate swap to hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2008. The maturity date of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge to its fair value on a quarterly basis with a corresponding offset to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2008, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 3.36% as of December 31, 2008. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
In October 2008, we entered into an additional interest rate swap contract, effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60.0 million of our hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60.0 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with a corresponding entry to interest expense. For the year ended December 31, 2008, we recognized $2.3 million in interest expense attributable to fair value adjustments to our interest rate swaps.

Prior to the execution of our Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60.0 million in outstanding principal under the Senior Notes. This hedge met the requirements to assume no ineffectiveness and was accounted for using the “shortcut” method of accounting whereby offsetting fair value adjustments to the underlying swap were made to the carrying value of the Senior Notes, effectively adjusting the carrying value this $60.0 million to its fair value. We dedesignated this hedge in October 2008. At this time, the carrying balance of our Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on our interest rate swaps is as follows:

	Balance Sheet		Location of
Interest Rate Swaps	Location	Fair Value	Offsetting Balance	Offsetting Amount
			(In thousands)
Asset
Fixed-to-variable interest rate swap — $60 million of 6.25% Senior Notes	Other assets	$4,079	Long-term debt	$(2,195)
			Interest expense	(1,884)

		$4,079		$(4,079)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(12,967)	Accumulated other comprehensive income	$12,967
Variable-to-fixed interest rate swap — $60 million	Other long-term liabilities	(4,166)	Interest expense	4,166

		$(17,133)		$17,133

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Interest on outstanding debt:
Senior Notes, net of interest on interest rate swaps	$10,454	$11,867	$11,588
Credit Agreement, net of interest on interest rate swaps	8,705	—	—
Net change in fair value of interest rate swaps	2,282	—	—
Amortization of discount and deferred issuance costs	1,002	1,008	968
Commitment fees	327	414	500

Total interest incurred	22,770	13,289	13,056
Less capitalized interest	1,007	—	—

Net interest expense	$21,763	$13,289	$13,056

Cash paid for interest (1)	$12,464	$12,316	$11,912

(1)	Net of cash received under our interest rate swap agreements of $3.8 million for each of the years ended December 31, 2008, 2007 and 2006.
The estimated fair value of our Senior Notes was $124.0 million at December 31, 2008.
Note 7: Commitments and Contingencies
We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The right of way agreements have various termination dates through 2053.

As of December 31, 2008, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year Ending
December 31,	$000’s
2009	$6,364
2010	6,363
2011	6,346
2012	6,324
2013	6,321
Thereafter	22,755

Total	$54,473

Rental expense charged to operations was $6.6 million, $6.1 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Note 8: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP Plc (“BP”). The major concentration of our petroleum products pipeline system’s revenues is derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Years Ended December 31,
	2008	2007	2006
Holly	72%	60%	59%
Alon	16%	27%	28%
BP	8%	9%	9%
Note 9: Related Party Transactions
Holly and Alon Agreements
As of December 31, 2008, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, terminal and tankage agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
We have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019 (the “Holly PTA”). Our second agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (the “Holly IPA”). And third, we have the Holly CPTA that relates to the Crude Pipelines and Tankage Assets acquired from Holly and expires on February 29, 2023.
Under the Holly PTA, Holly IPA and Holly CPTA, Holly agreed to transport and store volumes of refined product and crude oil on our pipelines and terminal and tankage facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change equal to the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate equal to the percentage change in the PPI or FERC index, but generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor which is reviewed periodically. Following our July 1, 2008 PPI rate adjustments, these agreements will result in minimum payments to us of $81.3 million for the twelve months ended June 30, 2009.

We also have a 15-year pipelines and terminals agreement with Alon (the “Alon PTA”), expiring in 2020, under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2008 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2009 is $22.0 million.
If Holly or Alon fail to meet their minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. With the exception of the Holly CPTA, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our refined products pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona and making related modifications. The cost of this project is estimated to be $48.3 million. Currently, we expect to complete the majority of this project in early 2009.
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and that expires in 2019, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us. Effective March 1, 2008, the annual fee was increased from $2.1 million to $2.3 million to cover additional general and administrative services attributable to the operations of our Crude Pipelines and Tankage Assets. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
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
•	Pipeline, terminal and tankage revenues received from Holly were $85.0 million, $61.0 million and $52.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include revenues received under the Holly PTA, Holly IPA and Holly CPTA.

•	Other revenues received from Holly for the year ended December 31, 2007 were $2.7 million related to our sale of inventory of accumulated terminal overages of refined product. These overages arose from net product gains at our terminals from the beginning of 2005 through the third quarter of 2007. In the fourth quarter of 2007, we amended our pipelines and terminals agreement with Holly to provide that, on a go-forward basis, such terminal overages of refined product belong to Holly.

•	Holly charged general and administrative services under the Omnibus Agreement of $2.2 million for the year ended December 31, 2008 and $2.0 million for each of the years ended December 31, 2007 and 2006.

•	We reimbursed Holly for costs of employees supporting our operations of $13.1 million, $8.5 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Holly reimbursed us $0.3 million and $0.2 million for certain costs paid on their behalf for the years ended December 31, 2007 and 2006, respectively.

•	We distributed $25.6 million, $22.8 million and $20.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.

•	Our accounts receivable from Holly was $9.4 million and $5.7 million at December 31, 2008 and 2007, respectively.

•	Our accounts payable to Holly were $2.2 million and $6.0 million at December 31, 2008 and 2007, respectively.

•	Holly failed to meet its minimum volume commitment for each of the fourteen quarters since inception of the Holly IPA. Through December 31, 2008, we have charged Holly $7.0 million for these shortfalls of which $0.5 million and zero is included in affiliate accounts receivable at December 31, 2008 and 2007, respectively.

•	Our revenues for the years ended December 31, 2008 and 2007 included shortfalls billed under the Holly IPA of $1.2 million in 2007 and $2.4 million in 2006, respectively, as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters in 2008 and 2007. Deferred revenue in the consolidated balance sheets at December 31, 2008 and 2007, includes $2.4 million and $1.1 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $2.4 million deferred at December 31, 2008.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	Pipeline and terminal revenues received from Alon were $11.6 million, $21.8 million and $18.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $7.0 million, $7.1 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•	We distributed $2.8 million, $2.6 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, to Alon for distributions on its Class B subordinated units.

•	Included in our accounts receivable — trade were $2.5 million and $3.5 million at December 31, 2008 and 2007, respectively, which represented receivable balances from Alon.

•	Our revenues for the year ended December 31, 2008 included $2.6 million of shortfalls billed under the Alon PTA in 2007 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at December 31, 2008 and 2007 includes $13.3 million and $2.6 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $13.3 million deferred at December 31, 2008.
BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•	BP’s agreement to ship on the Rio Grande pipeline expired on March 31, 2008. Rio Grande is currently serving multiple shippers on the pipeline. We recorded revenues from BP of $9.3 million, $9.2 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Rio Grande paid distributions to BP of $1.8 million, $1.3 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Included in our accounts receivable — trade at December 31, 2008 and 2007 were $2.5 million and $1.5 million, respectively, which represented the receivable balance of Rio Grande from BP.

Note 10: Partners’ Equity, Allocations and Cash Distributions
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
Under our registration statement filed with the SEC using a “shelf” registration process, we may offer from time to time up to $1.0 billion of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
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

	2008	2007	2006
	(in thousands, except per unit data)

General partner interest	$1,045	$915	$850
General partner incentive distribution	3,098	2,191	1,182

Total general partner distribution	4,143	3,106	2,032
Limited partner distribution	48,283	44,868	41,638

Total regular quarterly cash distribution	$52,426	$47,974	$43,670

Cash distribution per unit applicable to limited partners	$2.96	$2.785	$2.585

On January 27, 2009, we announced a cash distribution for the fourth quarter of 2008 of $0.765 per unit. The distribution is payable on all common, subordinated, and general partner units on February 13, 2009 to all unitholders of record on February 5, 2009. The aggregate amount of the distribution is $13.8 million, including $1.0 million to the general partner as an incentive distribution.
As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004 and the intermediate pipelines purchased from Holly in 2005 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $157.3 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to our partners’ equity.
Note 11: Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
		(In thousands, except per unit data)
Year ended December 31, 2008
Revenues	$27,276	$26,775	$29,511	$34,526	$118,088
Operating income	$11,950	$9,369	$10,998	$15,235	$47,552
Net income	$7,798	$3,815	$6,621	$7,133	$25,367
Limited partners’ interest in net income	$6,977	$3,015	$5,716	$6,116	$21,824
Net income per limited partner unit — basic and diluted	$0.43	$0.18	$0.35	$0.38	$1.34
Distributions declared per limited partner unit	$0.725	$0.735	$0.745	$0.755	$2.96

	First	Second	Third	Fourth	Total
		(In thousands, except per unit data)
Year ended December 31, 2007
Revenues	$23,872	$27,131	$27,213	$27,191	$105,407
Operating income	$10,796	$14,450	$14,274	$13,551	$53,071
Net income	$7,434	$11,006	$10,690	$10,141	$39,271
Limited partners’ interest in net income	$6,854	$10,280	$9,896	$9,309	$36,339
Net income per limited partner unit — basic and diluted	$0.43	$0.64	$0.61	$0.58	$2.26
Distributions declared per limited partner unit	$0.675	$0.690	$0.705	$0.715	$2.785
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,706	$1,561	$—	$5,269
Accounts receivable	—	13,332	1,145	—	14,477
Intercompany accounts receivable (payable)	(197,828)	197,979	(151)	—	—
Prepaid and other current assets	176	417	—	—	593

Total current assets	(197,650)	215,434	2,555	—	20,339

Properties and equipment, net	—	257,886	32,398	—	290,284
Investment in subsidiaries	378,481	23,842	—	(402,323)	—
Transportation agreements, net	—	122,383	—	—	122,383
Other assets	5,300	1,382	—	—	6,682

Total assets	$186,131	$620,927	$34,953	$(402,323)	$439,688

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,357	$661	$—	$8,018
Accrued interest	(27,778)	30,623	—	—	2,845
Deferred revenue	—	15,658	—	—	15,658
Accrued property taxes	—	1,015	130	—	1,145
Other current liabilities	31,214	(29,811)	102	—	1,505
Short-term borrowings under credit agreement	—	29,000	—	—	29,000

Total current liabilities	3,436	53,842	893	—	58,171

Long-term debt	184,793	171,000	—	—	355,793
Other long-term liabilities	—	17,604	—	—	17,604
Minority interest	—	—	—	10,218	10,218
Partners’ equity (deficit)	(2,098)	378,481	34,060	(412,541)	(2,098)

Total liabilities and partners’ equity (deficit)	$186,131	$620,927	$34,953	$(402,323)	$439,688

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$8,060	$2,259	$—	$10,321
Accounts receivable	—	10,820	1,491	—	12,311
Intercompany accounts receivable (payable)	(141,175)	141,553	(378)	—	—
Prepaid and other current assets	183	363	—	—	546

Total current assets	(140,990)	160,796	3,372	—	23,178

Properties and equipment, net	—	125,383	33,217	—	158,600
Investment in subsidiaries	353,235	25,059	—	(378,294)	—
Transportation agreements, net	—	54,273	—	—	54,273
Other assets	1,302	1,551	—	—	2,853

Total assets	$213,547	$367,062	$36,589	$(378,294)	$238,904

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$8,499	$533	$—	$9,032
Accrued interest	(2,932)	5,928	—	—	2,996
Deferred revenue	—	3,700	—	—	3,700
Accrued property taxes	—	1,021	156	—	1,177
Other current liabilities	6,387	(5,661)	101	—	827

Total current liabilities	3,455	13,487	790	—	17,732

Long-term debt	181,435	—	—	—	181,435
Other long-term liabilities	841	340	—	—	1,181
Minority interest	—	—	—	10,740	10,740
Partners’ equity	27,816	353,235	35,799	(389,034)	27,816

Total liabilities and partners’ equity	$213,547	$367,062	$36,589	$(378,294)	$238,904

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$85,040	$—	$—	$85,040
Third parties	—	25,077	9,266	(1,295)	33,048

	—	110,117	9,266	(1,295)	118,088

Operating costs and expenses:
Operations	—	38,936	3,629	(1,295)	41,270
Depreciation and amortization	—	21,529	1,360	—	22,889
General and administrative	3,819	2,561	(3)	—	6,377

	3,819	63,026	4,986	(1,295)	70,536

Operating income (loss)	(3,819)	47,091	4,280	—	47,552

Equity in earnings of subsidiaries	38,215	2,983	—	(41,198)	—
Interest income (expense)	(9,029)	(12,621)	46	—	(21,604)
Gain on sale of assets	—	1,032	—	—	1,032
Minority interest	—	—	—	(1,278)	(1,278)

	29,186	(8,606)	46	(42,476)	(21,850)

Income before income taxes	25,367	38,485	4,326	(42,476)	25,702

State income tax	—	(270)	(65)	—	(335)

Net income	$25,367	$38,215	$4,261	$(42,476)	$25,367

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$63,709	$—	$—	$63,709
Third parties	—	33,720	9,217	(1,239)	41,698

	—	97,429	9,217	(1,239)	105,407

Operating costs and expenses:
Operations	—	30,523	3,627	(1,239)	32,911
Depreciation and amortization	—	12,520	1,862	—	14,382
General and administrative	2,730	2,135	178	—	5,043

	2,730	45,178	5,667	(1,239)	52,336

Operating income (loss)	(2,730)	52,251	3,550	—	53,071

Equity in earnings of subsidiaries	54,362	2,487	—	(56,849)	—
Interest income (expense)	(12,361)	(474)	79	—	(12,756)
Gain on sale of assets	—	298	—	—	298
Minority interest	—	—	—	(1,067)	(1,067)

	42,001	2,311	79	(57,916)	(13,525)

Income before income taxes	39,271	54,562	3,629	(57,916)	39,546

State income tax	—	(200)	(75)	—	(275)

Net income	$39,271	$54,362	$3,554	$(57,916)	$39,271

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$52,878	$—	$—	$52,878
Third parties	—	29,119	8,400	(1,203)	36,316

	—	81,997	8,400	(1,203)	89,194

Operating costs and expenses:
Operations	—	27,009	2,824	(1,203)	28,630
Depreciation and amortization	—	11,933	3,397	—	15,330
General and administrative	2,794	2,055	5	—	4,854

	2,794	40,997	6,226	(1,203)	48,814

Operating income (loss)	(2,794)	41,000	2,174	—	40,380

Equity in earnings of subsidiaries	42,456	1,588	—	(44,044)	—
Interest expense	(12,119)	(132)	94	—	(12,157)
Minority interest	—	—	—	(680)	(680)

Net income	$27,543	$42,456	$2,268	$(44,724)	$27,543

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$44,035	$17,973	$5,843	$(4,200)	$63,651

Cash flows from investing activities
Additions to properties and equipment	—	(41,762)	(541)	—	(42,303)
Acquisition of crude pipelines and tankage assets	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(212,726)	(541)	—	(213,267)

Cash flows from financing activities
Net borrowings under credit agreement	9,000	191,000	—	—	200,000
Proceeds from issuance of common units	—	104	—	—	104
Contribution from general partner	186	—	—	—	186
Distributions to partners	(52,426)	—	(6,000)	6,000	(52,426)
Cash distributions to minority interest	—	—	—	(1,800)	(1,800)
Purchase of units for restricted unit grants	(795)	—	—	—	(795)
Deferred financing costs	—	(705)	—	—	(705)

	(44,035)	190,399	(6,000)	4,200	144,564

Cash and cash equivalents
Decrease for the year	—	(4,354)	(698)	—	(5,052)
Beginning of year	2	8,060	2,259	—	10,321

End of year	$2	$3,706	$1,561	$—	$5,269

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$49,056	$6,784	$6,226	$(3,010)	$59,056

Cash flows from investing activities
Additions to properties and equipment	—	(8,556)	(1,401)	—	(9,957)
Proceeds from sale of assets	—	325	—	—	325

	—	(8,231)	(1,401)	—	(9,632)

Cash flows from financing activities
Distributions to partners	(47,974)	—	(4,300)	4,300	(47,974)
Cash distributions to minority interest	—	—	—	(1,290)	(1,290)
Purchase of units for restricted unit grants	(1,082)	—	—	—	(1,082)
Deferred financing costs	—	(296)	—	—	(296)
Other	—	(16)	—	—	(16)

	(49,056)	(312)	(4,300)	3,010	(50,658)

Cash and cash equivalents
Increase (decrease) for the year	—	(1,759)	525	—	(1,234)
Beginning of year	2	9,819	1,734	—	11,555

End of year	$2	$8,060	$2,259	$—	$10,321

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2006	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$44,304	$930	$4,049	$(3,430)	$45,853

Cash flows from investing activities — additions to properties and equipment	—	(8,881)	(226)	—	(9,107)

Cash flows from financing activities
Distributions to partners	(43,670)	—	(4,900)	4,900	(43,670)
Cash distributions to minority interest	—	—	—	(1,470)	(1,470)
Purchase of units for restricted unit grants	(634)	—	—	—	(634)

	(44,304)	—	(4,900)	3,430	(45,774)

Cash and cash equivalents
Decrease for the year	—	(7,951)	(1,077)	—	(9,028)
Beginning of year	2	17,770	2,811	—	20,583

End of year	$2	$9,819	$1,734	$—	$11,555

Note 13: Proposed Joint Venture
In November 2007, we executed a definitive agreement with Plains to acquire a 25% joint venture interest in a new 95-mile intrastate pipeline system now under construction by Plains for the shipment of up to 120,000 bpd of crude oil into the Salt Lake City area. Under the agreement, the SLC Pipeline will be owned by a joint venture company that will be owned 75% by Plains and 25% by us. We expect to purchase our 25% interest in the joint venture in March 2009 when the SLC Pipeline is expected to become fully operational. The SLC Pipeline will allow various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil from Wyoming and Utah that is currently flowing on Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline is expected to be $28.0 million, including the $2.5 million finder’s fee that is payable to Holly upon the closing of our investment in the SLC Pipeline.

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
Item 9B. Other Information
There have been no events that occurred in the fourth quarter of 2008 that would need to be reported on Form 8-K that have not been previously reported.

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
Three members of the board of directors of HLS serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of HLS or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the New York Stock Exchange and the Exchange Act to serve on the audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have an audit committee of three independent directors that reviews our external financial reporting, selects our independent registered public accounting firm, and reviews procedures for internal auditing and the adequacy of our internal accounting controls. We also have a compensation committee consisting of the three independent directors, which oversees compensation decisions for certain officers of HLS whose time is fully committed to us and a portion of the long-term incentive compensation of other officers who only devote part of their time to the matters of HEP and who receive long-term incentive compensation with respect to their services. The compensation committee also oversees the compensation plans described below. In addition, we have an executive committee of the board consisting of one independent director and two directors employed by Holly.
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
The board of directors of HLS held twelve meetings during 2008, with the audit committee, conflicts committee and compensation committee holding seven, seven and ten meetings, respectively. During 2008, each director attended at least 75% of the total number of meetings of the board. With the exception of two directors who each was absent from one board meeting, all board members attended each board meeting in 2008. All committee members attended each committee meeting for the committees on which they serve.
We are managed and operated by the directors and officers of HLS on behalf of our general partner. Most of our operational personnel are employees of HLS.
Mr. Clifton spends approximately 25% of his time overseeing the management of our business and affairs. Messrs. Blair and Cunningham spend all of their time in the management of our business. The rest of our officers devote approximately one-quarter of their time to us. Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.
The following table shows information for the current directors and executive officers of HLS.

Name	Age	Position with HLS
Matthew P. Clifton	57	Chairman of the Board and Chief Executive Officer[1]
David G. Blair	50	Senior Vice President
Bruce R. Shaw	41	Senior Vice President and Chief Financial Officer
Mark T. Cunningham	49	Vice President, Operations
Denise C. McWatters	49	Vice President, General Counsel and Secretary
P. Dean Ridenour	67	Director
Charles M. Darling, IV	60	Director2 3 4
William J. Gray	68	Director
Jerry W. Pinkerton	68	Director1 2 3 4
William P. Stengel	60	Director1 2 3 4

[1]	Member of the Executive Committee

[2]	Member of the Conflicts Committee

[3]	Member of the Audit Committee

[4]	Member of the Compensation Committee
Matthew P. Clifton was elected Chairman of our Board, and Chief Executive Officer in March 2004. He has been employed by Holly for over twenty years. Mr. Clifton served as Holly’s Vice President of Economics, Engineering and Legal Affairs from 1988 to 1991, Senior Vice President of Holly from 1991 to 1995, President of Navajo Pipeline Company, a wholly owned subsidiary of Holly, since its inception in 1981, President of Holly from 1995 to 2005 and has served as Chief Executive Officer of Holly since January 1, 2006. Mr. Clifton has also served as a director of Holly since 1995.
David G. Blair was elected Senior Vice President in January 2007. He has been employed by Holly for over 27 years. Mr. Blair served as Holly’s Vice President responsible for Holly Asphalt Company from February 2005 to December 2006. Mr. Blair was General Manager of the NK Asphalt Partnership between Koch Materials Company and Navajo Refining Company from July 2000 to February 2005. Mr. Blair was named Vice President, Marketing, Asphalt & Specialty Products in October 1994. Mr. Blair served in various positions within Holly in crude oil supply, wholesale product marketing, and supply and trading from 1981 to 1991.
Bruce R. Shaw was elected to the position of Senior Vice President, Chief Financial Officer in January 2008. Mr. Shaw served on our Board of Directors from April 2007 to April 2008 and as Vice President, Special Projects for Holly from September 2007 to December 2007. Prior to September 2007, Mr. Shaw briefly left Holly in June 2007 and served as President of Standard Supply and Distributing Company, Inc. and Bartos Industries, Ltd., two companies that are affiliated with each other in the heating, ventilation, and air conditioning industry. Mr. Shaw previously served Holly in various positions including Vice President of Corporate Development from February 2006 to May 2007, Vice President of Crude Purchasing and Corporate Development from February 2005 to February 2006, Vice President of Corporate Development from March 2004 to February 2005, Vice President of Marketing and Corporate Development from November 2003 to March 2004, Vice President of Corporate Development from October 2001 to November 2003 and Director of Corporate Development from June 1997 to January 2000. Mr. Shaw also served as Vice President, Corporate Development for HLS from August 2004 to January 2007.
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
Denise C. McWatters was promoted to Vice President, General Counsel and Secretary of Holly Logistic Services, LLC and Holly Corporation effective May 12, 2008. She joined Holly in October 2007 as Deputy General Counsel with more than 20 years of legal experience. Ms. McWatters served as the General Counsel of The Beck Group from May 2005 through October 2007. Prior to joining Beck, Ms. McWatters was a shareholder in the predecessor to Locke Lord Bissell & Liddell LLP, served as Counsel in the legal department at Citigroup, N.A. and was a shareholder in Cox Smith Matthews Incorporated.
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
William J. Gray was elected to our Board of Directors in April 2008. Mr. Gray is a private consultant and served as a director of Holly Corporation from September 1996 until May 2008. He has also served as a governmental affairs consultant for Holly Corporation since January 2003 and as a consultant to Holly from October 1999 through September 2001. Until October 1999, Mr. Gray was Senior Vice President, Marketing and Supply of Holly Corporation. In November 2006, Mr. Gray was elected to the New Mexico House of Representatives.
Jerry W. Pinkerton was elected to our Board of Directors in July 2004. Since December 2003, Mr. Pinkerton has been retired. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp and from August 1997 to December 2000, Mr. Pinkerton served as Controller of TXU and its U.S. subsidiaries. From August 1988 until its merger with TXU in August 1997, Mr. Pinkerton served as the Vice President and Chief Accounting Officer of ENSERCH Corporation. Prior to joining ENSERCH, Mr. Pinkerton was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner. Mr. Pinkerton also sits on the board of directors of Animal Health International, Inc. where he serves as chairman of its audit committee.
William P. Stengel was elected to our Board of Directors in July 2004. Mr. Stengel has been retired since May 2003. From 1997 to May 2003, Mr. Stengel served as Managing Director of the global energy and mining group at Citigroup/Citibank, N.A. From 1973 to 1997, Mr. Stengel served in various other capacities with Citigroup/Citibank, N.A.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2008, except for two Form 4’s filed on January 9, 2008. These Form 4’s related to sales of HEP common units held by David G. Blair and Stephen J. McDonnell to satisfy tax withholding obligations with respect to the vesting of certain restricted units on January 1, 2008.
Audit Committee
HLS’s audit committee is composed of three directors who are not officers or employees of HEP or any of its subsidiaries or Holly Corporation or any of its subsidiaries. The board of directors of HLS has adopted a written charter for the audit committee. The board of directors of HLS has determined that a member of the audit committee, namely Jerry W. Pinkerton, is an audit committee financial expert (as defined by the SEC) and has designated Mr. Pinkerton as the audit committee financial expert. As indicated above, the board of directors of HLS has determined that Mr. Pinkerton meets the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange and under the Exchange Act.
The audit committee selects our independent registered public accounting firm and reviews the professional services they provide. It reviews the scope of the audit performed by the independent registered public accounting firm, the audit report issued by the independent auditor, HEP’s annual and quarterly financial statements, any material comments contained in the auditor’s letters to management, HEP’s internal accounting controls and such other matters relating to accounting, auditing and financial reporting as it deems appropriate. In addition, the audit committee reviews the type and extent of any non-audit work to be performed by the independent registered public accounting firm and its compatibility with their continued objectivity and independence.
Report of the Audit Committee for the Year Ended December 31, 2008
Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s internal controls and the financial reporting process. The audit committee selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the Partnership for the year ended December 31, 2008. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon as well as to issue a report on the effectiveness of Holly Energy Partners, L.P.’s internal control over financial reporting. The audit committee monitors and oversees these processes.
The audit committee has reviewed and discussed Holly Energy Partners, L.P.’s audited consolidated financial statements with management and Ernst & Young LLP. The audit committee has discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 114, “The Auditor’s Communication With Those Charged With Governance.” The audit committee has received the written disclosures and the letter from Ernst & Young LLP pursuant to Rule 3526 of the Public Company Accounting Oversight Board, “Communication With Audit Committees Governing Independence,” and has discussed with Ernst & Young LLP that firm’s independence.
The board of directors of our general partner, upon recommendation by the audit committee, has adopted an audit committee charter, which is available on our website at www.hollyenergy.com. The charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All fees for audit, audit-related and tax services as well as all other fees presented under Item 14 “Principal Accountant Fees and Services” were approved by the audit committee in accordance with the charter.
Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Holly Energy Partners, L.P. be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
New York Stock Exchange Certification
In 2008, Mr. Clifton, as the Company’s Chief Executive Officer, provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Item 11. Executive Compensation
DIRECTOR COMPENSATION
Members of the Board of Directors of HLS who also serve as officers or employees of HLS or Holly do not receive additional compensation in their capacity as directors. The only officers of HLS or Holly who also served as directors during 2008 were Messrs. Clifton, Shaw and Ridenour. Mr. Shaw was a director until April, 2008. Mr. Gray was elected to replace Mr. Shaw as a member of the HLS Board of Directors on April 15, 2008. Mr. Ridenour was an employee of Holly during 2008 until March 31, 2008 when he retired but continued to provide limited services to Holly under a consulting agreement. Mr. Ridenour is no longer an employee and he no longer serves as an officer of HLS.
In 2008, the compensation for non-employee directors of HLS was: (a) a $50,000 annual cash retainer, payable in four quarterly installments; (b) $1,500 for attendance at each in-person meeting of the Board of Directors or a Board committee, a $1,000 meeting fee for attendance at each telephonic meeting of the Board of Directors or a Board committee that lasts more than thirty minutes, and a fee of $1,500 per day for each day that a non-employee director attends a strategy meeting with the HLS management; (c) an annual grant under the Holly Energy Partners, L.P. Long-Term Incentive Plan (“Long-Term Incentive Plan”) of restricted HEP units equal in value to $50,000 on the date of grant, with 100% vesting one year after the date of grant. The Long-Term Incentive Plan grants are effective on the date they are approved by the Board of Directors and this date varies each year. A restricted HEP unit is a common unit subject to forfeiture until the award vests. Each director receiving restricted HEP units is a unitholder with respect to all of the restricted HEP units and has the right to receive all distributions paid with respect to such units. In addition, the directors who serve as chairpersons of the committees of the Board of Directors each receive an annual retainer of $10,000, payable in four quarterly installments. On July 25, 2008, the Board of Directors approved the payment of a cash meeting fee to non-employee directors for attending any meetings of a committee of the Board of Directors of which the non-employee director is not a member, when such committee meeting attendance is at the request of the chairman of the committee, with the amount of such meeting fee being the same as the meeting fee payable to non-employee directors who are committee members in attendance at the same meeting. Directors are reimbursed for out-of-pocket expenses in connection with attending board or committee meetings. Each director is fully indemnified by HLS for actions associated with being a director to the extent permitted under Delaware law.
During the calendar year ending December 31, 2008, compensation was made to directors of HLS as set forth below:

	Fees Earned or	Stock
	Paid in Cash(1)	Awards(2)	Total
Charles M. Darling, IV	$101,000	$57,711	$158,711
William Gray (3)	$40,000	$26,101	$66,101
Jerry W. Pinkerton	$101,000	$57,711	$158,711
P. Dean Ridenour (4)	$47,500	$27,838 (2)	$75,338
Bruce R. Shaw (5)	0	$29,063	$29,063
William P. Stengel	$101,000	$57,711	$158,711

(1)	The number in the chart reflects total 2008 cash compensation. An insignificant portion of this amount was paid in January, 2009, due to a delay in processing payment for certain December meeting fees.

(2)	Reflects the amount recognized in the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based payments, and includes amounts for awards granted prior to 2008. Messrs. Stengel, Pinkerton and Darling each received an award of 1,466 restricted HEP units on August 1, 2008 with a grant date fair value of $50,000. Mr. Gray received an award of 1,833 restricted HEP units on August 1, 2008 with a grant date fair value of $62,500. Mr. Ridenour received an award of 1,955 restricted HEP units on August 1, 2008 with a grant date fair value of $66,667. The equity awards to Mr. Gray and Mr. Ridenour include additional compensation ($12,500 and $16,667, respectively) for service as outside directors during the period that commenced after the award of restricted units to directors on August 1, 2007 but prior to the award of restricted units to directors on August 1, 2008. The restricted HEP units granted on August 1, 2008 will vest on August 1, 2009. The fair market value of each restricted unit grant is measured on the grant date and is amortized over the vesting period. As of December 31, 2008, Messrs. Darling, Pinkerton and Stengel each held 1,466 unvested restricted units, Mr. Gray held 1,833 unvested restricted units and Mr. Ridenour held 1,955 unvested restricted units.

(3)	In addition to the $40,000 of director fees reflected in this table, Mr. Gray received cash compensation for consulting services provided by Mr. Gray to Holly Corporation during 2008. None of the consulting fees were paid by HEP.

(4)	The director compensation described for P. Dean Ridenour is also included in the Summary Compensation Table since Mr. Ridenour was one of our officers through January 7, 2008.

(5)	This represents 2008 amounts accrued for the 2007 restricted HEP units awarded to Mr. Shaw while he was an outside director. Mr. Shaw was not paid for services as a director in 2008 since he was also an officer.
COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis (“CD&A”) provides information about our compensation objectives and policies for the HLS officers that also act as our principal executive officer, our principal financial officer and our other most highly compensated executive officers and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. We provide a general description of our compensation program and specific information about its various components. Additionally, we describe our policies relating to reimbursement to Holly for compensation expenses. We also provide information about HLS executive officer changes that became effective in January 2008, where applicable. Immediately following this CD&A is our Compensation Committee Report (the “Committee Report”).
Overview
HEP is managed by HLS, the general partner of HEP’s general partner. HLS is a subsidiary of Holly. The employees providing services to HEP are employed by HLS; HEP itself has no employees. As of December 31, 2008, HLS had 121 employees that provide general, administrative and operational services to HEP. Throughout this discussion, the following individuals are referred to as the “Named Executive Officers” and are included in the Summary Compensation Table:
Matthew P. Clifton, HLS’s Chairman of the Board and Chief Executive Officer;
Stephen J. McDonnell, HLS’s Vice President and Chief Financial Officer until January 7, 2008 and Assistant to the Chairman from January 7, 2008 through and including January 1, 2009 when he retired;
Bruce R. Shaw, Senior Vice President and Chief Financial Officer effective January 7, 2008;
P. Dean Ridenour, HLS’s Vice President and Chief Accounting Officer until January 7, 2008. Mr. Ridenour continued to serve as a Holly employee until his retirement on March 31, 2008 and no longer served as an officer of HLS. He continues to provide limited services to Holly pursuant to a consulting agreement and is a member of the Board of Directors of HLS, but he is no longer an HLS or Holly employee.
David G. Blair, HLS’s Senior Vice President; and
Mark T. Cunningham, HLS’s Vice President, Operations.

Of the six Named Executive Officers of HEP, only Messrs. Blair and Cunningham are current employees of HLS.
Under the terms of the Omnibus Agreement, the annual administrative fee we pay to Holly increased to $2,300,000 as of March 1, 2008 and is for the provision of general and administrative services for our benefit, which may be increased as permitted under the Omnibus Agreement. Additionally, we reimburse Holly for expenses incurred on our behalf. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to HEP by Holly such as accounting, information technology, human resources and in-house legal support; office space, furnishings and equipment; and transportation of HEP executive officers and employees on Holly airplanes for business purposes. The partnership agreement provides that our general partner will determine the expenses that are allocable to HEP. See Item 13, “Certain Relationships and Related Transactions” of this Form 10-K Annual Report for additional discussion of our relationships and transactions with Holly. None of the services covered by the administrative fee are assigned any particular value individually. Although certain Named Executive Officers provide services to both Holly and HEP, no portion of the administrative fee is specifically allocated to services provided by the Named Executive Officers to HEP; rather, the administrative fee generally covers services provided to HEP by Holly and HLS employees and, except as described below, there is no reimbursement by HEP of cash compensation expenses paid by Holly or HLS to the Named Executive Officers. With respect to equity compensation paid by HEP to the Named Executive Officers, HLS purchases the units, and HEP reimburses HLS for the purchase price.
With respect to Messrs. Blair and Cunningham, we reimbursed Holly for 100% of the compensation expenses incurred by Holly for salary, bonus, retirement and other benefits for 2008 for Messrs. Blair and Cunningham. We reimbursed HLS for 100% of the expenses incurred in providing Messrs. Blair and Cunningham with long-term equity incentive compensation. All compensation paid to them is fully disclosed in the tabular disclosure following this CD&A.
Messrs. Clifton, McDonnell, Shaw and Ridenour were compensated by HLS for the services they perform for HLS through awards of equity-based compensation granted pursuant to the Long-Term Incentive Plan. None of the cash compensation paid to or other benefits made available to Messrs. Clifton, McDonnell, Shaw and Ridenour by Holly was allocated to the services they provide to HLS and, therefore, only the Long-Term Incentive Plan awards granted to them are disclosed herein. In 2008, Mr. Ridenour did not receive HEP equity awards for employee service but did receive equity awards for service as a director.
Objectives of Compensation Program
Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance the long-term value of HEP for its unitholders. Our objective is to be competitive with our industry and encourage high levels of performance.
The HLS Compensation Committee (the “Committee”), comprised entirely of independent directors, administers the Long-Term Incentive Plan for certain HLS employees and reviewed and confirmed in February 2008 the recommendations of the Holly Compensation Committee with regard to the total compensation of Messrs. Clifton, McDonnell and Shaw. The Committee determined and approved the long-term equity incentive compensation to be paid to the Named Executive Officers and the compensation in addition to the long-term equity incentive compensation to be paid to Mr. Blair.
As to Mr. Blair, the Committee has not adopted any formal policies for allocating compensation among salaries, bonuses and long-term equity incentive compensation. The Committee attempts to balance the use of both cash and equity compensation in the total compensation package provided to Mr. Blair and as to our other Named Executive Officers, attempts to utilize long-term equity incentive compensation to build value to both HEP and its unitholders. The Committee considers recommendations by management and many other factors in deciding on the final compensation factors for which it has responsibility for each Named Executive Officer. The Committee does not review or approve pension benefits for Named Executive Officers and all are provided the same pension benefits that are provided to Holly employees.

Mr. Cunningham’s position is a grade that does not require Committee approval of cash compensation, so his compensation package is reviewed and approved by management instead of the Committee. Mr. Cunningham’s compensation is established by Messrs. Clifton and Blair with the assistance of the Vice President of Human Resources based upon all of the same factors used by the Committee and described below. The Committee was provided with an overview of Mr. Cunningham’s compensation with opportunity to request changes to the compensation and the Committee completed its review and agreed with management’s recommendations.
In February 2008, the Committee, with the assistance of management, sought to designate an appropriate mix of cash and long-term equity incentive compensation for Messrs. Blair and Cunningham with a goal to provide sufficient current compensation to retain them, while at the same time providing incentives to maximize long-term value for HEP and its unit holders. The Committee, with the assistance of management, annually performs an internal review of each of the Named Executive Officers’ long-term incentive compensation to determine whether the executives are being provided with equity awards that are effective in motivating the Named Executive Officers to create long-term value for HEP. The Committee also compares the Named Executive Officers’ compensation to that of similarly situated executives in other comparable businesses. These long-term equity incentives are designed to retain the executives during the period of time during which their performance is expected to impact our business and reward them in accordance with the success of those long-term goals and policies.
Role of the Committee, Compensation Consultant and Named Executive Officers in the Compensation Setting Process
As part of its consideration, the Committee reviewed and discussed market data and recommendations provided by an established, independent consulting firm specializing in executive compensation issues. As in 2007, the Committee retained Frederick W. Cook & Associates, an independent consultant (“Consultant”) to provide relevant market data to assist them in making competitive compensation decisions for the 2008 year.
Market pay levels are one of many factors we consider in setting compensation for the Named Executive Officers and we regularly review comparison data provided by our Consultant to compare our compensation program with market information in regard to salary and annual incentive levels, long-term incentive award levels, and short- and long-term incentive practices. The purpose of this analysis is to provide a frame of reference in evaluating the reasonableness and competitiveness of compensation with the energy industry, and to ensure that our compensation is generally comparable to companies of similar size and scope of operations.
Our Consultant obtains market pay levels from various sources including published compensation surveys and information taken from the SEC filings for two groups of publicly traded organizations, as compiled by our Consultant, that we and our Consultant consider appropriate peer organizations. One benchmark group includes a number of publicly traded master limited partnerships (“MLPs”) that included in 2008: Kinder Morgan Energy Partners, L.P., Enbridge Energy Partners, L.P., TEPPCO Partners, L.P., NuStar Energy L.P. (formerly Valero L.P.), Magellan Midstream Partners, L.P., Buckeye Energy Partners, L.P., Sunoco Logistics Partners L.P., Inergy L.P., Crosstex Energy, LP, TC Pipelines, LP, MarkWest Energy Partners, L.P., Atlas Pipeline Partners, L.P. and Hiland Partners, LP. Information for a broader group of energy companies, including Holly, is also reviewed in developing our salary and incentive structures as well as in the development of long-term equity incentive award guidelines.
Our objective is to position pay at levels approximating the middle range of market practice. As noted, however, market pay levels are only one factor considered, with pay decisions ultimately reflecting a discretionary evaluation of individual contribution and value to HEP.
The Consultant does not have approval authority for the ultimate compensation that is provided to employees. Instead, the Consultant provides recommendations to management by identifying areas that do not appear to be consistent with the general practice of our peers (without setting specific benchmarks and using a discretionary standard). The Consultant provides recommendations regarding compensation to management and to the Committee prior to the late first quarter meetings when salaries are approved, bonuses are awarded and equity compensation is established for the upcoming year.
Except with respect to his own compensation, the Committee solicited the recommendations of our Chairman of the Board and Chief Executive Officer, which the Committee considers in making its determinations of Mr. Blair’s compensation and in reviewing Mr. Cunningham’s compensation. The Committee also reviewed the total compensation provided in the previous year in determining compensation to be paid in 2008 and established compensation for 2008 that was consistent with the compensation paid in 2007 after considering overall performance and the other specific factors discussed in this CD&A.
Various members of management facilitate the Committee’s consideration of compensation for Named Executive Officers by providing data for the Committee’s review. This data includes, but is not limited to, HEP’s annual budget as approved by HLS’s Board of Directors, Holly’s financial performance over the course of the year versus that of its peers, Holly’s pre-tax net income, performance evaluations of Named Executive Officers, compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Committee with guidance as to how such data impacts pre-determined performance goals set by the Committee during the previous year. When management considers a discretionary bonus to be appropriate for a Named Executive Officer, it will suggest an amount and provide the Committee with management’s rationale for such bonus. Given the day-to-day familiarity that management has with the work performed by the Named Executive Officers, the Committee values management’s recommendations. However, the Committee makes the final decision as to the compensation as described in this CD&A. For 2008 and after consideration of management’s recommendations regarding the bonuses, and discussion regarding any discretionary increases in the bonuses, the Committee approved discretionary increases in some bonuses as shown in footnote 1 to the Summary Compensation Table.
Overview of 2008 Executive Compensation Components
For Messrs. Blair and Cunningham, the components of compensation in 2008 were:
•	base salary;

•	annual performance-based cash incentive compensation;

•	long-term equity incentive compensation; and

•	retirement and other benefits.
In 2008, the only component of compensation we provided for the other Named Executive Officers was long-term equity incentive compensation. Because Messrs. Clifton, McDonnell, Shaw and Ridenour were committing less than half of their business time to HEP, during which time they were primarily involved in determining the long-term business goals and policies of HEP, the Committee believed that it was appropriate to compensate them only through long-term equity incentives. All Named Executive Officers receiving equity awards received HEP restricted units with the exception of Mr. Clifton, who only received an award of HEP performance units, and Mr. Blair, who received an award of both HEP restricted units and HEP performance units. The nature of each of these types of awards is more fully described below.
Base Salary
The base salary for Mr. Blair was changed from $260,004 to $269,100 on March 1, 2008. The base salary for Mr. Cunningham was changed from $159,408 to $175,378 on March 1, 2008. The Committee approved these two salaries based on their positions and levels of responsibility, individual performance, HLS’s salary range for executives at their respective levels and market practices. The Committee also reviewed competitive market data provided by the Consultant relevant to the two positions.

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
These performance criteria can include both HEP and Holly factors, given the scope of responsibilities of our Named Executive Officers. The total bonus pool for all executives and employees of HLS is determined typically by the Committee after the end of each year or designated performance period, calculated pursuant to the achievement of the objective pre-established performance criteria described above. Awards for a given year are paid in cash in the first quarter of the following year.
Payment with respect to any cash bonus is contingent upon the satisfaction of the following pre-established 2008 performance criteria, all of which are evaluated by management and incorporated into the recommendations made to the Committee. The percentage of each criteria that makes up the total incentive bonus paid to Messrs. Blair and Cunningham is described below in the narrative in the section titled “2008 Grants of Plan-Based Awards.”
•	A portion of the bonus is equal to a pre-established percentage of the employee’s base salary and is earned only if Holly achieves its 2008 pre-tax net income (“PTNI”) goal of $351,239,529. This component is subject to being adjusted to a minimum amount of 0% and a maximum amount of two times the employee’s pre-established percentage. If the PTNI goal is met, the Committee uses discretion in determining the percentage paid. Subject to the requirement that the PTNI goal is met, the adjustment of up to two times the employee’s pre-established percentage may vary from year to year in the Committee’s discretion.

•	A portion of the bonus is equal to a pre-established percentage of the employee’s base salary, and is earned only if Holly’s performance for the year outperforms that of its peers. This component is subject to being adjusted to a minimum amount of 0% and a maximum amount of two times the employee’s pre-established percentage. If the goal is met, the Committee uses discretion in determining the percentage paid. Subject to the requirement that this goal is met, the adjustment of up to two times the employee’s pre-established percentage may vary from year to year in the Committee’s discretion.

•	A portion of the bonus is equal to a pre-established percentage of the employee’s base salary, based on the performance of the employee’s business unit versus the unit’s budgeted goal for 2008. This component is subject to being adjusted to a minimum amount of 0% and a maximum amount of two times the employee’s pre-established percentage and may vary from year to year in the Committee’s discretion.

•	A portion of the bonus equal to a pre-established percentage of the employee’s base salary, based on the employee’s individual performance over the year. This component is subject to being adjusted to a minimum amount of 0% and a maximum amount of two times the employee’s pre-established percentage. The employee’s individual performance for 2008 is evaluated through an annual performance review completed in February 2009. The review includes a written assessment provided by the employee’s immediate supervisor. The assessment reviews how well the employee displays each of the following competencies:
•     Individual Performance
•     Integrity
•     Interpersonal Effectiveness

Each one of these performance dimensions has a variety of sub-categories that are separately reviewed. The assessment also evaluates how well the employee performed their individual goals for 2008.
The 2009 performance goals have not yet been established. The Committee does not believe that the 2009 goals are material in understanding the 2008 compensation.
In addition to the pre-defined performance criteria, the Committee has discretion to approve an increase or a decrease in a Named Executive Officer’s bonus. Increases and decreases are determined using the same factors that are used to establish bonuses, and poor results on the indicated factors could, in the discretion of the Committee, result in a decrease in a bonus. The Committee also considers whether conditions outside the control of the executives affected the factors. In cases where the performance objectives described above are achieved, yet the Committee believes additional compensation is warranted to reward an executive for outstanding performance, the Committee may award additional bonuses in its discretion. In making the determination as to whether such discretion should be applied (either to decrease a bonus or award additional bonuses), the Committee reviews recommendations from management. For 2008, as in 2007, the Committee approved a discretionary increase in two bonuses as shown in footnote 1 to the Summary Compensation Table. All bonuses will be paid in March 2009.
The Committee also utilized the analysis of the Consultant to determine how the compensation of Messrs. Blair and Cunningham, including bonus payments, compared to our peers and a market average. The annual incentive targets were assessed on the basis of total cash, including base salary and annual incentive payments. The Committee believes this analysis verifies that total cash compensation to Messrs. Blair and Cunningham is appropriate for the level of responsibility that each of these officers hold as well as in comparison to compensation levels of comparable executives at our peer organizations.
The target and actual annual incentive cash bonus compensation awarded (and subsequently earned and payable) is described in the narrative to the section titled “2008 Grants of Plan-Based Awards”.
Long-Term Incentive Equity Compensation
The Long-Term Incentive Plan was adopted by the HLS Board of Directors in August 2004 with the objective of promoting the interests of HEP by providing to management, employees and consultants of HLS and its affiliates who perform services for HLS and HEP and its subsidiaries incentive compensation awards that are based on units of HEP. The Long-Term Incentive Plan is also contemplated to enhance our ability to attract and retain the services of individuals who are essential for the growth and profitability of HEP, to encourage them to devote their best efforts to advancing our business strategically, and to align their interests with those of our unit holders. The Long-Term Incentive Plan is reviewed and approved by the Committee annually.
The Long-Term Incentive Plan contemplates four potential types of awards: restricted units, performance units, unit options and unit appreciation rights. Since the inception of HEP, we have awarded only restricted units and performance unit awards.
With respect to the Named Executive Officers, in determining the appropriate amount and type of long-term equity incentive awards to be made, the Committee considers the amount of time devoted by each executive to our business, the executive’s position and scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. The awards are granted annually during the first quarter of the year, typically in February.
Our goal is to reward the creation of value and high performance with variable compensation dependent on that performance, thus the peer data we have accumulated for use in determining other areas of compensation is used subjectively (and not as an objective factor) to confirm that our executives are paid consistently with comparable executives of other similar companies. The peer data allows the Committee to verify that the compensation paid to executives is appropriate. The total compensation may be adjusted if the Committee observes a material variation from the market data, but no specific formula is used to benchmark this data.

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
In 2008, the Named Executive Officers who were granted awards of restricted units were Messrs. McDonnell, Blair, Cunningham and Shaw. All of the restricted units granted in 2008 vest in thirds over three annual periods and will be fully vested and nonforfeitable after December 31, 2010, as described in greater detail in the narrative in the section titled “2008 Grants of Plan-Based Awards.”
Performance Units
A performance unit is a notational phantom unit that entitles the grantee to receive a common unit upon the vesting of the unit or, as may be provided in the applicable agreement between the grantee and HLS, the cash equivalent to the value of a common unit. The grants made during the 2008 year are governed by award agreements that provide solely for payments in units. Performance units will only be settled upon the attainment of pre-established performance targets. The Committee may approve grants on such terms as the Committee shall determine. The Committee approves the period over which performance units will vest, and the Committee may base its determination upon the achievement of specified financial objectives. As with restricted units, performance units will vest upon a change of control of HEP, our general partner, HLS or Holly, unless provided otherwise by the Committee. Performance units are also subject to forfeiture in the event that the executive’s employment or service relationship terminates for any reason, unless and to the extent that the Committee provides otherwise.
In 2008, the only Named Executive Officers who received an award of performance units were Messrs. Clifton and Blair. Performance units were awarded to Messrs. Clifton and Blair given their responsibilities to HEP with respect to long-term strategy. The performance period for such award is from January 1, 2008 through December 31, 2010. Messrs. Clifton and Blair may earn no less than 50% and no more than 150% of the performance units subject to their awards over the course of the performance period as described more fully in the narrative in the section below titled “2008 Grant of Plan-Based Awards.” The performance units currently outstanding may be settled only in common units of HEP.
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
Tax and Accounting Implications
We account for the equity compensation expense for our employees and executive officers, including our Named Executive Officers, under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Because we are a partnership, Section 162(m) of the Code does not apply to compensation paid to our named executive officers and accordingly, the Committee did not consider its impact in determining compensation levels for the 2008 year. The Committee has taken into account the tax implications to the partnership in its decision to grant long-term incentive compensation awards of restricted and performance units as opposed to options or unit appreciation rights.

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
The Thrift Plan is offered to all employees of HLS. Employees may, at their election, contribute to the Thrift Plan amounts from 0% up to a maximum of 50% of their eligible compensation. In 2006, employees had the option to participate in both the Retirement Plan and the Thrift Plan. Effective January 1, 2007, the Retirement Plan was frozen for new employees not covered by collective bargaining agreements with labor unions, and these new employees were required to participate in the new Automatic Thrift Plan Contribution feature under the Thrift Plan (the amounts attributable to employer contributions are shown in the Summary Compensation Table below). To the extent an employee was hired prior to January 1, 2007, and elected to begin receiving the Automatic Thrift Plan Contribution under the Thrift Plan, their participation in future benefits under the Retirement Plan was frozen. The Automatic Thrift Plan Contribution is up to 5% of eligible compensation subject to applicable IRS limits and it is paid in addition to employee deferrals and employer matching contributions under the Thrift Plan.
In 2008, for employees not covered by collective bargaining agreements with labor unions, Holly matched employee contributions to the Thrift Plan up to 6% of their cash compensation. Employee contributions that were made on a tax-deferred basis were generally limited to $15,500 per year with employees 50 years of age or over able to make additional tax-deferred contributions of $5,000. Prior to 2007, Holly’s contributions in the Thrift Plan did not vest until the earlier of three years of credited service or termination of employment due to retirement, disability or death. On and after January 1, 2007, company matching contributions for employees not covered by collective bargaining agreements with labor unions are immediately vested with no waiting period. Automatic Thrift Plan Contributions are still subject to a three year cliff vesting period.
Neither of Messrs. Blair or Cunningham elected to receive the Automatic Thrift Plan Contribution under the Thrift Plan and all remained in the Holly Retirement Plan that is discussed below in the section titled “Pension Benefits Table.” Messrs. Blair and Cunningham are the only Named Executive Officers whose Retirement Plan and Thrift Plan benefits are charged to us by Holly.
Change-in-Control Agreements
Holly has entered into Change-In-Control Agreements with Messrs. Blair and Cunningham. The material terms of, and the quantification of, the potential amounts payable under the Change-in-Control Agreements are described below in the section titled “Potential Payments upon Termination or Change-in-Control.” Holly provides these agreements to Messrs. Blair and Cunningham to provide for management continuity in the event of a change of control, and to assist in the recruitment and retention of executives. Neither we nor HLS has entered into any employment agreements or severance agreements with any of the Named Executive Officers, other than the change-in-control agreements described below.
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
Members of the Compensation Committee:
Charles M. Darling, IV, Chairman
Jerry W. Pinkerton
William P. Stengel

Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of the Named Executive Officers in 2008. As previously noted, the cash compensation and benefits for Named Executive Officers other than Messrs. Blair and Cunningham were not paid by us, but rather by Holly, and were not allocated to the services those Named Executive Officers performed for us in 2008. Information regarding the compensation paid to Messrs. Clifton, McDonnell, Shaw and Ridenour as consideration for the services they perform for Holly will be reported in Holly’s annual proxy statement.
Summary Compensation Table

							Non-Equity
					Stock		Incentive Plan	Change in	All Other
Name and Principal					Awards	Option	Compensation	Pension	Compensation
Position	Year	Salary		Bonus(1)	(2)	Awards	(3)	Value(4)	(5)	Total
Matthew P. Clifton,	2008	n/a		n/a	$569,912	n/a	n/a	n/a	n/a	$569,912
Chairman of the	2007	n/a		n/a	$386,086	n/a	n/a	n/a	n/a	$386,086
Board and Chief	2006	n/a		n/a	$286,522	n/a	n/a	n/a	n/a	$286,522
Executive Officer
Stephen J.	2008	n/a		n/a	$82,096	n/a	n/a	n/a	n/a	$82,096
McDonnell, Vice	2007	n/a		n/a	$75,219	n/a	n/a	n/a	n/a	$75,219
President and Chief	2006	n/a		n/a	$35,086	n/a	n/a	n/a	n/a	$35,086
Financial Officer
P. Dean Ridenour,	2008	n/a		n/a	$109,776 (6)	n/a	n/a	n/a	$47,500 (7)	$157,276
Vice President and	2007	n/a		n/a	$184,240	n/a	n/a	n/a	n/a	$184,240
Chief Accounting	2006	n/a		n/a	$135,406	n/a	n/a	n/a	n/a	$135,406
Officer
Bruce R. Shaw,	2008	n/a		n/a	$138,851 (8)	n/a	n/a	n/a	n/a	$138,851
Senior Vice	2007	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a
President and Chief	2006	n/a		n/a	n/a	n/a	n/a	n/a	n/a	n/a
Financial Officer
David G. Blair,	2008	$269,100	(9)	$40,500	$262,456	n/a	$94,500	$63,876	$13,800	$744,232
Senior Vice President	2007	$260,004		$117,000	$133,904	n/a	$208,000	$26,177	$13,500	$758,585
Mark T. Cunningham,	2008	$175,378	(10)	$23,345	$54,348	n/a	$41,655	$16,195	$9,891	$320,812
Vice President —	2007	$147,148	(10)	$71,000	$28,539	n/a	$72,000	$10,194	$8,793	$337,674
Operations

(1)	This reflects the discretionary bonus that is in excess of the amount payable pursuant to our annual non-equity incentive plan.

(2)	Amounts listed represent the amount of expense recognized for financial reporting purposes in 2006, 2007 and 2008 for restricted unit and performance unit awards in accordance with SFAS No. 123(R) and includes amounts from awards granted prior to 2008. Following SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 5 to our consolidated financial statements for a discussion of the assumptions used in determining the SFAS 123(R) compensation cost of these awards. The amount for Mr. Clifton and Mr. Blair is based on an estimated payment of 125% of the performance units except for the 2007 performance units for which an estimated payment of 150% of the performance units was used. No forfeitures of equity awards to the Named Executive Officers occurred in 2008. Upon the cessation of Mr. Shaw’s service on the Board of Directors, he forfeited one-half of a 959 restricted unit award (479 restricted units forfeited) granted to him on August 1, 2007. One-half of this restricted unit award (480 restricted units) vested prior to Mr. Shaw’s cessation of service on the Board of Directors. Vesting of the 479 restricted units that were forfeited would have occurred on May 1, 2008 (240 restricted units) and August 1, 2008 (239 restricted units) had Mr. Shaw’s service on the Board of Directors continued to those dates. As a result of this forfeiture of restricted units, we deducted $24,975 from the compensation cost recognized in fiscal 2008 for Mr. Shaw’s restricted unit awards.

(3)	See the narrative to the section titled “2008 Grant of Plan-Based Awards” for further information on the performance targets used to determine the amounts attributable to amounts earned in 2008 under our Annual Incentive Plan.

(4)	The amounts reflect the following assumptions:

	December 31, 2006	December 31, 2007	December 31, 2008
Discount Rate:	6.00%	6.40%	6.50%
Mortality Table:	RP2000 White Collar Projected to 2020	RP2000 White Collar Projected to 2020	RP2000 White Collar Projected to 2020
Reserving Table:	(50% Male/ 50% Female)	(50% Male/ 50% Female)	(50% Male/ 50% Female)
Retirement Age:	the later of current age or age 62	the later of current age or age 62	the later of current age or age 62

(5)	This reflects matching contributions made to the Thrift Plan by HLS, which were reimbursed by HEP. Since all Named Executive Officers elected to remain in the Holly Retirement Plan, the only contributions are employer matching of employee contributions, subject to the limits described in the section “Retirement and Benefit Plans.”

(6)	This reflects awards Mr. Ridenour received as a director and an officer as follows: $27,838 for 2008 restricted HEP units (director compensation) and $81,938 for 2005, 2006 and 2007 restricted HEP units (officer compensation).

(7)	This reflects payments made to Mr. Ridenour as retainers and meeting fees for serving as an outside director from April 1, 2008 through December 31, 2008.

(8)	This reflects awards Mr. Shaw received as a director and an officer as follows: $29,063 for 2008 restricted HEP units (director compensation) and $109,788 for 2008 restricted HEP units (officer compensation).

(9)	Mr. Blair’s annual salary was $260,004 effective January 1, 2008 and $269,100 effective March 1, 2008. His annual base salary is reported in the table, but his actual payroll payments are $255,509 due to our new bi-weekly payroll system (the 12-15-08 through 12-31-08 payroll payment was made on January 6, 2009).

(10)	Mr. Cunningham’s annual salary was $132,636 effective January 1, 2007, $138,612 effective March 1, 2007, $159,408 effective July 15, 2007 and $175,378 effective March 1, 2008. His annual base salary is reported in the table, but his actual payroll payments are $164,846.86 due to our new bi-weekly payroll system (the 12-15-08 through 12-31-08 payroll payment was made on January 6, 2009).
2008 Grants of Plan-Based Awards
The amounts reflected in the table below represent three elements of compensation that we awarded to our Named Executive Officers during 2008: performance units and restricted units granted pursuant to our Long-Term Incentive Plan, and cash bonuses awarded pursuant to our Annual Incentive Plan.

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			(i)
							(h)	All other	(k)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	Maximum	Equity	Grant Date
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	(#)	Awards(3)	Fair Value(4)
Matthew P. Clifton Performance Units	3/7/08	—	—	—	5,261	10,522	15,783		$427,509
Stephen J. McDonnell Restricted Units	3/7/08	—	—	—	—	—	—	1,908	$77,522
P. Dean Ridenour (5)	—	—	—	—	—	—	—	—	—
Bruce R. Shaw Restricted Units	3/7/08	—	—	—	—	—		1,908	$77,522
Restricted Units	4/24/08	—	—	—	—	—		3,000	$117,240
David G. Blair Performance Units	3/7/08	—	—	—	1,908	3,815	5,723	—	$155,003
Restricted Units	3/7/08	—	—	—	—	—	—	3,815	$155,003
Cash Incentives		—	135,000	270,000	—	—	—	—	—
Mark T. Cunningham Restricted Units	3/7/08	—	—	—	—	—	—	1,846	$75,003
Cash Incentives		—	52,613	105,227	—	—	—	—	—

(1)	The amounts in columns (d) and (e) reflect the target and maximum bonus award amounts for Mr. Blair and Mr. Cunningham with respect to cash bonuses awarded pursuant to our Annual Incentive Plan in 2008 based on the percentages set forth below in the section titled “Annual Incentive Cash Bonus Compensation.” The maximum reflects that the employee may receive up to 200% of the target bonus award amount.

(2)	The amounts in columns (f), (g) and (h) represent the threshold, target and maximum payment levels with respect to grants of performance units in 2008. The Committee approved a grant of 10,522 performance units to Mr. Clifton and 3,815 performance units to Mr. Blair, the vesting schedules of which are described in the narrative below.

(3)	The Committee approved a grant of 3,815 restricted units to Mr. Blair, 1,846 restricted units to Mr. Cunningham, 1908 restricted units to Mr. McDonnell and 4,908 restricted units to Mr. Shaw (1,908 on March 7, 2008 and 3,000 on April 24, 2008), the vesting schedules of which are described in the narrative below. The Committee awarded the April restricted HEP units to Mr. Shaw to replace restricted HEP units previously awarded him by the HLS Board of Directors that Mr. Shaw forfeited both as a result of his resignation from Holly Corporation in May, 2007, and his resignation as a director from the HLS Board of Directors in April, 2008.

(4)	This reflects the price of $40.63, the closing price at the close of business on March 6, 2008, the day immediately preceding the date of grant and, for Mr. Shaw, the price of $39.08, the closing price at the close of business on April 23, 2008, the day immediately prior to his April 24, 2008 grant. The value of performance units was calculated using the $40.63 price and using the “Target” payout level and reflects the grant date fair value for purposes of SFAS 123(R). The assumptions used in calculating the assumed payout of performance units is discussed in footnote 2 to the Summary Compensation Table.

(5)	In 2008, Mr. Ridenour did not receive any awards that are required to be reported in this chart. Refer to the “Director Compensation” table for awards received by Mr. Ridenour in 2008 in his capacity as a member of the HLS Board of Directors.
The 2008 awards of performance units and restricted units were issued under our Long-Term Incentive Plan. The material terms of these awards are described below:
2008 Performance Units
Under the terms of the performance units granted to Messrs. Clifton and Blair in 2008, each employee may earn from 50% to 150% of the performance units, based on the total increase in our cash distributions on our common units. The performance period for the awards began on January 1, 2008 and ends on December 31, 2010. Following the completion of the performance period, Messrs. Clifton and Blair shall be entitled to a payment of a number of common units equal to the result of multiplying their respective original grant amounts by the performance percentage set forth below:

3-Year Total Increase in Cash	Performance Percentage (%) to be
Distributions Per Common Unit above $8.70**	Multiplied by Performance Units
$0.00	50%
$0.308	75%
$0.623	100%
$0.946	125%
$1.276 or more	150%

**	$8.70 represents a 3-year cumulative distribution of $2.90 per annum, $2.90 being the distribution rate in effect at the start of the performance period.
In order to receive 75% of the units subject to this award, the cash distributions per unit declared and paid in the three years ended December 31, 2010 must total $9.01 per unit. In order to receive 100%, the distributions per unit declared and paid for the three years ended December 31, 2010 must total $9.32 per unit. In order to receive 125%, the distributions per unit declared and paid for the three years ended December 31, 2010 must total $9.65 per unit. In order to receive 150%, the distributions per unit declared and paid in the three years ended December 31, 2010 must total $9.98 per unit. The percentages are interpolated between points.
In the event that the employment of either Mr. Clifton or Mr. Blair terminates prior to January 1, 2011, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, the employee will forfeit his award. In the event of the involuntary termination, death or total and permanent disability of either Mr. Clifton or Mr. Blair, as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the applicable employee shall forfeit a number of units equal to the percentage that the number of full months following the date of involuntary separation, death, disability or retirement to the end of the performance period bears to 36. Any remaining units that are not vested will become vested based upon the performance actually achieved by us as of the end of the specified performance period. In its sole discretion, the Committee may make a payment assuming a performance percentage of up to 150% instead of the prorated number. As shown in the table above, the amount shown in column (f) reflects the minimum payment amount of 50%, the amount shown in column (g) reflects the target amount of 100% and the amount shown in column (h) reflects the maximum payment level of 150%.
The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change-in-Control.” Additional information regarding the performance unit awards can be found above under “Compensation Discussion and Analysis — Long-Term Incentive Equity Compensation — Performance Units.”
2008 Restricted Units
Under the terms of the restricted units granted in 2008, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Vesting Date	Cumulative Amount of Restricted Units Vested
After December 31, 2008	1/3
After December 31, 2009	2/3
After December 31, 2010	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2010 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Each listed employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change-in-Control.”
Annual Incentive Cash Bonus Compensation
The cash bonuses that are available to our Named Executive Officers under the Annual Incentive Plan are based upon pre-set percentages of salary, achieved by reaching certain performance levels. A description of the pre-established performance criteria utilized in 2008 can be found above in the CD&A under the section titled “Annual Incentive Cash Bonus Compensation.” The following chart reflects the target percentages that were set for Messrs. Blair and Cunningham for 2008 (Messrs. Clifton, McDonnell, Shaw and Ridenour do not receive cash bonuses under our Annual Incentive Plan) and the actual percentages awarded to each individual. Potential maximum payments under the Annual Incentive Plan for each of the following criteria are 200% of the target percentages set forth in the following table:

Total Possible
Incentive
Name and Principal	% based on Holly	% based upon Holly	Business Unit	Individual	Compensation
Position	PTNI	Peer Performance	Performance	Performance	(1)

David G. Blair, Senior Vice President	10% Actual: 0%	10% Actual: 15%	20% Actual: 0%	10% Actual: 20%	50% Actual: 35%

Mark T. Cunningham, Vice President	2.5% Actual: 0%	2.5% Actual: 3.75%	15% Actual: 0%	10% Actual: 20%	30% Actual: 23.75%

(1)	Pursuant to our Annual Incentive Plan, the percentages in the first four columns for each individual are added together and then multiplied by the base salary for each individual. The target and maximum awards are reflected above in the chart in the “2008 Grants of Plan Based Awards” section. Neither of the listed employees received the maximum awards; however, the Committee exercised discretion to award additional cash compensation to these individuals as shown in the “Bonus” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End —
The following table sets forth, for each of our Named Executive Officers, information regarding restricted and performance units that were held as of December 31, 2008, including awards that were granted prior to 2008:

	Equity Awards(1)(2)
			Equity Incentive	Equity Incentive
			Plan Awards: Number	Plan Awards: Market
			of Unearned Units,	or Payout Value of
			Units or Other	Unearned Units,
	Number of Units	Market Value of	Rights That Have Not	Units or Other
	That Have Not	Units That Have Not	Vested	Rights That Have
Name	Vested	Vested	(3)	Not Vested
Matthew P. Clifton	n/a	n/a	49,346 (4)	$1,053,537
Stephen J. McDonnell	4,017	$85,763	n/a	n/a
Bruce R. Shaw	4,908	$104,786	n/a	n/a
P. Dean Ridenour (5)	4,734	$101,071	n/a	n/a
David G. Blair	5,848	$124,855	10,296	$219,820
Mark T. Cunningham	2,492	$53,204	n/a	n/a

(1)	The values are based upon the closing market price of $21.35 on December 31, 2008.

(2)	All awards are more particularly described in the text that immediately follows this chart.

(3)	Unless otherwise specified for purposes of this disclosure only, all performance units have been calculated assuming the maximum 150% threshold is reached.

(4)	These 49,346 units include (a) 7,802 unvested restricted units which will vest at 100% only after a performance standard is achieved and (b) 27,696 performance units which were multiplied by 1.5 because these performance units are subject to a maximum threshold of 150%.

(5)	Mr. Ridenour was no longer the Vice President and Chief Accounting Officer of HLS as of January 7, 2008. Mr. Ridenour continued to serve as an employee of Holly until March 31, 2008. Beginning April 1, 2008, Mr. Ridenour continued to provide services to Holly and its subsidiaries on a reduced basis as a non-employee consultant under a two-year consulting contract. The Committee has determined that, solely for purposes of Mr. Ridenour’s outstanding restricted unit awards, Mr. Ridenour’s work as a consultant under the consulting agreement will be treated as continuing employment with HLS, and Mr. Ridenour’s non-vested restricted units were not forfeited because of the change from employee to consultant status.
The following chart sets forth by grant date the number of restricted and performance units awarded to our Named Executive Officers that remained outstanding as of December 31, 2008 and that are reflected in the immediately preceding chart:

	2005	2005		2006	2007	2007	2008	2008
	Restricted	Performance	2006	Performance	Restricted	Performance	Restricted	Performance
	Units	Units	Restricted	Units	Units	Units	Units	Units
Name	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Matthew P. Clifton	0	7,802	0	8,438	0	8,736	0	10,522
Stephen J. McDonnell (9)	337	0	416	0	1,356	0	1,908	0
Bruce R. Shaw	0	0	0	0	0	0	4,908	0
P. Dean Ridenour	564	0	1,459	0	2,711	0	0	0
David G. Blair	0	0	0	0	2,033	3,049	3,815	3,815
Mark T. Cunningham	139	0	141	0	366	0	1,846	0

(1)	Under the terms of the February 2005 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Vesting Date	Cumulative Amount of Restricted Units Vested
After December 31, 2007	1/3
After December 31, 2008	2/3
After December 31, 2009	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion or retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2009 bears to 60. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. The employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change-in-Control.”

(2)	Mr. Clifton received an award of 7,802 restricted HEP units with a performance standard in February 2005. Except in the case of early termination, after December 31, 2007, the performance units become vested in accordance with the following schedule:

Vesting Trigger:
Attainment of Quarterly Adjusted Net
Income Per Diluted Unit of at Least	Cumulative Amount of Performance
$0.56	Units Vested
For any quarter between October 1, 2007 and December 31, 2010	1/3
For any quarter between October 1, 2008 and December 31, 2010	2/3
For any quarter between October 1, 2009 and December 31, 2010	All

All units may vest as late as December 31, 2010, but the indicated number of units may vest sooner if the required adjusted net income per diluted unit is obtained sooner. None of the units have vested as of the date hereof. In addition, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, if Mr. Clifton’s employment is terminated prior to one of the vesting dates , all then unvested units will be forfeited.

In the event of Mr. Clifton’s involuntary termination, death, total and permanent disability as determined by the Committee in its sole discretion or retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, Mr. Clifton shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of involuntary termination, death, disability or retirement and ending on December 31, 2009 bears to 60. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Mr. Clifton is a unitholder with respect to all of the units and has the right to receive all distributions paid with respect to such units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change-in-Control.”

(3)	Under the terms of the February 2006 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Vesting Date	Cumulative Amount of Restricted Units Vested
January 1, 2007	1/3
January 1, 2008	2/3
January 1, 2009	All

Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion or retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2008 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. The employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change-in-Control.”

(4)	Mr. Clifton received an award of 8,438 performance units in February 2006. Under the terms of the grant, Mr. Clifton could earn from 50% to 150% of the performance units, based on the total increase in our cash distributions on our common units. The performance period for the award began on January 1, 2006 and ended on December 31, 2008. Following the completion of the performance period, Mr. Clifton is entitled to payment of a number of common units equal to the result of multiplying the original grant amount of 8,438 by the performance percentage which has been determined to be 128% based upon interpolation between the following points:

3-Year Total Increase in Cash
Distributions Per Common Unit above	Performance Percentage (%) to be
$7.50 (beginning with base of $2.50)	Multiplied by Performance Units
$0.00 or less	50%
$0.62	100%
$1.27 or more	150%

(5)	Under the terms of the February 2007 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Vesting Date	Cumulative Amount of Restricted Units Vested
After December 31, 2007	1/3
After December 31, 2008	2/3
After December 31, 2009	All

Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2009 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Each listed employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change-in-Control.”

(6)	Mr. Clifton and Mr. Blair received awards of 8,736 and 3,049 performance units, respectively, in February 2007. Under the terms of the grant, the employees may earn from 50% to 150% of the performance units, based on the total increase in our cash distributions on our common units. The performance period for the award began on January 1, 2007 and ends on December 31, 2009. Following the completion of the performance period, the employees shall be entitled to payment of a number of common units equal to the result of multiplying the original grant amounts by the performance percentage set forth below:

3-Year Total Increase in Cash
Distributions Per Common Unit	Performance Percentage (%) to be
above $8.10**	Multiplied by Performance Units
$0.00 or less	50%
$0.328	75%
$0.665	100%
$1.011	125%
$1.367 or more	150%

**	$8.10 represents a 3-year cumulative distribution of $2.70 per annum, $2.70 being the distribution rate in effect at the start of the performance period.

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

In the event that the employment of either Mr. Clifton or Mr. Blair terminates prior to January 1, 2010, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, the applicable employee will forfeit his award. In the event of the involuntary termination, death or total and permanent disability of either Mr. Clifton or Mr. Blair, as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the applicable employee shall forfeit a number of units equal to the percentage that the number of full months following the date of involuntary separation, death, disability or retirement to the end of the performance period bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may make a payment assuming a performance percentage of up to 150% instead of the prorated number. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change-in-Control.”

(7)	The vesting dates for the restricted units granted in March 2008 are described in the narrative disclosures in the section titled “2008 Grants of Plan-Based Awards” under the heading “Restricted Units.”

(8)	Messrs. Clifton and Blair received an award of performance units in March 2008. The vesting dates for this award are described in the narrative disclosures in the section titled “2008 Grants of Plan-Based Awards” under the heading “Performance Units.”

(9)	Mr. McDonnell retired as an officer of HLS on January 1, 2009 resulting in the prorated vesting of his then unvested units and the forfeiture of the remaining units, all as set forth in the descriptions of the calculation of units forfeited upon retirement herein.
2008 Option Exercises and Stock Vested
The following table presents stock options exercised by, and stock awards vested for, our Named Executive Officers during 2008:

	Stock Awards
	Number of Shares	Value Realized on
Named Executive Officer	Acquired on Vesting	Vesting (6)
Matthew P. Clifton	0	0
Stephen J. McDonnell (1)	1,261	$55,213
Bruce R. Shaw (2)	240	$9,804
P. Dean Ridenour (3)	3,095	$135,406
David G. Blair (4)	1,016	$44,450
Mark T. Cunningham (5)	809	$33,647

(1)	The following restricted units previously granted to Mr. McDonnell vested on January 1, 2008: (a) 168 restricted units granted in February 2005; (b) 416 restricted units granted in February 2006; and (c) 677 restricted units granted in February 2007.

(2)	Includes 240 restricted units granted to Mr. Shaw on August 1, 2007 (as compensation for service as a non-employee member of HLS’s Board of Directors) that vested on February 1, 2008.

(3)	The following restricted units previously granted to Mr. Ridenour vested on January 1, 2008: (a) 282 restricted units granted in February 2005; (b) 1,458 restricted units granted in February 2006; and (c) 1,355 restricted units granted in February 2007.

(4)	All units were granted in February 2007 and vested on January 1, 2008.

(5)	The following restricted units previously granted to Mr. Cunningham vested on January 1, 2008: (a) 69 restricted units granted in February 2005; (b) 141 restricted units granted in February 2006; and (c) 183 restricted units granted in February 2007. In addition, Mr. Cunningham was paid 416 units on January 22, 2008 as a result of the vesting of performance units granted in February 2005.

(6)	Calculated as the aggregate market value of the shares as of the respective vesting dates, based on the closing price of our common units on December 31, 2007, which is $43.75, on January 22, 2008, which is $39.55, and on January 31, 2008, which is $40.85.
Pension Benefits Table
Our Named Executive Officers participate in Holly’s Retirement Plan, which generally provides a defined benefit to participants following their retirement. The table below sets forth an estimate of the retirement benefits payable to Messrs. Blair and Cunningham at normal retirement age under Holly’s Retirement Plan. Messrs. Clifton, McDonnell and Shaw also participate in Holly’s Retirement Plan; however, since we do not reimburse HLS for their pension benefits, which are instead paid for by Holly, we have not provided any disclosure with respect to their potential retirement benefits. The costs of the pension benefits for Messrs. Blair and Cunningham are reimbursed on a current basis. Mr. Ridenour retired on March 31, 2008 but receives all retirement benefits from Holly without reimbursement by HLS.
Pension Benefits

		Number of Years	Present Value of	Payments During
Name (1)	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Matthew P. Clifton	n/a	n/a	n/a	n/a
Stephen J. McDonnell	n/a	n/a	n/a	n/a
Bruce R. Shaw	n/a	n/a	n/a	n/a
P. Dean Ridenour	n/a	n/a	n/a	n/a
David G. Blair	Retirement Plan	27.8	$510,209	$0
Mark T. Cunningham(2)	Retirement Plan	4.5	$45,758	$0

(1)	We do not reimburse HLS for the cost of pension benefits for Messrs. Clifton, McDonnell, Shaw or Ridenour. Their retirement benefits are paid for by Holly.

(2)	Mr. Cunningham is not eligible to commence his benefits as of December 31, 2008.

Since Mr. Blair is over age 50 and has more than 10 years of service, he is eligible for early retirement in the Holly Retirement Plan on December 31, 2008. His early retirement benefit payable beginning January 1, 2009 is estimated to be $3,664 per month payable for his lifetime or $654,232 payable as a lump sum.
The actuarial present value of the accumulated benefits reflected in the above chart was determined using the same assumptions as used for financial reporting purposes except the payment date was assumed to be age 62 for Holly’s Retirement Plan rather than age 65. Age 62 is the earliest date a benefit can be paid with no benefit reduction under Holly’s Retirement Plan. In addition, the material assumptions used for these calculations include the following:

Discount Rate	6.50%

Mortality Table	RP2000 White Collar Projected to 2020 (50% male/ 50% female)
The amount of benefits accrued under the Retirement Plan is based upon a participant’s compensation, age and length of service. The compensation taken into account under the Retirement Plan is a participant’s average monthly compensation, which is based on an individual’s base salary or base pay and any quarterly bonuses during the highest consecutive 36-month period of employment. No quarterly bonuses were provided to executives in 2008, but quarterly bonuses were paid to some non-executive union employees.
Holly’s Retirement Plan provides for benefits upon normal retirement, early retirement, and late retirement, as well as providing accelerated deferred vested benefits, disability benefits, and death benefits. The normal retirement benefit under the plan may commence after an employee retires following his or her attainment of age 65. The normal form of payment is a monthly pension for the participant’s life in an amount equal to (a) 1.6% of the participant’s average monthly compensation multiplied by his or her total years of credited benefit service, minus (b) 1.5% of the participant’s primary social security benefit multiplied by his or her total years of credited benefit service, such amount not to exceed 45% of the participant’s primary social security benefit. An employee’s benefit service is not deemed interrupted if the employee performed services for Holly and is later transitioned to work as an HLS employee. Instead of the normal form of payment, participants may also elect to receive their accrued benefits in the form of a life annuity with a period certain, a contingent annuity, or a lump sum.
Benefits up to limits set by the Code are funded by Holly’s contributions to the Retirement Plan, with the amounts determined on an actuarial basis. In 2008, the Code limited benefits that could be covered by the Retirement Plan’s assets to $185,000 per year (subject to increases for future years based on price level changes) and limited the compensation that could be taken into account in computing such benefits to $230,000 per year (subject to certain upward adjustments for future years).
Nonqualified Deferred Compensation Table
Our Named Executive Officers do not participate in any nonqualified deferred compensation plans.
Potential Payments Upon Termination or Change-in-Control
There are no employment agreements currently in effect between us and any Named Executive Officer, and the Named Executive Officers are not covered under any general severance plan of Holly, HLS or HEP. Holly has entered into Change-In-Control Agreements with Messrs. Blair and Cunningham. The expenses associated with the Change-in-Control Agreements are borne by Holly and are not reimbursable by us. Holly has also entered into similar agreements with Messrs. Clifton, McDonnell, Shaw and Ridenour, the costs of which are also borne by Holly. Because Messrs. Clifton, McDonnell, Shaw and Ridenour do not perform services solely on behalf of HEP, a quantification of their potential benefits under the Change-In-Control Agreement is not provided below but will be disclosed in Holly’s annual proxy statement. Mr. Ridenour’s Change-in-Control Agreement terminated on March 31, 2008, when his employment ended and he became an independent contractor consultant.

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

Named Executive Officer	Cash Severance Multiple	Years for Continuation of Medical and Dental Benefits
David G. Blair	2 times	2
Mark T. Cunningham	1 times	1
For purposes of the Change-In-Control Agreements, the following terms have been given the meanings set forth below:
(a)	“Cause” means an executive’s (i) engagement in any act of willful gross negligence or willful misconduct on a matter that is not inconsequential, as reasonably determined by Holly’s board of directors in good faith, or (ii) conviction of a felony.

(b)	“Change-in-Control” means, subject to certain specific exceptions set forth in the Change-In-Control Agreements: (i) a person or group of persons (other than Holly, HLS, HEP, or any employee benefit plan of any of the three entities or its affiliates) becomes the beneficial owner of more than 50% of the combined voting power of the then outstanding securities of Holly, HLS or HEP or of the then outstanding common stock or membership interests, as applicable, of Holly or HLS, (ii) a majority of the members of Holly’s board of directors is replaced during a 12 month period by directors who were not endorsed by a majority of the board members prior to their appointment, (iii) the consummation of a merger of consolidation of Holly, HLS, HEP or any subsidiary of any of the foregoing other than (A) a merger or consolidation resulting in the voting securities of Holly, HLS, or HEP, as applicable, outstanding immediately prior to the transaction continuing to represent at least 50% of the combined voting power of the voting securities of Holly, HLS, HEP or the surviving entity, as applicable, outstanding immediately after the transaction, or (B) a merger of consolidation effected to implement a recapitalization of Holly, HLS, or HEP in which no person or group becomes the beneficial owner of securities of Holly, HLS, or HEP representing more than 50% of the combined voting power of the then outstanding securities of Holly, HLS or HEP, or (iv) the stockholders or unit holders, as applicable, of Holly or HEP approve a plan of complete liquidation or dissolution of Holly or HEP or an agreement for the sale or disposition of all or substantially all of the assets of Holly or HEP.

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
All payments and benefits due under the Change-In-Control Agreements will be conditioned on the execution and non-revocation by the executive of a release of claims for the benefit of Holly, HLS and HEP and their related entities and agents. The Change-In-Control Agreements also contain confidentiality provisions pursuant to which each executive agrees not to disclose or otherwise use the confidential information of Holly, HLS or HEP. Violation of the confidentiality provisions entitles Holly, HLS or HEP to complete relief, including injunctive relief. Further, in the event of a breach of the confidentiality covenants, the executive could be terminated for Cause (provided the breach constituted willful gross negligence or misconduct on the executive’s part that is not inconsequential). The agreements do not prohibit the waiver of a breach of these covenants.
If amounts payable to an executive under a Change-In-Control Agreement (together with any other amounts that are payable by Holly, HLS or HEP as a result of a change in ownership or control) (collectively, the “Payments”) exceed the amount allowed under section 280G of the Code for such executive by 10% or more, Holly will pay the executive a tax gross up (a “Gross Up”) in an amount necessary to allow the executive to retain (after all regular income and Code Section 280G taxes) a net amount equal to the total present value of the Payments on the date they are to be paid (after all regular income taxes but without reduction for Code Section 280G taxes). Conversely, the Payments will be reduced if they exceed the Code Section 280G limit for the executive by less than 10% (a “Cut Back”).
In addition, under the terms of the long-term incentive equity awards described above, if, in the event of a “Change-in-Control”, either sixty (60) days prior to the “Change-in-Control” event or following such event, (i) a Named Executive Officer’s employment is terminated, other than for “cause,” or (ii) he resigns within ninety (90) days following an “Adverse Change,” then all restrictions on the award will lapse, the units will become vested and the vested units will be delivered to the Named Executive Officer as soon as practicable, though in accordance with any potential delay in payments required by Section 409A of the Code to avoid excess taxes or interest. For the 2006, 2007 and 2008 long-term incentive equity awards, the units will vest at 150% in the event of a Change in Control.
For purposes of the long-term equity incentive awards, the following terms have been given the meanings set forth below:
(a)	“Adverse Change” means without the consent of the executive, (i) a change in the executive’s principal office of employment of more than 25 miles from the executive’s work address at the time of a grant of the equity award, (ii) a substantial increase or reduction in the duties performed by the executive, or (iii) a material reduction in the executive’s base compensation (other than a general reduction applicable generally to executives).

(b)	“Cause” means (i) an act of dishonesty constituting a felony or serious misdemeanor and resulting (or intended to result in) personal gain or enrichment to the executive at the expense of HLS, (ii) gross or willful and wanton negligence in the performance of the executive’s material duties, or (ii) conviction of a felony involving moral turpitude.

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
The following table reflects the estimated payments due pursuant to the Change-In-Control Agreements and the accelerated vesting of equity awards of each Named Executive Officer as of December 31, 2008, assuming, as applicable, that a Change-in-Control occurred (under both the Change-in-Control Agreements and the equity awards) and such executives were terminated effective December 31, 2008. For these purposes, our common unit price was assumed to be $21.35, which is the closing price on December 31, 2008. The amounts below have been calculated using numerous assumptions that we believe are reasonable, such as all reimbursable expenses were current as of December 31, 2008. Accrued vacation is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2008 year was taken prior to December 31, 2008. Employees accrue vacation in 2008 for use in 2009, so we included the value of the 2009 accrued but unused vacation. However, any actual payments that may be made pursuant to the agreements described above are dependent on various factors, which may or may not exist at the time a Change-in-Control actually occurs and the Named Executive Officer is actually terminated. Therefore, such amounts and disclosures should be considered “forward looking statements.”

		Value of	Accelerated		Excise Tax
	Cash	Welfare	Vesting of Equity		Gross Up or Cut
	Payments(1)	Benefits(2)	Awards		Back	Total
Matthew P. Clifton	n/a	n/a	$1,053,537	(3)	n/a	$1,053,537
Stephen J. McDonnell(6)	n/a	n/a	$85,763	(4)	n/a	$85,763
Bruce R. Shaw	n/a	n/a	$104,786	(4)	n/a	$104,786
P. Dean Ridenour(7)	n/a	n/a	$101,071	(4)	n/a	$101,071
David G. Blair	$803,258	$22,041	$344,675	(5)	n/a	$1,169,974
Mark T. Cunningham	$259,869	$16,810	$53,204	(4)	n/a	$329,883

(1)	Represents cash payments equal to (a) accrued vacation ($31,050 for Mr. Blair and $13,491 for Mr. Cunningham), plus (b) the executive’s base salary as of December 31, 2008 and the average of the annual cash bonus paid for 2005, 2006 and 2007 times the multiplier identified above. The total for Mr. Blair was calculated by multiplying two (2) times the sum of his base salary ($269,104) and average bonus ($117,000). The total for Mr. Cunningham was calculated by multiplying one (1) times the sum of his base salary ($175,378) and average bonus ($71,000).

(2)	Represents the value of the continuation of medical and dental benefits for the length of one year multiplied by the applicable multiplier identified above. The amount was determined based upon the applicable COBRA rates for the employee’s benefits. The value of the benefits was determined by using the current monthly premium amount for a similarly situated employee electing COBRA continuation coverage.

(3)	Mr. Clifton held 7,802 unvested restricted units on December 31, 2008. Vesting of these restricted units is at 100% and is contingent upon the satisfaction of a performance standard, and the performance standard has not been satisfied to date. See “Outstanding Equity Awards at Fiscal Year End.” Mr. Clifton also held 27,696 performance units on December 31, 2008. The amount in the table was reached by multiplying his 7,802 restricted units by the closing price of HEP units on December 31, 2008 of $21.35, to equal $166,573. Because Mr. Clifton is eligible to receive 150% of the performance units under the terms of the long-term incentive plan, his 27,696 performance units were first multiplied by 1.5, and then again by $21.35, to equal

$886,964. These two amounts, $166,573 and $886,964, were added together to reach the total amount of $1,053,537 that is disclosed in the table above.
(4)	Based upon a payment of 100% of the HEP restricted units as provided for under the terms of the long-term incentive equity agreements governing the awards of the units and based upon the closing price of HEP units on December 31, 2008 of $21.35.

(5)	Mr. Blair held 5,848 shares of restricted stock, and 6,864 performance units on December 31, 2008. The amount in the table was reached by multiplying his 5,848 shares of restricted stock by $21.35, to equal $124,855. Because Mr. Blair is eligible to receive 150% of the performance units under the terms of the long-term incentive plan, his 6,864 performance units were first multiplied by 1.5, and then again by $21.35, to equal $219,820. These two amounts, $124,855 and $219,820, were added together to reach the total amount of $344,675 that is disclosed in the table above.

(6)	Mr. McDonnell’s change in control agreement terminated upon his retirement on January 1, 2009.

(7)	Although Mr. Ridenour became a consultant March 31, 2008, the Committee determined that his work as a consultant will be treated as continuing employment for vesting purposes. Mr. Ridenour’s transition to a consulting agreement will have created an obligation to disclose any payments that he actually received at the termination of his employment status under this section, but as noted above, because his employment is largely with Holly and not HEP, these amounts, if any, will be discussed in Holly’s annual proxy statement. As his transition from employee to consultant did not impact the vesting of his equity compensation, we have treated Mr. Ridenour as continuing his services for us past his actual termination of employment date, and he will remain subject to the same restrictions on his equity awards as he did during the term of his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth as of February 6, 2009 the beneficial ownership of units of HEP held by beneficial owners of 5% or more of the units, by directors of HLS, the general partner of our general partner, by each executive officer and by all directors and executive officers of HLS as a group. HEP Logistics Holdings, L.P. is an indirect wholly-owned subsidiary of Holly Corporation. Unless otherwise indicated, the address for each unitholder shall be c/o Holly Energy Partners, L.P., 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915.

				Percentage
		Percentage		of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

HEP Logistics Holdings, L.P. (1)	290,000	3.5	7,000,000	88.2	45.8
Fiduciary Asset Management, LLC (2)	691,698	8.2	—	—	4.2
Alon USA	—	—	937,500	11.8	5.7
Kayne Anderson Capital Advisors, L.P. (3)	758,600	9.0	—	—	4.6
Tortoise Capital Advisors LLC (4)	573,524	6.8	—	—	3.5
Matthew P. Clifton(5)	67,246	*	—	—	*
David G. Blair(5)	8,948	*	—	—	*
Bruce R. Shaw (5)	5,253	*	—	—	*
Mark T. Cunningham(5)	4,783	*	—	—	*
P. Dean Ridenour (5)	28,653	*	—	—	*
Charles M. Darling, IV (5)	17,134	*	—	—	*
William J. Gray (5)	8,733	*	—	—	*
Jerry W. Pinkerton (5)	7,934	*	—	—	*
William P. Stengel (5)	6,934	*	—	—	*
All directors and executive officers as group (10 persons) (5)	157,618	1.9	—	—	1.0

*	Less than 1%

(1)	HEP Logistics Holdings, L.P., directly holds 70,000 common units. Holly Corporation is the ultimate parent company of HEP Logistics Holdings, L.P., and may, therefore, be deemed to beneficially own the units held by HEP Logistics Holdings, L.P. Additionally, 220,000 of the common units listed in the entry for HEP Logistics Holdings, L.P. are held by Holly Corporation or affiliates of Holly Corporation under common control with HEP Logistics Holdings, L.P. Holly Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The percentage of total units beneficially owned includes a 2% general partner interest held by HEP Logistics Holdings, L.P.

(2)	Fiduciary Asset Management, LLC has filed with the SEC a Schedule 13G/A, dated September 19, 2007. Based on this Schedule 13G/A, Fiduciary Asset Management, LLC has sole voting power and sole dispositive power with respect to zero units, and shared voting and dispositive power with respect to 691,698 units. The address of Fiduciary Asset Management, LLC is 8112 Maryland Avenue, Suite 400 St. Louis, MO 63105.

(3)	Kayne Anderson Capital Advisors, L.P. has filed with the SEC a Schedule 13G/A, dated January 23, 2008. Based on this Schedule 13G/A, Kayne Anderson Capital Advisors, L.P. has sole voting power and sole dispositive power with respect to zero units, and shared voting power and shared dispositive power with respect to 758,600 units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(4)	Tortoise Capital Advisors LLC has filed with the SEC a Schedule 13G/A, dated February 12, 2008. Based on this Schedule 13G/A, Tortoise Capital Advisors LLC has sole voting power and sole dispositive power with respect to zero units, shared voting power with respect to 532,372 units and shared dispositive power with respect to 573,524 units. The address of Tortoise Capital Advisors LLC is 10801 Mastin Blvd., Suite 222, Overland Park, Kansas 66210.

(5)	The number of units beneficially owned includes restricted common units granted as follows: 1,466 units each to Mr. Darling, Mr. Pinkerton and Mr. Stengel, 1,833 to Mr. Gray, 3,593 to Mr. Ridenour, 7,802 units to Mr. Clifton, 3,560 units to Mr. Blair, 3,272 units to Mr. Shaw, 1,484 units to Mr. Cunningham, a combined total of 25,942 units.
Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2008:

	Number of		Number of securities
	Securities to be		remaining available for
	issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	226,268

Total	—		226,268

For more information about our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11, “Executive and Director Compensation — Long-Term Incentive Plans”.
Item 13. Certain Relationships, Related Transactions and Director Independence
Our general partner and its affiliates own 7,000,000 of our subordinated units and 290,000 of our common units, which combined represent a 44% limited partner interest in us. In addition, the general partner owns a 2% general partner interest in us. Transactions with the general partner are discussed below.
On February 28, 2005, we acquired from Alon four refined products pipelines, an associated tank farm and two refined products terminals. The total consideration paid for these pipeline and terminal assets was $120.0 million in cash and 937,500 of our Class B subordinated units, which, subject to certain conditions, will convert into an equal number of common units on February 28, 2010. Alon owns all of our Class B subordinated units, which represents 5.7% of our total outstanding equity ownership.
For the year ended December 31, 2008, we recognized revenues of $11.6 million under the 15-year pipelines and terminals agreement with Alon and $7.0 million pursuant to capacity lease arrangements on our Orla to El Paso pipeline with Alon.
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
Operational stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions 98% to the unitholders, including our general partner and its affiliates as the holders of an aggregate of 7,000,000 of the subordinated units, 290,000 common units and 2% to the general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates	We pay Holly or its affiliates an administrative fee, currently $2.3 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase following the second and third anniversaries by the greater of 5% or the percentage increase in the consumer price index and may also increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HLS who provide services to us. Please read “Omnibus Agreement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
OMNIBUS AGREEMENT
On July 13, 2004, we entered into the Omnibus Agreement with Holly and our general partner that addresses the following matters:
•	our obligation to pay Holly an annual administrative fee, currently in the amount of $2.3 million, for the provision by Holly of certain general and administrative services;

•	Holly’s and its affiliates’ agreement not to compete with us under certain circumstances;

•	an indemnity by Holly for certain potential environmental liabilities;

•	our obligation to indemnify Holly for environmental liabilities related to our assets existing on the date of our initial public offering to the extent Holly is not required to indemnify us;

•	Holly’s right of first refusal to purchase our assets that serve Holly’s refineries.
Portions of the Omnibus Agreement relating to environmental indemnification have been amended in connection with our purchase of the Intermediate Pipelines in 2005 and the Crude Pipelines and Tankage Assets in 2008.
Payment of general and administrative services fee
Under the Omnibus Agreement we pay Holly an annual administrative fee, currently in the amount of $2.3 million, for the provision of various general and administrative services for our benefit. The contract provides that this amount may be increased on the third anniversary following our initial public offering by the greater of 5% or the percentage increase in the consumer price index for the applicable year. Our general partner, with the approval and consent of its conflicts committee, also has the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses. Following the initial three-year period under this agreement, our general partner will determine the general and administrative expenses that will be allocated to us.
The $2.3 million fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. The fee does not include salaries of pipeline and terminal personnel or other employees of HLS or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct general and administrative expenses they incur on our behalf.
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

Indemnification
Under the Omnibus Agreement, Holly has also agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification of up to $15.0 million through 2014 for the assets transferred to us at the time of our initial public offering in 2004 and up to $2.5 million through 2015 for the Intermediate Pipelines acquired in July 2005. In February 2008, Holly amended the Omnibus Agreement to provide an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets.
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
PIPELINES AND TERMINALS AGREEMENTS
We serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, terminal and tankage agreements with Holly. We have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019, the Holly PTA. Our second agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020, the Holly IPA. And third, we have an agreement that relates to the Crude Pipelines and Tankage Assets acquired from Holly and expires on February 29, 2023, the Holly CPTA.
These agreements are described under “Business — Agreements with Holly and Alon” under Item 1 of this Annual Report on Form 10-K .
Holly’s obligations under these agreements will not terminate if Holly and its affiliates no longer own the general partner. These agreements may be assigned by Holly only with the consent of our conflicts committee.
SUMMARY OF TRANSACTIONS WITH HOLLY
•	On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180.0 million. The consideration paid consisted of $171.0 million in cash and 217,497 of our common units having a fair value of $9.0 million. See “Holly Crude Pipelines and Tankage Transaction” under Item 1, “Business” of this Annual Report on Form 10-K.

•	Pipeline and terminal revenues received from Holly were $85.0 million, $61.0 million and $52.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include the revenues received under the Holly PTA, Holly IPA and Holly CPTA.

•	Other revenues for the year ended December 31, 2007 were $2.7 million related to our sale of inventory of accumulated terminal overages of refined product. These overages arose from net product gains at our terminals from the beginning of 2005 through the third quarter of 2007. We have negotiated an amendment to our pipelines and terminals agreement with Holly that provides that such terminal overages of refined product shall belong to Holly in the future.
•	Holly charged general and administrative services under the Omnibus Agreement of $2.2 million for the year ended December 31, 2008 and $2.0 million for each of the years ended December 31, 2007 and 2006.

•	We reimbursed Holly for costs of employees supporting our operations of $13.1 million, $8.5 million and $7.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Holly reimbursed us $0.3 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively, for certain costs paid on their behalf.

•	We distributed $25.6 million, $22.8 million and $20.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.
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
There are no transactions disclosed in this Item 13 entered into since January 1, 2008 that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.
Item 14. Principal Accountant Fees and Services
The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the Partnership for the 2008 calendar year.
Fees paid to Ernst & Young LLP for 2008 and 2007 are as follows:

	2008	2007
Audit Fees (1)	$592,300	$535,000
Audit Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

Total	$592,300	$535,000

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and internal controls over financial reporting, review of our quarterly financial statements, and procedures performed as part of our securities filings.

(2)	Tax services are among the administrative services that Holly provides to HEP under the Omnibus Agreement. Therefore, Holly paid $212,200 and $415,300 to Ernst & Young LLP for tax services provided to HEP in the years ended December 31, 2008 and 2007, respectively. Beginning in 2009, one-half of all fees related to tax services and all fees related to the preparartion of our Partnership K-1’s will be paid by us.
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
     (3) Exhibits

2.1	Purchase and Sale Agreement, dated February 25, 2008 between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

3.1	First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.2	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

3.3	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., as amended, dated July 6, 2005 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

3.4	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 15, 2008, File No. 1-32225).

3.5	First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners — Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.6	First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P. (incorporated by reference to Exhibit 3.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.7	First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 3.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.8	First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1	Indenture, dated February 28, 2005, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.2	Form of 6.25% Senior Note Due 2015 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.3	Form of Notation of Guarantee (included as Exhibit E to the Indenture filed as Exhibit 4.1 hereto) (incorporated by reference to Exhibit 4.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

4.4	First Supplemental Indenture, dated March 10, 2005, among HEP Fin-Tex/Trust-River, L.P., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005, File No. 1-32225).

4.5	Second Supplemental Indenture, dated April 27, 2005, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2005, File No. 1-32225).

10.1	Option Agreement, dated January 31, 2008, by and among Holly Corporation, Holly UNEV Pipeline Company, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 5, 2008, File No. 1-32225).

10.2	Pipelines and Tankage Agreement, dated February 29, 2008, between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., HEP Pipeline, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.3	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.4	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.5	Mortgage, Line of Credit Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.6	Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.7	Mortgage and Deed of Trust, dated February 29, 2008, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.8	Fee and Leasehold Deed of Trust, dated February 29, 2008, by HEP Woods Cross, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K Current Report dated March 6, 2008, File No. 1-32225).

10.9	Amended and Restated Credit Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger, Bank of America, N.A., as syndication agent, Guaranty Bank, as documentation agent and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 31, 2007, File No. 1-32225).

10.10	Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2008, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

10.11	Amendment No. 2 to Amended and Restated Credit Agreement, dated September 8, 2008, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries acting as guarantors, Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed October 31, 2008, File No. 1-32225)

10.12*	Amended and Restated Pledge Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement).

10.13*	Amended and Restated Guaranty Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement).

10.14*	Amended and Restated Security Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement).

10.15*	Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement (for purposes of granting security interests in real property in connection with the Amended and Restated Credit Agreement).

10.16	Form of Mortgage and Deed of Trust (Oklahoma) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.17	Form of Mortgage and Deed of Trust (Texas) (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.18	Mortgage and Deed of Trust, dated July 8, 2005, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.19	Omnibus Agreement, effective as of July 13, 2004, as amended, among Holly Corporation, Navajo Pipeline Co., L.P., Holly Logistic Services, L.L.C., HEP Logistics Holdings, L.P., Holly Energy Partners, L.P., HEP Logistics GP, L.L.C. and HEP Operating Company, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225). See the amendments to the Omnibus Agreement contained in Section 10.11 of Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2005 and in Section 10.11 of Exhibit 2.1 to this Annual Report on Form 10-K.

10.20	Pipelines and Terminals Agreement, dated July 13, 2004, by and among Holly Corporation, Navajo Refining Company, L.P., Holly Refining and Marketing Company, Holly Energy Partners, L.P., HEP Operating Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C., and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.21	Fifth Amendment to Pipelines and Terminals Agreement, dated October 15, 2007, by and among Holly Corporation, Navajo Refining Company, L.P., Holly Refining and Marketing Company, Holly Energy Partners — Operating, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 19, 2007, File No. 1-32225).

10.22	Pipelines and Terminals Agreement, dated February 28, 2005, among the Partnership and Alon USA, LP2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.23	Pipelines Agreement, dated July 8, 2005, among Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., Holly Corporation, HEP Pipeline, L.L.C., Navajo Refining Company, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.24	Corrected Version Dated October 10, 2007 of Amendment and Supplement to Pipeline Lease Agreement effective as of August 31, 2007 between HEP Pipeline Assets, Limited Partnership and Alon USA, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated October 16, 2007, File No. 1-32225).

10.25+	Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.26+*	First Amendment to the Holly Energy Partners, L.P. Long-Tem Incentive Plan, dated December 31, 2008.

10.27+*	Second Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, date December 31, 2008.

10.28+	Holly Logistic Services, L.L.C. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.29+	Form of Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.30+	Form of Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.31+	Form of Restricted Unit Agreement (with Performance Vesting) (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.32+	Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.33+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated January 12, 2007, File No. 1-32225).

10.34+	First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005, File No. 1-32225).

10.35+	Holly Energy Partners, L.P. Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 20, 2008, File No. 1-32225).

10.36+	Form of Amendment to Performance Unit Agreement Under the Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report dated February 10, 2006, File No. 1-32225).

10.37+*	First Amendment to Form of Performance Unit Agreement under the Holly Energy Partners, L.P. Long-Term Incentive Plan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)
	By:	HEP LOGISTICS HOLDINGS, L.P.
its General Partner

	By:	HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 13, 2009		/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board of Directors and Chief Executive Officer

/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

/s/ Charles M. Darling, IV
Charles M. Darling, IV
Director

/s/ William J. Gray
William J. Gray
Director

/s/ Jerry W. Pinkerton
Jerry W. Pinkerton
Director

/s/ P. Dean Ridenour
P. Dean Ridenour
Director

/s/ William P. Stengel
William P. Stengel
Director