Form 10-Q
period 2009-03-31
HOLLY ENERGY PARTNERS LP
filed 2009-04-30
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from___to___.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
The registrant has not yet been phased in to the Interactive Data File requirements.
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the registrant’s outstanding common units at April 24, 2009 was 8,390,000.

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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, in conjunction with the forward-looking statements included in this Form 10-Q that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2009	December 31,
	(Unaudited)	2008
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$4,321	$5,269
Accounts receivable:
Trade	4,159	5,082
Affiliates	11,731	9,395

	15,890	14,477
Prepaid and other current assets	351	593

Total current assets	20,562	20,339

Properties and equipment, net	296,343	290,284
Transportation agreements, net	120,646	122,383
Investment in SLC Pipeline	25,675	—
Other assets	6,319	6,682

Total assets	$469,545	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,692	$5,816
Accounts payable — affiliates	3,142	2,202
Accrued interest	922	2,845
Deferred revenue	16,020	15,658
Accrued property taxes	810	1,145
Other current liabilities	965	1,505
Short-term borrowings under credit agreement	—	29,000

Total current liabilities	27,551	58,171

Commitments and contingencies	—	—
Long-term debt	424,802	355,793
Other long-term liabilities	17,774	17,604

Equity:
Holly Energy Partners, L.P. partners’ equity (deficit):
Common unitholders (8,390,000 units issued and outstanding at March 31, 2009 and December 31, 2008)	164,248	169,126
Subordinated unitholders (7,000,000 units issued and outstanding at March 31, 2009 and December 31, 2008)	(88,568)	(85,059)
Class B subordinated unitholders (937,500 units issued and outstanding at March 31, 2009 and December 31, 2008)	20,984	21,455
General partner interest (2% interest)	(94,842)	(94,653)
Accumulated other comprehensive loss	(13,117)	(12,967)

Total Holly Energy Partners, L.P. partners’ deficit	(11,295)	(2,098)

Noncontrolling interest	10,713	10,218

Total equity (deficit)	(582)	8,120

Total liabilities and equity	$469,545	$439,688

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per unit data)
Revenues:
Affiliates	$18,323	$18,327
Third parties	13,801	8,949

	32,124	27,276

Operating costs and expenses:
Operations	10,796	9,727
Depreciation and amortization	6,256	4,313
General and administrative	1,324	1,286

	18,376	15,326

Operating income	13,748	11,950

Other income (expense):
Equity in earnings of SLC Pipeline	175	—
SLC Pipeline acquisition costs	(2,500)	—
Interest income	6	93
Interest expense	(5,403)	(3,807)
Gain on sale of assets	—	36

	(7,722)	(3,678)

Income before income taxes	6,026	8,272

State income tax	(92)	(68)

Net income	5,934	8,204

Less noncontrolling interest in net income	495	406

Net income attributable to Holly Energy Partners, L.P.	5,439	7,798

Less general partner interest in net income attributable to Holly Energy Partners, L.P.	1,293	880

Limited partners’ interest in net income attributable to Holly Energy Partners, L.P.	$4,146	$6,918

Limited partners’ per unit interest in net income attributable to Holly Energy Partners, L.P. – basic and diluted	$0.25	$0.43

Weighted average limited partners’ units outstanding	16,328	16,181

     See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$5,934	$8,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,256	4,313
Equity in earnings of SLC Pipeline	(175)	—
Change in fair value — interest rate swaps	216	—
Amortization of restricted and performance units	(52)	94
Gain on sale of assets	—	(36)
(Increase) decrease in current assets:
Accounts receivable	923	1,427
Accounts receivable — affiliates	(2,336)	(2,073)
Prepaid and other current assets	242	204
Increase (decrease) in current liabilities:
Accounts payable	(124)	1,762
Accounts payable — affiliates	940	(953)
Accrued interest	(1,923)	(1,969)
Deferred revenue	362	1,851
Accrued property taxes	(335)	(551)
Other current liabilities	(540)	(177)
Other, net	168	308

Net cash provided by operating activities	9,556	12,404

Cash flows from investing activities
Additions to properties and equipment	(10,570)	(11,086)
Investment in SLC Pipeline	(25,500)	—
Acquisition of crude pipelines and tankage assets	—	(171,000)
Proceeds from sale of assets	—	36

Net cash used for investing activities	(36,070)	(182,050)

Cash flows from financing activities
Net borrowings under credit agreement	40,000	181,000
Distributions to HEP partners	(13,818)	(12,623)
Purchase of units for restricted grants	(616)	(514)
Proceeds from issuance of common units	—	104
Contribution from general partner	—	186
Deferred financing costs	—	(591)

Net cash provided by financing activities	25,566	167,562

Cash and cash equivalents
Decrease for period	(948)	(2,084)
Beginning of period	5,269	10,321

End of period	$4,321	$8,237

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Holly Energy Partners, L.P. Partners' Equity (Deficit):
					Accumulated
			Class B	General	Other	Non-
	Common	Subordinated	Subordinated	Partner	Comprehensive	Controlling
	Units	Units	Units	Interest	Loss	Interest	Total
	(In thousands)
Balance December 31, 2008	$169,126	$(85,059)	$21,455	$(94,653)	$(12,967)	$10,218	$8,120
Distributions	(6,421)	(5,354)	(718)	(1,325)	—	—	(13,818)
Purchase of units for restricted grants	(616)	—	—	—	—	—	(616)
Amortization of restricted and performance units	(52)	—	—	—	—	—	(52)
Comprehensive income:
Net income	2,211	1,845	247	1,136	—	495	5,934
Change in fair value of cash flow hedge	—	—	—	—	(150)	—	(150)

Comprehensive income	2,211	1,845	247	1,136	(150)	495	5,784

Balance March 31, 2009	$164,248	$(88,568)	$20,984	$(94,842)	$(13,117)	$10,713	$(582)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 46% owned by Holly Corporation and its subsidiaries (collectively “Holly”). We commenced operations July 13, 2004 upon the completion of our initial public offering. In this document, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum product and crude oil pipelines, tankage and terminal facilities.
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. We own and operate the two parallel intermediate feedstock pipelines (the “Intermediate Pipelines”), which connect the New Mexico refining facilities. Our operations serving the Navajo Refinery include refined product pipelines that serve as part of the refinery’s product distribution network. We also own and operate crude oil pipelines and on-site crude oil tankage that supply and support the refinery. Our terminal operations serving the Navajo Refinery include an on-site truck rack at the refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
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
In February 2008, we acquired crude pipeline and tankage assets from Holly (the “Crude Pipelines and Tankage Assets”), that service Holly’s Navajo and Woods Cross Refineries. Our pipeline, tankage and terminalling operations reflect the operations of our crude pipeline and tankage assets commencing March 1, 2008. See Note 2 for additional information.
We also own and operate refined products pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
Additionally, we own a refined product terminal in Mountain Home, Idaho, and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”), which provides transportation of liquefied petroleum gases to northern Mexico.
In March 2009, we acquired a 25% joint venture interest in a new 95-mile intrastate pipeline system (the “SLC Pipeline”) jointly owned by Plains All American Pipeline, L.P. (“Plains”) and us. See Note 10 for additional information on the SLC Pipeline joint venture.
The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2009.

Recent Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, which changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. We adopted this standard effective January 1, 2009. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the non-controlling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of this standard, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Furthermore, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have adopted this standard on a retroactive basis. While this presentation differs from previous GAAP requirements, this standard did not affect our net income and equity attributable to HEP partners.
SFAS 141(R) Business Combinations
SFAS No. 141(R) became effective January 1, 2009, which establishes principles and requirements for how an acquirer accounts for a business combination. It also requires that acquisition-related transaction and restructuring costs be expensed rather than be capitalized as part of the cost of an acquired business. Accordingly, we were required to expense the $2.5 million finder’s fee related to the acquisition of our SLC Pipeline joint venture interest.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”
In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS 133 to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. We adopted this standard effective January 1, 2009. See Note 6 for disclosure of our derivative instruments and hedging activity.
EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”
In March 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-04, which prescribes the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holder. We adopted this standard effective January 1, 2009. As a result, quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of this standard, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have adopted this standard on a retroactive basis. Although this standard resulted in a decrease in our limited partners’ interest in net income attributable to Holly Energy Partners, L.P. for the first quarter of 2008, it did not affect last year’s first quarter earnings of $0.43 per limited partner unit.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”
In June 2006, the FASB issued FSP No. 03-6-1 which provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under FASB No. 128, Earnings per Share. We adopted this standard effective January 1, 2009. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.

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
Note 3: Properties and Equipment

	March 31,	December 31,
	2009	2008
	(In thousands)
Pipelines and terminals	$309,326	$308,056
Land and right of way	24,991	24,991
Other	11,660	11,498
Construction in progress	48,889	38,589

	394,866	383,134
Less accumulated depreciation	98,523	92,850

	$296,343	$290,284

We capitalized $0.3 million and $0.2 million in interest related to major construction projects during the three months ended March 31, 2009 and 2008, respectively.
Note 4: Transportation Agreements
Our transportation agreements consist of the following:
•	The Alon transportation agreement (the “Alon PTA”) represents a portion of the total purchase price of the Alon assets that was allocated based on an estimated fair value derived under an income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.

•	The Holly crude pipelines and tankage agreement represents a portion of the total purchase price of the Crude Pipelines and Tankage Assets that was allocated using a fair value based on the agreement’s expected contribution to our future earnings under an income approach. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.

The carrying amounts of our transportation agreements are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	13,518	11,781

	$120,646	$122,383

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
Note 5: Employees, Retirement and Benefit Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with Holly (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.6 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
On March 31, 2009, we had two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2009, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 200,541 had not yet been granted.
Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and directors who perform services for us, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for certain key executives is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit grant was measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.

A summary of restricted unit activity and changes during the three months ended March 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2009 (not vested)	53,505	$41.28
Granted	26,562	23.30
Forfeited	(2,152)	42.53
Vesting and transfer of full ownership to recipients	(23,318)	37.70

Outstanding at March 31, 2009 (not vested)	54,597	$34.01	1.2 years	$1,268

The fair value of restricted units that were vested and transferred to recipients during the three months ended March 31, 2009 and 2008 were $0.9 million and $0.5 million, respectively. As of March 31, 2009, there was $1.0 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.
During the three months ended March 31, 2009, we paid $0.6 million for the purchase of 26,431 of our common units in the open market for the recipients of our 2009 restricted unit grants.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable based upon the growth in distributions on our common units during the requisite period, and generally vest over a period of three years. As of March 31, 2009, estimated share payouts for outstanding nonvested performance unit awards ranged from 0% to 150%.
We granted 28,113 performance units to certain officers in March 2009. These units will vest over a three-year performance period ending December 31, 2011 and are payable in HEP common units. The number of units actually earned will be based on the growth of distributions to limited partners over the performance period, and can range from 50% to 150% of the number of performance units issued. The fair value of these performance units is based on the grant date closing unit price of $23.30 and will apply to the number of units ultimately awarded.
A summary of performance unit activity and changes during the three months ended March 31, 2009 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2009 (not vested)	36,971
Granted	28,113
Forfeited	—
Vesting and transfer of common units to recipients	(10,313)

Outstanding at March 31, 2009 (not vested)	54,771

The fair value of performance units that were vested and transferred to recipients during the three months ended March 31, 2009 and 2008 were $0.4 million and $0.1 million, respectively. Based on the weighted average grant date fair value of $32.95 at March 31, 2009 there was $1.5 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 6: Debt
Credit Agreement
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement including advances used for the financing of capital projects are classified as long-term liabilities. During the three months ended March 31, 2009, we received net advances totaling $40.0 million that were used as interim financing for capital projects and the purchase of our SLC Pipeline joint venture interest. As of March 31, 2009, we had $240.0 million outstanding under the Credit Agreement.
Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. Any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in us, are not significant.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of March 31, 2009, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2009, we are subject to a 0.30% commitment fee on the $60.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Senior Notes Due 2015
Our senior notes maturing March 1, 2015 are registered with the U.S. Securities and Exchange Commission (“SEC”) and bear interest at 6.25% (the “Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. Any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in us, are not significant.
The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$240,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,249)	(2,344)
Unamortized premium — de-designated fair value hedge	2,051	2,137

	184,802	184,793

Total debt	424,802	384,793
Less net short-term borrowings under credit agreement (1)	—	29,000

Total long-term debt (1)	$424,802	$355,793

(1)	We are currently classifying all borrowings under the Credit Agreement as long-term. At December 31, 2008, we reclassified certain of our Credit Agreement borrowings as short-term.
Interest Rate Risk Management
We use interest rate derivatives to manage our exposure to interest rate risk. As of March 31, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2009. The maturity date of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2009, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 2.42% as of March 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the three months ended March 31, 2009, we recognized $0.2 million in interest expense attributable to fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Our interest rate swaps are valued using Level 2 inputs. Additional information on our interest rate swaps as of March 31, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
			(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets	$3,762	Long-term debt	$(2,051)
- $60 million of 6.25% Senior Notes			HEP partners’ deficit	(1,942	)(1)
			Interest expense	231	(2)

		$3,762		$(3,762)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(13,117)	Accumulated other comprehensive loss	$13,117

Variable-to-fixed interest rate swap	Other long-term		HEP partners' deficit	4,166	(1)
- $60 million	liabilities	(4,064)	Interest expense	(102)

		$(17,181)		$17,181

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to de-designated hedge.
Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swaps	$2,881	$2,710
Credit Agreement, net of interest rate swap	2,570	984
Net amortization of discount and deferred debt issuance costs	176	223
Commitment fees	65	71

Total interest incurred	5,692	3,988
Less capitalized interest	289	181

Net interest expense	$5,403	$3,807

Cash paid for interest(1)	$8,501	$5,013

(1)	Net of cash received under our interest rate swap agreements of $1.9 million for each of the three months ended March 31, 2009 and 2008.
The estimated fair value of our Senior Notes was $136.9 million at March 31, 2009.

Note 7: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP Plc (“BP”). The major concentration of our pipeline system revenues are derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended
	March 31,
	2009	2008
Holly	57%	67%
Alon	29%	19%
BP	5%	10%
Note 8: Related Party Transactions
Holly and Alon Agreements
As of March 31, 2009, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline and terminal and tankage agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
We have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering and expires in 2019, the Holly PTA. Our second agreement with Holly relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020, the Holly IPA. And third, we have the Holly CPTA that relates to the Crude Pipelines and Tankage Assets acquired from Holly in 2008 and expires on February 29, 2023.
Under the Holly PTA, Holly IPA and Holly CPTA, Holly agreed to transport and store volumes of refined product and crude oil on our pipelines and terminal and tankage facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change equal to the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate equal to the percentage change in the PPI or FERC index, but generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor which is reviewed periodically. Following the July 1, 2008 PPI rate adjustments, these agreements will result in minimum payments to us of $81.3 million for the twelve months ended June 30, 2009.
We also have a 15-year pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariffs are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2009 PPI rate adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2010 decreased to $21.7 million.
If Holly or Alon fail to meet their minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. With the exception of the Holly CPTA, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
Under certain provisions of the Omnibus Agreement that we entered with Holly in July 2004 and that expires in 2019, we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

•	Pipeline, terminal and tankage revenues received from Holly were $18.3 million for each of the three months ended March 31, 2009 and 2008. These amounts include the revenues received under the Holly PTA, Holly IPA and Holly CPTA.
•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.
•	We reimbursed Holly for costs of employees supporting our operations of $4.7 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.
•	During the three months ended March 31, 2009, we paid Holly a $2.5 million finder’s fee in consideration for their assistance in obtaining our joint venture interest in the SLC Pipeline.
•	We distributed $6.9 million and $6.1 million during the three months ended March 31, 2009 and 2008, respectively, to Holly as regular distributions on its subordinated units, common units and general partner interest.
•	Our accounts receivable from Holly was $11.7 million and $9.4 million at March 31, 2009 and December 31, 2008, respectively.
•	Holly has failed to meet its minimum volume commitment for each of the fifteen quarters since inception of the Holly IPA. Through March 31, 2009, we have charged Holly $8.7 million for these shortfalls to date, $1.8 million and $0.5 million of which is included in affiliate accounts receivable at March 31, 2009 and December 31, 2008, respectively.
•	Our revenues for the three months ended March 31, 2009 include $0.2 million of shortfalls billed under the Holly IPA in 2008 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2009 and December 31, 2008, includes $3.9 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.9 million deferred at March 31, 2009.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them on February 28, 2005.
•	Pipeline and terminal revenues received from Alon were $7.7 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.
•	We distributed $0.7 million during each of the three months ended March 31, 2009 and 2008 to Alon for distributions on its Class B subordinated units.
•	Included in our accounts receivable — trade were $3.3 million and $2.5 million at March 31, 2009 and December 31, 2008, respectively, which represented receivable balances from Alon.
•	Our revenues for the three months ended March 31, 2009 include $2.9 million of shortfalls billed under the Alon PTA in 2008 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2009 and December 31, 2008 includes $11.1 million and $13.3 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $11.1 million deferred at March 31, 2009.
BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.

•	BP is one of multiple shippers on the Rio Grande pipeline. We recorded revenues from BP of $1.7 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.
•	Included in our accounts receivable — trade at March 31, 2009 and December 31, 2008 were $0.5 million and $1.1 million, respectively, which represented the receivable balance of Rio Grande from BP.
Note 9: HEP Partners’ Equity, Income Allocations, Cash Distributions and Comprehensive Income
Issuances of units
Holly currently holds 7,000,000 of our subordinated units and 290,000 of our common units, which constitutes a 46% ownership interest in us, including the 2% general partner interest. The subordination period of Holly’s subordinated units will extend until the first day of any quarter beginning after June 30, 2009 that each of the following tests are met: distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in its partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. The Holly subordinated units will convert to common units (on a one-for-one basis) on July 1, 2009 if these conditions are met.
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
Allocations of Net Income
Net income attributable to Holly Energy Partners, L.P. is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions is allocated to the general partner, the remaining net income attributable to HEP is generally allocated to the partners based on their weighted average ownership percentage during the period.
Cash Distributions
We consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our Credit Agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the agreement, occurs or would result from the cash distribution.
Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for each period in which they apply.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per unit data)
General partner interest	$283	$260
General partner incentive distribution	1,205	738

Total general partner distribution	1,488	998
Limited partner distribution	12,654	12,035

Total regular quarterly cash distribution	$14,142	$13,033

Cash distribution per unit applicable to limited partners	$0.775	$0.735

On April 23, 2009, we announced our cash distribution for the first quarter of 2009 of $0.775 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid May 14, 2009 to all unitholders of record on May 5, 2009.
As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004 and the intermediate pipelines purchased from Holly in 2005 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $157.3 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to equity.
Comprehensive Income
We have other comprehensive losses resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$5,934	$8,204
Other comprehensive loss:
Change in fair value of cash flow hedge	(150)	(4,349)

Comprehensive income	5,784	3,855

Less noncontrolling interest in comprehensive income	(495)	(406)

Comprehensive income attributable to HEP unitholders	$5,289	$3,449

Note 10: SLC Pipeline Joint Venture
In March 2009, we acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system jointly owned by Plains and us. The SLC Pipeline allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline was $28.0 million, consisting of the capitalized $25.5 million joint venture contribution and the $2.5 million finder’s fee paid to Holly that was expensed as acquisition costs.
We account for our investment using the equity method of accounting. Under the equity method of accounting, we record our pro-rata share of earnings of the SLC Pipeline. Contributions to and distributions from the SLC Pipeline are recorded as adjustments to our investment balance.
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $0.2 million for the three months ended March 31, 2009.

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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
March 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,105	$3,214	$—	$4,321
Accounts receivable	—	15,104	786	—	15,890
Intercompany accounts receivable (payable)	(213,794)	213,980	(186)	—	—
Prepaid and other current assets	91	260	—	—	351

Total current assets	(213,701)	230,449	3,814	—	20,562

Properties and equipment, net	—	264,234	32,109	—	296,343
Investment in subsidiaries	385,831	24,998	—	(410,829)	—
Transportation agreements, net	—	120,646	—	—	120,646
Investment in SLC Pipeline	—	25,675	—	—	25,675
Other assets	5,067	1,252	—	—	6,319

Total assets	$177,197	$667,254	$35,923	$(410,829)	$469,545

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,764	$70	$—	$8,834
Accrued interest	(888)	1,810	—	—	922
Deferred revenue	—	16,020	—	—	16,020
Accrued property taxes	—	763	47	—	810
Other current liabilities	2,078	(1,208)	95	—	965

Total current liabilities	1,190	26,149	212	—	27,551

Long-term debt	184,802	240,000	—	—	424,802
Other long-term liabilities	—	17,774	—	—	17,774
Equity	(8,795)	383,331	35,711	(410,829)	(582)

Total liabilities and equity	$177,197	$667,254	$35,923	$(410,829)	$469,545

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,706	$1,561	$—	$5,269
Accounts receivable	—	13,332	1,145	—	14,477
Intercompany accounts receivable (payable)	(197,828)	197,979	(151)	—	—
Prepaid and other current assets	176	417	—	—	593

Total current assets	(197,650)	215,434	2,555	—	20,339

Properties and equipment, net	—	257,886	32,398	—	290,284
Investment in subsidiaries	378,481	23,842	—	(402,323)	—
Transportation agreements, net	—	122,383	—	—	122,383
Other assets	5,300	1,382	—	—	6,682

Total assets	$186,131	$620,927	$34,953	$(402,323)	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$7,357	$661	$—	$8,018
Accrued interest	(27,778)	30,623	—	—	2,845
Deferred revenue	—	15,658	—	—	15,658
Accrued property taxes	—	1,015	130	—	1,145
Other current liabilities	31,214	(29,811)	102	—	1,505
Short-term borrowings under credit agreement	—	29,000	—	—	29,000

Total current liabilities	3,436	53,842	893	—	58,171

Long-term debt	184,793	171,000	—	—	355,793
Other long-term liabilities	—	17,604	—	—	17,604
Equity	(2,098)	378,481	34,060	(402,323)	8,120

Total liabilities and equity	$186,131	$620,927	$34,953	$(402,323)	$439,688

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$18,323	$—	$—	$18,323
Third parties	—	11,353	2,792	(344)	13,801

	—	29,676	2,792	(344)	32,124

Operating costs and expenses:
Operations	—	10,349	791	(344)	10,796
Depreciation and amortization	—	5,916	340	—	6,256
General and administrative	698	636	(10)	—	1,324

	698	16,901	1,121	(344)	18,376

Operating income (loss)	(698)	12,775	1,671	—	13,748

Other income (expense):
Equity in earnings of subsidiaries	11,564	1,156	—	(12,720)	—
Equity in earnings of SLC Pipeline	—	175	—	—	175
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)
Interest income (expense)	(2,927)	(2,470)	—	—	(5,397)

	8,637	(3,639)	—	(12,720)	(7,722)

Income (loss) before income taxes	7,939	9,136	1,671	(12,720)	6,026

State income tax	—	(72)	(20)	—	(92)

Net income	7,939	9,064	1,651	(12,720)	5,934

Less noncontrolling interest in net income	—	—	—	495	495

Net income attributable to HEP partners	$7,939	$9,064	$1,651	$(13,215)	$5,439

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$18,327	$—	$—	$18,327
Third parties	—	6,516	2,750	(317)	8,949

	—	24,843	2,750	(317)	27,276

Operating costs and expenses:
Operations	—	8,973	1,071	(317)	9,727
Depreciation and amortization	—	3,988	325	—	4,313
General and administrative	742	543	1	—	1,286

	742	13,504	1,397	(317)	15,326

Operating income (loss)	(742)	11,339	1,353	—	11,950

Other income (expense):
Equity in earnings of subsidiaries	11,554	947	—	(12,501)	—
Interest income (expense)	(3,014)	(719)	19	—	(3,714)
Gain on sale of assets	—	36	—	—	36

	8,540	264	19	(12,501)	(3,678)

Income (loss) before income taxes	7,798	11,603	1,372	(12,501)	8,272

State income tax	—	(49)	(19)	—	(68)

Net income	7,798	11,554	1,353	(12,501)	8,204

Less noncontrolling interest in net income	—	—	—	406	406

Net income attributable to HEP partners	$7,798	$11,554	$1,353	$(12,907)	$7,798

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$13,818	$(5,966)	$1,704	$—	$9,556

Cash flows from investing activities
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)
Additions to properties and equipment	—	(10,518)	(52)	—	(10,570)

	—	(36,018)	(52)	—	(36,070)

Cash flows from financing activities
Borrowings under credit agreement	—	40,000	—	—	40,000
Distributions to partners	(13,818)	—	—	—	(13,818)
Purchase of units for restricted grants	—	(616)	—	—	(616)

	(13,818)	39,384	—	—	25,566

Cash and cash equivalents
Increase (decrease) for the period	—	(2,600)	1,652	—	(948)
Beginning of period	2	3,706	1,561	—	5,269

End of period	$2	$1,106	$3,213	$—	$4,321

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$3,908	$6,154	$2,342	$—	$12,404

Cash flows from investing activities
Additions to properties and equipment	—	(11,041)	(45)	—	(11,086)
Acquisition of crude pipelines and tankage assets	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(182,005)	(45)	—	(182,050)

Cash flows from financing activities
Borrowings under credit agreement	—	181,000	—	—	181,000
Proceeds from issuance of common units	—	104	—	—	104
Distributions to partners	(12,437)	—	—	—	(12,437)
Purchase of units for restricted grants	(514)	—	—	—	(514)
Deferred financing costs	—	(591)	—	—	(591)

	(12,951)	180,513	—	—	167,562

Cash and cash equivalents
Increase (decrease) for the period	(9,043)	4,662	2,297	—	(2,084)
Beginning of period	2	8,060	2,259	—	10,321

End of period	$(9,041)	$12,722	$4,556	$—	$8,237

HOLLY ENERGY PARTNERS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership. We own and operate substantially all of the petroleum product and crude oil pipeline, tankage and terminalling assets that support the Holly Corporation (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Idaho and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). Holly currently owns a 46% interest in us. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
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
In February 2008, we acquired crude pipeline and tankage assets from Holly (the “Crude Pipelines and Tankage Assets”), primarily consisting of crude oil trunk lines and gathering lines, product and crude oil pipelines and tankage that service Holly’s Navajo and Woods Cross Refineries and a leased jet fuel terminal. Our pipeline, tankage and terminalling operations reflect the operations of our crude pipeline and tankage assets commencing March 1, 2008.
In March 2009, we acquired a 25% joint venture interest in a new 95-mile intrastate pipeline system (the “SLC Pipeline”) jointly owned by Plains All American Pipeline, L.P. (“Plains”) and us. The SLC Pipeline allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The SLC Pipeline commenced pipeline operations effective March 2009.
For the three months ended March 31, 2009, our revenues were $32.1 million compared to $27.3 million for the three months ended March 31, 2008. Our total operating costs and expenses for the three months ended March 31, 2009 were $18.4 million compared to $15.3 million for the same period of 2008.
Net income attributable to HEP partners was $5.4 million ($0.25 per basic and diluted limited partner unit) for the three months ended March 31, 2009 compared to $7.8 million ($0.43 per basic and diluted limited partner unit) for the same period of 2008. Under new accounting guidance effective January 1, 2009, we were required to expense certain acquisition costs of $2.5 million associated with our joint venture agreement with Plains that closed in March 2009. Under guidance effective until December 31, 2008, we would have been required to capitalize these costs as part of our investment in the joint venture.
Agreements with Holly Corporation and Alon
As of March 31, 2009, we serve Holly’s refineries in New Mexico and Utah under three 15-year pipeline, tankage and terminal agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
We have an agreement that relates to the pipelines and terminals contributed by Holly to us at the time of our initial public offering in 2004 and expires in 2019 (the “Holly PTA”). Our second agreement relates to the Intermediate Pipelines acquired from Holly in July 2005 and expires in 2020 (the “Holly IPA”). Our third agreement relates to the Crude Pipelines and Tankage Assets acquired from Holly and expires on February 29, 2023 (the “Holly CPTA”).

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
At March 31, 2009, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type
Holly PTA	$41.2	2019	Minimum revenue commitment
Holly IPA	13.3	2020	Minimum revenue commitment
Holly CPTA	26.8	2022	Minimum revenue commitment
Alon PTA	21.7	2020	Minimum volume commitment
Alon capacity lease	6.8	Various	Capacity lease

Total	$109.8

We depend on our agreements with Holly and Alon for the majority of our revenues. A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
Under certain provisions of an omnibus agreement that we entered into with Holly in July 2004 and expires in 2019 (the “Omnibus Agreement”), we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes

The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,		Change from
	2009	2008	2008
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$7,553	$9,568	$(2,015)
Affiliates — intermediate pipelines	1,766	3,593	(1,827)
Affiliates — crude pipelines	6,901	2,195	4,706

	16,220	15,356	864
Third parties — refined product pipelines	12,267	7,835	4,432

	28,487	23,191	5,296

Terminals, refinery tankage and truck loading racks:
Affiliates	2,103	2,971	(868)
Third parties	1,534	1,114	420

	3,637	4,085	(448)

Total revenues	32,124	27,276	4,848

Operating costs and expenses:
Operations	10,796	9,727	1,069
Depreciation and amortization	6,256	4,313	1,943
General and administrative	1,324	1,286	38

	18,376	15,326	3,050

Operating income	13,748	11,950	1,798

Other income (expense):
Equity in earnings of SLC Pipeline	175	—	175
SLC Pipeline acquisition costs	(2,500)	—	(2,500)
Interest income	6	93	(87)
Interest expense, including amortization	(5,403)	(3,807)	(1,596)
Gain on sale of assets	—	36	(36)

	(7,722)	(3,678)	(4,044)

Income before income taxes	6,026	8,272	(2,246)

State income tax	(92)	(68)	(24)

Net income(8)	5,934	8,204	(2,270)

Less noncontrolling interest in net income(8)	495	406	89

Net income attributable to HEP(8)	5,439	7,798	(2,359)

Less general partner interest in net income attributable to HEP, including incentive distributions (1)	1,293	880	413

Limited partners’ interest in net income attributable to HEP	$4,146	$6,918	$(2,772)

Limited partners’ per unit interest in net income attributable to HEP — basic and diluted(1)(9)	$0.25	$0.43	$(0.18)

Weighted average limited partners’ units outstanding	16,328	16,181	147

EBITDA (2)	$17,184	$15,893	$1,291

Distributable cash flow (3)	$14,356	$13,708	$648

Volumes — barrels per day (“bpd”)(4)

Pipelines:
Affiliates — refined product pipelines	62,338	84,560	(22,222)
Affiliates — intermediate pipelines	34,296	67,611	(33,315)
Affiliates — crude pipelines	122,207	47,398	74,809

	218,841	199,569	19,272
Third parties — refined product pipelines	66,298	45,510	20,788

	285,139	245,079	40,060

Terminals and truck loading racks:
Affiliates	82,836	127,436	(44,600)
Third parties	43,406	37,242	6,164

	126,242	164,678	(38,436)

Total for pipelines and terminal assets (bpd)	411,381	409,757	1,624

(1)	Net income attributable to HEP is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. General partner incentive distributions for the three months ended March 31, 2009 and 2008 were $1.2 million and $0.7 million, respectively. HEP net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in HEP net income.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to HEP plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income attributable to HEP	$5,439	$7,798

Add interest expense	5,227	3,584
Add amortization of discount and deferred debt issuance costs	176	223
Subtract interest income	(6)	(93)
Add state income tax	92	68
Add depreciation and amortization	6,256	4,313

EBITDA	$17,184	$15,893

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income attributable to HEP	$5,439	$7,798

Add depreciation and amortization	6,256	4,313
Add amortization of discount and deferred debt issuance costs	176	223
Add increase in interest expense — change in fair value of interest rate swaps	216	—
Subtract equity in earnings of SLC Pipeline	(175)	—
Add increase in deferred revenue	362	1,851
Add SLC Pipeline acquisition costs*	2,500	—
Subtract maintenance capital expenditures**	(418)	(477)

Distributable cash flow	$14,356	$13,708

*	Under new accounting guidance, Statement of Financial accounting Standards (“SFAS”) No. 141(R) effective January 1, 2009, we were required to expense rather than capitalize certain acquisition costs of $2.5 million associated with our joint venture agreement with Plains that closed in March 2009. As these costs directly relate to our interest in the new joint venture pipeline and are similar to expansion capital expenditures, we have added back these costs to arrive at distributable cash flow.

**	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	The amounts reported for the three months ended March 31, 2008 include volumes transported on the crude pipelines for the period from March 1, 2008 through March 31, 2008 only. Volumes shipped during March 2008 averaged 139.1 thousand barrels per day (“mbpd”). For the three months ended March 31, 2008, crude pipeline volumes are based on March volumes, averaged over the 91 days in the first quarter of 2008. Under the Holly CPTA, fees are based on volumes transported on each pipeline component comprising the crude pipeline system (the crude oil gathering pipelines and the crude oil trunk lines). Accordingly, volumes transported on the crude pipelines represent the sum of volumes transported on both pipeline components. In cases where volumes are transported over both components of the crude pipeline system, such volumes are reflected twice in the total crude oil pipeline volumes.

	March 31,	December 31,
	2009	2008
Balance Sheet Data	(In thousands)
Cash and cash equivalents	$4,321	$5,269
Working capital(5)	$(6,989)	$(37,832)
Total assets(6)	$469,545	$439,688
Long-term debt(7)	$424,802	$355,793
Total equity (deficit)(6)(8)	$(582)	$8,120

(5)	Reflects $29.0 million of credit agreement advances that were classified as short-term borrowings at December 31, 2008.

(6)	As a master limited partnership, we distribute our available cash, which historically has exceeded net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004 and the intermediate pipelines purchased from Holly in 2005 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $157.3 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to equity.

(7)	Includes $69.0 million of credit agreement advances that were classified long-term debt at March 31, 2009.

(8)	During the first quarter of 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” As a result, net income attributable to the non-controlling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of this standard, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have adopted this standard on a retroactive basis. While this presentation differs from previous GAAP requirements, this standard did not affect our net income and equity attributable to HEP partners.

(9)	During the quarter, we also adopted Emerging Issues Task Force (“EITF”) No. 07-4, “Application of the Two-Class Method under SFAS No. 128 to Master Limited Partnerships,” which prescribes the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holder. We adopted this standard effective January 1, 2009. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of this standard, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have adopted this standard on a retroactive basis. Although this standard resulted in a decrease in our limited partners’ interest in net income attributable to HEP for the first quarter of 2008, it did not affect last year’s first quarter earnings of $0.43 per limited partner unit.
Results of Operations — Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Summary
Net income attributable to HEP partners for the three months ended March 31, 2009 was $5.4 million, a $2.4 million decrease compared to the same period in 2008. This decrease was due principally to a decrease in affiliate refined product and intermediate pipeline shipments as well as an increase in operating costs and expenses and interest expense. Additionally, we incurred acquisition costs of $2.5 million that relate to the acquisition of our SLC Pipeline joint venture interest in March 2009. These factors were partially offset by increased revenue attributable to our crude pipeline assets, an increase in third-party pipeline shipments the effect of the annual tariff increase on affiliate refined product and crude pipeline shipments and an increase in previously deferred revenue realized. Revenue of $3.4 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the three months ended March 31, 2009. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues for the three months ended March 31, 2009 were $32.1 million, a $4.8 million increase compared to the three months ended March 31, 2008. This increase was due principally to increased revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, an increase in third-party refined product pipeline shipments, the effect of the annual tariff increase on affiliate refined product and crude pipeline shipments and an increase in previously deferred revenue realized. These increases were partially offset by a decrease in affiliate volume shipments on our pipeline systems as Holly completed a planned major maintenance turnaround at its Navajo Refinery. Reduced production during this period resulted in a decrease in affiliate pipeline shipments during the first quarter of 2009. Additionally during last year’s first quarter, third-party refined product shipments were down as a result of an explosion and fire at Alon’s Big Spring refinery in February 2008 that resulted in the temporary shutdown of production at the refinery.

Revenues from our refined product pipelines were $19.8 million, an increase of $2.4 million compared to the first quarter of 2008. This increase was due to an increase in third-party shipments on our refined product pipeline system, the effect of the annual tariff increase on affiliate refined product shipments and a $2.1 million increase in previously deferred revenue realized. These increases were partially offset by the effects of a 26% decline in affiliate refined product pipeline shipments as a result of the first quarter turnaround at Holly’s Navajo Refinery. Shipments on our refined product pipeline system decreased to an average of 128.6 mbpd compared to 130.1 mbpd for the same period last year.
Revenues from our intermediate pipelines were $1.8 million, a decrease of $1.8 million compared to the first quarter of 2008. This decrease was due to the effects of a 49% decline in volumes shipped on our intermediate pipelines as a result of the first quarter turnaround at Holly’s Navajo Refinery and a $0.4 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff increase on intermediate pipeline shipments. Shipments on our intermediate product pipeline system decreased to an average of 34.3 mbpd compared to 67.6 mbpd for the same period last year.
Revenues from our crude pipelines were $6.9 million, an increase of $4.7 million compared to the first quarter of 2008. This increase was due to the realization of revenues from crude oil shipments for a full three-month period during the first quarter of 2009 compared to one month of shipments during the same period last year due to the commencement of our crude pipeline operations effective March 1, 2008. This was partially offset by the effects of a decrease in average crude oil shipments during the quarter as a result of reduced production arising from planned downtime at Holly’s Navajo Refinery. Shipments on our crude pipeline system decreased to an average of 122.2 mbpd during the quarter compared to 139.1 mbpd during the month of March 2008.
Revenues from terminal, tankage and truck loading rack fees were $3.6 million, a decrease of $0.4 million compared to the first quarter of 2008.
Operating Costs
Operations expense for three months ended March 31, 2009 increased by $1.1 million compared to the three months ended March 31, 2008. This increase was due principally to costs associated with our crude pipelines acquired in February 2008.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2009 increased by $1.9 million compared to the three months ended March 31, 2008, due to our crude pipeline and tankage assets and related transportation agreement acquired in 2008.
General and Administrative
General and administrative costs for the three months ended March 31, 2009 were relatively flat compared to the three months ended March 31, 2008.
Equity in earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $0.2 million for the three months ended March 31, 2009.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition of our SLC Pipeline joint venture interest. As a result of SFAS 141(R) effective January 1, 2009, we were required to expense rather than capitalize these direct acquisition costs.

Interest Expense
Interest expense for the three months ended March 31, 2009 totaled $5.4 million, an increase of $1.6 million compared to the three months ended March 31, 2008. This increase was due principally to interest attributable to advances from our revolving credit agreement that were used to finance our crude pipeline asset purchase in February 2008 as well as capital projects. For the three months ended March 31, 2009, our aggregate effective interest rate was 5.2% compared to 5.0% for the same period last year.
State Income Tax
State income taxes were $0.1 million for each of the three months ended March 31, 2009 and 2008.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the three months ended March 31, 2009, we received net advances totaling $40.0 million that were used as interim financing for capital projects and the purchase of our SLC Pipeline joint venture interest. As of March 31, 2009, we had $240.0 million outstanding under the Credit Agreement.
Our senior notes maturing March 1, 2015 are registered with the U.S. Securities and Exchange Commission (“SEC”) and bear interest at 6.25% (the “Senior Notes”). The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers.
Under our “shelf” registration statement we may offer from time to time up to $1.0 billion of our securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally-generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. With the current conditions in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity at acceptable pricing. As a result, our ability to fund certain of our planned capital projects and other business opportunities may be limited.
In February 2009, we paid a regular cash distribution of $0.765 on all units, an aggregate amount of $13.8 million. Included in this distribution was $1.0 million paid to the general partner as an incentive distribution.
Cash and cash equivalents decreased by $0.9 million during the three months ended March 31, 2009. The cash flows used for investing activities of $36.1 million exceeded cash flows provided by operating and financing activities of $9.6 million and $25.6 million, respectively. Working capital for the three months ended March 31, 2009 increased by $30.8 million due principally to the reclassification of $29.0 million in Credit Agreement advances to long-term debt. These advances were classified as short-term borrowings at December 31, 2008 and have been reclassified to long-term debt since our Credit Agreement expires in 2011.

Cash Flows — Operating Activities
Cash flows from operating activities decreased by $2.8 million from $12.4 million for the three months ended March 31, 2008 to $9.6 million for the three months ended March 31, 2009. Additional cash collections of $3.3 million from our major customers were offset by miscellaneous year-over-year changes in collections and payments.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Certain of these shippers then have the right to recapture these amounts if future volumes exceed minimum levels. For the three months ended March 31, 2009, we received cash payments of $1.8 million under these commitments. We billed $3.1 million during the three months ended March 31, 2008 related to shortfalls that expired without recapture and was recognized as revenue during the three months ended March 31, 2009. Another $3.4 million is included in our accounts receivable at March 31, 2009 related to shortfalls that occurred in the first quarter of 2009.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $146.0 million from $182.1 million for the three months ended March 31, 2008 to $36.1 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we acquired our SLC Pipeline joint venture interest at cost of $25.5 million. Additionally, additions to properties and equipment for three months ended March 31, 2008 were $10.6 million, a decrease of $0.5 million compared to $11.1 million for same period last year. For the three months ended March 31, 2008, we paid $171.0 million as partial consideration for our purchase of the Crude Pipelines and Tankage Assets from Holly.
Cash Flows — Financing Activities
Cash flows provided by financing activities decreased by $142.0 million from $167.6 million for the three months ended March 31, 2008 to $25.6 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we received $40.0 million in net advances under our Credit Agreement, a decrease of $141.0 million compared to $181.0 million received for the same period last year. Additionally, during the three months ended March 31, 2009 we paid aggregate cash distributions to all HEP unitholders, including the general partner interest, of $13.8 million, an increase of $1.2 million compared to $12.6 million during the first three months of 2008. We also paid $0.6 million during the three months ended March 31, 2009 for the purchase of common units for recipients of restricted grants compared to $0.5 million during the same period last year. We paid $0.6 million in deferred financing costs in connection with the amendment to our Credit Agreement during the three months ended March 31, 2008.
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
Each year the Holly Logistic Services, L.L.C. (“HLS”) board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2009 capital budget is comprised of $3.7 million for maintenance capital expenditures and $2.2 million for expansion capital expenditures. Additionally, capital expenditures planned in 2009 include approximately $43.0 million for capital projects approved in prior years, most of which relate to the expansion of the South System and the joint venture with Plains All American Pipeline, L.P. discussed below.
In October 2007, we entered into an agreement with Holly that amends the Holly PTA under which we have agreed to expand our pipeline between Artesia, New Mexico and El Paso, Texas (the “South System”). The expansion of the South System includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $48.3 million. Construction of the South System pipe replacement and storage tankage is substantially complete. The improvements to Kinder Morgan’s El Paso pump station are expected to be completed by July 2009.
In March 2009, we acquired a 25% joint venture interest in a new 95-mile intrastate pipeline system, the SLC Pipeline, jointly owned by Plains and us. The SLC Pipeline allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline was $28.0 million, consisting of the capitalized $25.5 million joint venture contribution and the $2.5 million finder’s fee paid to Holly that was expensed as acquisition costs.
We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interest in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Holly’s UNEV project is in the final stage of the Bureau of Land Management permit process. Since it is anticipated that the permit to proceed will now be received during the second quarter of 2009, Holly is currently evaluating whether to maintain the current completion schedule for UNEV of early 2010 or whether from a commercial perspective, it would be better to delay completion until the fall of 2010.
Holly is currently working on a project to deliver additional crude oils to its Navajo Refinery, including a 70-mile pipeline from Centurion Pipeline L.P.’s Slaughter Station in west Texas to Lovington, New Mexico, and a 65-mile pipeline from Lovington to Artesia, New Mexico. Under provisions of the Omnibus Agreement, we will have an option to purchase Holly’s investment in the project at a purchase price to be negotiated with Holly. The projects will increase the pipeline capacity between Lovington and Artesia by 40,000 bpd. The cost of the projects is expected to be $90.0 million and construction is currently expected to be completed and the projects to become fully operational in the fourth quarter of 2009.
We are currently working on a capital improvement project that will provide increased flexibility and capacity to our Intermediate Pipelines enabling us to accommodate increased volumes following Holly’s Navajo Refinery capacity expansion. This project is expected to be completed in mid 2009 at an estimated cost of $6.4 million.
Also during the first quarter of 2009, we completed the conversion of an existing 12-mile crude oil pipeline to a natural gas pipeline at a cost of $1.9 million. This pipeline will supply Holly’s Navajo Refinery with natural gas. Currently, we are awaiting the tie-in to the natural gas supplier.
We expect that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline, South System expansion and Holly crude oil projects described above will be funded with existing cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300 million Credit Agreement maturing August 2011, or a combination thereof. With the current conditions in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline and Holly’s crude oil project. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HLS’ board of directors decide not to proceed with either of these opportunities.
Credit Agreement
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement including advances used for the interim financing of capital projects are classified as long-term liabilities. During the three months ended March 31, 2009, we received net advances totaling $40.0 million that were used as interim financing for capital projects and the purchase of our SLC Pipeline joint venture interest. As of March 31, 2009, we had $240.0 million outstanding under the Credit Agreement.
Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. Any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in us, are not significant.
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of March 31, 2009, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2009, we are subject to a 0.30% commitment fee on the $60.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will be due and payable.
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
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. Any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of their assets, which other than their investment in us, are not significant.
The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$240,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,249)	(2,344)
Unamortized premium — de-designated fair value hedge	2,051	2,137

	184,802	184,793

Total Debt	424,802	384,793
Less net short-term borrowings under credit agreement (1)	—	29,000

Total long-term debt (1)	$424,802	$355,793

(1)	We are currently classifying all borrowings under the Credit Agreement as long-term. At December 31, 2008, we classified certain of our Credit Agreement borrowings as short-term.
See “Risk Management” for a discussion of our interest rate swaps.
Contractual Obligations
During the three months ended March 31, 2009, we received net advances of $40.0 million under the Credit Agreement. There were no other significant changes to our long-term contractual obligations during this period.
The following table presents our long-term contractual obligations as of March 31, 2009.

		Payments Due by Period
		Less than			Over
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
		(In thousands)
Long-term debt — principal(1)	$425,000	$—	$240,000	$—	$185,000
Long-term debt — interest(2)	82,194	16,867	30,639	23,125	11,563
Pipeline operating and right of way leases	53,138	6,569	12,709	12,645	21,215
Other agreements	19,887	2,721	5,091	4,600	7,475

Total	$580,219	$26,157	$288,439	$40,370	$225,253

(1)	Long-term debt consists of the $185.0 million principal balance on the Senior Notes and $240.0 million of outstanding principal under the Credit Agreement that has been classified as long-term debt.

(2)	Interest payments consist of interest on outstanding principal under the 6.25% Senior Notes and Credit Agreement. Interest on the Credit Agreement debt is based on a March 31, 2009 effective interest rate of 2.21%.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2009 and 2008.

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
Under the Omnibus Agreement, Holly has also agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification of up to $15.0 million through 2014 for the assets transferred to us at the time of our initial public offering in 2004, up to $2.5 million through 2015 for the Intermediate Pipelines acquired in July 2005 and up to $7.5 million for the Crude Pipelines and Tankage Assets.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2009.

Recent Accounting Pronouncements
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51”
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, which changes the classification of non-controlling interests, also referred to as minority interests, in the consolidated financial statements. We adopted this standard effective January 1, 2009. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the non-controlling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of this standard, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Furthermore, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have adopted this standard on a retroactive basis. While this presentation differs from previous GAAP requirements, this standard did not affect our net income and equity attributable to HEP partners.
SFAS 141(R) Business Combinations
SFAS No. 141(R) became effective January 1, 2009, which establishes principles and requirements for how an acquirer accounts for a business combination. It also requires that acquisition-related transaction and restructuring costs be expensed rather than be capitalized as part of the cost of an acquired business. Accordingly, we were required to expense the $2.5 million finder’s fee related to the acquisition of our SLC Pipeline joint venture interest.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”
In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements of SFAS 133 to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. We adopted this standard effective January 1, 2009. See risk management below for disclosure of our derivative instruments and hedging activity.
EITF No. 07-04 “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”
In March 2008, the FASB ratified EITF No. 07-04, which prescribes the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holder. We adopted this standard effective January 1, 2009. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of this standard, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have adopted this standard on a retroactive basis. Although this standard resulted in a decrease in our limited partners’ interest in net income attributable to Holly Energy Partners, L.P. for the first quarter of 2008, it did not affect last year’s first quarter earnings of $0.43 per limited partner unit.
FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities”
In June 2006, the FASB issued FSP No. 03-6-1, which provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under FASB No. 128, Earnings per Share. We adopted this standard effective January 1, 2009. The adoption of this standard did not have a material effect on our financial condition, results of operations and cash flows.

RISK MANAGEMENT
We use interest rate derivatives to manage our exposure to interest rate risk. As of March 31, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2009. The maturity date of this swap contract is February 28, 2013. We intend to renew our Credit Agreement prior to its expiration in August 2011 and continue to finance the $171.0 million balance until the swap matures.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2009, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus an applicable margin of 1.1575%, which equaled an effective interest rate of 2.42% as of March 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the three months ended March 31, 2009, we recognized $0.2 million in interest expense attributable to fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.

Our interest rate swaps are valued using Level 2 inputs. Additional information on our interest rate swaps as of March 31, 2009 are as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
			(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets		Long-term debt	$(2,051)
- $60 million of 6.25% Senior Notes		$3,762	HEP partners’ deficit	(1,942	)(1)
			Interest expense	231	(2)

		$3,762		$(3,762)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(13,117)	Accumulated other comprehensive loss	$13,117

Variable-to-fixed interest rate swap	Other long-term		HEP partners’ deficit	4,166	(1)
- $60 million	liabilities	(4,064)	Interest expense	(102)

		$(17,181)		$17,181

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to de-designated hedge.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At March 31, 2009, we had an outstanding principal balance on our 6.25% Senior Notes of $185.0 million. By means of our interest rate swap contracts, we have effectively converted the 6.25% fixed rate on $60.0 million of the Senior Notes to a fixed rate of 4.75%. A change in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. At March 31, 2009, the fair value of our Senior Notes was $136.9 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at March 31, 2009 would result in a change of approximately $7.8 million in the fair value of the debt.
At March 31, 2009, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
We have a risk management oversight committee that is made up of members from our senior management. This committee monitors our risk environment and provides direction for activities to mitigate, to an acceptable level, identified risks that may adversely affect the achievement of our goals.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(c) Common unit repurchases made in the quarter
In the first quarter of 2009, we paid $0.6 million for the purchase of 26,431 of our common units in the open market for the recipients of our 2009 restricted unit grants.

Maximum Number
			Total Number of	of Units that May
			Units Purchased as	Yet Be Purchased
			Part of Publicly	Under a Publicly
	Total Number of	Average Price	Announced Plan or	Announced Plan or
Period	Units Purchased	Paid Per Unit	Program	Program
January 2009	—	$—	—	—
February 2009	—	$—	—	—
March 2009	26,431	$23.31	—	—

Total	26,431	$23.31	—

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

	By:	HEP LOGISTICS HOLDINGS, L.P.
its General Partner

	By:	HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: April 29, 2009		/s/ Bruce R. Shaw Bruce R. Shaw
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott C. Surplus Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)