Form 10-K/A
period 2008-12-31
HOLLY ENERGY PARTNERS LP
filed 2009-05-01
CIK 1283140

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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE: None

PURPOSE OF AMENDMENT
Holly Energy Partners, L.P. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on February 17, 2009, to provide additional disclosure in Item 10 under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” required by Item 405 of Regulation S-K. This amendment to the original Form 10-K amends and restates only the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in Item 10 in the original Form 10-K. The amended and restated information under that heading continues to speak as of the date of filing of the original Form 10-K. Holly Energy Partners, L.P. has not updated the disclosures in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

Item	Page
PART III

10. Directors, executive officers and corporate governance	4

PART IV

15. Exhibits and financial statement schedules	5

Signatures	6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2008, except for (1) two Form 4’s filed on January 9, 2008 related to sales of HEP common units held by David G. Blair and Stephen J. McDonnell to satisfy tax withholding obligations with respect to the vesting of certain restricted units on January 1, 2008, and (2) one Form 3 and one Form 4 filed on April 8, 2009 for Scott C. Surplus, Controller and principal accounting officer of HLS, filed late due to administrative oversight.

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

HOLLY ENERGY PARTNERS, L.P. (Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: April 30, 2009	/s/ Matthew P. Clifton

Matthew P. Clifton
Chairman of the Board of Directors and Chief
Executive Officer

/s/ Bruce R, Shaw

Bruce R. Shaw
Senior Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)