Form 10-Q
period 2009-09-30
HOLLY ENERGY PARTNERS LP
filed 2009-10-30
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of the registrant’s outstanding common units at October 23, 2009 was 17,582,400.

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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	September 30,
	2009	December 31,
	(Unaudited)	2008
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$4,050	$5,269
Accounts receivable:
Trade	4,965	5,082
Affiliates	11,176	9,395

	16,141	14,477

Prepaid and other current assets	1,070	593

Total current assets	21,261	20,339

Properties and equipment, net	349,062	290,284
Transportation agreements, net	117,173	122,383
Investment in SLC Pipeline	26,809	—
Other assets	4,660	6,682

Total assets	$518,965	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$3,001	$5,816
Affiliates	1,965	2,202

	4,966	8,018
Accrued interest	916	2,845
Deferred revenue	7,582	15,658
Accrued property taxes	1,486	1,145
Other current liabilities	1,368	1,505
Short-term borrowings under credit agreement	—	29,000

Total current liabilities	16,318	58,171

Long-term debt	429,819	355,793
Other long-term liabilities	13,759	17,604

Equity:
Holly Energy Partners, L.P. partners’ equity (deficit):
Common unitholders (17,582,400 and 8,390,000 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	136,746	169,126
Subordinated unitholders (7,000,000 units issued and outstanding at December 31, 2008)	—	(85,059)
Class B subordinated unitholders (937,500 units issued and outstanding at September 30, 2009 and December 31, 2008)	21,054	21,455
General partner interest (2% interest)	(99,359)	(94,653)
Accumulated other comprehensive loss	(10,181)	(12,967)

Total Holly Energy Partners, L.P. partners’ equity (deficit)	48,260	(2,098)

Noncontrolling interest	10,809	10,218

Total equity	59,069	8,120

Total liabilities and equity	$518,965	$439,688

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues:
Affiliates	$28,359	$22,737	$71,746	$61,210
Third parties	14,385	6,774	43,724	22,352

	42,744	29,511	115,470	83,562

Operating costs and expenses:
Operations	11,450	11,033	33,332	30,745
Depreciation and amortization	6,820	5,884	19,929	16,259
General and administrative	1,848	1,596	4,990	4,241

	20,118	18,513	58,251	51,245

Operating income	22,626	10,998	57,219	32,317

Other income (expense):
Equity in earnings of SLC Pipeline	711	—	1,309	—
SLC Pipeline acquisition costs	—	—	(2,500)	—
Interest income	2	25	10	146
Interest expense	(6,418)	(5,161)	(16,225)	(14,201)
Other	—	1,007	65	1,043

	(5,705)	(4,129)	(17,341)	(13,012)

Income before income taxes	16,921	6,869	39,878	19,305

State income tax	(113)	(84)	(317)	(237)

Net income	16,808	6,785	39,561	19,068

Less noncontrolling interest in net income	269	164	1,191	834

Net income attributable to Holly Energy Partners, L.P.	$16,539	$6,621	$38,370	$18,234

Less general partner interest in net income attributable to Holly Energy Partners, L.P.	2,022	1,008	5,163	2,736

Limited partners’ interest in net income attributable to Holly Energy Partners, L.P.	$14,517	$5,613	$33,207	$15,498

Limited partners’ per unit interest in net income attributable to Holly Energy Partners, L.P. — basic and diluted	$0.78	$0.34	$1.89	$0.95

Weighted average limited partners’ units outstanding	18,520	16,328	17,546	16,279

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$39,561	$19,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,929	16,259
Equity in earnings of SLC Pipeline	(1,309)	—
Change in fair value — interest rate swaps	300	—
Amortization of restricted and performance units	631	1,194
Gain on sale of assets	—	(36)
(Increase) decrease in current assets:
Accounts receivable — trade	117	(892)
Accounts receivable — affiliates	(1,781)	(3,388)
Prepaid and other current assets	(477)	(312)
Increase (decrease) in current liabilities:
Accounts payable — trade	(2,815)	(52)
Accounts payable — affiliates	(237)	(3,684)
Accrued interest	(1,929)	(1,985)
Deferred revenue	(8,076)	10,638
Accrued property taxes	341	200
Other current liabilities	(137)	278
Other, net	670	802

Net cash provided by operating activities	44,788	38,090

Cash flows from investing activities
Additions to properties and equipment	(27,478)	(29,024)
Acquisition of 16-inch intermediate pipeline	(34,200)	—
Investment in SLC Pipeline	(25,500)	—
Acquisition of Tulsa loading racks	(11,800)	—
Acquisition of crude pipelines and tankage assets	—	(171,000)
Proceeds from sale of assets	—	36

Net cash used for investing activities	(98,978)	(199,988)

Cash flows from financing activities
Borrowings under credit agreement	197,000	221,000
Repayments under credit agreement	(152,000)	(26,000)
Proceeds from issuance of common units	58,355	104
Capital contribution from general partner	1,191	186
Distributions to HEP unitholders	(44,393)	(38,908)
Purchase price in excess of transferred basis in Tulsa loading racks	(5,700)	—
Distributions to noncontrolling interest	(600)	(1,200)
Cost of issuing common units	(266)	—
Purchase of units for restricted grants	(616)	(795)
Deferred financing costs	—	(692)

Net cash provided by financing activities	52,971	153,695

Cash and cash equivalents
Decrease for period	(1,219)	(8,203)
Beginning of period	5,269	10,321

End of period	$4,050	$2,118

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Equity
(Unaudited)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
					Accumulated
			Class B	General	Other	Non-
	Common	Subordinated	Subordinated	Partner	Comprehensive	Controlling
	Units	Units	Units	Interest	Loss	Interest	Total
	(In thousands)
Balance December 31, 2008	$169,126	$(85,059)	$21,455	$(94,653)	$(12,967)	$10,218	$8,120

Issuance of common units in public offering	58,355	—	—	—	—	—	58,355
Conversion of subordinated units	(90,824)	90,824	—	—	—	—	—
Cost of issuing common units	(266)	—	—	—	—	—	(266)
Capital contribution	—	—	—	1,191	—	—	1,191
Distributions — HEP unitholders	(21,253)	(16,275)	(2,180)	(4,685)	—	—	(44,393)
Distributions — noncontrolling interest	—	—	—	—	—	(600)	(600)
Purchase price in excess of transferred basis in Tulsa loading racks	—	—	—	(5,700)	—	—	(5,700)
Purchase of units for restricted grants	(616)	—	—	—	—	—	(616)
Amortization of restricted and performance units	631	—	—	—	—	—	631
Comprehensive income:
Net income	21,593	10,510	1,779	4,488	—	1,191	39,561
Change in fair value of cash flow hedge	—	—	—	—	2,786	—	2,786

Comprehensive income	21,593	10,510	1,779	4,488	2,786	1,191	42,347

Balance September 30, 2009	$136,746	$—	$21,054	$(99,359)	$(10,181)	$10,809	$59,069

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
We operate in one business segment — the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.
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
In June 2009, Holly acquired a petroleum refinery, including supporting infrastructure, located in Tulsa, Oklahoma (the “Tulsa Refinery”). On August 1, 2009, we acquired from Holly certain on-site truck and rail loading/unloading facilities that service the Tulsa Refinery. See Note 2 for additional information on this transaction.
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
These consolidated financial statements reflect management’s evaluation of subsequent events through the time of our filing of this quarterly report on October 30, 2009.

Recent Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”). Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under U.S. GAAP. We adopted the codification effective September 30, 2009.
Subsequent Events
In May 2009, the FASB issued accounting standards under ASC Topic “Subsequent Events” (previously Statement of Financial Accounting Standard (“SFAS”) No. 165) which establish general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these standards effective June 30, 2009. Although these standards require disclosure of the date through which we have evaluated subsequent events, it did not affect our accounting and disclosure policies with respect to subsequent events.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued accounting standards under ASC Topic “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. We adopted these standards effective June 30, 2009. See Note 3 for disclosure of our financial instruments.
Noncontrolling Interests in Consolidated Financial Statements
Accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously SFAS No. 160) became effective January 1, 2009, which change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the noncontrolling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Furthermore, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have applied these standards on a retrospective basis. While this presentation differs from previous U.S. GAAP requirements, it did not affect our net income and equity attributable to HEP.
Business Combinations
Accounting standards under ASC Topic “Business Combinations” (previously SFAS 141 No. (R)) became effective January 1, 2009, which establish principles and requirements for how an acquirer accounts for a business combination. It also requires that acquisition-related transaction and restructuring costs be expensed rather than be capitalized as part of the cost of an acquired business. Accordingly, we were required to expense the $2.5 million finder’s fee related to the acquisition of our SLC Pipeline joint venture interest.
Disclosures about Derivative Instruments and Hedging Activities
Accounting standards under ASC Topic “Derivatives and Hedging” (previously SFAS No. 161) became effective January 1, 2009, which amend and expand disclosure requirements to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. See Note 7 for disclosure of our derivative instruments and hedging activity.

Earnings per Share — Master Limited Partnerships
Accounting standards under ASC Topic “Earnings Per Share” (previously Emerging Issues Task Force (“EITF”) Issue No. 07-04) became effective January 1, 2009, which prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The adoption of these standards resulted in a decrease in our limited partners’ interest in net income attributable to Holly Energy Partners, L.P. for the three and nine months ended September 30, 2008, reducing earnings per limited partner unit by $.01 to $0.34 and $0.95 for the three and nine months ended September 30, 2008, respectively.
Participating Securities — Instruments Granted in Share-Based Transactions
Accounting standards under ASC Topic “Earnings Per Share” (previously FSP No. 03-6-1) became effective January 1, 2009, which provide guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method. The adoption of these standards did not have a material impact on our financial condition, results of operations and cash flows.
Note 2: Acquisitions
Tulsa Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa Refinery (the “Tulsa Loading Racks”) for $17.5 million. The racks load refined products produced at the Tulsa Refinery onto rail cars and/or tanker trucks for delivery to surrounding markets. In accounting for this transaction, we recorded property and equipment of $11.8 million representing Holly’s cost basis in the transferred assets since we are a controlled subsidiary of Holly and recorded the remaining $5.7 million as a decrease to our partners’ equity.
In connection with this transaction, we entered into a 15-year equipment and throughput agreement with Holly (the “Holly ETA”), whereby Holly has agreed to throughput a minimum volume of products via the Tulsa Loading Racks that will initially result in minimum annual revenues to us of $2.7 million.
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

We account for our investment using the equity method of accounting. Under the equity method of accounting, we record our pro-rata share of earnings of the SLC Pipeline, and contributions to and distributions from the SLC Pipeline as adjustments to our investment balance.
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
In connection with this transaction, we entered into a 15-year crude pipelines and tankage agreement with Holly (the “Holly CPTA”). Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a rate based upon the percentage change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under the agreement, the tariff rates will generally be increased annually by the percentage change in the Federal Energy Regulatory Commission (“FERC”) Oil Pipeline Index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically.
Note 3: Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-tem maturity of these instruments.
Our debt consists of outstanding principal under our revolving credit agreement (the “Credit Agreement”) and our 6.25% senior notes (the “Senior Notes”). The $245.0 million carrying amount of outstanding debt under our Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair value of our Senior Notes was $169.3 million at September 30, 2009. This fair value estimate is based on market quotes provided from a third-party bank. See Note 7 for additional information on these instruments.
Fair Value Measurements
Fair value measurements are derived using inputs, assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP categorizes inputs used in fair value measurements into three broad levels as follows:
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
Note 4: Properties and Equipment

	September 30,	December 31,
	2009	2008
	(In thousands)
Pipelines and terminals	$344,084	$308,056
Land and right of way	26,978	24,991
Other	11,882	11,498
Construction in progress	75,088	38,589

	458,032	383,134
Less accumulated depreciation	108,970	92,850

	$349,062	$290,284

We capitalized $0.9 million and $0.7 million in interest related to major construction projects during the nine months ended September 30, 2009 and 2008, respectively.
Note 5: Transportation Agreements
Our transportation agreements consist of the following:
•	The Alon pipelines and terminals agreement (the “Alon PTA”) represents a portion of the total purchase price of the Alon assets that was allocated based on an estimated fair value derived under an income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.
•	The Holly crude pipelines and tankage agreement represents a portion of the total purchase price of the Crude Pipelines and Tankage Assets that was allocated using a fair value based on the agreement’s expected contribution to our future earnings under an income approach. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.
The carrying amounts of our transportation agreements are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	16,991	11,781

	$117,173	$122,383

We have three additional transportation agreements with Holly. One of the agreements relates to the pipelines and terminals contributed to us from Holly at the time of our initial public offering in 2004 (the “Holly PTA”). We also have the Holly IPA that relates to the Intermediate Pipelines acquired from Holly in 2005 and in June 2009 and the Holly ETA that relates to the Tulsa Loading Racks acquired in August 2009. Our basis in the assets acquired under these transfers reflects Holly’s historical cost and does not reflect a step-up in basis to fair value. Therefore, these agreements have a recorded value of zero.

Note 6: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with Holly (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.8 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of September 30, 2009, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.2 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. It is currently our policy to purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At September 30, 2009, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 203,684 had not yet been granted.
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
A summary of restricted unit activity and changes during the nine months ended September 30, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)
Outstanding January 1, 2009 (not vested)	53,505	$41.28
Granted	33,422	26.00
Forfeited	(2,152)	42.53
Vesting and transfer of full ownership to recipients	(31,504)	36.76

Outstanding at September 30, 2009 (not vested)	53,271	$34.31	0.8 year	$2,078

The fair value of restricted units that were vested and transferred to recipients during the nine months ended September 30, 2009 and 2008 were $1.2 million and $0.9 million, respectively. As of September 30, 2009, there was $0.7 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 0.8 year.
During the nine months ended September 30, 2009, we paid $0.6 million for the purchase of 26,431 of our common units in the open market for the recipients of our 2009 restricted unit grants.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable based upon the growth in distributions on our common units during the requisite period, and generally vest over a period of three years. As of September 30, 2009, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.
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
A summary of performance unit activity and changes during the nine months ended September 30, 2009 is presented below:

Payable
Performance Units	In Units
Outstanding at January 1, 2009 (not vested)	36,971
Granted	28,113
Forfeited	—
Vesting and transfer of common units to recipients	(10,313)

Outstanding at September 30, 2009 (not vested)	54,771

The fair value of performance units that were vested and transferred to recipients during the nine months ended September 30, 2009 and 2008 were $0.4 million and $0.1 million, respectively. Based on the weighted average grant date fair value of $32.95 at September 30, 2009 there was $0.9 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Note 7: Debt
Credit Agreement
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011, the Credit Agreement. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the financing of capital projects, are classified as long-term liabilities. During the nine months ended September 30, 2009, we received advances totaling $197.0 million that were used as interim financing for our acquisitions and for capital projects and repaid $152.0 million, resulting in $45.0 million in net advances received. As of September 30, 2009, we had $245.0 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of September 30, 2009, we had no working capital borrowings.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At September 30, 2009, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2009, we are subject to a 0.30% commitment fee on the $55.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.
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
The carrying amounts of our long-term debt are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$245,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,058)	(2,344)
Unamortized premium — dedesignated fair value hedge	1,877	2,137

	184,819	184,793

Total debt	429,819	384,793
Less net short-term borrowings under credit agreement(1)	—	29,000

Total long-term debt(1)	$429,819	$355,793

(1)	We currently classify all borrowings under the Credit Agreement as long-term. At December 31, 2008, we classified certain of our Credit Agreement borrowings as short-term.

Interest Rate Risk Management
We use interest rate derivatives to manage our exposure to interest rate risk. As of September 30, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2009. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2009, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.52% as of September 30, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the three and nine months ended September 30, 2009, we recognized an increase of $0.9 million and $0.3 million, respectively, in interest expense as a result of fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.

Additional information on our interest rate swaps as of September 30, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
		(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets	$2,658	Long-term debt	$(1,877)
- $60 million of 6.25% Senior Notes			HEP partners’ equity	(1,942	)(1)
			Interest expense	1,161	(2)

		$2,658		$(2,658)

Liability
Cash flow hedge — $171 million	Other long-term		Accumulated other
LIBOR based debt	liabilities	$(10,182)	comprehensive loss	$10,182

Variable-to-fixed interest rate swap	Other long-term		HEP partners’ equity	4,166	(1)
- $60 million	liabilities	(3,044)	Interest expense	(1,122)

		$(13,226)		$13,226

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to dedesignated hedge.
Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest rate swaps	$8,320	$7,901
Credit Agreement, net of interest rate swap	8,045	6,013
Net amortization of discount and deferred debt issuance costs	529	739
Commitment fees	202	241

Total interest incurred	17,096	14,894

Less capitalized interest	871	693

Net interest expense	$16,225	$14,201

Cash paid for interest(1)	$18,307	$11,414

(1)	Net of cash received under our interest rate swap agreements of $3.8 million for the nine months ended September 30, 2009 and 2008.
Note 8: Significant Customers
All revenues are domestic revenues, of which over 90% are currently generated from our three largest customers: Holly, Alon and BP Plc (“BP”). The major concentration of our pipeline system revenues are derived from activities conducted in the southwest United States. The following table presents the percentage of total revenues generated by each of these three customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Holly	66%	77%	62%	73%
Alon	24%	13%	27%	15%
BP	3%	6%	5%	8%

Note 9: Related Party Transactions
Holly and Alon Agreements
As of September 30, 2009, we serve Holly’s refineries in New Mexico, Utah and Oklahoma under multiple long-term pipeline and terminal, tankage and throughput agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
In connection with our August 2009 acquisition of the Tulsa Loading Racks from Holly, we entered into the Holly ETA, a 15-year equipment and throughput agreement that expires in 2024. Under this agreement, Holly has agreed to throughput a minimum volume of products via the Tulsa Loading Racks that will initially result in minimum annual revenues to us of $2.7 million.
We have three additional agreements that also relate to assets acquired from Holly. We have the Holly PTA (expiring in 2019) that relates to the pipelines and terminals contributed to us at the time of our initial public offering in 2004, the Holly IPA (expiring in 2024) that relates to the Intermediate Pipelines acquired in 2005 and in June 2009, and the Holly CPTA (expiring in 2023) that relates to the Crude Pipelines and Tankage Assets acquired in 2008.
Under the Holly PTA, Holly IPA, Holly CPTA and Holly ETA, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminals, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or FERC index, but generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2009 PPI rate adjustments, these agreements will result in minimum payments to us of $95.3 million for the twelve months ended June 30, 2010.
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
If either Holly or Alon fails to meet its minimum volume commitment under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. With the exception of the Holly CPTA and the Holly ETA, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
Under certain provisions of the Omnibus Agreement that we have with Holly, we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
•	Pipeline, terminal and tankage revenues received from Holly were $28.4 million and $22.7 million for the three months ended September 30, 2009 and 2008, respectively, and $71.7 million and $61.2 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts include the revenues received under the Holly PTA, Holly IPA, Holly CPTA and Holly ETA.
•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended September 30, 2009 and 2008 and $1.7 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $4.2 million and $3.7 million for the three months ended September 30, 2009 and 2008, respectively, and $12.8 million and $9.8 million for the nine months ended September 30, 2009 and 2008, respectively.
•	We distributed $7.6 million and $6.5 million during the three months ended September 30, 2009 and 2008, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions. We distributed $21.6 million and $18.9 million during the nine months ended September 30, 2009 and 2008, respectively.
•	Our accounts receivable from Holly was $11.2 million and $9.4 million at September 30, 2009 and December 31, 2008, respectively.
•	Holly has failed to meet its minimum volume commitment for each of the seventeen quarters since inception of the Holly IPA. Through September 30, 2009, we have charged Holly $9.8 million for these shortfalls to date, $0.6 million and $0.5 million of which is included in affiliate accounts receivable at September 30, 2009 and December 31, 2008, respectively.
•	Our revenues for the three and nine months ended September 30, 2009 include $0.8 million and $1.9 million, respectively, of shortfalls billed under the Holly IPA in 2008 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2009 and December 31, 2008, includes $3.3 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.3 million deferred at September 30, 2009.
•	We acquired the Tulsa Loading Racks, our 16-inch intermediate pipeline and the Crude Pipelines and Tankage Assets from Holly in August 2009, June 2009 and February 2008, respectively. See Note 2 for a description of these transactions.
•	We paid Holly a $2.5 million finder’s fee in the first quarter of 2009 in consideration for its assistance in obtaining our joint venture interest in the SLC Pipeline.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from it in February 2005.
•	Pipeline and terminal revenues received from Alon were $8.8 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $25.8 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $1.6 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $5.0 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively.
•	We distributed $0.7 million during the three months ended September 30, 2009 and 2008 and $2.2 million and $2.1 million during the nine months ended September 30, 2009 and 2008, respectively, to Alon as distributions on its Class B subordinated units.
•	Our accounts receivable — trade include receivable balances from Alon of $3.2 million and $2.5 million at September 30, 2009 and December 31, 2008, respectively.
•	Our revenues for the three and nine months ended September 30, 2009 include $4.3 million and $11.9 million, respectively, of shortfalls billed under the Alon PTA in 2008 as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2009 and December 31, 2008 includes $4.3 million and $13.3 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $4.3 million deferred at September 30, 2009.

BP
We have a 70% ownership interest in Rio Grande and BP owns the other 30%. Due to the ownership interest and resulting consolidation, BP is a related party to us.
•	BP is one of multiple shippers on the Rio Grande pipeline. We recorded revenues from BP of $1.4 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and $5.3 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively.
•	Our accounts receivable — trade at September 30, 2009 and December 31, 2008 includes Rio Grande’s receivable balances from BP of $0.6 million and $0.8 million, respectively.
Note 10: HEP Partners’ Equity, Income Allocations, Cash Distributions and Comprehensive Income
Issuances of units
As of September 30, 2009, Holly holds 7,290,000 of our common units and the 2% general partner interest, which together constitutes a 41% ownership interest in us. In August 2009, all of the conditions necessary to end the subordination period for the 7,000,000 subordinated units owned by Holly were met and the units were converted into our common units on a one-for-one basis.
Currently, Alon owns all 937,500 of our Class B subordinated units. The subordination period of these units extends until the first day of any quarter beginning after March 31, 2010 provided Alon is not in default with respect to payments due under its minimum volume commitments under the Alon PTA for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date. At the end of the subordination period, the Class B subordinated units will convert into our common units on a one-for-one basis.
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

The following table presents the allocation of the general partner interest in net income attributable to HEP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
General partner interest in net income	$300	$115	$691	$316
General partner incentive distribution	1,722	893	4,472	2,420

Total general partner interest in net income attributable to HEP	$2,022	$1,008	$5,163	$2,736

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
On October 22, 2009, we announced our cash distribution for the third quarter of 2009 of $0.795 per unit. The distribution is payable on all common, subordinated and general partner units and will be paid November 13, 2009 to all unitholders of record on November 2, 2009.
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods to which they apply. Our distributions are declared subsequent to quarter end, therefore the amounts presented do not reflect distributions paid in the periods presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
General partner interest	$336	$268	$947	$792
General partner incentive distribution	1,722	893	4,472	2,420

Total general partner distribution	2,058	1,161	5,419	3,212

Limited partner distribution	14,723	12,357	41,938	36,591

Total regular quarterly cash distribution	$16,781	$13,518	$47,357	$39,803

Cash distribution per unit applicable to limited partners	$0.795	$0.755	$2.355	$2.235

As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in equity since our regular quarterly distributions have exceeded our quarterly net income.

Comprehensive Income
We have other comprehensive income resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income	$16,808	$6,785	$39,561	$19,068
Other comprehensive income:
Change in fair value of cash flow hedge	(1,482)	(1,623)	2,786	825

Comprehensive income	15,326	5,162	42,347	19,893

Less noncontrolling interest in comprehensive income	269	164	1,191	834

Comprehensive income attributable to HEP unitholders	$15,057	$4,998	$41,156	$19,059

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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$303	$3,745	$—	$4,050
Accounts receivable	—	14,589	1,552	—	16,141
Intercompany accounts receivable (payable)	(191,973)	191,983	(10)	—	—
Prepaid and other current assets	387	683	—	—	1,070

Total current assets	(191,584)	207,558	5,287	—	21,261

Properties and equipment, net	—	317,612	31,450	—	349,062
Investment in subsidiaries	425,592	25,222	—	(450,814)	—
Transportation agreements, net	—	117,173	—	—	117,173
Investment in SLC Pipeline	—	26,809	—	—	26,809
Other assets	3,669	991	—	—	4,660

Total assets	$237,677	$695,365	$36,737	$(450,814)	$518,965

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$4,699	$267	$—	$4,966
Accrued interest	(888)	1,804	—	—	916
Deferred revenue	—	7,582	—	—	7,582
Accrued property taxes	—	1,348	138	—	1,486
Other current liabilities	2,442	(1,375)	301	—	1,368

Total current liabilities	1,554	14,058	706	—	16,318

Long-term debt	184,819	245,000	—	—	429,819
Other long-term liabilities	3,044	10,715	—	—	13,759
Equity — HEP	48,260	425,592	36,031	(461,623)	48,260
Equity — noncontrolling interest	—	—	—	10,809	10,809

Total liabilities and equity	$237,677	$695,365	$36,737	$(450,814)	$518,965

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,706	$1,561	$—	$5,269
Accounts receivable	—	13,332	1,145	—	14,477
Intercompany accounts receivable (payable)	(197,828)	197,979	(151)	—	—
Prepaid and other current assets	176	417	—	—	593

Total current assets	(197,650)	215,434	2,555	—	20,339

Properties and equipment, net	—	257,886	32,398	—	290,284
Investment in subsidiaries	378,481	23,842	—	(402,323)	—
Transportation agreements, net	—	122,383	—	—	122,383
Other assets	5,300	1,382	—	—	6,682

Total assets	$186,131	$620,927	$34,953	$(402,323)	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$7,357	$661	$—	$8,018
Accrued interest	(27,778)	30,623	—	—	2,845
Deferred revenue	—	15,658	—	—	15,658
Accrued property taxes	—	1,015	130	—	1,145
Other current liabilities	31,214	(29,811)	102	—	1,505
Short-term borrowings under credit agreement	—	29,000	—	—	29,000

Total current liabilities	3,436	53,842	893	—	58,171

Long-term debt	184,793	171,000	—	—	355,793
Other long-term liabilities	—	17,604	—	—	17,604
Equity — HEP	(2,098)	378,481	34,060	(412,541)	(2,098)
Equity — noncontrolling interest	—	—	—	10,218	10,218

Total liabilities and equity	$186,131	$620,927	$34,953	$(402,323)	$439,688

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$28,359	$—	$—	$28,359
Third parties	—	12,791	1,939	(345)	14,385

	—	41,150	1,939	(345)	42,744

Operating costs and expenses:
Operations	—	11,105	690	(345)	11,450
Depreciation and amortization	—	6,481	339	—	6,820
General and administrative	1,907	(59)	—	—	1,848

	1,907	17,527	1,029	(345)	20,118

Operating income (loss)	(1,907)	23,623	910	—	22,626

Other income (expense):
Equity in earnings of subsidiaries	25,032	628	—	(25,660)	—
Equity in earnings of SLC Pipeline	—	711	—	—	711
Interest income (expense)	(6,586)	170	—	—	(6,416)

	18,446	1,509	—	(25,660)	(5,705)

Income (loss) before income taxes	16,539	25,132	910	(25,660)	16,921

State income tax	—	(100)	(13)	—	(113)

Net income	16,539	25,032	897	(25,660)	16,808

Less noncontrolling interest in net income	—	—	—	269	269

Net income attributable to HEP	$16,539	$25,032	$897	$(25,929)	$16,539

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$22,737	$—	$—	$22,737
Third parties	—	5,437	1,663	(326)	6,774

	—	28,174	1,663	(326)	29,511

Operating costs and expenses:
Operations	—	10,593	766	(326)	11,033
Depreciation and amortization	—	5,538	346	—	5,884
General and administrative	887	710	(1)	—	1,596

	887	16,841	1,111	(326)	18,513

Operating income (loss)	(887)	11,333	552	—	10,998

Other income (expense):
Equity in earnings of subsidiaries	10,189	385	—	(10,574)	—
Interest income (expense)	(2,681)	(2,463)	8	—	(5,136)
Other income	—	1,007	—	—	1,007

	7,508	(1,071)	8	(10,574)	(4,129)

Income (loss) before income taxes	6,621	10,262	560	(10,574)	6,869

State income tax	—	(73)	(11)	—	(84)

Net income	6,621	10,189	549	(10,574)	6,785

Less noncontrolling interest in net income	—	—	—	164	164

Net income attributable to HEP	$6,621	$10,189	$549	$(10,738)	$6,621

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$71,746	$—	$—	$71,746
Third parties	—	37,430	7,334	(1,040)	43,724

	—	109,176	7,334	(1,040)	115,470

Operating costs and expenses:
Operations	—	32,091	2,281	(1,040)	33,332
Depreciation and amortization	—	18,909	1,020	—	19,929
General and administrative	3,195	1,784	11	—	4,990

	3,195	52,784	3,312	(1,040)	58,251

Operating income (loss)	(3,195)	56,392	4,022	—	57,219

Other income (expense):
Equity in earnings of subsidiaries	50,026	2,780	—	(52,806)	—
Equity in earnings of SLC Pipeline	—	1,309	—	—	1,309
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)
Interest income (expense)	(8,461)	(7,754)	—	—	(16,215)
Other	—	65	—	—	65

	41,565	(6,100)	—	(52,806)	(17,341)

Income (loss) before income taxes	38,370	50,292	4,022	(52,806)	39,878

State income tax	—	(266)	(51)	—	(317)

Net income	38,370	50,026	3,971	(52,806)	39,561

Less noncontrolling interest in net income	—	—	—	1,191	1,191

Net income attributable to HEP	$38,370	$50,026	$3,971	$(53,997)	$38,370

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$61,210	$—	$—	$61,210
Third parties	—	16,735	6,584	(967)	22,352

	—	77,945	6,584	(967)	83,562

Operating costs and expenses:
Operations	—	28,908	2,804	(967)	30,745
Depreciation and amortization	—	15,262	997	—	16,259
General and administrative	2,389	1,856	(4)	—	4,241

	2,389	46,026	3,797	(967)	51,245

Operating income (loss)	(2,389)	31,919	2,787	—	32,317

Other income (expense):
Equity in earnings of subsidiaries	28,923	1,947	—	(30,870)	—
Interest income (expense)	(8,300)	(5,795)	40	—	(14,055)
Gain on sale of assets	—	36	—	—	36
Other income	—	1,007	—	—	1,007

	20,623	(2,805)	40	(30,870)	(13,012)

Income (loss) before income taxes	18,234	29,114	2,827	(30,870)	19,305

State income tax	—	(191)	(46)	—	(237)

Net income	18,234	28,923	2,781	(30,870)	19,068

Less noncontrolling interest in net income	—	—	—	834	834

Net income attributable to HEP	$18,234	$28,923	$2,781	$(31,704)	$18,234

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(14,271)	$56,203	$4,256	$(1,400)	$44,788

Cash flows from investing activities
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)
Additions to properties and equipment	—	(73,406)	(72)	—	(73,478)

	—	(98,906)	(72)	—	(98,978)

Cash flows from financing activities
Net borrowings under credit agreement	—	45,000	—	—	45,000
Proceeds from issuance of common units	58,355	—	—	—	58,355
Capital contribution from general partner	1,191	—	—	—	1,191
Distributions to HEP unitholders	(44,393)	—	(2,000)	2,000	(44,393)
Purchase price in excess of transferred basis in Tulsa loading racks	—	(5,700)	—	—	(5,700)
Distributions to noncontrolling interest	—	—	—	(600)	(600)
Other financing activities, net	(882)	—	—	—	(882)

	14,271	39,300	(2,000)	1,400	52,971

Cash and cash equivalents
Increase (decrease) for the period	—	(3,403)	2,184	—	(1,219)
Beginning of period	2	3,706	1,561	—	5,269

End of period	$2	$303	$3,745	$—	$4,050

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(44,408)	$81,053	$4,245	$(2,800)	$38,090

Cash flows from investing activities
Additions to properties and equipment	—	(28,530)	(494)	—	(29,024)
Acquisition of crude pipelines and tankage assets	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(199,494)	(494)	—	(199,988)

Cash flows from financing activities
Net borrowings under credit agreement	9,000	186,000	—	—	195,000
Proceeds from issuance of common units	—	104	—	—	104
Capital contribution from general partner	186	—	—	—	186
Distributions to HEP unitholders	(38,908)	—	(4,000)	4,000	(38,908)
Distributions to noncontrolling interest	—	—	—	(1,200)	(1,200)
Other financing activities, net	(795)	(692)	—	—	(1,487)

	(30,517)	185,412	(4,000)	2,800	153,695

Cash and cash equivalents
Increase (decrease) for the period	(74,925)	66,971	(249)	—	(8,203)
Beginning of period	2	8,060	2,259	—	10,321

End of period	$(74,923)	$75,031	$2,010	$—	$2,118

Note 12: Subsequent Events
On October 20, 2009, we announced an agreement with Sinclair Oil Company (“Sinclair”) to purchase certain logistics and storage assets consisting of storage tanks having approximately 1.4 million barrels of storage capacity, loading racks and a refined product delivery pipeline at Sinclair’s refinery located in Tulsa, Oklahoma. Our $75.0 million purchase price will consist of $21.5 million in cash and $53.5 million in our common units. We expect to finance the cash portion of this acquisition with our existing cash balances, the sale of additional limited partner units and/or borrowings under our Credit Agreement. Separately Holly, also a party to the agreement, announced an agreement to purchase the refining assets at Sinclair’s Tulsa refinery. In conjunction with these transactions, we expect to enter into a long-term agreement with Holly to provide certain storage, loading, delivery and receiving services associated with the new assets.
On October 19, 2009 BP, our Rio Grande joint venture partner, consented to an agreement between us, HEP Navajo Southern, L.P. (one of our wholly-owned subsidiaries) and Enterprise Products Operating LLC (“Enterprise”) under which we have agreed to sell HEP Navajo Southern, L.P.’s 70% ownership interest in Rio Grande to Enterprise for $35.0 million. We expect the closing of this transaction to occur in December 2009 at which time we will recognize a gain.

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
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership. We own and operate substantially all of the petroleum product and crude oil pipeline and terminal, tankage and loading rack assets that support the Holly Corporation (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona and a 70% interest in Rio Grande Pipeline Company (“Rio Grande”). Holly currently owns a 41% interest in us. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
We operate a system of petroleum product and crude oil pipelines in Texas, New Mexico, Oklahoma and Utah and tankage and distribution terminals in Texas, New Mexico, Arizona, Utah, Oklahoma, Idaho and Washington. We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport or terminal; therefore, we are not directly exposed to changes in commodity prices.
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities (the “Tulsa Loading Racks”) located at Holly’s refinery in Tulsa, Oklahoma (the “Tulsa Refinery”) for $17.5 million. The racks load refined products produced at the Tulsa Refinery onto rail cars and/or tanker trucks for delivery to surrounding markets.
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
For the nine months ended September 30, 2009, our revenues were $115.5 million compared to $83.6 million for the nine months ended September 30, 2008. Our total operating costs and expenses for the nine months ended September 30, 2009 were $58.3 million compared to $51.2 million for the same period of 2008.

Net income attributable to HEP was $33.2 million ($1.89 per basic and diluted limited partner unit) for the nine months ended September 30, 2009 compared to $15.5 million ($0.95 per basic and diluted limited partner unit) for the same period of 2008.
Agreements with Holly Corporation and Alon
As of September 30, 2009, we serve Holly’s refineries in New Mexico, Utah and Oklahoma under multiple long-term pipeline and terminal, tankage and throughput agreements. The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly.
These agreements relate to the pipelines and terminals contributed to us from Holly at the time of our initial public offering in 2004 (the “Holly PTA”), the intermediate pipelines acquired in 2005 and in June 2009 (the “Holly IPA”), the crude pipelines and tankage assets acquired in 2008 (the “Holly CPTA”) and the Tulsa Loading Racks acquired in August 2009 (the “Holly ETA”).
In connection with our purchase of Holly’s 16-inch intermediate pipeline in June 2009, we amended the Holly IPA, increasing Holly’s contractual minimum revenue commitment and extending the term of the agreement by additional 5 year period.
Under these agreements, Holly agreed to transport and store volumes of refined product and crude oil on our pipelines and terminal and tankage facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) Oil Pipeline Index, but generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically.
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
At July 1, 2009, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment	Year of
Agreement	(In millions)	Maturity	Contract Type
Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA*	20.7	2024	Minimum revenue commitment
Holly CPTA	28.4	2023	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Alon PTA	21.7	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$123.6

*	Reflects amended terms of the Holly IPA effective June 2009.
We depend on our agreements with Holly and Alon for the majority of our revenues. A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
Under certain provisions of an omnibus agreement that we have with Holly (the “Omnibus Agreement”), we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$12,267	$10,553	$31,186	$28,994
Affiliates – intermediate pipelines	5,370	2,953	11,438	9,002
Affiliates – crude pipelines	7,563	6,776	21,215	15,524

	25,200	20,282	63,839	53,520
Third parties – refined product pipelines	12,491	5,773	38,459	19,289

	37,691	26,055	102,298	72,809

Terminals, refinery tankage and loading racks:
Affiliates	3,159	2,455	7,907	7,690
Third parties	1,894	1,001	5,265	3,063

	5,053	3,456	13,172	10,753

Total revenues	42,744	29,511	115,470	83,562

Operating costs and expenses:
Operations	11,450	11,033	33,332	30,745
Depreciation and amortization	6,820	5,884	19,929	16,259
General and administrative	1,848	1,596	4,990	4,241

	20,118	18,513	58,251	51,245

Operating income	22,626	10,998	57,219	32,317

Other income (expense):
Equity in earnings of SLC Pipeline	711	—	1,309	—
SLC Pipeline acquisition costs	—	—	(2,500)	—
Interest income	2	25	10	146
Interest expense, including amortization	(6,418)	(5,161)	(16,225)	(14,201)
Other	—	1,007	65	1,043

	(5,705)	(4,129)	(17,341)	(13,012)

Income before income taxes	16,921	6,869	39,878	19,305

State income tax	(113)	(84)	(317)	(237)

Net income(8)	16,808	6,785	39,561	19,068

Less noncontrolling interest in net income(8)	269	164	1,191	834

Net income attributable to HEP(8)	16,539	6,621	38,370	18,234

Less general partner interest in net income attributable to HEP, including incentive distributions (1)	2,022	1,008	5,163	2,736

Limited partners’ interest in net income attributable to HEP	$14,517	$5,613	$33,207	$15,498

Limited partners’ per unit interest in net income attributable to HEP — basic and diluted(1)(9)	$0.78	$0.34	$1.89	$0.95

Weighted average limited partners’ units outstanding	18,520	16,328	17,546	16,279

EBITDA (2)	$29,888	$17,725	$74,831	$48,785

Distributable cash flow (3)	$20,678	$15,749	$51,677	$43,452

Volumes – barrels per day (“bpd”)(4)

Pipelines:
Affiliates – refined product pipelines	98,987	79,192	85,489	79,852
Affiliates – intermediate pipelines	88,053	54,583	64,494	58,014
Affiliates – crude pipelines	143,902	132,120	136,315	103,465

	330,942	265,895	286,298	241,331
Third parties – refined product pipelines	55,384	25,046	59,471	31,635

	386,326	290,941	345,769	272,966
Terminals and loading racks:
Affiliates	122,413	102,128	106,969	107,611
Third parties	44,459	27,845	42,873	32,073

	166,872	129,973	149,842	139,684

Total for pipelines and terminal assets (bpd)	553,198	420,914	495,611	412,650

(1)	Net income attributable to HEP is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. General partner incentive distributions for the three months ended September 30, 2009 and 2008 were $1.7 million and $0.9 million, respectively, and for the nine months ended September 30, 2009 and 2008 were $4.5 million and $2.4 million, respectively. HEP net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in HEP net income.

(2)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to HEP plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“U.S. GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.
         Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income attributable to HEP	$16,539	$6,621	$38,370	$18,234

Add (subtract):
Interest expense	5,314	4,902	15,396	13,462
Amortization of discount and deferred debt issuance costs	176	259	529	739
Increase in interest expense – change in fair value of interest rate swaps	928	—	300	—
Interest income	(2)	(25)	(10)	(146)
State income tax	113	84	317	237
Depreciation and amortization	6,820	5,884	19,929	16,259

EBITDA	$29,888	$17,725	$74,831	$48,785

(3)	Distributable cash flow is not a calculation based upon U.S. GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income attributable to HEP	$16,539	$6,621	$38,370	$18,234

Add (subtract):
Depreciation and amortization	6,820	5,884	19,929	16,259
Amortization of discount and deferred debt issuance costs	176	259	529	739
Increase in interest expense – change in fair value of interest rate swaps	928	—	300	—
Equity in excess cash flows over earnings of SLC Pipeline	167	—	387	—
Increase (decrease) in deferred revenue	(3,407)	3,857	(8,076)	10,638
SLC Pipeline acquisition costs*	—	—	2,500	—
Maintenance capital expenditures**	(545)	(872)	(2,262)	(2,418)

Distributable cash flow	$20,678	$15,749	$51,677	$43,452

*	Under provisions of Accounting Standards Codification (“ASC”) Topic “Business Combinations” (previously Statement of Financial Accounting Standard (“SFAS”) No. 141(R)), effective January 1, 2009, we were required to expense rather than capitalize certain acquisition costs of $2.5 million associated with our joint venture agreement with Plains that closed in March 2009. As these costs directly relate to our interest in the new joint venture pipeline and are similar to expansion capital expenditures, we have added back these costs to arrive at distributable cash flow.

**	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives.

(4)	The amount reported for the nine months ended September 30, 2008 include volumes transported on the crude pipelines for the period from March 1, 2008 through September 30, 2008 only. Volumes shipped during the months of March through September 2008 averaged 132.5 thousand barrels per day (“mbpd”). For the nine months ended September 30, 2008, crude pipeline volumes are based on volumes for the months of March through September, averaged over the 274 days in the first nine months of 2008. Under the Holly CPTA, fees are based on volumes transported on each pipeline component comprising the crude pipeline system (the crude oil gathering pipelines and the crude oil trunk lines). Accordingly, volumes transported on the crude pipelines represent the sum of volumes transported on both pipeline components. In cases where volumes are transported over both components of the crude pipeline system, such volumes are reflected twice in the total crude oil pipeline volumes.

	September 30,	December 31,
	2009	2008
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$4,050	$5,269
Working capital(5)	$4,943	$(37,832)
Total assets(6)	$518,965	$439,688
Long-term debt(7)	$429,819	$355,793
Total equity(6)(8)	$59,069	$8,120

(5)	Working capital at December 31, 2008 reflects $29.0 million of credit agreement advances that were classified as short-term borrowings.

(6)	As a master limited partnership, we distribute our available cash, which historically has exceeded net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005 and the Tulsa Loading Racks purchased in August 2009 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $163.0 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to equity.

(7)	Includes $245.0 million of credit agreement advances that were classified as long-term debt at September 30, 2009.

(8)	On January 1, 2009, we adopted accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously SFAS No. 160). As a result, net income attributable to the noncontrolling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Additionally, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have applied these standards on a retrospective basis. While this presentation differs from previous U.S. GAAP requirements, it did not affect our net income and equity attributable to HEP.

(9)	On January 1, 2009, we also adopted accounting standards under ASC Topic “Earnings Per Share” (previously Emerging Issues Task Force (“EITF”) No. 07-4), which prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The adoption of these standards resulted in a decrease in our limited partners’ interest in net income attributable to Holly Energy Partners, L.P. for the three and nine months ended September 30, 2008, reducing earnings per limited partner unit by $.01 to $0.34 and $0.95 for the three and nine months ended September 30, 2008, respectively.
Results of Operations — Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Summary
Net income attributable to HEP for the three months ended September 30, 2009 was $16.5 million, a $9.9 million increase compared to the same period in 2008. This increase was due principally to increased shipments on our pipeline systems, the effect of the July 2009 annual tariff increases on affiliate pipeline shipments and an increase in previously deferred revenue realized. These factors were partially offset by an increase in operating costs and expenses. Our revenues for the three months ended September 30, 2009 include the recognition of $5.1 million of prior shortfalls billed to shippers in 2008 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenue of $1.6 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the three months ended September 30, 2009. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues for the three months ended September 30, 2009 were $42.7 million, a $13.2 million increase compared to the three months ended September 30, 2008. This increase was due principally to overall increased shipments on our pipeline systems, the effect of the July 2009 annual tariff increase on affiliate pipeline shipments and an increase in previously deferred revenue realized. Increased volumes attributable to Holly’s 15,000 barrels per stream day expansion of the Navajo Refinery, including volumes shipped on our new 16-inch pipeline, contributed to a 24% increase in affiliate pipeline shipments. Additionally, third-party refined product shipments were up for the quarter compared to last year’s third quarter, which were down as a result of limited production resulting from an explosion and fire at Alon’s Big Spring refinery in the first quarter of 2008.

Revenues from our refined product pipelines were $24.8 million, an increase of $8.4 million compared to the third quarter of 2008. This increase was due to increased shipments on our refined product pipeline system, the effect of the July 2009 annual tariff increase on affiliate refined product shipments and a $3.4 million increase in previously deferred revenue realized. Shipments on our refined product pipeline system increased to an average of 154.4 mbpd compared to 104.2 mbpd for the same period last year.
Revenues from our intermediate pipelines were $5.4 million, an increase of $2.4 million compared to the third quarter of 2008. This increase was due to increased shipments on our intermediate pipeline system including volumes shipped on our new 16-inch pipeline, the effect of the July 2009 annual tariff increase on intermediate pipeline shipments and a $0.4 million increase in previously deferred revenue realized. Shipments on our intermediate product pipeline system increased to an average of 88.1 mbpd compared to 54.6 mbpd for the same period last year.
Revenues from our crude pipelines were $7.6 million, an increase of $0.8 million compared to the third quarter of 2008. Shipments on our crude pipeline system increased to an average of 143.9 mbpd compared to 132.1 mbpd for the same period last year.
Revenues from terminal, tankage and loading rack fees were $5.1 million, an increase of $1.6 million compared to the third quarter of 2008. This increase includes $0.5 million in revenues attributable to volumes transferred via our Tulsa Loading Racks beginning August 1, 2009. Refined products terminalled in our facilities increased to an average of 166.9 mbpd compared to 130.0 mbpd for the same period last year.
Operating Costs
Operations expense for three months ended September 30, 2009 increased by $0.4 million compared to the three months ended September 30, 2008. This increase was due principally to costs attributable to higher throughput volumes.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2009 increased by $0.9 million compared to the three months ended September 30, 2008. This increase was due to increased depreciation attributable to asset acquisitions and capital projects.
General and Administrative
General and administrative costs for the three months ended September 30, 2009 increased by $0.3 million compared to the three months ended September 30, 2008. This increase was due principally to increased professional fees.
Equity in earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $0.7 million for the three months ended September 30, 2009.
Interest Expense
Interest expense for the three months ended September 30, 2009 totaled $6.4 million, an increase of $1.3 million compared to the three months ended September 30, 2008. This was due to the effects of interest attributable to advances from our revolving credit agreement that were used to finance asset acquisitions as well as capital projects, offset by the effects of a lower effective interest rate. Additionally for the three months ended September 30, 2009, fair value adjustments to our interest rate swaps resulted in a $0.9 million non-cash increase in interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 5.2% for the three months ended September 30, 2009 compared to 5.5% for the same period last year.

State Income Tax
State income taxes were $0.1 million for each of the three months ended September 30, 2009 and 2008.
Results of Operations — Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Summary
Net income attributable to HEP for the nine months ended September 30, 2009 was $38.4 million, a $20.1 million increase compared to the same period in 2008. This increase was due principally to increased shipments on our pipeline systems, increased revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, the effect of the July 2009 annual tariff increase on affiliate pipeline shipments and an increase in previously deferred revenue realized. Additionally, we incurred acquisition costs of $2.5 million that relate to the acquisition of our SLC Pipeline joint venture interest in March 2009. Our revenues for the nine months ended September 30, 2009 include the recognition of $13.8 million of prior shortfalls billed to shippers in 2008 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenue of $6.7 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the nine months ended September 30, 2009. Such revenue will be recognized in future periods either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused after a twelve-month period.
In February 2008, we acquired certain crude pipeline and tankage assets from Holly (the “Crude Pipelines and Tankage Assets”) that service Holly’s Navajo and Woods Cross Refineries. For the nine months ended September 30, 2008, our results of operations reflect only seven months of crude pipeline and tankage operating activity due to the commencement of operations effective March 1, 2008.
Revenues
Total revenues for the nine months ended September 30, 2009 were $115.5 million, a $31.9 million increase compared to the nine months ended September 30, 2008. This increase was due principally to increased shipments on our pipeline systems, increased revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, the effect of the July 2009 annual tariff increases on affiliate pipeline shipments and an increase in previously deferred revenue realized. Increased volumes attributable to Holly’s 15,000 barrels per stream day expansion of the Navajo Refinery, including volumes shipped on our new 16-inch pipeline, contributed to a 19% net increase in affiliate pipeline shipments. Affiliate shipments for the nine months ended September 30, 2009 were impacted by the effects of reduced production during Holly’s planned maintenance turnaround of its Navajo Refinery in the first quarter of 2009. Additionally, third-party refined product shipments were up for the current year-to-date period compared to last year’s period, which were down as a result of limited production resulting from an explosion and fire at Alon’s Big Spring refinery in the first quarter of 2008.
Revenues from our refined product pipelines were $69.6 million, an increase of $21.4 million compared to the nine months ended September 30, 2008. This increase was due to increased shipments on our refined product pipeline system, the effect of the July 2009 annual tariff increase on affiliate refined product shipments and a $9.7 million increase in previously deferred revenue realized. Shipments on our refined product pipeline system increased to an average of 145.0 mbpd compared to 111.5 mbpd for the same period last year.
Revenues from our intermediate pipelines were $11.4 million, a $2.4 million increase compared to the nine months ended September 30, 2008. This increase was due to increased shipments on our intermediate pipeline system including volumes shipped on our new 16-inch pipeline, the effect of annual tariff increases on intermediate pipeline shipments and a $0.7 million increase in previously deferred revenue realized. Shipments on our intermediate product pipeline system increased to an average of 64.5 mbpd compared to 58.0 mbpd for the same period last year.

Revenues from our crude pipelines were $21.2 million, an increase of $5.7 million compared to the nine months ended September 30, 2008. This increase was due to the realization of revenues from crude oil shipments for a full nine-month period during the nine months ended September 30, 2009 compared to seven months of shipments during the same period last year due to the commencement of operations effective March 1, 2008 and increased shipments on our crude pipeline system. Shipments on our crude pipeline system increased to an average of 136.3 mbpd during the nine months ended September 30, 2009 compared to 132.5 mbpd for the months of March through September 2008.
Revenues from terminal, tankage and loading rack fees were $13.2 million, an increase of $2.4 million compared to the same period last year. This increase includes $0.5 million in revenues attributable to volumes transferred via our Tulsa Loading Racks beginning August 1, 2009. Refined products terminalled in our facilities increased to an average of 149.8 mbpd compared to 139.7 mbpd for the same period last year.
Operating Costs
Operations expense for the nine months ended September 30, 2009 increased by $2.6 million compared to the nine months ended September 30, 2008. This increase was due principally to costs attributable to our crude pipelines acquired in February 2008 and higher throughput volumes. For the nine months ended September 30, 2009, operating costs reflect costs attributable to our crude pipeline operations for a full nine-month period compared to seven months during the same period of 2008 due to the commencement of operations effective March 1, 2008.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2009 increased by $3.7 million compared to the nine months ended September 30, 2008. This increase was due to increased depreciation attributable to asset acquisitions and capital projects.
General and Administrative
General and administrative costs for the nine months ended September 30, 2009 increased by $0.7 million compared to the nine months ended September 30, 2008. This increase was due principally to increased professional fees.
Equity in earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $1.3 million for the nine months ended September 30, 2009.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition our SLC Pipeline joint venture interest. As a result of accounting requirements effective January 1, 2009, we were required to expense rather than capitalize these direct acquisition costs.
Interest Expense
Interest expense for the nine months ended September 30, 2009 totaled $16.2 million, an increase of $2.0 million compared to the nine months ended September 30, 2008. This increase was due principally to interest attributable to advances from our revolving credit agreement that were used to finance asset acquisitions as well as capital projects, offset by the effects of a lower effective interest rate. Additionally for the nine months ended September 30, 2009, fair value adjustments to our interest rate swaps resulted in a $0.3 million non-cash increase in interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 5.2% for the nine months ended September 30, 2009 compared to 5.4% for the same period last year.

State Income Tax
State income taxes were $0.3 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. During the nine months ended September 30, 2009, we received advances totaling $197.0 million that were used for our acquisitions and for capital projects and repaid $152.0 million, resulting in $45.0 million in net advances received. As of September 30, 2009, we had $245.0 million outstanding under the Credit Agreement.
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
We believe our current cash balances, future internally generated funds and funds available under our Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. With the current conditions in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing in the current debt and equity markets, we may not be able to issue new debt and equity at acceptable pricing. As a result, our ability to fund certain of our planned capital projects and other business opportunities may be limited.
In February, May and August 2009, we paid regular cash distributions of $0.765, $0.775 and $0.785 on all units, an aggregate amount of $44.4 million. Included in these distributions was $3.8 million paid to the general partner as an incentive distribution.
Cash and cash equivalents decreased by $1.2 million during the nine months ended September 30, 2009. The cash flows used for investing activities of $99.0 million exceeded cash flows provided by operating and financing activities of $44.8 million and $53.0 million, respectively. Working capital for the nine months ended September 30, 2009 increased by $42.8 million due principally to the reclassification of $29.0 million in Credit Agreement advances to long-term debt. These advances were classified as short-term borrowings at December 31, 2008 and have been reclassified to long-term debt since our Credit Agreement expires in 2011.

Cash Flows — Operating Activities
Cash flows from operating activities increased by $6.7 million from $38.1 million for the nine months ended September 30, 2008 to $44.8 million for the nine months ended September 30, 2009. Additional cash collections of $13.4 million from our major customers were offset by miscellaneous year-over-year changes in collections and payments.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. For the nine months ended September 30, 2009, we received cash payments of $6.9 million under these commitments. We billed $13.8 million during the nine months ended September 30, 2008 related to shortfalls that subsequently expired without recapture and was recognized as revenue during the nine months ended September 30, 2009. Another $1.6 million is included in our accounts receivable at September 30, 2009 related to shortfalls that occurred in the third quarter of 2009.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $101.0 million from $200.0 million for the nine months ended September 30, 2008 to $99.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we acquired the Tulsa Loading Racks, Holly’s 16-inch intermediate pipeline and our SLC Pipeline joint venture interest costing $11.8 million, $34.2 million and $25.5 million, respectively. Additionally, additions to properties and equipment for the nine months ended September 30, 2009 were $27.5 million, a decrease of $1.5 million compared to $29.0 million for same period last year. These additions relate principally to the expansion of our pipeline system between Artesia, New Mexico and El Paso, Texas (the “South System”). For the nine months ended September 30, 2008, we paid $171.0 million in connection with our purchase of the Crude Pipelines and Tankage Assets from Holly in February 2008.
In accounting for our $17.5 million acquisition of the Tulsa Loading Racks in August 2009, we recorded property and equipment of $11.8 million, representing Holly’s cost basis in the transferred assets since we are a controlled subsidiary of Holly and recorded the $5.7 million excess purchase price over Holly’s basis in the assets as a decrease to our partners’ equity.
Cash Flows — Financing Activities
Cash flows provided by financing activities decreased by $100.7 million from $153.7 million for the nine months ended September 30, 2008 to $53.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we received $197.0 million and repaid $152.0 million in advances under the Credit Agreement. We also received $58.4 million in proceeds and incurred $0.3 million in costs with respect to our May 2009 equity offering. During the nine months ended September 30, 2009, we paid $44.4 million in regular quarterly cash distributions to our general and limited partners, paid $5.7 million in excess of Holly’s basis in the Tulsa Loading Racks and paid $0.6 million in distributions to noncontrolling interest holders in Rio Grande. Additionally during 2009, we received a $1.2 million capital contribution from our general partner and paid $0.6 million for the purchase of common units for recipients of our restricted unit incentive grants. During the nine months ended September 30, 2008, we received $221.0 million and repaid $26.0 million in advances under the Credit Agreement, received $0.1 million from the issuance of our common units and incurred $0.7 million in deferred financing costs in connection with the amendment to the Credit Agreement. We also paid $38.9 million in regular quarterly cash distributions to our general partner and limited partners and paid $1.2 million in distributions to noncontrolling interest holders in Rio Grande. Additionally during 2008, we received a $0.2 million capital contribution from our general partner and paid $0.8 million for the purchase of common units for recipients of our restricted unit incentive grants.

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
We have an agreement with Holly under which we have agreed to expand the South System. The South System expansion includes replacing 85 miles of 8-inch pipe with 12-inch pipe, adding 150,000 barrels of refined product storage at our El Paso Terminal, improving existing pumps, adding a tie-in to the Kinder Morgan pipeline to Tucson and Phoenix, Arizona, and making related modifications. The cost of this project is estimated to be $52.0 million. Construction of the South System pipe replacement and storage tankage is complete and improvements to Kinder Morgan’s El Paso pump station are expected to be completed by December 2009.
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
On August 1, 2009, we acquired the Tulsa Loading Racks from Holly located at Holly’s Tulsa Refinery for $17.5 million. The racks load refined products produced at the Tulsa Refinery onto rail cars and/or tanker trucks for delivery to surrounding markets.
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
We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interest in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $300.0 million. Holly’s share of this cost is $225.0 million. Holly expects the project to be ready to commence operations in the fall of 2010.
Holly is currently working on a project to deliver additional crude oils to its Navajo Refinery, including a 70-mile pipeline from Centurion Pipeline L.P.’s Slaughter Station in west Texas to Lovington, New Mexico. The cost of the project is expected to be $39.5 million and construction is currently expected to be completed and the project to become fully operational by November 2009. Additionally, Holly recently completed a 37-mile 8-inch crude oil pipeline from the Beeson Station to Lovington, New Mexico at a cost of approximately $11.0 million. Under provisions of the Omnibus Agreement, we will have an option to purchase Holly’s investment in these projects at a purchase price to be negotiated with Holly.
We are currently working on a capital improvement project that will provide increased flexibility and capacity to our intermediate pipelines enabling us to accommodate increased volumes following Holly’s Navajo Refinery capacity expansion. This project is expected to be completed by November 2009 at an estimated cost of $7.0 million.
During the first quarter of 2009, we completed the conversion of an existing 12-mile crude oil pipeline to a natural gas pipeline at a cost of $1.1 million. This pipeline is operational and delivering natural gas to Holly’s Navajo Refinery.
On October 20, 2009, we announced an agreement with Sinclair Oil Company (“Sinclair”) to purchase certain logistics and storage assets consisting of storage tanks having approximately 1.4 million barrels of storage capacity, loading racks and a refined product delivery pipeline at Sinclair’s refinery located in Tulsa, Oklahoma. Separately Holly, also a party to the agreement, announced an agreement to purchase the refining assets at Sinclair’s Tulsa refinery. In conjunction with these transactions, we expect to enter into a long-term agreement with Holly to provide certain storage, loading, delivery and receiving services associated with the new assets.
We expect that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline, Sinclair logistic and storage assets and Holly crude oil pipeline projects described above, will be funded with existing cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300 million Credit Agreement maturing August 2011, or a combination thereof. With the uncertain conditions in the credit and equity markets during 2009, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline and Holly’s crude oil pipeline projects. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HLS’ board of directors decide not to proceed with any of these opportunities.
Credit Agreement
We have a $300.0 million senior secured revolving credit agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50.0 million sub-limit and to fund distributions to unitholders up to a $20.0 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the interim financing of capital projects, are classified as long-term liabilities. During the nine months ended September 30, 2009, we received advances totaling $197.0 million that were used as interim financing for our acquisitions and for capital projects and repaid $152.0 million, resulting in $45.0 million in net advances received. As of September 30, 2009, we had $245.0 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of September 30, 2009, we had no working capital borrowings.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At September 30, 2009, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2009, we are subject to a 0.30% commitment fee on the $55.0 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.
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
The carrying amounts of our long-term debt are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$245,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(2,058)	(2,344)
Unamortized premium – de-designated fair value hedge	1,877	2,137

	184,819	184,793

Total debt	429,819	384,793
Less net short-term borrowings under credit agreement(1)	—	29,000

Total long-term debt(1)	$429,819	$355,793

(1)	We are currently classifying all borrowings under the Credit Agreement as long-term. At December 31, 2008, we classified certain of our Credit Agreement borrowings as short-term.
See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
During the nine months ended September 30, 2009, we received net advances of $45.0 million resulting in $245.0 million of outstanding principal under the Credit Agreement at September 30, 2009. There were no other significant changes to our long-term contractual obligations during this period.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2009 and 2008.
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
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2009. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.
Recent Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental U.S. GAAP. Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under U.S. GAAP. We adopted the codification effective September 30, 2009.
Subsequent Events
In May 2009, the FASB issued accounting standards under ASC Topic “Subsequent Events” (previously Statement of Financial Accounting Standard (“SFAS”) No. 165) which establish general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted these standards effective June 30, 2009. Although these standards require disclosure of the date through which we have evaluated subsequent events, it did not affect our accounting and disclosure policies with respect to subsequent events.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued accounting standards under ASC Topic “Financial Instruments” (previously FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. We adopted these standards effective June 30, 2009. See Note 3 for disclosure of our financial instruments.
Noncontrolling Interests in Consolidated Financial Statements
Accounting standards under ASC Topic “Noncontrolling Interest in a Subsidiary” (previously SFAS No. 160) became effective January 1, 2009, which change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” within this document have been replaced with “noncontrolling interest.” Additionally, net income attributable to the noncontrolling interest in our Rio Grande subsidiary is now presented as an adjustment to net income to arrive at “Net income attributable to Holly Energy Partners, L.P.” in our Consolidated Statements of Income. Prior to our adoption of these standards, this amount was presented as “Minority interest in Rio Grande,” a non-operating expense item before “Income before income taxes.” Furthermore, equity attributable to noncontrolling interests in our Rio Grande subsidiary is now presented as a separate component of total equity in our Consolidated Financial Statements. We have applied these standards on a retrospective basis. While this presentation differs from previous U.S. GAAP requirements, it did not affect our net income and equity attributable to HEP.

Business Combinations
Accounting standards under ASC Topic “Business Combinations” (previously SFAS 141 No. (R)) became effective January 1, 2009, which establish principles and requirements for how an acquirer accounts for a business combination. It also requires that acquisition-related transaction and restructuring costs be expensed rather than be capitalized as part of the cost of an acquired business. Accordingly, we were required to expense the $2.5 million finder’s fee related to the acquisition of our SLC Pipeline joint venture interest.
Disclosures about Derivative Instruments and Hedging Activities
Accounting standards under ASC Topic “Derivatives and Hedging” (previously SFAS No. 161) became effective January 1, 2009, which amend and expand disclosure requirements to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact, including the effect on cash flows associated with derivative activity. See Risk Management below for disclosure of our derivative instruments and hedging activity.
Earnings per Share — Master Limited Partnerships
Accounting standards under ASC Topic “Earnings Per Share” (previously Emerging Issues Task Force (“EITF”) Issue No. 07-04) became effective January 1, 2009, which prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The adoption of these standards resulted in a decrease in our limited partners’ interest in net income attributable to Holly Energy Partners, L.P. for the three and nine months ended September 30, 2008, reducing earnings per limited partner unit by $.01 to $0.34 and $0.95 for the three and nine months ended September 30, 2008, respectively.
Participating Securities — Instruments Granted in Share-Based Transactions
Accounting standards under ASC Topic “Earnings Per Share” (previously FSP No. 03-6-1) became effective January 1, 2009, which provide guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method. The adoption of these standards did not have a material impact on our financial condition, results of operations and cash flows.
RISK MANAGEMENT
We use interest rate derivatives to manage our exposure to interest rate risk. As of September 30, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171.0 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts our $171.0 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of September 30, 2009. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171.0 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171.0 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of September 30, 2009, we had no ineffectiveness on our cash flow hedge.

We also have an interest rate swap contract that effectively converts interest expense associated with $60.0 million of our 6.25% Senior Notes from a fixed to a variable rate (“Variable Rate Swap”). Under this swap contract, interest on the $60.0 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.52% as of September 30, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
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
Prior to the execution of our Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60.0 million in outstanding principal under the Senior Notes. We designated this hedge in October 2008. At this time, the carrying balance of our Senior Notes included a $2.2 million premium due to the application of hedge accounting until the designation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our consolidated balance sheets with the offsetting fair value adjustment to interest expense. For the three and nine months ended September 30, 2009, we recognized an increase of $0.9 million and $0.3 million, respectively, in interest expense as a result of fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on our interest rate swaps as of September 30, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets	$2,658	Long-term debt	$(1,877)
-$60 million of 6.25% Senior Notes			HEP partners’ equity	(1,942	)(1)
			Interest expense	1,161	(2)

		$2,658		$(2,658)

Liability
Cash flow hedge - $171 million	Other long-term		Accumulated other
LIBOR based debt	liabilities	$(10,182)	comprehensive loss	$10,182

Variable-to-fixed interest rate swap	Other long-term		HEP partners’ equity	4,166	(1)
- $60 million	liabilities	(3,044)	Interest expense	(1,122)

		$(13,226)		$13,226

(1)	Represents prior year charges to interest expense.

(2)	Net of amortization of premium attributable to designated hedge.
We review publicly available information on our counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the interest rate swap contracts. These counterparties consist of large financial institutions. Furthermore, we have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their respective commitments.
The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.
At September 30, 2009, we had an outstanding principal balance on our 6.25% Senior Notes of $185.0 million. By means of our interest rate swap contracts, we have effectively converted the 6.25% fixed rate on $60.0 million of the Senior Notes to a fixed rate of 4.75%. A change in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. At September 30, 2009, the fair value of our Senior Notes was $169.3 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at September 30, 2009 would result in a change of approximately $6.2 million in the fair value of the debt.
At September 30, 2009, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
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
Item 6. Exhibits
10.1	Asset Purchase Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.2	Second Amended and Restated Omnibus Agreement, dated as of August 1, 2009, by and among Holly Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.3	Tulsa Equipment and Throughput Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.4	Tulsa Purchase Option Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.

(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: October 30, 2009	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)