Form 10-K
period 2009-12-31
HOLLY ENERGY PARTNERS LP
filed 2010-02-16
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☑
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $357 million on June 30, 2009, based on the last sales price as quoted on the New York Stock Exchange.
The number of the registrant’s outstanding common limited partners units at February 8, 2009 was 21,141,009.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business”, “Risk Factors” and “Properties” in Items 1, 1A and 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled in our terminals;
•	the economic viability of Holly Corporation, Alon USA, Inc. and our other customers;
•	the demand for refined petroleum products in markets we serve;
•	our ability to successfully purchase and integrate additional operations in the future;
•	our ability to complete previously announced or contemplated acquisitions;
•	the availability and cost of additional debt and equity financing;
•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;
•	the effects of current and future government regulations and policies;
•	our operational efficiency in carrying out routine operations and capital construction projects;
•	the possibility of terrorist attacks and the consequences of any such attacks;
•	general economic conditions; and
•	other financial, operations and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX TO DEFINED TERMS AND NAMES
The following terms and names that appear in this form 10-K are defined on the following pages:

Alon	7
Alon PTA	7
Beeson Pipeline	9
Big Spring Refinery	7
Bpd	12
Centurion Pipeline	9
CFR	13
Credit Agreement	23
Crude Pipelines and Tankage Assets	10
Distributable cash flow	45
DOT	13
EBITDA	45
Expansion capital expenditures	12
FERC	10
Fixed Rate Swap	65
GAAP	45
HEP	7
HLS	7
Holly	7
Holly CPTA	7
Holly ETA	7
Holly IPA	7
Holly PTA	7
Holly PTTA	7
Holly RPA	7
Intermediate Pipelines	7
LIBOR	60
Long-Term Incentive Plan	82
LPG	8
Maintenance capital expenditures	12
mbbls	35
mbpd	53
Mid-America	35
Navajo Refinery	7
NuStar	39
OSHA	20
Plains	9
PPI	10
Roadrunner Pipeline	9
SEC	7
Senior Notes	23
Sinclair	7
Sinclair Transportation	40
SLC Pipeline	8
Third Restated Omnibus Agreement	11
Tulsa Refinery	8
UNEV Pipeline	12
Variable Rate Swap	64
Woods Cross Refinery	8
Terms used in the financial statements and footnotes are as defined therein.

Item 1.	Business
OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership engaged principally in the business of operating a system of petroleum product and crude oil pipelines, storage tanks, distribution terminals and loading rack facilities in west Texas, New Mexico, Utah, Arizona, Oklahoma, Idaho and Washington. We maintain our principal corporate offices at 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Additionally available on our website are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “Holly” refers to Holly Corporation and its subsidiaries, other than HEP and its subsidiaries and other than Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of Holly Corporation that is the general partner of the general partner of HEP and manages HEP.
We generate revenues by charging tariffs for transporting petroleum product and crude oil through our pipelines and by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services. We do not take ownership of products that we transport, terminal or store, and therefore, we are not directly exposed to changes in commodity prices. We serve Holly’s refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements. These agreements relate to the pipelines and terminals contributed to us by Holly at the time of our initial public offering in 2004 (the “Holly PTA”), the intermediate pipelines acquired in 2005 and in June 2009 (the “Holly IPA”), the crude pipelines and tankage assets acquired from Holly in 2008 (the “Holly CPTA”), the Tulsa loading racks acquired in August 2009 (the “Holly ETA”) and the Roadrunner pipeline acquired from Holly in December 2009 (the “Holly RPA”). Additionally, we have a pipeline, tankage and throughput agreement with Holly to provide transportation and storage services via our logistics and storage facilities that were acquired from an affiliate of Sinclair Oil Company (“Sinclair”) in December 2009 (the “Holly PTTA”). We also serve the Alon USA, Inc. (“Alon”) Big Spring, Texas refinery (the “Big Spring Refinery”) under the Alon pipelines and terminals agreement (the “Alon PTA”). The substantial majority of our business is devoted to providing transportation, storage and terminalling services to Holly. Holly controls our general partner and owns a 34% interest in us. We operate our business as one business segment.
Our assets include:
Pipelines:
•
approximately 820 miles of refined product pipelines, including 340 miles of leased pipelines, that transport gasoline, diesel and jet fuel principally from Holly’s refinery in New Mexico (the “Navajo Refinery”) to its customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Colorado, Utah and northern Mexico;

•	approximately 510 miles of refined product pipelines that transport refined products from Alon’s Big Spring Refinery in Texas to its customers in Texas and Oklahoma;
•
three 65-mile pipelines that transport intermediate feedstocks and crude oil from Holly’s Navajo Refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery facilities in Artesia, New Mexico (the “Intermediate Pipelines”);

•	approximately 960 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to Holly’s Navajo Refinery;
•	approximately 10 miles of crude oil and refined product pipelines that support Holly’s refinery located near Salt Lake City, Utah (the “Woods Cross Refinery”); and
•
gasoline and diesel connecting pipelines located at Holly’s Tulsa refinery east facility. In 2009, Holly acquired two refinery facilities located in Tulsa, Oklahoma (collectively, the “Tulsa Refinery”).

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

•
a refined product truck loading rack facility at each of Holly’s Navajo and Woods Cross Refineries, refined product and lube oil rail loading racks and a lube oil truck loading rack at Holly’s Tulsa Refinery west facility and a refined product, asphalt and liquefied petroleum gas (“LPG”) truck loading rack at Holly’s Tulsa Refinery east facility;

•	a Roswell, New Mexico jet fuel terminal leased through September 2011;
•	on-site crude oil tankage at Holly’s Navajo, Woods Cross and Tulsa Refineries having an aggregate storage capacity of approximately 600,000 barrels; and
•	on-site refined product tankage at Holly’s Tulsa Refinery having an aggregate storage capacity of approximately 1,400,000 barrels.
We also own a 25% joint venture interest in a new 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City area.
We have a long-term strategic relationship with Holly. Our growth plan is to continue to pursue purchases of logistic assets at its existing refining locations in New Mexico, Utah and Oklahoma. We will also work with Holly on logistic asset acquisitions in conjunction with Holly’s refinery acquisition strategies. Furthermore, we will continue to pursue third-party logistic asset acquisitions which are accretive to our unitholders and increase the diversity of our revenues.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired certain logistics and storage assets from an affiliate of Sinclair for $79.2 million consisting of storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at Sinclair’s refinery located in Tulsa, Oklahoma. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of our common units having a fair value of $53.5 million. Separately, Holly, also a party to the transaction, acquired Sinclair’s Tulsa refinery.

Concurrent with this transaction, we entered into a 15-year pipeline, tankage and loading rack throughput agreement with Holly, the Holly PTTA, whereby Holly agreed to transport, throughput and load volumes of product via our Tulsa logistics and storage assets that will initially result in minimum annual revenues to us of $13.8 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo Refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma (the ”Centurion Pipeline”) and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo Refinery Lovington facility (the “Beeson Pipeline”).
The Roadrunner Pipeline provides the Navajo Refinery with direct access to a wide variety of crude oils available at Cushing, Oklahoma. In connection with this transaction, we entered into a 15-year pipeline agreement with Holly, the Holly RPA, whereby Holly agreed to transport volumes of crude oil on our Roadrunner Pipeline that will result in minimum annual revenues to us of $9.2 million.
The Beeson Pipeline connects our New Mexico crude oil gathering system to the Navajo Refinery Lovington facility. It operates as a component of our crude pipeline system and provides Holly with added flexibility to move crude oil from our crude oil gathering systems.
Tulsa Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa Refinery for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
In connection with this transaction, we entered into a 15-year equipment and throughput agreement with Holly, the Holly ETA, whereby Holly agreed to throughput a minimum volume of products via the acquired loading racks that will initially result in minimum annual revenues to us of $2.7 million.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, we acquired a newly constructed, 16-inch intermediate pipeline from Holly for $34.2 million. The pipeline runs 65 miles from the Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico. This pipeline was placed in service effective June 1, 2009 and operates as a component of our Intermediate Pipeline system that services Holly’s Navajo Refinery.
In connection with this transaction, Holly agreed to amend the Holly IPA. As a result, the term of the Holly IPA was extended by an additional 4 years and now expires in June 2024. Additionally, Holly’s minimum commitment under the Holly IPA was increased and the Holly IPA currently results in minimum annual payments to us of $20.7 million.
SLC Pipeline Joint Venture Interest
On March 1, 2009, we acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system that we jointly own with Plains All American Pipeline, L.P. (“Plains”). The SLC Pipeline commenced operations effective March 2009 and allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline was $28 million, consisting of the capitalized $25.5 million joint venture contribution and the $2.5 million finder’s fee paid to Holly that was expensed as acquisition costs.

Rio Grande Pipeline Sale
On December 1, 2009, we sold our 70% interest in Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.
2008 Acquisition
Crude Pipelines and Tankage Transaction
On February 29, 2008, we acquired from Holly certain crude pipelines and tankage assets (the “Crude Pipelines and Tankage Assets”) for $180 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico, a leased jet fuel terminal in Roswell, New Mexico and crude oil and refined product pipelines that support Holly’s Woods Cross Refinery. The consideration paid consisted of $171 million in cash and 217,497 of our common units having a fair value of $9 million.
In connection with this transaction, we entered into the 15-year Holly CPTA. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that result in minimum annual payments to us.
Agreements with Holly and Alon
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset acquisitions, as described above, we entered into three new 15-year transportation agreements with Holly, each expiring in 2024.
In addition, we have the Holly PTA (expiring in 2019) that relates to the pipelines and terminals contributed to us at the time of our initial public offering in 2004, the Holly IPA (expiring in 2024) that relates to the intermediate pipelines acquired from Holly in 2005 and in June 2009, and the Holly CPTA (expiring in 2023) that relates to the Crude Pipelines and Tankage Assets acquired in 2008.
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following our July 1, 2009 PPI rate adjustments, these agreements, including our new 2009 agreements with Holly, will result in minimum payments to us of $118.5 million for the twelve months ended June 30, 2010.
Under certain circumstances, certain of Holly’s minimum revenue commitments under these agreements may be temporarily suspended or terminated.
Additionally in February 2010, we entered into a pipeline systems operating agreement with Holly expiring in 2014 (the “Holly Pipeline Operating Agreement”). Under the Holly Pipeline Operating Agreement, effective December 1, 2009, we will operate certain tankage, pipelines, asphalt racks and terminal buildings owned by Holly for an annual management fee of $1.3 million.
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial $20.2 million annual amount. Following the March 1, 2009 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2010 is $21.7 million. Furthermore, for the twelve months ending February 28, 2011, Alon’s minimum commitment will increase to $22.7 million as a result of the upcoming March 1, 2010 PPI adjustment.

Alon’s initial annual commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account an expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the Alon PTA may be reduced or suspended under certain circumstances.
If Holly or Alon fail to meet their minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment under the Holly PTA, Holly IPA and Alon PTA may be applied as a credit in the following four quarters after minimum obligations are met.
As of December 31, 2009, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment	Year of
Agreement	(in millions)	Maturity	Contract Type

Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA*	20.7	2024	Minimum revenue commitment
Holly CPTA**	28.4	2023	Minimum revenue commitment
Holly PTTA	13.8	2024	Minimum revenue commitment
Holly RPA	9.2	2024	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Alon PTA	21.7	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$146.6

*	Reflects amended terms of the Holly IPA effective June 2009.

**	Reflects amended terms of the Holly CPTA effective January 2009.
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
Omnibus Agreement
We entered into an omnibus agreement with Holly in 2004 that we and Holly amended and restated several times in connection with our acquisitions from Holly in 2009 with the last amendment and restatement occurring on December 1, 2009 (the “Third Restated Omnibus Agreement”). Under certain provisions of the Third Restated Omnibus Agreement, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us, currently $2.3 million. This fee includes expenses incurred by Holly and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.

Under the Third Restated Omnibus Agreement, Holly agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The transfers that are covered by the agreement include the refined product pipelines, terminals and tanks transferred by Holly’s subsidiaries in connection with our initial public offering in July 2004, the intermediate pipelines acquired in July 2005, and the Crude Pipelines and Tankage Assets acquired in 2008. The Third Restated Omnibus Agreement provides environmental indemnification of up to $15 million for the assets transferred to us, other than the Crude Pipelines and Tankage Assets, plus an additional $2.5 million for the intermediate pipelines acquired in July 2005. Except as described below, Holly’s indemnification obligations described above will remain in effect for an asset for ten years following the date it is transferred to us. The Third Restated Omnibus Agreement also provides an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets. Holly’s indemnification obligations described above do not apply to our 2009 acquisitions consisting of (i) the Tulsa loading racks acquired from Holly, (ii) the 16-inch intermediate pipeline, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, or (v) the logistics and storage assets acquired from Sinclair.
Under provisions of the Holly ETA and Holly PTTA, Holly agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of the Tulsa loading racks acquired from Holly in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009. Additionally, Holly agreed to indemnify us for any liabilities arising from Holly’s operation of the loading racks under the Holly ETA.
We have an environmental agreement with Alon expiring in 2015 with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon, whereby Alon will indemnify us subject to a $100,000 deductible and a $20 million maximum liability cap.
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
Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated to a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2010 capital budget is comprised of $4.8 million for maintenance capital expenditures and $6 million for expansion capital expenditures.

We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interests in a joint venture pipeline currently under construction. The pipeline will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada (the “UNEV Pipeline”). Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 barrels per day (“bpd”), with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $275 million.
Holly currently anticipates that all requisite regulatory approvals required to commence the construction of the pipeline will be received by the start of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the first quarter of 2011.
We expect that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300 million credit agreement maturing August 2011, or a combination thereof. With volatility and uncertainty in the current credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under our credit agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HLS’ board of directors decide not to proceed with any of these opportunities.
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
We monitor the structural integrity of selected segments of our pipeline systems through a program of periodic internal inspections using both “dent pigs” and electronic “smart pigs”, as well as hydrostatic testing that conforms to federal standards. We follow these inspections with a review of the data and we make repairs as necessary to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other approved integrity testing methods. We believe this approach will ensure that the pipelines that have the greatest risk potential receive the highest priority in being scheduled for inspections or pressure tests for integrity. Our inspection process complies with all Department of Transportation (“DOT”) and Code of Federal Regulations (“CFR”) 49 CFR Part 195 requirements.
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
COMPETITION
As a result of our physical integration with Holly’s Navajo, Woods Cross and Tulsa Refineries, our contractual relationship with Holly under the Third Restated Omnibus Agreement and the Holly pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of refined products transported from Holly’s Refineries, particularly during the terms of our long-term transportation agreements with Holly expiring in 2019 – 2024. Additionally, with our contractual relationship with Alon under the Alon PTA expiring in 2020, we believe that we will not face significant competition for those barrels of refined products we transport from Alon’s Big Spring Refinery.
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

RATE REGULATION
Some of our existing pipelines are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to rates that are already on file and in effect by complaint. A successful challenge under a complaint may result in the complainant obtaining damages or reparations for up to two years prior to the date the complaint was filed. The Interstate Commerce Act also permits challenges to a proposed new or changed rate by a protest. A successful challenge under a protest may result in the protestant obtaining refunds or reparations from the date the proposed new or changed rate become effective. In either challenge process, the third party must be able to show it has a substantial economic interest in those rates to proceed. The FERC generally has not investigated interstate rates on its own initiative but will likely become a party to any proceedings when the rates receive either a complaint or a protest. However, the FERC is not prohibited from bringing an interstate rate under investigation without a third-party intervention.
While the FERC regulates the rates for interstate shipments on our refined product pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments in Texas, the Oklahoma Corporation Commission regulates the rates for intrastate shipments in Oklahoma and the Idaho Public Utilities Commission regulates the rates for intrastate shipments in Idaho. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, a state regulatory commission could investigate our rates if such a challenge were filed.
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
Under the Third Restated Omnibus Agreement, Holly agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The transfers that are covered by the agreement include the refined product pipelines, terminals and tanks transferred by Holly’s subsidiaries in connection with our initial public offering in July 2004, the intermediate pipelines acquired in July 2005, and the Crude Pipelines and Tankage Assets acquired in 2008. The Third Restated Omnibus Agreement provides environmental indemnification of up to $15 million for the assets transferred to us, other than the Crude Pipelines and Tankage Assets, plus an additional $2.5 million for the intermediate pipelines acquired in July 2005. Except as described below, Holly’s indemnification obligations described above will remain in effect for an asset for ten years following the date it is transferred to us. The Third Restated Omnibus Agreement also provides an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets. Holly’s indemnification obligations described above do not apply to our 2009 acquisitions consisting of (i) the Tulsa loading racks acquired from Holly, (ii) the 16-inch intermediate pipeline, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, or (v) the logistics and storage assets acquired from Sinclair.

Under provisions of the Holly ETA and Holly PTTA, Holly will indemnify us for environmental liabilities arising from our pre-ownership operations of the Tulsa loading racks acquired from Holly in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009. Additionally, Holly agreed to indemnify us for any liabilities arising from Holly’s operation of the loading racks under the Holly ETA.
Additionally, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20 million maximum liability cap.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. As of December 31, 2009, we have an accrual of $0.2 million that relates to two environmental clean-up projects. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
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
EMPLOYEES
To carry out our operations, HLS employs 140 people who provide direct support to our operations. Holly Logistic Services, L.L.C. considers its employee relations to be good. Neither we nor our general partner have employees. We reimburse Holly for direct expenses that Holly or its affiliates incurs on our behalf for the employees of HLS.

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
The headings provided in this Item 1A. are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors.

RISKS RELATED TO OUR BUSINESS
We depend upon Holly and particularly its Navajo Refinery for a majority of our revenues; if those revenues were significantly reduced or if Holly’s financial condition materially deteriorated, there would be a material adverse effect on our results of operations.
For the year ended December 31, 2009, Holly accounted for 70% of the revenues of our petroleum product and crude pipelines and 63% of the revenues of our terminals and truck loading racks. We expect to continue to derive a majority of our revenues from Holly for the foreseeable future. If Holly satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at the Navajo, Woods Cross or Tulsa Refineries, our revenues and cash flow would decline.
Any significant curtailing of production at the Navajo Refinery could, by reducing throughput in our pipelines and terminals, result in our realizing materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2009, production from the Navajo Refinery accounted for 84% of the throughput volumes transported by our refined product and crude oil pipelines. The Navajo Refinery also received 100% of the petroleum products shipped on our Intermediate Pipelines. Operations at the Navajo, Woods Cross or Tulsa Refineries could be partially or completely shut down, temporarily or permanently, as the result of:
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
•
increasingly stringent environmental laws and regulations, such as the U.S. Environmental Protection Agency’s gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel for both on-road and non-road usage as well as various state and federal emission requirements that may affect the refinery itself and potential future climate change regulations;

•	an inability to obtain crude oil for the refinery at competitive prices; or
•	a general reduction in demand for refined products in the area due to:
•	a local or national recession or other adverse economic condition that results in lower spending by businesses and consumers on gasoline and diesel fuel;
•	higher gasoline prices due to higher crude oil costs, higher taxes or stricter environmental laws or regulations; or
•
a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, legislation either mandating or encouraging higher fuel economy or the use of alternative fuel or otherwise.

The magnitude of the effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected by the shutdown. We have no control over the factors that may lead to a shutdown or the measures Holly may take in response to a shutdown. Holly makes all decisions at the Navajo, Woods Cross and Tulsa Refineries concerning levels of production, regulatory compliance, refinery turnarounds (planned shutdowns of individual process units within the refinery to perform major maintenance activities), labor relations, environmental remediation and capital expenditures; is responsible for all related costs; and is under no contractual obligation to us to maintain operations at its refineries.

Furthermore, Holly’s obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us would be temporarily suspended during the occurrence of a force majeure that renders performance impossible with respect to an asset for at least 30 days. If such an event were to continue for a year, we or Holly could terminate the agreements. The occurrence of any of these events could reduce our revenues and cash flows.
We depend on Alon and particularly its Big Spring Refinery for a substantial portion of our revenues; if those revenues were significantly reduced, there would be a material adverse effect on our results of operations.
For the year ended December 31, 2009, Alon accounted for 26% of the combined revenues of our petroleum product and crude oil pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement.
A decline in production at Alon’s Big Spring Refinery would materially reduce the volume of refined products we transport and terminal for Alon and, as a result, our revenues would be materially adversely affected. The Big Spring Refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined products or for planned maintenance or capital projects. Such factors would include the factors discussed above under the discussion of risk factors for the Navajo Refinery.
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
We are exposed to the credit risks, and certain other risks, of our key customers.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. As stated above, we receive substantial revenues from both Holly and Alon under their respective pipelines and terminals, tankage and throughput agreements.
If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks.
We derive a significant portion of our revenues from contracts with key customers. To the extent that these and other customers may be unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.
Mergers among our existing customers could provide strong economic incentives for the combined entities to utilize systems other than ours, and we could experience difficulty in replacing lost volumes and revenues. Because a significant portion of our operating costs are fixed, a reduction in volumes would result not only in a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce our ability to meet our financial obligations and make distributions to unitholders.

Competition from other pipelines that may be able to supply our shippers’ customers with refined products at a lower price could cause us to reduce our rates or could reduce our revenues.
We and our shippers could face increased competition if other pipelines are able to competitively supply our shippers’ end-user markets with refined products. The Longhorn Pipeline, owned by Magellan Midstream Partners, L.P., is an approximately 72,000 bpd common carrier pipeline that delivers refined products utilizing a direct route from the Texas Gulf Coast to El Paso and, through interconnections with third-party common carrier pipelines, into the Arizona market. Increased supplies of refined product delivered by the Longhorn Pipeline and Kinder Morgan’s El Paso to Phoenix pipeline could result in additional downward pressure on wholesale refined product prices and refined product margins in El Paso and related markets. Additionally, further increases in products from Gulf Coast refiners entering the El Paso and Arizona markets on this pipeline and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines could cause a decline in the demand for refined product from Holly and/or Alon. This could reduce our opportunity to earn revenues from Holly and Alon in excess of their minimum volume commitment obligations.
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
The volume of refined products we transport in our refined product pipelines depends on the level of production of refined products from Holly’s and Alon’s refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers’ operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.
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
The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Alon’s obligations to lease capacity on the Artesia-Orla-El Paso pipeline have remaining terms that expire beginning in 2012 through 2018. Our long-term pipeline and terminal, tankage and throughput agreements with Holly and Alon expire beginning in 2019 through 2024.
Our operations may incur substantial liabilities to comply with climate change legislation.
New environmental laws and regulations, including new federal or state regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. There is growing consensus that some form of regulation will be forthcoming at the federal level in the United States with respect to greenhouse gas emissions. Many states have already begun implementing legal measures to reduce emissions of greenhouse gases. Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has commenced initial steps and officially proposed two sets of rules regarding the possible future regulation of greenhouse gas emissions under the Clean Air Act, one of which would regulate emissions of greenhouse gases from motor vehicles and the other of which would regulate emissions of greenhouse gases from large stationary sources such as power plants or industrial facilities. While it is not possible at this time to fully predict how legislation or new regulations that may be adopted in the United States to address greenhouse gas emissions would impact our business, new legislation or regulatory programs that restrict emissions of greenhouse gases in areas where we conduct business could adversely affect our operations and demand for our services. Furthermore, the costs of environmental and safety regulations are already significant and additional or more stringent regulation could increase these costs or could otherwise adversely affect our business.
Our operations are subject to federal, state, and local laws and regulations relating to product quality specifications, environmental protection and operational safety that could require us to make substantial expenditures.
Our pipelines and terminals, tankage and loading rack operations are subject to increasingly strict environmental and safety laws and regulations. Also, the transportation and storage of refined products produces a risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. If we were to incur a significant liability pursuant to environmental laws or regulations, it could have a material adverse effect on us. We are also subject to the requirements of the Federal Occupational Safety and Health Administration (“OSHA”), and comparable state statutes. Any violation of OSHA could impose substantial costs on us.
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

We may have additional maintenance costs in the future.
Our pipeline and storage assets are generally long-lived assets, and some of those assets have been in service for many years. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions. However, we maintain continuing monitoring programs and maintenance expenditures in an attempt to address such issues.
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
Our growth strategy is dependent upon:
•
the accuracy of our assumption that many of the markets that we currently serve or have plans to serve in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States will experience population growth that is higher than the national average; and

•
the willingness and ability of Holly to capture a share of this additional demand in its existing markets and to identify and penetrate new markets in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States.

If our assumptions about growth in market demand prove incorrect, Holly may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy. Furthermore, Holly is under no obligation to pursue a growth strategy. If Holly chooses not to gain, or is unable to gain additional customers in new or existing markets in the Southwestern and Rocky Mountain regions of the United States, our growth strategy would be adversely affected. Moreover, Holly may not make acquisitions that would provide acquisition opportunities to us; or, if those opportunities arise, they may not be on terms attractive to us or on terms that allow us to obtain appropriate financing. Finally, Holly also will be subject to integration risks with respect to its Tulsa refining acquisitions and any new acquisitions it chooses to make.
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
If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the FERC were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates, and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found to be in excess of our cost of services, we could be ordered to refund the excess we collected for as far back as two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. In addition, a state commission could also investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows if additional volumes and / or capacity are unavailable to offset such rate reductions.
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
As of December 31, 2009, the principal amount of our total outstanding debt was $391 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”) and the indentures for our 6.25% senior notes maturing March 1, 2015 (the “Senior Notes”) may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

Our leverage could have important consequences. We require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under the Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness at maturity or otherwise or sell assets on terms that are commercially reasonable.
The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain beneficial transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Additionally, our contribution agreements with Alon and our purchase and contribution agreements with Holly with respect to the Intermediate Pipelines and the Crude Pipelines and Tankage Assets restrict us from selling pipelines and terminals acquired from Alon or Holly, as applicable, and from prepaying more than $30 million of the Senior Notes until 2015 and $171 million in borrowings for the purchase of the Crude Pipelines and Tankage Assets until 2018, subject to certain limited exceptions. Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisitions, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.
Adverse changes in our credit ratings and risk profile, and that of our general partner, may negatively affect us.
Our ability to access capital markets is important to our ability to operate our business. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates, and could result in an increase in our borrowing costs, a reduced level of capital expenditures and an impact on future earnings and cash flows.
We are in compliance with all covenants or other requirements set forth in the Credit Agreement. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements.
The credit and business risk profiles of our general partner, and of Holly as the indirect owner of our general partner, may be factors in credit evaluations of us as a master limited partnership due to the significant influence of our general partner and its indirect owner over our business activities, including our cash distribution acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.

We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
Although the domestic capital markets have shown signs of improvement in recent months, global financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, increased unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed-income markets have experienced periods of extreme volatility which have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions or announced and future pipeline construction projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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

We may be unsuccessful in integrating the operations of the assets we have recently acquired or of any future acquisitions with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. For example, in 2009, we completed several asset acquisitions, including the Sinclair Logistics Assets, the Beeson and Roadrunner Pipelines, the Tulsa Loading Racks, and the Lovington/Artesia 16-inch Pipeline. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of the acquisitions we recently completed or as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, including the assets and businesses we acquired in 2009. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
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
We do not own all of the land on which our pipeline systems and facilities are located. Our operations could be disrupted if we were to lose or were unable to renew existing rights-of-way.
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
In connection with the pipelines, terminals and tanks transferred to us by Holly in connection with our initial public offering in 2004, the Intermediate Pipelines, the Crude Pipelines and Tankage Assets and the refined product pipelines, tankage and terminals transferred to us by Alon in 2005, we have entered into environmental agreements with them pursuant to which they have agreed to indemnify us for certain pre-closing environmental liabilities discovered within specified time periods after the date of the applicable acquisition. These indemnities continue through 2014 for the assets contributed to us by Holly at our initial public offering, through 2015 for the Intermediate Pipelines acquired from Holly and the refined product pipelines, tankage and terminals acquired from Alon, and through 2023 for the Crude Pipelines and Tankage Assets acquired from Holly. Additionally, we have entered into agreements with Holly in connection with our acquisition of the Sinclair Logistics Assets and the Tulsa Loading Racks that provide that Holly will indemnify us for certain matters arising from the pre-closing ownership or operation of these assets, which indemnification obligations are not time limited. Other third parties are also obligated to indemnify us for ongoing remediation pursuant to separate indemnification obligations. Our results of operation and our ability to make cash distributions to our unitholders could be adversely affected in the future if Holly, Alon, or other third parties fail to satisfy an indemnification obligation owed to us.
Many of our executive officers face conflicts in the allocation of their time to our business.
Our general partner shares officers and administrative personnel with Holly to operate both our business and Holly’s business. Our general partners’ officers, several of whom are also officers of Holly, will allocate the time they and the other employees of Holly spend on our behalf and on behalf of Holly. These officers face conflicts regarding the allocation of their and other employees’ time, which may adversely affect our results of operations, cash flows and financial condition.
RISKS TO COMMON UNITHOLDERS
Holly and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests.
Currently, Holly indirectly owns the 2% general partner interest and a 32% limited partner interest in us and owns and controls the general partner of our general partner, HEP Logistics Holdings, L.P. Conflicts of interest may arise between Holly and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:
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
Under our Omnibus Agreement, we are currently obligated to pay Holly an administrative fee of $2.3 million per year for the provision by Holly or its affiliates of various general and administrative services for our benefit. We can provide no assurance that Holly will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If Holly fails to provide us with adequate personnel, our operations could be adversely impacted.
The administrative fee is subject to annual review and may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly or its affiliates. Our general partner will determine the amount of general and administrative expenses that will be properly allocated to us in accordance with the terms of our partnership agreement. In addition, our general partner and its affiliates are entitled to reimbursement for all other expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees of Holly Logistic Services, L.L.C. who provide services to us. Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates, including officers and directors of the general partner, for all expenses incurred on our behalf, plus the administrative fee. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions. The general partner has sole discretion to determine the amount of these expenses. Our general partner and its affiliates also may provide us other services for which we are charged fees as determined by our general partner.
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
The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Unitholders will be unable to remove the general partner without its consent because the general partner and its affiliates own sufficient units to prevent its removal. Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of the general partner’s general partner, cannot vote on any matter; however, no such person currently exists. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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
In August 2009, all of the conditions necessary to end the subordination period for the 7,000,000 subordinated units owned by our general partner were met and the units were converted into our common units on a one-for-one basis. In addition, under our partnership agreement, because the subordination period for this class of subordinated units has expired, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and the Partnership currently has a shelf registration on file with the SEC pursuant to which it may issue up to $860 million in additional common units.
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
Holly and its affiliates may engage in limited competition with us. Pursuant to the Third Restated Omnibus Agreement among us, Holly and our general partner, Holly and its affiliates agreed not to engage in the business of operating intermediate or refined product pipelines or terminals, crude oil pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. The Third Restated Omnibus Agreement, however, does not apply to:
•	any business operated by Holly or any of its subsidiaries at the closing of our initial public offering;
•	any business or asset that Holly or any of it subsidiaries acquires or constructs that has a fair market value or construction cost of less than $5 million; and
•
any business or asset that Holly or any of its subsidiaries acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

In the event that Holly or its affiliates no longer control our partnership or there is a change of control of Holly, the non-competition provisions of the Third Restated Omnibus Agreement will terminate.
Our general partner may cause us to borrow funds in order to make cash distributions, even where the purpose or effect of the borrowing benefits our general partner or its affiliates.
In some instances, our general partner may cause us to borrow funds from affiliates of Holly or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make incentive distributions.
Our general partner has a limited call right that may require a unitholder to sell its common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units (which it does not presently), our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, a holder of common units may be required to sell its units at an undesirable time or price and may not receive any return on its investment. A common unitholder may also incur a tax liability upon a sale of its units.
A unitholder may not have limited liability if a court finds that unitholder actions constitute control of our business or that we have not complied with state partnership law.
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
Further, we conduct business in a number of states. In some of those states the limitations on the liability of limited partners for the obligations of a limited partnership have not been clearly established. The unitholders might be held liable for the partnership’s obligations as if they were a general partner if a court or government agency determined that we were conducting business in the state but had not complied with the state’s partnership statute.

TAX RISKS TO COMMON UNITHOLDERS
Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the U.S. Internal Revenue Service (the “IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes. As long as we qualify to be treated as a partnership for federal income tax purposes, we are not subject to federal income tax. Although a publicly-traded limited partnership is generally treated as a corporation for federal income tax purposes, a publicly-traded partnership such as us can qualify to be treated as a partnership for federal income tax purposes so long as for each taxable year at least 90% of its gross income is derived from specified investments and activities. We believe that we qualify to be treated as a partnership for federal income tax purposes because we believe that at least 90% of our gross income for each taxable year has been and is derived from such specified investments and activities. While we intend to meet this gross income requirement, regardless of our efforts we may not find it possible to meet, or may inadvertently fail to meet, this gross income requirement. If we do not meet this gross income requirement for any taxable year and the IRS does not determine that such failure was inadvertent, we would be treated as a corporation for such taxable year and each taxable year thereafter. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Under current law, distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.
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
Our partnership agreement allows remedial allocations of income, deduction, gain and loss by us to account for differences between the tax basis and fair market value of property at the time the property is contributed or deemed contributed to us and to account for differences between the fair market value and book basis of our assets existing at the time of issuance of any common units. If the IRS does not respect our remedial allocations, ratios of taxable income to cash distributions received by the holders of common units will be materially higher than previously estimated.

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
Because our unitholders will generally be treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder disposes of common units, it will recognize gain or loss equal to the difference between the amount realized and its tax basis in those common units. A unitholder’s amount realized will be measured by the sum of the cash and the fair market value of other property, if any, received by the unitholder, plus its share of our nonrecourse liabilities. Because the amount realized will include the unitholder’s share of our nonrecourse liabilities, the gain recognized by the unitholder on the sale of its units could result in a tax liability in excess of any cash it receives from the sale. Distributions in excess of a unitholder’s allocable share of our net taxable income (“excess distributions”) decrease the unitholder’s tax basis in its common units, which includes its share of nonrecourse liabilities. Such excess distributions with respect to the units sold become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. Moreover, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
An investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), Keogh Plans and other retirement plans, regulated investment companies and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax adviser before investing in our common units.
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and in order to maintain the uniformity of the economic and tax characteristics of our common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing treasury regulations. These positions may result in an understatement of deductions and losses and an overstatement of income and gain to our unitholders. For example, we do not amortize certain goodwill assets, the value of which has been attributed to certain of our outstanding common units. A subsequent holder of those common units is entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b). However, because we cannot identify these common units once they are traded by the initial holder, we do not give any subsequent holder of a common unit any such amortization deduction. This approach understates deductions available to those unitholders who own those common units and results in a reduction in the tax basis of those common units by the amount of the deductions that were allowable but were not taken.

The IRS may challenge the manner in which we calculate our unitholder’s basis adjustment under Internal Revenue Code Section 743(b). If so, because neither we nor a unitholder can identify the common units to which this issue relates once the initial holder has traded them, the IRS may assert adjustments to all unitholders selling common units within the period under audit as if all unitholders owned common units with respect to which allowable deductions were not taken. Any position we take that is inconsistent with applicable treasury regulations may have to be disclosed on our federal income tax return. This disclosure increases the likelihood that the IRS will challenge our positions and propose adjustments to some or all of our unitholders. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing treasury regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, it would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
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
There are a number of limitations that may prevent unitholders from using their allocable share of our losses as a deduction against unrelated income. In cases when our unitholders are subject to the passive loss rules (generally, individuals and closely-held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly traded partnerships. Other limitations that may further restrict the deductibility of our losses by a unitholder include the at-risk rules and the prohibition against loss allocations in excess of the unitholder’s tax basis in its units.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated our partnership for federal income tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders may receive two Schedules K-1) for one fiscal year and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership for federal tax purposes, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced recently that it plans to issue guidance regarding the treatment of constructive terminations of publicly traded partnerships such as us. Any such guidance may change the application of the rules discussed above and may affect the treatment of a unitholder.
Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.
In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Arizona, Colorado, Utah, Idaho, Oklahoma and Washington. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state, local and foreign tax returns.

Unitholders may have negative tax consequences if we default on our debt or sell assets.
If we default on any of our debt, our lenders will have the right to sue us for non-payment. Such an action could cause an investment loss and cause negative tax consequences for unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, unitholders could have increased taxable income without a corresponding cash distribution.

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
Our intermediate product pipelines consist of three parallel pipelines that originate at Holly’s Navajo Refinery Lovington facilities and terminate at its Artesia facilities. These pipelines transport intermediate feedstocks and crude oil for Holly’s refining operations in New Mexico.
Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to Holly’s Navajo Refinery and crude oil and refined product pipelines that support Holly’s Woods Cross Refinery.
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

	Years Ended December 31,
	2009(3)	2008(2)	2007	2006	2005(1)
Volumes transported for (bpd):
Holly	295,039	253,484	142,447	126,929	94,473
Third parties(4)	43,709	22,756	46,511	47,551	49,298

Total	338,748	276,240	188,958	174,480	143,771

Total barrels in thousands (“mbbls”)(4)	118,742	95,404	63,053	63,685	52,477

(1)	Includes volumes transported on the pipelines acquired from Alon on February 28, 2005, and volumes transported on the Intermediate Pipelines acquired on July 8, 2005.

(2)	Includes volumes transported on the Crude Pipelines acquired February 29, 2008.

(3)	Includes volumes transported on the Roadrunner and Beeson Pipelines acquired December 1, 2009.

(4)	We sold our 70% interest in Rio Grande on December 1, 2009. Rio Grande volumes are excluded.
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

		Approximate
	Diameter	Length	Capacity
Origin and Destination	(inches)	(miles)	(bpd)

Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	24,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	214	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	45,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191		(3)
Big Spring, TX to Abilene, TX	6/8	105	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	36	5,300
Woods Cross, UT	10/8	8	70,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	96,000
Crude Pipelines:
Lovington / Artesia, New Mexico	Various	861	31,000
Roadrunner Pipeline	16	65	80,000
Beeson Pipeline	8	37	35,000
Woods Cross, Utah	12	4	40,000

(1)	Includes 17,500 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

(2)
The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline of less than one mile.
Holly shipped an aggregate of 67% of the petroleum products transported on our refined product pipelines and 100% of the petroleum products transported on our Intermediate Pipelines and Crude Oil pipelines in 2009. These pipelines transported 95% of the light refined products produced by Holly’s Navajo Refinery in 2009.

Artesia, New Mexico to El Paso, Texas
The Artesia to El Paso refined product pipeline is regulated by the FERC. It was constructed in 1959 and consists of 156 miles of 6-inch pipeline. This pipeline is used primarily for the shipment of refined products produced at Holly’s Navajo Refinery to our El Paso terminal, where we deliver to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s tank farm for truck rack loading for local delivery by tanker truck. The refined products shipped on this pipeline represented 13% of the total light refined products produced at Holly’s Navajo Refinery during 2009. Refined products produced at Holly’s Navajo Refinery destined for El Paso are transported on either this pipeline or our Artesia to Orla to El Paso pipeline.
Artesia, New Mexico to Orla, Texas to El Paso, Texas
The Artesia to Orla to El Paso refined product pipeline is a common-carrier pipeline regulated by the FERC and consists of three segments:
•	an 8-inch, 10-mile and a 12-inch, 72-mile segment from Holly’s Navajo Refinery to Orla, Texas;
•	a 12-inch, 124-mile segment from Orla to outside El Paso, Texas; and
•	an 8-inch, 8-mile segment from outside El Paso to our El Paso terminal
There are two shippers on this pipeline, Holly and Alon. In 2009, this pipeline transported to our El Paso terminal 63% of the light refined products produced at Holly’s Navajo Refinery. As mentioned above, refined products destined to the El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.
Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile, 12-inch pipeline from Holly’s Navajo Refinery Artesia facility to White Lakes Junction, New Mexico that was constructed in 1999, and approximately 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and the Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2017 and has two ten-year extensions at our option. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and west Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America (or its designee). Holly is the only shipper on this pipeline. We currently pay a monthly fee (which is subject to adjustments based on changes in the PPI) of $504,000 to Mid-America to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.
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
Artesia, New Mexico to Roswell, New Mexico
The 36-mile, 4-inch diameter Artesia to Roswell refined product pipeline delivers jet fuel only to tanks located at our jet fuel terminal in Roswell. Holly is the only shipper on this pipeline.
Woods Cross, Utah refined product pipelines
The Woods Cross refined product pipelines consist of three pipeline segments. The Woods Cross to Pioneer Terminal segment consists of 2 miles of 8-inch pipeline and is used for product shipments to and through the Pioneer Terminal. The Woods Cross to Pioneer segment represents 2 miles of 10-inch pipeline that is also used for product shipments to and through the Pioneer Terminal. The Woods Cross to Chevron Pipeline’s Salt Lake Products Pipeline segment consists of 4 miles of 8-inch pipeline and is used for product shipments from the Woods Cross Refinery to Chevron’s North Salt Lake pumping station. Holly is the only shipper on these pipelines.
8” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile, 8-inch diameter pipeline was constructed in 1981. This pipeline is used for the shipment of intermediate feedstocks, crude oil and LPGs from Holly’s Navajo Refinery Lovington facility to its Artesia facility. Holly is the only shipper on this pipeline.
10” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile, 10-inch diameter pipeline was constructed in 1999. This pipeline is used for the shipment of intermediate feedstocks and crude oil from Holly’s Navajo Refinery Lovington facility to its Artesia facility. Holly is the only shipper on this pipeline.
16” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile, 16-inch diameter pipeline was constructed in 2009. This pipeline is used for the shipment of intermediate feedstocks and crude oil from Holly’s Navajo Refinery Lovington facility to its Artesia facility. Holly is the only shipper on this pipeline.
Lovington / Artesia, New Mexico crude oil pipelines
The crude oil gathering and trunk pipelines deliver crude oil to the Navajo Refinery and consists of 850 miles of 4-inch, 6-inch and 8-inch diameter pipeline. The crude oil trunk pipelines consists of five pipeline segments that deliver crude oil to the Navajo Refinery Lovington facility and seven pipeline segments that deliver crude oil to the Navajo Refinery Artesia facility.
The Lovington system crude oil mainlines include five pipeline segments consisting of a 23-mile, 12-inch pipeline from Russell to Lovington, a 20-mile, 8-inch pipeline from Russell to Hobbs, an 11-mile, 6-inch and 8-inch pipeline from Crouch to Lovington, a 20-mile, 8-inch pipeline from Hobbs to Lovington and a 6-mile, 6-inch pipeline from Gaines to Hobbs.
The Artesia system crude oil mainlines include seven pipeline segments consisting of an 11-mile, 6-inch pipeline from Beeson to North Artesia, a 7-mile, 4-inch and 6-inch pipeline from Barnsdall to North Artesia, a 2-mile, 8-inch pipeline from the Barnsdall jumper line to Lovington, a 4-mile, 4-inch pipeline from the Artesia Station to North Artesia, a 6-mile, 8-inch pipeline from North Artesia to Evans Junction and a 1-mile, 6-inch pipeline from Abo to Evans Junction.

We operate a 12-mile, 8-inch pipeline from Evans Junction to Artesia, New Mexico that supplies natural gas to the Navajo Refinery Artesia facility.
Roadrunner Pipeline
The Roadrunner crude oil pipeline connects Holly’s Navajo Refinery Lovington facility to a west Texas terminal of the Centurion Pipeline that extends to Cushing, Oklahoma. It was constructed in 2009 and consists of 65 miles of 16-inch pipeline. This pipeline is used for the shipment of crude oil from Cushing to the Navajo Lovington facility.
Beeson Pipeline
The Beeson crude oil pipeline delivers crude oil to Holly’s Navajo Refinery Lovington facility. It was constructed in 2009 and consists of 37 miles of 8-inch pipeline. This pipeline ships crude oil from our crude oil gathering system to the Navajo Lovington facility for processing.
Woods Cross, Utah crude oil pipeline
This 4-mile, 12-inch pipeline is used for the shipment of crude oil from Chevron Pipeline’s North Salt Lake City station to Holly’s Woods Cross Refinery.
REFINED PRODUCT TERMINALS, LOADING RACKS AND REFINERY TANKAGE
Refined Product Terminals and Loading Racks
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

The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2009(2)	2008	2007	2006	2005(1)

Refined products terminalled for (bpd):
Holly	114,431	109,539	119,910	118,202	120,795
Third parties	42,206	32,737	45,457	43,285	42,334

Total	156,637	142,276	165,367	161,487	163,129

Total (mbbls)	57,173	52,073	60,344	58,943	59,542

(1)	Includes volumes for the terminals and tank farm acquired from Alon February 28, 2005.

(2)	Includes throughput volumes attributable to the Tulsa rack facilities acquired in August and December 2009.
The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

	Storage	Number
	Capacity	of	Supply
Terminal Location	(barrels)	Tanks	Source	Mode of Delivery
El Paso, TX	747,000	20	Pipeline/ rail	Truck/Pipeline
Moriarty, NM	189,000	9	Pipeline	Truck
Bloomfield, NM	193,000	7	Pipeline	Truck
Tucson, AZ(1)	176,000	9	Pipeline	Truck
Mountain Home, ID(2)	120,000	3	Pipeline	Pipeline
Boise, ID(3)	111,000	9	Pipeline	Pipeline
Burley, ID(3)	70,000	7	Pipeline	Truck
Spokane, WA	333,000	32	Pipeline/Rail	Truck
Abilene, TX	127,000	5	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Roswell, NM (2)	25,000	1	Pipeline	Truck
Orla tank farm	135,000	5	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa west facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa east facility truck rack	N/A	N/A	Refinery	Truck/Pipeline

Total	2,446,000

(1)	The underlying ground at the Tucson terminal is leased.

(2)	Handles only jet fuel.

(3)	We have a 50% ownership interest in these terminals. The capacity and throughput information represents the proportionate share of capacity and throughput attributable to our ownership interest.
El Paso Terminal
We receive light refined products at this terminal from Holly’s Navajo Refinery Artesia facility through our Artesia to El Paso and Artesia to Orla to El Paso pipelines and by rail that account for 92% of the volumes at this terminal. We also receive product from Alon’s Big Spring Refinery that accounted for 8% of the volumes at this terminal in 2009. Refined products received at this terminal are sold locally via the truck rack or transported to our Tucson terminal and other terminals in Phoenix on Kinder Morgan’s East System pipeline. Competition in this market includes a refinery and terminal owned by Western Refining, Inc., a joint venture pipeline and terminal owned by ConocoPhillips and NuStar Energy, L.P. (“NuStar”) and a terminal connected to the Longhorn Pipeline.
Moriarty Terminal
We receive light refined products at this terminal from Holly’s Navajo Refinery Artesia facility through our pipelines. Refined products received at this terminal are sold locally, via the truck rack; Holly is our only customer at this terminal. There are no competing terminals in Moriarty.

Bloomfield Terminal
We receive light refined products at this terminal from Holly’s Navajo Refinery Artesia facility through our pipelines. Refined products received at this terminal are sold locally, via the truck rack; Holly is our only customer at this terminal.
Tucson Terminal
We own 100% of the improvements and lease underlying ground at this terminal. The Tucson terminal receives light refined products from Kinder Morgan’s East System pipeline, which transports refined products from Holly’s Navajo Refinery Artesia facility that it receives at our El Paso terminal. Refined products received at this terminal are sold locally, via the truck rack. Competition in this market includes terminals owned by Kinder Morgan.
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
Boise Terminal
We and Sinclair Transportation Company (“Sinclair Transportation”) each own a 50% interest in the Boise terminal. Sinclair Transportation is the operator of the terminal. The Boise terminal receives light refined products from Holly and Sinclair shipped through Chevron’s pipeline originating in Salt Lake City, Utah. The Woods Cross Refinery, as well as other refineries in the Salt Lake City area, and Pioneer Pipeline Co.’s terminal in Salt Lake City are connected to the Chevron pipeline. All loading of products out of the Boise terminal is conducted at Chevron’s loading rack, which is connected to the Boise terminal by pipeline. Holly and Sinclair are the only customers at this terminal.
Burley Terminal
We and Sinclair Transportation each own a 50% interest in the Burley terminal. Sinclair Transportation is the operator of the terminal. The Burley terminal receives product from Holly and Sinclair shipped through Chevron’s pipeline originating in Salt Lake City, Utah. Refined products received at this terminal are sold locally, via the truck rack. Holly and Sinclair are the only customers at this terminal.
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
Abilene Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2009. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.
Wichita Falls Terminal
This terminal receives refined products from Alon’s Big Spring Refinery, which accounted for all of its volumes in 2009. Refined products received at this terminal are sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar’s Southlake Pipeline. Alon is the only customer at this terminal.
Roswell Terminal
This terminal receives jet fuel from Holly’s Navajo Refinery, which accounted for all of its volumes in 2009, for further transport to Cannon Air Force Base and to Albuquerque, New Mexico. We lease this terminal under an agreement that expires in September 2011.

Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon’s Big Spring Refinery that accounted for all of its volumes in 2009. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.
Artesia Facility Truck Rack
The truck rack at Holly’s Navajo Refinery Artesia facility loads light refined products, produced at the facility, onto tanker trucks for delivery to markets in the surrounding area. Holly is the only customer of this truck rack.
Woods Cross Facility Truck Rack
The truck rack at Holly’s Woods Cross facility loads light refined products produced at Holly’s Woods Cross Refinery onto tanker trucks for delivery to markets in the surrounding area. Holly is the only customer of this truck rack. Holly also makes transfers to a common carrier pipeline at this facility.
Tulsa Facilities Truck and Rail Racks
The Tulsa truck and rail loading rack facilities consist of loading racks located at Holly’s Tulsa Refinery west and east facilities. Loading racks at the Tulsa Refinery’s west facility consist of rail racks that load refined products and lube oil produced at Holly’s Tulsa Refinery onto rail car and a truck rack that loads lube oil onto tanker trucks. The truck rack at Holly’s Tulsa Refinery east facility loads refined products, asphalt and LPG onto tanker trucks for further delivery.
Refinery Tankage
Our refinery tankage consists of on-site tankage at Holly’s Navajo, Woods Cross and Tulsa Refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing Holly’s refining facilities with approximately 2,000,000 barrels of storage.
The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

	Storage		Number
	Capacity		of
Refinery Location	(barrels)	Tankage Type	Tanks
Artesia, NM	166,000	Crude oil	2
Lovington, NM	267,000	Crude oil	2
Woods Cross, UT	180,000	Crude oil	3
Tulsa, OK	1,363,000	Refined product	26

Total	1,976,000

TRUCK FLEET
We have a truck fleet consisting of 7 trucks and 13 trailers that transport crude oil to Holly’s Wood Cross Refinery. Our trucking operations are conducted in Utah only, and Holly is our only customer.
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
No matter was submitted to a vote of security holders during the fourth quarter of 2009.

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

			Cash	Trading
Years Ended December 31,	High	Low	Distributions(1)	Volume
2009
Fourth quarter	$41.65	$35.21	$0.805	5,548,600
Third quarter	$40.05	$31.30	$0.795	2,296,400
Second quarter	$33.29	$23.19	$0.785	5,544,700
First quarter	$30.43	$20.96	$0.775	2,632,700

2008
Fourth quarter	$33.46	$14.93	$0.765	3,901,900
Third quarter	$39.16	$26.01	$0.755	2,537,800
Second quarter	$47.03	$37.33	$0.745	1,914,000
First quarter	$44.23	$36.06	$0.735	1,384,400

(1)
Represents cash distributions attributable to each of the quarters in the years ended December 31, 2009 and 2008. Distributions are declared and paid within 45 days following the close of each quarter.

The cash distribution for the fourth quarter of 2009 was declared on January 27, 2010 and is payable on February 12, 2010 to all unitholders of record on February 5, 2010.
As of February 8, 2010, we had approximately 9,530 common unitholders, including beneficial owners of common units held in street name.
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

We make distributions of available cash from operating surplus for any quarter during which we have outstanding subordinated units in the following manner: first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; second, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.
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
In August 2009, all of the conditions necessary to end the subordination period for the 7,000,000 subordinated units owned by Holly were met and the units were converted into our common units on a one-for-one basis. However, currently, there are 937,500 of our Class B subordinated units that are outstanding and owned by Alon. The subordinated period of these units extends until the first day of any quarter beginning after March 31, 2010 provided Alon is not in default with respect to payments due under its minimum volume commitments under the Alon PTA for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date. At the end of the subordination period, the Class B subordinated units will convert into our common units on a one-for-one basis. These subordinated units are not publicly traded.

Item 6.	Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per unit data)
Statement Of Income Data:

Revenues	$146,561	$108,822	$96,190	$80,794	$71,350
Operating costs and expenses
Operations	44,003	38,920	30,467	26,966	23,209
Depreciation and amortization	26,714	21,937	12,920	12,833	11,133
General and administrative	7,586	6,380	4,914	4,849	4,030

	78,303	67,237	48,301	44,648	38,372

Operating income	68,258	41,585	47,889	36,146	32,978

Equity in earnings of SLC Pipeline	1,919	—	—	—	—
SLC Pipeline acquisition costs	(2,500)	—	—	—	—
Interest income	11	118	454	899	633
Interest expense	(21,501)	(21,763)	(13,289)	(13,056)	(9,633)
Gain on sale of assets	—	36	298	—	—
Other income	67	990	—	—	—

	(22,004)	(20,619)	(12,537)	(12,157)	(9,000)

Income from continuing operations before income taxes	46,254	20,966	35,352	23,989	23,978
State income tax	(20)	(270)	(200)	—	—

Income from continuing operations	46,234	20,696	35,152	23,989	23,978
Income from discontinued operations, net of noncontrolling interest(1)	19,780	4,671	4,119	3,554	2,838

Net income	66,014	25,367	39,271	27,543	26,816
Less general partner interest in net income, including incentive distributions(2)	7,947	3,913	3,166	1,858	1,155

Limited partners’ interest in net income	$58,067	$21,454	$36,105	$25,685	$25,661

Limited partners’ per unit interest in net income — basic and diluted(2)(3)	$3.18	$1.32	$2.24	$1.59	$1.67

Distributions per limited partner unit	$3.16	$3.00	$2.835	$2.635	$2.35

Other Financial Data:
EBITDA(4)	$100,707	$70,195	$66,684	$55,030	$50,001
Distributable cash flow(5)	$72,213	$60,365	$51,012	$47,219	$42,451
Cash flows from operating activities	$68,195	$63,651	$59,056	$45,853	$42,628
Cash flows from investing activities	$(147,379)	$(213,267)	$(9,632)	$(9,107)	$(131,795)
Cash flows from financing activities	$76,423	$144,564	$(50,658)	$(45,774)	$90,646
Maintenance capital expenditures(5)	$3,595	$3,133	$1,863	$1,095	$364
Expansion capital expenditures	150,149	210,170	8,094	8,012	3,519

Total capital expenditures	$153,744	$213,303	$9,957	$9,107	$3,883

Balance Sheet Data (at period end):
Net property, plant and equipment	$398,044	$257,886	$125,384	$127,357	$128,077
Total assets	$616,845	$439,688	$238,904	$245,771	$254,775
Long-term debt(6)	$390,827	$355,793	$181,435	$180,660	$180,737
Total liabilities	$422,981	$431,568	$200,348	$198,582	$190,962
Total equity (deficit)(7)	$193,864	$8,120	$38,556	$47,189	$63,813

(1)
On December 1, 2009, we sold our 70% interest in Rio Grande. Accordingly, results of operations of Rio Grande are presented in discontinued operations. Additionally, pipeline volume information excludes volumes attributable to Rio Grande.

(2)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. Net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in net income.

(3)
New accounting standards became effective January 1, 2009 that prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The application of these standards resulted in a decrease in our limited partners’ interest in net income of $0.02, $0.02, $0.01 and $0.03 for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(4)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Income from continuing operations	$46,234	$20,696	$35,152	$23,989	$23,978

Add (subtract):
Interest expense	20,620	18,479	12,281	12,088	8,848
Amortization of discount and deferred debt issuance costs	706	1,002	1,008	968	785
Increase in interest expense — change in fair value of interest rate swaps	175	2,282	—	—	—
Interest income	(11)	(118)	(454)	(899)	(633)
State income tax	20	270	200	—	—
Depreciation and amortization	26,714	21,937	12,920	12,833	11,133
EBITDA from discontinued operations (excludes gain on sale of Rio Grande)	6,249	5,647	5,577	6,051	5,890

EBITDA	$100,707	$70,195	$66,684	$55,030	$50,001

(5)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of excess cash flows over earnings of SLC Pipeline, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Income from continuing operations	$46,234	$20,696	$35,152	$23,989	$23,978

Add (subtract):
Depreciation and amortization	26,714	21,937	12,920	12,833	11,133
Amortization of discount and deferred debt issuance costs	706	1,002	1,008	968	785
Increase in interest expense — change in fair value of interest rate swaps	175	2,282	—	—	—
Equity in excess cash flows over earnings of SLC Pipeline	552	—	—	—	—
Increase (decrease) in deferred revenue	(7,256)	11,958	(1,786)	4,473	1,013
SLC Pipeline acquisition costs*	2,500	—	—	—	—
Maintenance capital expenditures**	(3,595)	(3,133)	(1,863)	(1,095)	(364)
Distributable cash flow from discontinued operations (excludes gain on sale of Rio Grande)	6,183	5,623	5,581	6,051	5,906

Distributable cash flow	$72,213	$60,365	$51,012	$47,219	$42,451

*
Under accounting standards, effective January 1, 2009, we were required to expense rather than capitalize certain acquisition costs of $2.5 million associated with our joint venture agreement with Plains that closed in March 2009. As these costs directly relate to our interest in the new joint venture pipeline and are similar to expansion capital expenditures, we have added back these costs to arrive at distributable cash flow.

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

(6)	Includes $206 million and $171 million in credit agreement advances that were classified as long-term debt at December 31, 2009 and 2008, respectively.

(7)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005 and the assets purchased from Holly in 2009 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $160.4 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to equity.

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
OVERVIEW
Holly Energy Partners, L.P. is a Delaware limited partnership. We own and operate substantially all of the petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. Holly currently owns a 34% interest in us. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon’s Big Spring Refinery in Big Spring, Texas.
We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport, terminal or store, and therefore, we are not directly exposed to changes in commodity prices.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired certain logistics and storage assets from an affiliate of Sinclair for $79.2 million consisting of storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at Sinclair’s refinery located in Tulsa, Oklahoma. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of our common units having a fair value of $53.5 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of the Roadrunner Pipeline, a 65-mile, 16-inch crude oil pipeline that connects the Navajo Refinery facility located in Lovington, New Mexico to a terminus of the Centurion Pipeline extending between west Texas and Cushing, Oklahoma and the Beeson Pipeline, a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo Refinery Lovington facility.
Tulsa Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa Refinery for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, we acquired a newly constructed, 16-inch intermediate pipeline from Holly for $34.2 million. The pipeline runs 65 miles from the Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico.
SLC Pipeline Joint Venture Interest Transaction
On March 1, 2009, we acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system that we jointly own with Plains. The SLC Pipeline commenced operations effective March 2009 and allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline was $28 million, consisting of the capitalized $25.5 million joint venture contribution and the $2.5 million finder’s fee paid to Holly that was expensed as acquisition costs.

Also in March 2009 Holly, our largest customer, completed a 15,000 bpd capacity expansion of its Navajo Refinery increasing refining capacity to 100,000 bpd, or by 18%.
Rio Grande Pipeline Sale
On December 1, 2009, we sold our 70% interest in Rio Grande to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.
2008 Acquisition
Crude Pipelines and Tankage Transaction
In February 2008, we acquired from Holly, the Crude Pipelines and Tankage Assets for $180 million. The Crude Pipelines and Tankage Assets primarily consist of crude oil trunk lines and gathering lines, product and crude oil pipelines and tankage that service Holly’s Navajo and Woods Cross Refineries and a leased jet fuel terminal.
Agreements with Holly and Alon
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset acquisitions, as described above we entered into three new 15-year transportation agreements with Holly, each expiring in 2024. We entered into the Holly PTTA whereby Holly agreed to transport, throughput and load volumes of product via our logistics and storage assets acquired from Sinclair that are located at Holly’s Tulsa Refinery. Additionally, we entered into the Holly RPA that relates to the Roadrunner Pipeline acquired from Holly in December 2009 and the Holly ETA that relates to the Tulsa loading racks acquired from Holly in August 2009.
In addition, we have the Holly PTA (expiring in 2019) that relates to the pipelines and terminals contributed to us at the time of our initial public offering in 2004, the Holly IPA (expiring in 2024) that relates to the Intermediate Pipelines acquired in 2005 and in June 2009, and the Holly CPTA (expiring in 2023) that relates to the Crude Pipelines and Tankage Assets acquired in 2008.
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or FERC index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically.
Additionally in February 2010, we entered into a pipeline systems operating agreement with Holly expiring in 2014. Under the Holly Pipeline Operating Agreement, effective December 1, 2009, we will operate certain tankage, pipelines, asphalt racks and terminal buildings owned by Holly for an annual management fee of $1.3 million.
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

At December 31, 2009, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA*	20.7	2024	Minimum revenue commitment
Holly CPTA**	28.4	2023	Minimum revenue commitment
Holly PTTA	13.8	2024	Minimum revenue commitment
Holly RPA	9.2	2024	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Alon PTA	21.7	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$146.6

*	Reflects amended terms of the Holly IPA effective June 2009.

**	Reflects amended terms of the Holly CPTA effective January 2009.
A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
Under certain provisions of the Third Restated Omnibus Agreement that we have with Holly, we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
Please read “Agreements with Holly” under Item 1, “Business” for additional information on these agreements with Holly and Alon.

RESULTS OF OPERATIONS
The following tables present our operating income, volume information and cash flow summary information for the years ended December 31, 2009, 2008 and 2007.

	Years Ended
	December 31,		Change from
	2009	2008	2008
	(In thousands, except per unit data)

Revenues
Pipelines:
Affiliates — refined product pipelines	$43,206	$40,446	$2,760
Affiliates — intermediate pipelines	16,362	11,917	4,445
Affiliates — crude pipelines	29,266	22,380	6,886

	88,834	74,743	14,091
Third parties — refined product pipelines	37,930	19,314	18,616

	126,764	94,057	32,707

Terminals and loading racks:
Affiliates	12,561	10,297	2,264
Third parties	7,236	4,468	2,768

	19,797	14,765	5,032

Total revenues	146,561	108,822	37,739

Operating costs and expenses
Operations	44,003	38,920	5,083
Depreciation and amortization	26,714	21,937	4,777
General and administrative	7,586	6,380	1,206

	78,303	67,237	11,066

Operating income	68,258	41,585	26,673

Equity in earnings of SLC Pipeline	1,919	—	1,919
SLC Pipeline acquisition costs	(2,500)	—	(2,500)
Interest income	11	118	(107)
Interest expense, including amortization	(21,501)	(21,763)	262
Gain on sale of assets	—	36	(36)
Other income	67	990	(923)

	(22,004)	(20,619)	(1,385)

Income from continuing operations before income taxes	46,254	20,966	25,288

State income tax	(20)	(270)	250

Income from continuing operations	46,234	20,696	25,538

Discontinued operations(1)
Income from discontinued operations, net of noncontrolling interest of $1,579 and $1,278 for the years ended December 31, 2009 and 2008, respectively	5,301	4,671	630
Gain on sale of interest in Rio Grande	14,479	—	14,479

Income from discontinued operations	19,780	4,671	15,109

Net income	66,014	25,367	40,647

Less general partner interest in net income, including incentive distributions (2)	7,947	3,913	4,034

Limited partners’ interest in net income	$58,067	$21,454	$36,613

Limited partners’ earnings per unit — basic and diluted(2)(3)
Income from continuing operations	$2.12	$1.04	$1.08
Income from discontinued operations	0.28	0.28	—
Gain on sale of discontinued operations	0.78	—	0.78

Net income	$3.18	$1.32	$1.86

Weighted average limited partners’ units outstanding	18,268	16,291	1,977

EBITDA(4)	$100,707	$70,195	$30,512

Distributable cash flow(5)	$72,213	$60,365	$11,848

Volumes from continuing operations (bpd)(1)(6)
Pipelines:
Affiliates — refined product pipelines	88,001	83,203	4,798
Affiliates — intermediate pipelines	69,794	58,855	10,939
Affiliates — crude pipelines	137,244	111,426	25,818

	295,039	253,484	41,555
Third parties — refined product pipelines	43,709	22,756	20,953

	338,748	276,240	62,508

Terminals and loading racks:
Affiliates	114,431	109,539	4,892
Third parties	42,206	32,737	9,469

	156,637	142,276	14,361

Total for pipelines and terminal assets (bpd)	495,385	418,516	76,869

	Years Ended
	December 31,		Change from
	2008	2007	2008
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$40,446	$36,281	$4,165
Affiliates — intermediate pipelines	11,917	13,731	(1,814)
Affiliates — crude pipelines	22,380	—	22,380

	74,743	50,012	24,731
Third parties — refined product pipelines	19,314	27,054	(7,740)

	94,057	77,066	16,991

Terminals and loading racks:
Affiliates	10,297	10,949	(652)
Third parties	4,468	5,427	(959)

	14,765	16,376	(1,611)
Other — affiliates	—	2,748	(2,748)

Total revenues	108,822	96,190	12,632

Operating costs and expenses
Operations	38,920	30,467	8,453
Depreciation and amortization	21,937	12,920	9,017
General and administrative	6,380	4,914	1,466

	67,237	48,301	18,936

Operating income	41,585	47,889	(6,304)

Interest income	118	454	(336)
Interest expense, including amortization	(21,763)	(13,289)	(8,474)
Gain on sale of assets	36	298	(262)
Other income	990	—	990

	(20,619)	(12,537)	(8,082)

Income from continuing operations before income taxes	20,966	35,352	(14,386)

State income tax	(270)	(200)	(70)

Income from continuing operations	20,696	35,152	(14,456)

Income from discontinued operations, net of noncontrolling interest of $1,278 and $1,067 for the years ended December 31, 2008 and 2007, respectively(1)	4,671	4,119	552

Net income	25,367	39,271	(13,904)

Less general partner interest in net income, including incentive distributions (2)	3,913	3,166	747

Limited partners’ interest in net income	$21,454	$36,105	$(14,651)

Limited partners’ earnings per unit — basic and diluted(2)(3)
Income from continuing operations	$1.04	$1.99	$(0.95)
Income from discontinued operations	0.28	0.25	0.03

Net income	$1.32	$2.24	$(0.92)

Weighted average limited partners’ units outstanding	16,291	16,108	183

EBITDA(4)	$70,195	$66,610	$3,585

Distributable cash flow(5)	$60,365	$51,012	$9,353

Volumes from continuing operations (bpd)(1)
Pipelines:
Affiliates — refined product pipelines	83,203	77,441	5,762
Affiliates — intermediate pipelines	58,855	65,006	(6,151)
Affiliates — crude pipelines	111,426	—	111,426

	253,484	142,447	111,037
Third parties — refined product pipelines	22,756	46,511	(23,755)

	276,240	188,958	87,282

Terminals and loading racks:
Affiliates	109,539	119,910	(10,371)
Third parties	32,737	45,457	(12,720)

	142,276	165,367	(23,091)

Total for pipelines and terminal assets (bpd)	418,516	354,325	64,191

(1)
On December 1, 2009, we sold our 70% interest in Rio Grande. Accordingly, results of operations of Rio Grande are presented in discontinued operations. Additionally, pipeline volume information excludes volumes attributable to Rio Grande.

(2)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. Net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in net income.

(3)
New accounting standards became effective January 1, 2009 that prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The application of these standards resulted in a decrease in our limited partners’ per unit interest in net income of $0.02 for each of the years ended December 31, 2008 and 2007.

(4)
EBITDA is calculated as net income plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon GAAP. However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

(5)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of equity in excess cash flows over earnings of SLC Pipeline, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. See our calculation of distributable cash flow under Item 6, “Selected Financial Data.”

Results of Operations — Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Summary
Income from continuing operations for the year ended December 31, 2009 was $46.2 million, a $25.5 million increase compared to the year ended December 31, 2008. This increase in overall earnings was due principally to overall increased shipments on our pipeline systems, earnings attributable to our current year asset acquisitions, the effect of the annual tariff increase on affiliate pipeline shipments and an increase in previously deferred revenue realized. Our revenues for the year ended December 31, 2009 include the recognition of $15.7 million of prior shortfalls billed to shippers in 2008 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $8.4 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the year ended December 31, 2009. Such deferred revenue will be recognized in 2010 either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.

Revenues
Total revenues from continuing operations for the year ended December 31, 2009 were $146.6 million, a $37.7 million increase compared to the year ended December 31, 2008. This increase was due principally to overall increased shipments on our pipeline systems, increased revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, the effect of annual tariff increases on affiliate pipeline shipments, an increase in previously deferred revenue realized and revenues attributable to our newly acquired Tulsa facilities. Increased volumes attributable to Holly’s 15,000 barrels per stream day Navajo Refinery expansion in the first quarter of 2009, including volumes shipped on our new 16-inch intermediate and Beeson pipelines contributed to an increase in affiliate pipeline shipments. Affiliate shipments for the year ended December 31, 2009 were also impacted by the effects of reduced production during Holly’s planned maintenance turnaround of its Navajo Refinery in the first quarter of 2009. Additionally, third-party refined product shipments were up for 2009 compared to last year’s, which were down as a result of limited production resulting from an explosion and fire at Alon’s Big Spring Refinery in the first quarter of 2008.
On February 18, 2008, Alon experienced an explosion and fire at its Big Spring Refinery that resulted in the shutdown of production. In early April 2008, Alon reopened its Big Spring Refinery and resumed production at approximately one-half of refining capacity until production was restored in late September and later increased to full capacity during the fourth quarter of 2008. Lost production and reduced operations attributable to this incident resulted in a decrease in third-party shipments on our refined product pipelines during the first nine months of 2008.
Revenues from our refined product pipelines were $81.1 million, an increase of $21.4 million compared to the year ended December 31, 2008. This increase was due to increased shipments on our refined product pipeline system, the effect of the annual tariff increase on affiliate refined product shipments and a $10.7 million increase in previously deferred revenue realized. Shipments on our refined product pipeline system increased to an average of 131.7 thousand barrels per day (“mbpd”) compared to 106 mbpd for the same period last year.
Revenues from our intermediate pipelines were $16.4 million, an increase of $4.4 million compared to the year ended December 31, 2008. This increase was due to increased shipments on our intermediate pipeline system including volumes shipped on our new 16-inch pipeline, the effect of the annual tariff increase on intermediate pipeline shipments and a $1.1 million increase in previously deferred revenue realized. Shipments on our intermediate product pipeline system increased to an average of 69.8 mbpd compared to 58.9 mbpd for the same period last year.
Revenues from our crude pipelines were $29.3 million, an increase of $6.9 million compared to the year ended December 31, 2008. This increase was due to the realization of revenues from crude oil shipments for a full twelve-month period during the year ended December 31, 2009 compared to ten months of shipments during the same period last year due to the commencement of operations on March 1, 2008, increased shipments on our crude pipeline system and the effect of the annual tariff increase. Additionally, this increase includes $0.8 million in revenues attributable to our Roadrunner Pipeline transportation agreement with Holly. Shipments on our crude pipeline system increased to an average of 137.2 mbpd during the year ended December 31, 2009 compared to 111.4 mbpd for the same period last year.
Revenues from terminal, tankage and loading rack fees were $19.8 million, an increase of $5 million compared to the year ended December 31, 2008. This increase includes $2.5 million in revenues attributable to our volumes transferred via our newly acquired Tulsa facilities. Refined products terminalled in our facilities increased to an average of 156.6 mbpd compared to 142.3 mbpd for the same period last year.
Operations Expense
Operations expense for the year ended December 31, 2009 increased by $5.1 million compared to the year ended December 31, 2008. This increase was due principally to costs attributable to higher throughput volumes, including those from our 2009 asset acquisitions, and higher maintenance and payroll expense.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2009 increased by $4.8 million compared to the year ended December 31, 2008. This was due to increased depreciation attributable to our 2009 and 2008 asset acquisitions and capital projects.
General and Administrative
General and administrative costs for the year ended December 31, 2009 increased by $1.2 million compared to the year ended December 31, 2008, due principally to increased professional fees related to our 2009 asset acquisitions.
Equity in Earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $1.9 million for the year ended December 31, 2009.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition our SLC Pipeline joint venture interest. As a result of accounting requirements effective January 1, 2009, we were required to expense rather than capitalize these direct acquisition costs.
Interest Expense
Interest expense for the year ended December 31, 2009 totaled $21.5 million, a decrease of $0.3 million compared to the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, fair value adjustments to our interest rate swaps resulted in $0.2 million and $2.3 million, respectively, in non-cash interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 5.3% for the year ended December 31, 2009 compared to 5.4% for 2008.
State Income Tax
We recorded state income taxes of $20,000 and $270,000 for the years ended December 31, 2009 and 2008, respectively, which are solely attributable to the Texas margin tax. State income taxes for the year ended December 31, 2009 are presented net of a $167,000 tax refund resulting from over-estimates of prior year margin taxes.
Discontinued Operations
Income from discontinued operations for the year ended December 31, 2009 includes the gain from the sale of our 70% interest in Rio Grande of $14.5 million. Rio Grande operations generated $6.9 million of earnings for the period from January through November 2009 compared to $5.9 million for the year ended December 31, 2008. Rio Grande earnings for the years ended December 31, 2009 and 2008 are presented net of earnings attributable to noncontrolling interest holders of $1.6 million and $1.3 million, respectively.
Results of Operations — Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Summary
Net income for the year ended December 31, 2008 was $25.4 million, a $13.9 million decrease compared to the year ended December 31, 2007. This decrease in overall earnings was due principally to the effects of limited production at Alon’s Big Spring Refinery resulting from an explosion and fire in February 2008, a decrease in previously deferred revenue realized and an increase in operating costs and expenses and interest expense. These factors were partially offset by earnings attributable to our crude pipeline assets acquired in the first quarter of 2008, the effect of the annual tariff increases and an increase in affiliate refined product shipments. Revenues of $15.7 million relating to deficiency payments associated with certain guaranteed shipping contracts was deferred during the year ended December 31, 2008. Such deferred revenue was recognized in 2009 when shipping rights expired unused after a twelve-month period.

Revenues
Total revenues from continuing operations for the year ended December 31, 2008 were $108.8 million, a $12.6 million increase compared to the year ended December 31, 2007. This increase was due to revenues attributable to our crude pipeline assets acquired in the first quarter of 2008, an increase in affiliate refined product shipments and the effect of annual tariff increases. These increases were partially offset by a decrease in third-party shipments, a decrease in shipments on our intermediate pipeline system and a net decrease in previously deferred revenue realized. Also affecting our revenue comparison was 2007 third quarter revenue of $2.7 million related to our sale of inventory of accumulated overages of refined products at our terminals. There was no comparable revenue for the year ended December 31, 2008.
Revenues from our refined product pipelines were $59.8 million, a decrease of $3.6 million compared to the year ended December 31, 2007. This decrease was due to a decline in third-party shipments as a result of reduced production and downtime following an explosion at Alon’s Big Spring refinery during the first quarter of 2008 and a $0.5 million decrease in previously deferred revenue realized. These decreases were partially offset by an increase in affiliate shipments and the effect of the annual tariff increase on refined product shipments. Overall shipments on our refined product pipeline system decreased to an average of 106 mbpd compared to 124 mbpd for the year ended December 31, 2007.
Revenues from our intermediate pipelines were $11.9 million, a decrease of $1.8 million compared to the year ended December 31, 2007. This decrease was due to the effects of downtime at Holly’s Navajo Refinery during the second quarter of 2008 and a $1.2 million decrease in previously deferred revenue realized. These decreases were partially offset by the effect of the annual tariff increase on intermediate pipeline shipments. Shipments on our intermediate product pipeline system decreased to an average of 58.9 mbpd compared to 65 mbpd for the year ended December 31, 2007.
Revenues from our crude pipelines were $22.4 million; shipments for the year ended December 31, 2008 averaged 111.4 mbpd.
Revenues from terminal, tankage and loading rack fees were $14.8 million, a decrease of $1.6 million compared to the year ended December 31, 2007. This decrease is due principally to the effects of downtime at Alon’s Big Spring Refinery during the first nine months of 2008 and downtime at Holly’s Navajo Refinery during the second quarter of 2008. Refined products terminalled in our facilities decreased to an average of 142.3 mbpd compared to 165.4 mbpd for year ended December 31, 2007.
Other revenues for the year ended December 31, 2007 consisted of $2.7 million related to the sale of inventory of accumulated terminal overages of refined product to Holly. There was no comparable revenue for the year ended December 31, 2008.
Operations Expense
Operations expense for the year ended December 31, 2008 increased by $8.5 million compared to the year ended December 31, 2007. This increase in expense was due principally to the commencement of our crude pipeline operations on March 1, 2008 and increased pipeline maintenance and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2008 increased by $9 million compared to the year ended December 31, 2007. This increase was due to increased depreciation and amortization attributable to the crude pipelines, tankage assets and related transportation agreement acquired in February 2008.
General and Administrative
General and administrative costs for the year ended December 31, 2008 increased by $1.5 million compared to the year ended December 31, 2007, due principally to increased professional fees and equity based compensation expense.
Interest Expense
Interest expense for the year ended December 31, 2008 totaled $21.8 million, an increase of $8.5 million compared to the year ended December 31, 2007. This increase is due principally to interest attributable to advances from the Credit Agreement that were used to finance the purchase of the Crude Pipelines and Tankage Assets in the first quarter of 2008 as well as capital projects. For the year ended December 31, 2008, fair value adjustments to our interest rate swaps resulted in $2.3 million in non-cash interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 5.6% for the year ended December 31, 2008 compared to 7.2% for 2007.
State Income Tax
We recorded state income taxes of $270,000 and $200,000 for the years ended December 31, 2008 and 2007, respectively, that are solely attributable to the Texas margin tax.
Discontinued Operations
For the years ended December 31, 2008 and 2007, Rio Grande operations generated earnings of $5.9 million and $5.2 million, respectively. Rio Grande earnings for the years ended December 31, 2008 and 2007 are presented net of earnings attributable to noncontrolling interest holders of $1.3 million and $1.1 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. During the year ended December 31, 2009, we received advances totaling $239 million that were used for our acquisitions and for capital projects and repaid $233 million, resulting in $6 million in net advances received. As of December 31, 2009, we had $206 million outstanding under the Credit Agreement.
There are currently a total of thirteen lenders under the Credit Agreement with individual commitments ranging from $15 million to $40 million. If any particular lender could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we review publicly available information on these lenders in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the Credit Agreement. We have not experienced, nor do we expect to experience, any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.

Our Senior Notes maturing March 1, 2015 are registered with the SEC and bear interest at 6.25%. The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers.
In connection with our December 1, 2009 acquisition of Sinclair’s Tulsa logistics assets, we issued 1,373,609 of our common units having a value of $53.5 million to Sinclair as partial consideration of our total $79.2 million purchase price.
In November 2009, we closed on a public offering of 2,185,000 of our common units including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $74.9 million were used to fund the cash portion of our December 1, 2009 asset acquisitions, to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Additionally in May 2009, we closed a public offering of 2,192,400 of our common units including 192,400 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds of $58.4 million were used to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Concurrently with the 2009 common unit issuances described above, we received aggregate capital contributions of $3.8 million from our general partner to maintain its 2% general partner interest.
As partial consideration for our purchase of the Crude Pipelines and Tankage Assets in 2008, we issued 217,497 of our common units having a value of $9 million to Holly. Also, Holly purchased an additional 2,503 of our common units for $0.1 million and HEP Logistics Holdings, L.P., our general partner, contributed $0.2 million as an additional capital contribution in order to maintain its 2% general partner interest.
Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise approximately $860 million through security offerings, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.
In February, May, August and November 2009, we paid regular quarterly cash distributions of $0.765, $0.775, $0.785 and $0.795, respectively, on all units, an aggregate amount of $61.2 million. Included in these distributions was $5.5 million paid to the general partner as an incentive distribution.
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the years ended December 31, 2009, 2008 and 2007, net cash flows from our discontinued Rio Grande operations were $37.6 million, $3.5 million and $3.7 million, respectively. Net cash flows from discontinued operations for 2009 includes $35 million in proceeds received upon the sale of our Rio Grande interest. As we have reinvested these proceeds into the Roadrunner and Beeson Pipelines, we do not believe that the absence of cash flows attributable to Rio Grande’s operations will have a significant effect on our future liquidity or cash flows. With respect to the Roadrunner Pipeline, we entered into the 15-year Holly RPA, whereby Holly agreed to transport volumes of crude oil on our Roadrunner Pipeline that will result in minimum annual revenues to us of $9.2 million. We expect that cash flows generated from the Roadrunner Pipeline alone, will more than offset the absence of cash flows from Rio Grande.

Cash and cash equivalents decreased by $2.8 million during the year ended December 31, 2009. The cash flows used for investing activities of $147.4 million, exceeded cash flows provided by operating and financing activities of $68.2 million and $76.4 million, respectively. Working capital increased by $42.2 million due principally to the reclassification of $29 million in Credit Agreement advances to long-term debt and a decrease in deferred revenue. These advances were classified as short-term borrowings at December 31, 2008 and have been reclassified to long-term debt since the Credit Agreement expires in 2011.
Cash Flows — Operating Activities
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Cash flows from operating activities increased by $4.5 million from $63.7 million for the year ended December 31, 2008 to $68.2 million for the year ended December 31, 2009. This increase is due principally to $12.4 million in additional cash collections from our major customers, resulting principally from increased revenues, partially offset by year-over-year changes in payments attributable to increased operations.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. For the year ended December 31, 2009, we received cash payments of $8.6 million under these commitments. We billed $15.7 million during the year ended December 31, 2008 related to shortfalls that subsequently expired without recapture and was recognized as revenue during the year ended December 31, 2009. Another $2.7 million is included in our accounts receivable at December 31, 2009 related to shortfalls that occurred in the fourth quarter of 2009.
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
Cash Flows — Investing Activities
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Cash flows used for investing activities decreased by $65.9 million from $213.3 million for the year ended December 31, 2008 to $147.4 million for the year ended December 31, 2009. During the year ended December 31, 2009, we paid $95.1 million with respect to our asset acquisitions from Holly, consisting of a 16-inch intermediate pipeline, loading rack facilities in Tulsa, Oklahoma and the Roadrunner and Beeson Pipelines. We also paid $25.7 million in cash upon our purchase of the logistics and storage assets from Sinclair and purchased our 25% joint venture interest in the SLC Pipeline for $25.5 million. Additionally, additions to properties and equipment for the year ended December 31, 2009 were $33 million compared to $42.3 million for same period last year. These additions relate principally to the expansion of our pipeline system between Artesia, New Mexico and El Paso, Texas, the South System. On December 1, 2009, we sold our 70% interest in Rio Grande for $35 million. Proceeds received are presented net of Rio Grande’s cash balance of $3.1 million. For the year ended December 31, 2008, we paid $171 million in connection with our purchase of the Crude Pipelines and Tankage Assets from Holly in February 2008.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Cash flows used for investing activities increased by $203.7 million from $9.6 million for the year ended December 31, 2007 to $213.3 million for the year ended December 31, 2008. In connection with our purchase of the Crude Pipelines and Tankage Assets on February 29, 2008, we paid cash consideration to Holly of $171 million. Additions to properties and equipment for the year ended December 31, 2008 was $42.3 million, an increase of $32.3 million from $10 million for the year ended December 31, 2007.
Cash Flows — Financing Activities
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Cash flows provided by financing activities decreased by $68.1 million from $144.6 million for the year ended December 31, 2008 to $76.4 million for the ended December 31, 2009. During the year ended December 31, 2009, we received $239 million and repaid $233 million in advances under the Credit Agreement. We also received $133.3 million in proceeds and incurred $0.3 million in costs with respect to our November and May 2009 equity offerings. During the year ended December 31, 2009, we paid $61.2 million in regular quarterly cash distributions to our general and limited partners, paid $3.1 million in excess of Holly’s transferred basis in the assets acquired from Holly in 2009 and paid $1.5 million in distributions to noncontrolling interest holders in Rio Grande. Additionally during 2009, we received $3.8 million in capital contributions from our general partner and paid $0.6 million for the purchase of common units for recipients of our restricted unit incentive grants. During the year ended December 31, 2008, we received net advances of $200 million under the Credit Agreement of which $171 million was used to finance the cash portion of the consideration paid to acquire the Crude Pipelines and Tankage Assets. During the year ended December 31, 2008, we paid $52.4 million in distributions on all units including the general partner interest and paid $1.8 million in distributions to noncontrolling interest holders in Rio Grande. Additionally in 2008, we paid $0.8 million for the purchase of our common units for restricted unit grants and paid $0.7 million in deferred financing costs that were attributable to the amendment to our Credit Agreement.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Cash flows provided by financing activities increased by $195.3 million from $50.7 million used for financing activities for the year ended December 31, 2007 to $144.6 million provided by financing activities for the ended December 31, 2008. During the year ended December 31, 2008, we received net advances of $200 million under the Credit Agreement of which $171 million was used to finance the cash portion of the consideration paid to acquire the Crude Pipelines and Tankage Assets. During the year ended December 31, 2008, we paid cash distributions on all units and the general partner interest in the aggregate amount of $52.4 million, an increase of $4.4 million from $48 million for the year ended December 31, 2007. Cash distributions paid to noncontrolling interest holders in Rio Grande were $1.8 million for the year ended December 31, 2008, an increase of $0.5 million from $1.3 million for the year ended December 31, 2007. Cash paid for the purchase of our common units for restricted grants was $0.8 million for the year ended December 31, 2008, a decrease of $0.3 million from $1.1 million for the year ended December 31, 2007. Also for the year ended December 31, 2008, we paid $0.7 million in deferred financing costs that were attributable to the amendment to our Credit Agreement.
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
Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2010 capital budget is comprised of $4.8 million for maintenance capital expenditures and $6 million for expansion capital expenditures.

We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interests in the UNEV Pipeline, a joint venture pipeline currently under construction that will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total cost of the pipeline project including terminals is expected to be $275 million.
Holly currently anticipates that all requisite regulatory approvals required to commence the construction of the pipeline will be received by the start of the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the first quarter of 2011.
We expect that our currently planned expenditures for sustaining and maintenance capital as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner units, the issuance of debt securities and advances under our $300 million Credit Agreement maturing August 2011, or a combination thereof. With volatility and uncertainty in the current credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the current debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline. We are not obligated to purchase these assets nor are we subject to any fees or penalties if HLS’ board of directors decide not to proceed with any of these opportunities.
Credit Agreement
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the interim financing of capital projects, are classified as long-term liabilities. During the year ended December 31, 2009, we received advances totaling $239 million that were used as interim financing for our acquisitions and for capital projects and repaid $233 million, resulting in $6 million in net advances received. As of December 31, 2009, we had $206 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of December 31, 2009, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At December 31, 2009, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At December 31, 2009, we are subject to a 0.30% commitment fee on the $94 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.

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
Our contribution agreements with Alon and our purchase and contribution agreements with Holly with respect to the Intermediate Pipelines and the Crude Pipelines and Tankage Assets restrict us from selling pipelines and terminals acquired from Alon or Holly, as applicable, and from prepaying more than $30 million of the Senior Notes until 2015 and $171 million in borrowings for the purchase of the Crude Pipelines and Tankage Assets until 2018, subject to certain limited exceptions.
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$206,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,964)	(2,344)
Unamortized premium — dedesignated fair value hedge	1,791	2,137

	184,827	184,793

Total debt	390,827	384,793
Less short-term borrowings under credit agreement	—	29,000

Total long-term debt	$390,827	$355,793

Our interest rate swap contracts are discussed under “Risk Management.”
Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2009.

		Payments Due by Period
		Less than			Over 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Long-term debt — principal	$391,000	$—	$206,000	$—	$185,000
Long-term debt — interest	71,415	15,643	26,866	23,125	5,781
Pipeline operating lease	45,386	6,051	12,103	12,103	15,129
Right-of-way leases	2,260	213	413	348	1,286
Other	7,626	837	1,149	960	4,680

Total	$517,687	$22,744	$246,531	$36,536	$211,876

Our long-term debt consists of the $185 million principal balance of our Senior Notes and $206 million of outstanding principal under our Credit Agreement.
The pipeline operating lease amounts above reflect the exercise of the first of three 10-year extensions, expiring in 2017, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico. However, these amounts exclude the second and third 10-year lease extensions, which based on the current outlook, are likely to be exercised.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way lease payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2009. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2009, 2008 and 2007.
A substantial majority of our revenues are generated under long-term contracts that include the right to increase our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3.1% annually over the past 5 calendar years. With respect to our 15-year transportation agreement with Alon, the 2009 annual PPI adjustment resulted in a minor tariff rate decrease; the 2010 annual PPI adjustment will result in a tariff rate increase.
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

Under the Third Restated Omnibus Agreement, Holly agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The transfers that are covered by the agreement include the refined product pipelines, terminals and tanks transferred by Holly’s subsidiaries in connection with our initial public offering in July 2004, the intermediate pipelines acquired in July 2005, and the Crude Pipelines and Tankage Assets acquired in 2008. The Third Restated Omnibus Agreement provides environmental indemnification of up to $15 million for the assets transferred to us, other than the Crude Pipelines and Tankage Assets, plus an additional $2.5 million for the intermediate pipelines acquired in July 2005. Except as described below, Holly’s indemnification obligations described above will remain in effect for an asset for ten years following the date it is transferred to us. The Third Restated Omnibus Agreement also provides an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets. Holly’s indemnification obligations described above do not apply to our 2009 acquisitions consisting of (i) the Tulsa loading racks acquired from Holly, (ii) the 16-inch intermediate pipeline, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, or (v) the logistics and storage assets acquired from Sinclair.
Under provisions of the Holly ETA and Holly PTTA, Holly will indemnify us for environmental liabilities arising from our pre-ownership operations of the Tulsa loading racks acquired from Holly in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009. Additionally, Holly agreed to indemnify us for any liabilities arising from Holly’s operation of the loading racks under the Holly ETA.
Additionally, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20 million maximum liability cap.
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. As of December 31, 2009, we have an accrual of $0.2 million that relates to two environmental clean-up projects. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
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
We have evaluated our transportation agreements for impairment as of December 31, 2009 and determined that projected cash flows to be received under these agreements substantially exceed our carrying balances. Furthermore, there were no impairments of our long-lived assets during the years ended December 31, 2009, 2008 and 2007.
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
RISK MANAGEMENT
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk. As of December 31, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets from Holly in February 2008. This interest rate swap effectively converts our $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2009. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2009, we had no ineffectiveness on our cash flow hedge.

We also have an interest rate swap contract that effectively converts interest expense associated with $60 million of our 6.25% Senior Notes from a fixed to a variable rate(“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.41% as of December 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
We entered into an additional interest rate swap contract effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of our hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of our Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the Senior Notes. We dedesignated this hedge in October 2008. At that time, the carrying balance of our Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our Consolidated Balance Sheets with the offsetting fair value adjustment to interest expense. For the years ended December 31, 2009 and 2008, we recognized $0.2 million and $2.3 million, respectively, in interest expense attributable to fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on our interest rate swaps is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets	$2,294	Long-term debt	$(1,791	)(1)
— $60 million of 6.25% Senior Notes			HEP partners’ equity	(1,942	)(2)

			Interest expense	1,439	(3)

		$2,294		$(2,294)

Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(9,141)	Accumulated other comprehensive loss	$9,141

Variable-to-fixed interest rate swap	Other long-term		HEP partners’ equity	4,166	(2)
— $60 million	liabilities	(2,555)	Interest expense	(1,611)

		$(11,696)		$11,696

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.

(3)	Net of amortization of premium attributable to dedesignated hedge.
On January 29, 2010, we received notice from the counterparty that it is exercising its option to cancel the Variable Rate Swap on March 1, 2010, pursuant to the terms of the swap contract. We will receive a cancellation premium of $1.9 million.

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
The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.
At December 31, 2009, we had an outstanding principal balance on our 6.25% Senior Notes of $185 million. By means of our interest rate swap contracts, we have effectively converted the 6.25% fixed rate on $60 million of the Senior Notes to a fixed rate of 4.75%. A change in interest rates would generally affect the fair value of the debt, but not our earnings or cash flows. At December 31, 2009, the fair value of our Senior Notes was $177.6 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at December 31, 2009 would result in a change of approximately $5.5 million in the fair value of the debt.
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2009, outstanding principal under the Credit Agreement was $206 million. By means of our cash flow hedge, we have effectively converted the variable rate on $171 million of outstanding principal to a fixed rate of 5.49%. For the unhedged $35 million portion, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.
At December 31, 2009, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
MANAGEMENT’S REPORT ON ITS ASSESSMENT OF THE PARTNERSHIP’S INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2009 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Partnership maintained effective internal control over financial reporting.
The Partnership acquired certain logistics and storage assets from an affiliate of Sinclair Oil Company on December 1, 2009. Management has excluded the operations of these facilities from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The carrying amount of these facilities represents 5% and 16% of our total and net assets, respectively, as of December 31, 2009. We plan to fully integrate the operations of these facilities into our assessment of the effectiveness of internal control over financial reporting in 2010.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. That report appears on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited Holly Energy Partners, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying, Management’s Report on its Assessment of the Partnership’s Internal Control Over Financial Reporting, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include internal controls of the certain logistics and storage assets acquired from an affiliate of Sinclair Oil Company which are included in the December 31, 2009 consolidated financial statements of Holly Energy Partners, L.P. and represents 5% and 16% of total and net assets, respectively, as of December 31, 2009. Our audit of internal control over financial reporting of Holly Energy Partners, L.P. also did not include an evaluation of the internal control over financial reporting of the certain logistics and storage assets acquired.
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009, our report dated February 16, 2010, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2009 and 2008, and the related consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 16, 2010

Holly Energy Partners, L.P.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$2,508	$3,708
Accounts receivable:
Trade	4,693	3,937
Affiliates	14,074	9,395

	18,767	13,332

Prepaid and other current assets	739	593
Current assets of discontinued operations	2,195	2,706

Total current assets	24,209	20,339

Properties and equipment, net	398,044	257,886
Transportation agreements, net	115,436	122,383
Goodwill	49,109	—
Investment in SLC Pipeline	25,919	—
Other assets	4,128	6,682
Non-current assets of discontinued operations	—	32,398

Total assets	$616,845	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$3,860	$5,155
Affiliates	2,351	2,160

	6,211	7,315
Accrued interest	2,863	2,845
Deferred revenue	8,402	15,658
Accrued property taxes	1,072	1,015
Other current liabilities	1,257	1,403
Short-term borrowings under credit agreement	—	29,000
Current liabilities of discontinued operations	—	935

Total current liabilities	19,805	58,171

Long-term debt	390,827	355,793
Other long-term liabilities	12,349	17,604

Equity:
Holly Energy Partners, L.P. partners’ equity (deficit):
Common unitholders (21,141,009 and 8,390,000 units issued and outstanding at December 31, 2009 and 2008, respectively)	275,553	169,126
Subordinated unitholders (7,000,000 units issued and outstanding at December 31, 2008)	—	(85,059)
Class B subordinated unitholders (937,500 units issued and outstanding at December 31, 2009 and 2008)	21,426	21,455
General partner interest (2% interest)	(93,974)	(94,653)
Accumulated other comprehensive loss	(9,141)	(12,967)

Total Holly Energy Partners, L.P. partners’ equity (deficit)	193,864	(2,098)

Noncontrolling interest	—	10,218

Total equity	193,864	8,120

Total liabilities and equity	$616,845	$439,688

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per unit data)
Revenues:
Affiliates	$101,395	$85,040	$63,709
Third parties	45,166	23,782	32,481

	146,561	108,822	96,190

Operating costs and expenses:
Operations	44,003	38,920	30,467
Depreciation and amortization	26,714	21,937	12,920
General and administrative	7,586	6,380	4,914

	78,303	67,237	48,301

Operating income	68,258	41,585	47,889

Other income (expense):
Equity in earnings of SLC Pipeline	1,919	—	—
SLC Pipeline acquisition costs	(2,500)	—	—
Interest income	11	118	454
Interest expense	(21,501)	(21,763)	(13,289)
Gain on sale of assets	—	36	298
Other Income	67	990	—

	(22,004)	(20,619)	(12,537)

Income from continuing operations before income taxes	46,254	20,966	35,352

State income tax	(20)	(270)	(200)

Income from continuing operations	46,234	20,696	35,152

Discontinued operations
Income from discontinued operations, net of noncontrolling interest of $1,579, $1,278 and $1,067 for the years ended December 31, 2009, 2008 and 2007, respectively	5,301	4,671	4,119
Gain on sale of interest in Rio Grande Pipeline Company	14,479	—	—

Income from discontinued operations	19,780	4,671	4,119

Net income	66,014	25,367	39,271

Less general partner interest in net income, including incentive distributions	7,947	3,913	3,166

Limited partners’ interest in net income	$58,067	$21,454	$36,105

Limited partners’ per unit interest in earnings – basic and diluted:
Income from continuing operations	$2.12	$1.04	$1.99
Income from discontinued operations	0.28	0.28	0.25
Gain on sale of discontinued operations	0.78	—	—

Net income	$3.18	$1.32	$2.24

Weighted average limited partners’ units outstanding	18,268	16,291	16,108

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Cash flows from operating activities
Net Income	$66,014	$25,367	$39,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes discontinued operations)	27,597	22,889	14,382
SLC Pipeline earnings in excess of distributions	(419)	—	—
Change in fair value — interest rate swaps	175	2,282	—
Noncontrolling interest in earnings of Rio Grande Pipeline Company	1,579	1,278	1,067
Amortization of restricted and performance units	699	1,688	1,375
Gain on sale of interest in Rio Grande Pipeline Company	(14,479)	—	—
Gain on sale of assets	—	(36)	(298)
(Increase) decrease in current assets:
Accounts receivable — trade	388	1,529	728
Accounts receivable — affiliates	(4,679)	(3,695)	16
Prepaid and other current assets	(146)	(47)	666
Increase (decrease) in current liabilities:
Accounts payable — trade	(1,956)	2,805	(770)
Accounts payable — affiliates	149	(3,819)	3,823
Accrued interest	18	(151)	55
Deferred revenue	(7,256)	11,958	(1,786)
Accrued property taxes	(74)	(32)	309
Other current liabilities	(248)	678	(271)
Other, net	833	957	489

Net cash provided by operating activities	68,195	63,651	59,056

Cash flows from investing activities
Additions to properties and equipment	(32,999)	(42,303)	(9,957)
Acquisitions of assets from Holly Corporation	(95,080)	(171,000)	—
Acquisition of logistics assets from Sinclair Oil Company	(25,665)	—	—
Investment in SLC Pipeline	(25,500)	—	—
Proceeds from sale of interest in Rio Grande Pipeline Company, net of transferred cash	31,865	—	—
Proceeds from sale of assets	—	36	325

Net cash used for investing activities	(147,379)	(213,267)	(9,632)

Cash flows from financing activities
Borrowings under credit agreement	239,000	285,000	—
Repayments under credit agreement	(233,000)	(85,000)	—
Proceeds from issuance of common units	133,301	104	—
Contribution from general partner	3,812	186	—
Distributions to HEP unitholders	(61,188)	(52,426)	(47,974)
Net purchase price in excess of transferred basis in assets acquired from Holly Corporation	(3,120)	—	—
Distributions to noncontrolling interest	(1,500)	(1,800)	(1,290)
Purchase of units for restricted grants	(616)	(795)	(1,082)
Cost of issuing common units	(266)	—	—
Deferred financing costs	—	(705)	(296)
Other	—	—	(16)

Net cash provided by (used for) financing activities	76,423	144,564	(50,658)

Cash and cash equivalents
Decrease for the year	(2,761)	(5,052)	(1,234)
Beginning of year	5,269	10,321	11,555

End of year	$2,508	$5,269 (1)	$10,321

(1)	Includes $1,561 in cash classified as current assets of discontinued operations at December 31, 2008.
See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Equity

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
					Accumulated
			Class B	General	Other	Non-
	Common	Subordinated	Subordinated	Partner	Comprehensive	controlling
	Units	Units	Units	Interest	Loss	Interest	Total
	(In thousands)

Balance December 31, 2006	$176,844	$(70,022)	$23,469	$(94,065)	$—	$10,963	$47,189

Distributions — HEP unitholders	(22,762)	(19,495)	(2,611)	(3,106)	—	—	(47,974)
Distributions — noncontrolling interest	—	—	—	—	—	(1,290)	(1,290)
Purchase of units for restricted grants	(1,082)	—	—	—	—	—	(1,082)
Amortization of restricted and performance units	1,375	—	—	—	—	—	1,375
Net income	18,432	15,792	2,115	2,932	—	1,067	40,338

Balance December 31, 2007	172,807	(73,725)	22,973	(94,239)	—	10,740	38,556

Issuance of common units	9,104	—	—	—	—	—	9,104
Cost of issuing common units	(71)	—	—	—	—	—	(71)
Capital contribution	—	—	—	186	—	—	186
Distributions — HEP unitholders	(24,788)	(20,720)	(2,775)	(4,143)	—	—	(52,426)
Distributions — noncontrolling interest	—	—	—	—	—	(1,800)	(1,800)
Purchase of units for restricted grants	(795)	—	—	—	—	—	(795)
Amortization of restricted and performance units	1,688	—	—	—	—	—	1,688
Comprehensive income:
Net income	11,181	9,386	1,257	3,543	—	1,278	26,645
Change in fair value — cash flow hedge	—	—	—	—	(12,967)	—	(12,967)

Comprehensive income	11,181	9,386	1,257	3,543	(12,967)	1,278	13,678

Balance December 31, 2008	169,126	(85,059)	21,455	(94,653)	(12,967)	10,218	8,120

Issuance of common units	186,801	—	—	—	—	—	186,801
Cost of issuing common units	(266)	—	—	—	—	—	(266)
Conversion of subordinated units	(90,824)	90,824	—	—	—	—	—
Capital contribution	—	—	—	3,812	—	—	3,812
Distributions — HEP unitholders	(35,245)	(16,275)	(2,925)	(6,743)	—	—	(61,188)
Distributions — noncontrolling interest	—	—	—	—	—	(1,500)	(1,500)
Net purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	—	—	(3,120)	—	—	(3,120)
Purchase of units for restricted grants	(616)	—	—	—	—	—	(616)
Amortization of restricted and performance units	699	—	—	—	—	—	699
Elimination of noncontrolling interest upon sale of Rio Grande	—	—	—	—	—	(10,297)	(10,297)
Comprehensive income:
Net income	45,878	10,510	2,896	6,730	—	1,579	67,593
Change in fair value of cash flow hedge	—	—	—	—	3,826	—	3,826

Comprehensive income	45,878	10,510	2,896	6,730	3,826	1,579	71,419

Balance December 31, 2009	$275,553	$—	$21,426	$(93,974)	$(9,141)	$—	$193,864

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 34% owned by Holly Corporation (“Holly”). We commenced operations on July 13, 2004 upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.
One of Holly’s wholly-owned subsidiaries owns a refinery in Artesia, New Mexico, which Holly operates in conjunction with crude, vacuum distillation and other facilities situated in Lovington, New Mexico (collectively, the “Navajo Refinery”). The Navajo Refinery produces high-value refined products such as gasoline, diesel fuel and jet fuel and serves markets in the southwestern United States and northern Mexico. We own and operate intermediate feedstock pipelines (the “Intermediate Pipelines”), that connect the New Mexico refining facilities. Our operations serving the Navajo Refinery include refined product pipelines that serve as part of the refinery’s product distribution network. We also own and operate crude oil pipelines and on-site crude oil tankage that supply and support the refinery. Our terminal operations serving the Navajo Refinery include an on-site truck rack at the refinery and five integrated refined product terminals located in New Mexico, Texas and Arizona.
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
In June 2009, Holly acquired a petroleum refinery, including supporting infrastructure, located in Tulsa, Oklahoma. In December 2009, Holly acquired an additional petroleum refinery, also in Tulsa, Oklahoma and located approximately two miles from its existing Tulsa refinery facility. Holly operates the facilities as one, integrated, highly complex facility (the “Tulsa Refinery”) that produces high-value refined products and serves markets primarily in the Mid-Continent region of the United States. Under two separate transactions, we acquired certain logistics assets that support the Tulsa Refinery (see Note 3) that primarily consist of truck and rail loading/unloading facilities, on-site refined product tankage and truck racks.
We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas.
In March 2009, we acquired a 25% joint venture interest in a new 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that we jointly own with Plains All American Pipeline, L.P. (“Plains”) that serves refineries in the Salt Lake City area (see Note 3).
On December 1, 2009, we sold our 70% interest in the Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande and the gain on the sale are presented in discontinued operations (see Note 2).

Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries. All significant inter-company transactions and balances have been eliminated. The pipeline and terminal assets that Holly contributed to us concurrently with the completion of our initial public offering in 2004, the intermediate pipeline assets purchased from Holly in July 2005 and the various pipeline and logistic asset purchases from Holly in 2009 (see Note 3) were accounted for as transactions among entities under common control. Accordingly, these assets were recorded on our balance sheets at Holly’s book basis instead of our purchase price or fair value.
If these assets had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $160.4 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to our partners’ equity.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
These consolidated financial statements reflect management’s evaluation of subsequent events through the time of our filing of this annual report on Form 10-K on February 16, 2010.
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
Goodwill
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate goodwill may be impaired. See “Sinclair Logistics and Storage Assets Transaction” under Note 3 for information on our goodwill acquired in 2009.

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
We have evaluated our transportation agreements for impairment as of December 31, 2009 and determined that projected cash flows to be received under these agreements substantially exceed our carrying balances. Furthermore, there were no impairments of our long-lived assets, including goodwill, during the years ended December 31, 2009, 2008 and 2007.
Investment in SLC Pipeline
We account for our 25% SLC Pipeline joint venture interest using the equity method of accounting, whereby we record our pro-rata share of earnings of the SLC Pipeline, and contributions to and distributions from the SLC Pipeline as adjustments to our investment balance. As of December 31, 2009, our underlying equity in the SLC Pipeline was $63 million compared to our recorded investment balance of $25.9 million, a difference of $37.1 million. This is attributable to the difference between our contributed capital and our allocated equity at formation of the SLC Pipeline. We are amortizing this difference as an adjustment to our pro-rata share of earnings.
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
We have asset retirement obligations with respect to certain of our assets due to legal obligations to clean and/or dispose of various component parts at the time they are retired. At December 31, 2009, an asset retirement obligation of $0.6 million is included in “Other long-term liabilities” in our consolidated balance sheets.
Noncontrolling Interest
Accounting standards became effective January 1, 2009 that change the classification of noncontrolling interests, also referred to as minority interests, in the consolidated financial statements. As a result, all previous references to “minority interest” within these financial statements have been replaced with “noncontrolling interest.” Additionally, equity attributable to noncontrolling interests is now presented as a separate component of total equity in our consolidated financial statements. All amounts containing references to noncontrolling interests in these financial statements represent amounts attributable to noncontrolling interest holders of Rio Grande prior to our sale on December 1, 2009.
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
Environmental Costs
Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Environmental costs recoverable through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable. At December 31, 2009 and 2008, we had accruals for environmental remediation obligations of $0.2 million.
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
Net Income per Limited Partners’ Unit
We have identified the general partner interest and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the year. Net income per unit applicable to limited partners (including Class B subordinated units) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units.
New accounting standards became effective January 1, 2009 that prescribe the application of the two-class method in computing earnings per unit to reflect a master limited partnership’s contractual obligation to make distributions to the general partner, limited partners and incentive distribution rights holders. As a result, our quarterly earnings allocations to the general partner now include incentive distributions that were declared subsequent to quarter end. Prior to our adoption of these standards, our general partner earnings allocations included incentive distributions that were declared during each quarter. We have applied these standards on a retrospective basis. The application of these standards resulted in a decrease in our limited partners’ interest in net income of $0.02 for each of the years ended December 31, 2008 and 2007.

Note 2: Discontinued Operations
On December 1, 2009, we sold our 70% interest in Rio Grande to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, results of operations of Rio Grande are presented in discontinued operations. Additionally, assets and liabilities attributable to Rio Grande have been reclassified as current assets, non-current assets and current liabilities of discontinued operations in our Consolidated Balance Sheet as of December 31, 2008.
In accounting for the sale, we recorded a gain of $14.5 million and a receivable of $2.2 million that represents our final distribution from Rio Grande. Our recorded net asset balance of Rio Grande at December 1, 2009, was $22.7 million, consisting of cash of $3.1 million, $29.9 million in properties and equipment, net and $10.3 million in equity, representing BP, Plc’s 30% noncontrolling interest.
Cash flows from discontinued operations have been combined with cash flows from continuing operations for presentation purposes in the Consolidated Statements of Cash Flows. For the years ended December 31, 2009, 2008 and 2007, net cash flows from our discontinued Rio Grande operations were $37.6 million, $3.5 million and $3.7 million, respectively. Net cash flows from discontinued operations for 2009 includes $35 million in proceeds received upon the sale of our Rio Grande interest. We have reinvested these proceeds into the Roadrunner and Beeson Pipelines. With respect to the Roadrunner Pipeline, we entered into the 15-year Holly RPA, whereby Holly agreed to transport volumes of crude oil on our Roadrunner Pipeline that will result in minimum annual revenues to us of $9.2 million.
Note 3: Acquisitions
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired certain logistics and storage assets from an affiliate of Sinclair Oil Company (“Sinclair”) for $79.2 million consisting of storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at Sinclair’s refinery located in Tulsa, Oklahoma. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of our common units having a fair value of $53.5 million. Separately, Holly, also a party to the transaction acquired Sinclair’s Tulsa refinery.
Concurrent with this transaction, we entered into a 15-year pipeline, tankage and loading rack throughput agreement with Holly (the “Holly PTTA”), whereby Holly agreed to transport, throughput and load volumes of product via our Tulsa logistics and storage assets that will result in minimum annual revenues to us of $13.8 million.
In accounting for this purchase, we recorded $30.2 million in properties and equipment, $49.1 million in goodwill and $0.2 million in other long-term liabilities. The value of the acquired assets, which does not include goodwill, is based on management’s preliminary fair value estimates based on a cost approach methodology.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo Refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma (the “Centurion Pipeline”) and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo Refinery Lovington facility (the “Beeson Pipeline”).

The Roadrunner Pipeline provides the Navajo Refinery with direct access to a wide variety of crude oils available at Cushing, Oklahoma. In connection with this transaction, we entered into a 15-year pipeline agreement with Holly (the “Holly RPA”), whereby Holly agreed to transport volumes of crude oil on our Roadrunner Pipeline that will result in minimum annual revenues to us of $9.2 million.
The Beeson Pipeline connects our New Mexico crude oil gathering system to the Navajo Refinery Lovington facility. It operates as a component of our crude pipeline system and provides Holly with added flexibility to move crude oil from our crude oil gathering systems.
Tulsa Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa Refinery for $17.5 million. The racks load refined products and lube oils produced at the Tulsa Refinery onto rail cars and/or tanker trucks.
In connection with this transaction, we entered into a 15-year equipment and throughput agreement with Holly (the “Holly ETA”), whereby Holly agreed to throughput a minimum volume of products via the acquired loading racks that will initially result in minimum annual revenues to us of $2.7 million.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, we acquired from Holly a newly constructed 16-inch intermediate pipeline for $34.2 million. The pipeline runs 65 miles from the Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico. This pipeline was placed in service effective June 1, 2009 and operates as a component of our Intermediate Pipeline system that services Holly’s Navajo Refinery.
In connection with this transaction, Holly agreed to amend our transportation agreement that relates to the Intermediate Pipelines acquired in 2005 (the “Holly IPA”). As a result, the term of the Holly IPA was extended by an additional 4 years and now expires in June 2024. Additionally, Holly’s minimum commitment under the Holly IPA was increased and the Holly IPA currently results in minimum annual payments to us of $20.7 million.
We are a controlled subsidiary of Holly. In accounting for our 2009 acquisitions from Holly, consisting of the Roadrunner and Beeson Pipelines, loading rack facilities and 16-inch intermediate pipeline as discussed above, we recorded total property and equipment of $95.1 million representing Holly’s cost basis of the transferred assets. Since we acquired the assets for $98.2 million, the $3.1 million aggregate purchase price in excess of Holly’s transferred basis in the assets was recorded as a decrease to our partners’ equity.
SLC Pipeline Joint Venture Interest
On March 1, 2009, we acquired a 25% joint venture interest in the SLC Pipeline, a new 95-mile intrastate pipeline system that we jointly own with Plains. The SLC Pipeline commenced operations effective March 2009 and allows various refiners in the Salt Lake City area, including Holly’s Woods Cross Refinery, to ship crude oil into the Salt Lake City area from the Utah terminus of the Frontier Pipeline as well as crude oil flowing from Wyoming and Utah via Plains’ Rocky Mountain Pipeline. The total cost of our investment in the SLC Pipeline was $28 million, consisting of the capitalized $25.5 million joint venture contribution and the $2.5 million finder’s fee paid to Holly that was expensed as acquisition costs.
2008 Acquisition
Crude Pipelines and Tankage Transaction
On February 29, 2008, we acquired from Holly certain crude pipeline and tankage assets (the “Crude Pipelines and Tankage Assets”) for $180 million that consist of crude oil trunk lines that deliver crude oil to Holly’s Navajo Refinery in southeast New Mexico, gathering and connection pipelines located in west Texas and New Mexico, on-site crude tankage located within the Navajo and Woods Cross Refinery complexes, a jet fuel products pipeline between Artesia and Roswell, New Mexico, a leased jet fuel terminal in Roswell, New Mexico and crude oil and product pipelines that support Holly’s Woods Cross Refinery. The consideration paid consisted of $171 million in cash and 217,497 of our common units having a fair value of $9 million. We financed the $171 million cash portion of the consideration through borrowings under our senior secured revolving credit agreement expiring August 2011.

In connection with this transaction, we entered into the 15-year Holly CPTA. Under the Holly CPTA, Holly agreed to transport and store volumes of crude oil on the crude pipelines and tankage facilities that result in minimum annual payments to us.
See Note 11 for additional information on our long-term transportation agreements with Holly.
Note 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-tem maturity of these instruments.
Our debt consists of outstanding principal under our revolving credit agreement (the “Credit Agreement”) and our 6.25% senior notes (the “Senior Notes”). The $206 million carrying amount of outstanding debt under the Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair value of our Senior Notes was $177.6 million at December 31, 2009. This fair value estimate is based on market quotes provided from a third-party bank. See Note 8 for additional information on these instruments.
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

We have interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. With respect to these instruments, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreements. Our measurements are computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 8 for additional information on our interest rate swaps, including fair value measurements.
Note 5: Properties and Equipment

	December 31,
	2009	2008
	(In thousands)
Pipelines and terminals	$455,075	$268,745
Land and right of way	25,230	17,677
Other	12,528	11,385
Construction in progress	10,484	38,589

	503,317	336,396
Less accumulated depreciation	105,273	78,510

	$398,044	$257,886

During each of the years ended December 31, 2009 and 2008 we capitalized $1 million in interest related to major construction projects. We did not capitalize any interest prior to 2008.
Depreciation expense was $19.7 million, $15.8 million and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Note 6: Transportation Agreements
Our transportation agreements consist of the following:
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
The carrying amounts of the transportation agreements are as follows:

	December 31,
	2009	2008
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	18,728	11,781

	$115,436	$122,383

Amortization expense was $7 million, $6.1 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
We have additional transportation agreements with Holly. One of the agreements relates to the pipelines and terminals contributed to us from Holly at the time of our initial public offering in 2004 (the “Holly PTA”). We also have the Holly IPA that relates to the Intermediate Pipelines acquired from Holly in 2005 and in June 2009. In 2009, we entered into the Holly ETA that relates to the Tulsa loading racks acquired from Holly in August 2009 and the Holly PTA that relates to the Roadrunner Pipeline acquired in December 2009. Our basis in the assets acquired under these transfers reflect Holly’s historical cost and does not reflect a step-up in basis to fair value. Therefore, these agreements have a recorded value of zero.
In addition, we have the Holly PTTA under which we provide transportation and storage services to Holly via our Tulsa logistics and storage assets acquired from Sinclair. Since this agreement is with Holly and not between Sinclair and us, there is no purchase price allocation attributable to this agreement.
Note 7: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C. (“HLS”), a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with Holly. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $2.8 million, $2.1 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include retirement costs of $1.6 million, $1.1 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of December 31, 2009, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $1.2 million, $1.9 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. We currently purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At December 31, 2009, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 190,932 had not yet been granted.
Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and directors who perform services for us, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The vesting for a certain key executive is contingent upon certain earnings per unit targets being realized. The fair value of each unit of restricted unit awards is measured at the market price as of the date of grant and is being amortized over the vesting period, including the units issued to the key executives, as we expect those units to fully vest.
A summary of restricted unit activity and changes during the year ended December 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2009 (not vested)	53,505	$41.28
Granted	33,422	26.00
Forfeited	(2,152)	42.53
Vesting and transfer of full ownership to recipients	(31,504)	36.76

Outstanding at December 31, 2009 (not vested)	53,271	$34.31	1.1 years	$2,122

The fair value of restricted units vested and transferred to recipients during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $0.8 million and $0.5 million, respectively. As of December 31, 2009, there was $0.4 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.
During the year ended December 31, 2009, we paid $0.6 million for the purchase of 26,431 of our common units in the open market for the recipients of our 2009 restricted unit grants.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives and employees who perform services for us. These performance units are payable based upon the growth in distributions on our common units during the requisite period, and generally vest over a period of three years. As of December 31, 2009, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.
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

A summary of performance unit activity and changes during the year ended December 31, 2009 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2009 (not vested)	36,971
Vesting and payment of units to recipients	(10,313)
Granted	28,113
Forfeited	—

Outstanding at December 31, 2009 (not vested)	54,771

The fair value of performance units vested and transferred to recipients during the years ended December 31, 2009 and 2008 was $0.4 million and $0.1 million, respectively. There were no performance units that were vested and transferred prior to 2008. Based on the weighted average fair value at December 31, 2009 of $42.10, there was $0.7 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 8: Debt
Credit Agreement
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the financing of capital projects, are classified as long-term liabilities. During the year ended December 31, 2009, we received advances totaling $239 million that were used as interim financing for our acquisitions and for capital projects and repaid $233 million, resulting in $6 million in net advances received. As of December 31, 2009, we had $206 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of December 31, 2009, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At December 31, 2009, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At December 31, 2009, we are subject to a 0.30% commitment fee on the $94 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.

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
Senior Notes Due 2015
Our Senior Notes maturing March 1, 2015 are registered with the U.S. Securities and Exchange Commission (“SEC”) and bear interest at 6.25%. The Senior Notes are unsecured and impose certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.
Our contribution agreements with Alon and our purchase and contribution agreements with Holly with respect to the Intermediate Pipelines and the Crude Pipelines and Tankage Assets restrict us from selling pipelines and terminals acquired from Alon or Holly, as applicable, and from prepaying more than $30 million of the Senior Notes until 2015 and $171 million in borrowings for the purchase of the Crude Pipelines and Tankage Assets until 2018, subject to certain limited exceptions.
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$206,000	$200,000

Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,964)	(2,344)
Unamortized premium — dedesignated fair value hedge	1,791	2,137

	184,827	184,793

Total debt	390,827	384,793
Less net short-term borrowings under credit agreement	—	29,000

Total long-term debt	$390,827	$355,793

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk. As of December 31, 2009, we have three interest rate swap contracts.
We have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on the $171 million Credit Agreement advance that we used to finance our purchase of the Crude Pipelines and Tankage Assets in February 2008. This interest rate swap effectively converts our $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of December 31, 2009. The maturity date of this swap contract is February 28, 2013.

We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. As of December 31, 2009, we had no ineffectiveness on our cash flow hedge.
We also have an interest rate swap contract that effectively converts interest expense associated with $60 million of our 6.25% Senior Notes from a fixed to a variable rate (“Variable Rate Swap”). Under this swap contract, interest on the $60 million notional amount is computed using the three-month LIBOR plus a spread of 1.1575%, which equaled an effective interest rate of 1.41% as of December 31, 2009. The maturity date of this swap contract is March 1, 2015, matching the maturity of the Senior Notes.
We entered into an additional interest rate swap contract effective December 1, 2008, that effectively unwinds the effects of the Variable Rate Swap discussed above, converting $60 million of our hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”). Under the Fixed Rate Swap, interest on a notional amount of $60 million is computed at a fixed rate of 3.59% versus three-month LIBOR which when added to the 1.1575% spread on the Variable Rate Swap results in an effective fixed interest rate of 4.75%. The maturity date of this swap contract is December 1, 2013.
Prior to the execution of our Fixed Rate Swap, the Variable Rate Swap was designated as a fair value hedge of $60 million in outstanding principal under the Senior Notes. We dedesignated this hedge in October 2008. At that time, the carrying balance of our Senior Notes included a $2.2 million premium due to the application of hedge accounting until the dedesignation date. This premium is being amortized as a reduction to interest expense over the remaining term of the Variable Rate Swap.
Our interest rate swaps not having a “hedge” designation are measured quarterly at fair value either as an asset or a liability in our Consolidated Balance Sheets with the offsetting fair value adjustment to interest expense. For the years ended December 31, 2009 and 2008, we recognized $0.2 million and $2.3 million, respectively, in interest expense attributable to fair value adjustments to our interest rate swaps.
We record interest expense equal to the variable rate payments under the swaps. Receipts under the swap agreements are recorded as a reduction of interest expense.
Additional information on our interest rate swaps as of December 31, 2009 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swaps	Location	Fair Value	Balance	Amount
	(In thousands)
Asset
Fixed-to-variable interest rate swap	Other assets	$2,294	Long-term debt	$(1,791	)(1)

— $60 million of 6.25% Senior Notes			HEP partners’ equity	(1,942	)(2)
			Interest expense	1,439	(3)

		$2,294		$(2,294)

Liability
Cash flow hedge — $171 million	Other long-term		Accumulated other
LIBOR based debt	liabilities	$(9,141)	comprehensive loss	$9,141

Variable-to-fixed interest rate swap	Other long-term		HEP partners’ equity	4,166	(2)
— $60 million	liabilities	(2,555)	Interest expense	(1,611)

		$(11,696)		$11,696

(1)	Represents unamortized balance of dedesignated hedge premium.

(2)	Represents prior year charges to interest expense.

(3)	Net of amortization of premium attributable to dedesignated hedge

On January 29, 2010, we received notice from the counterparty that it is exercising its option to cancel the Variable Rate Swap on March 1, 2010, pursuant to the terms of the swap contract. We will receive a cancellation premium of $1.9 million.
Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest on outstanding debt:
Senior Notes, net of interest on interest rate swaps	$10,703	$10,454	$11,867
Credit Agreement, net of interest on interest rate swap	10,657	8,705	—
Net change in fair value of interest rate swaps	175	2,282	—
Net amortization of discount and deferred debt issuance costs	706	1,002	1,008
Commitment fees	268	327	414

Total interest incurred	22,509	22,770	13,289

Less capitalized interest	1,008	1,007	—

Net interest expense	$21,501	$21,763	$13,289

Cash paid for interest (1)	$21,721	$12,464	$12,316

(1)	Net of cash received under our interest rate swap agreements of $3.8 million for each of the years ended December 31, 2009, 2008 and 2007.
Note 9: Commitments and Contingencies
We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The right of way agreements have various termination dates through 2053.
As of December 31, 2009, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year Ending
December 31,	$000’s
2010	$6,264
2011	6,255
2012	6,261
2013	6,226
2014	6,225
Thereafter	16,415

Total	$47,646

Rental expense charged to operations was $7.1 million, $6.5 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.
Note 10: Significant Customers
All revenues from continuing operations are domestic revenues, of which over 90% are currently generated from our two largest customers: Holly and Alon. The major concentration of our petroleum product and crude oil pipeline system’s revenues is derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues from continuing operations generated by each of these customers:

	Years Ended December 31,
	2009	2008	2007
Holly	69%	78%	66%
Alon	26%	17%	22%
Note 11: Related Party Transactions
Holly and Alon Agreements
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset acquisitions, we entered into three new 15-year transportation agreements with Holly, each expiring in 2024. We entered into the Holly PTTA whereby Holly agreed to transport, throughput and load volumes of product via our logistics and storage assets acquired from Sinclair that are located at Holly’s Tulsa Refinery. Additionally, we entered into the Holly RPA that relates to the Roadrunner Pipeline acquired from Holly in December 2009 and the Holly ETA that relates to the Tulsa loading racks acquired from Holly in August 2009.
In addition, we have the Holly PTA (expiring in 2019) that relates to the pipelines and terminals contributed to us at the time of our initial public offering in 2004, the Holly IPA (expiring in 2024) that relates to the Intermediate Pipelines acquired in 2005 and in June 2009, and the Holly CPTA (expiring in 2023) that relates to the Crude Pipelines and Tankage Assets acquired in 2008.
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following our July 1, 2009 PPI rate adjustments, these agreements, including our new 2009 agreements with Holly, will result in minimum payments to us of $118.5 million for the twelve months ended June 30, 2010.
Additionally in February 2010, we entered into a pipeline systems operating agreement with Holly expiring in 2014 (the “Holly Pipeline Operating Agreement”). Under the Holly Pipeline Operating Agreement, effective December 1, 2009, we will operate certain tankage, pipelines, asphalt racks and terminal buildings owned by Holly for an annual management fee of $1.3 million.
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2009 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2010 is $21.7 million.
If Holly or Alon fail to meet their minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment under the Holly PTA, Holly IPA and Alon PTA may be applied as a credit in the following four quarters after minimum obligations are met.

We entered into an omnibus agreement with Holly in 2004 that we and Holly amended and restated several times in connection with our acquisitions from Holly in 2009 with the last amendment and restatement occurring on December 1, 2009 (the “Third Restated Omnibus Agreement”). Under certain provisions of the Third Restated Omnibus Agreement, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.
Related party transactions with Holly are as follows:
•
Pipeline, terminal and tankage revenues received from Holly were $101.4 million, $85 million and $61 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include revenues received under our long-term transportation agreements with Holly.

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

•
Holly charged general and administrative services under the Third Restated Omnibus Agreement of $2.3 million, $2.2 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $17 million, $13.1 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
•	Holly reimbursed us $1.7 million and $0.3 million for certain costs paid on their behalf for the years ended December 31, 2009 and December 31, 2007, respectively.
•	We paid Holly a $2.5 million finder’s fee in connection the acquisition of our 25% joint venture interest in the SLC Pipeline in the first quarter of 2009.
•
We distributed $29.5 million, $25.6 million and $22.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

•	Our accounts receivable from Holly was $14.1 million and $9.4 million at December 31, 2009 and 2008, respectively.
•	Our accounts payable to Holly were $2.4 million and $2.2 million at December 31, 2009 and 2008, respectively.
•
Holly failed to meet its minimum volume commitment for each of the eighteen quarters since inception of the Holly IPA. Through December 31, 2009, we have charged Holly $10.6 million for these shortfalls of which $0.7 million and $0.5 million is included in affiliate accounts receivable at December 31, 2009 and 2008, respectively.

•
Our revenues for the years ended December 31, 2009, 2008 and 2007 include shortfalls billed under the Holly IPA of $2.4 million in 2008, $1.2 million in 2007 and $2.4 million in 2006, respectively, as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters in 2009, 2008 and 2007. Deferred revenue in the consolidated balance sheets at December 31, 2009 and 2008, includes $3.6 million and $2.4 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.6 million deferred at December 31, 2009.

•
We acquired the Roadrunner and Beeson Pipelines, Tulsa loading racks, a 16-inch intermediate pipeline and the Crude Pipelines and Tankage Assets from Holly in December 2009, August 2009, June 2009 and February 2008, respectively. See Note 3 for a description of these transactions.

Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them in February 2005.
Related party transactions with Alon are as follows:
•
Pipeline and terminal revenues received from Alon were $30.8 million, $11.6 million and $21.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $6.6 million, $7 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•	We distributed $2.9 million, $2.8 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, to Alon for distributions on its Class B subordinated units.
•	Our accounts receivable — trade include receivable balances from Alon of $4 million and $2.5 million at December 31, 2009 and 2008, respectively.
•
Our revenues for the years ended December 31, 2009 and 2008 include shortfalls billed under the Alon PTA of $13.3 million in 2008 and $2.6 million in 2007, respectively, as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters in 2009 and 2008. Deferred revenue in the consolidated balance sheets at December 31, 2009 and 2008 includes $4.8 million and $13.3 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $4.8 million deferred at December 31, 2009.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions
Holly currently holds 7,290,000 of our common units and the 2% general partner interest, which together constitutes a 34% ownership interest in us. In August 2009, all of the conditions necessary to end the subordination period for the 7,000,000 subordinated units owned by Holly were met and the units were converted into our common units on a one-for-one basis.
Currently, there are 937,500 of our Class B subordinated units that are outstanding and owned by Alon. The subordination period of these units extends until the first day of any quarter beginning after March 31, 2010, provided Alon is not in default with respect to payments due under its minimum volume commitments under the Alon PTA for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date. At the end of the subordination period, the Class B subordinated units will convert into our common units on a one-for-one basis. These subordinated units are not publicly traded.
Issuances of units
In connection with our December 1, 2009 acquisition of Sinclair’s Tulsa logistics assets, we issued 1,373,609 of our common units having a value of $53.5 million to Sinclair as partial consideration of our total $79.2 million purchase price.
In November 2009, we closed on a public offering of an additional 2,185,000 of our common units priced at $35.78 per unit, including 285,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Aggregate net proceeds of $74.9 million were used to fund the cash portion of our December 1, 2009 asset acquisitions, to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.

Additionally in May 2009, we closed a public offering of 2,192,400 of our common units priced at $27.80 per unit including 192,400 common units issued pursuant to the underwriters’ exercise of their over-allotment option. Net proceeds of $58.4 million were used to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Concurrent with the 2009 common unit issuances described above, we received aggregate capital contributions of $3.8 million from our general partner during 2009 to maintain its 2% general partner interest.
As partial consideration for our purchase of the Crude Pipelines and Tankage Assets in 2008, we issued 217,497 of our common units having a fair value of $9 million to Holly. Also, Holly purchased an additional 2,503 of our common units for $0.1 million and HEP Logistics Holdings, L.P., our general partner, contributed $0.2 million as an additional capital contribution in order to maintain its 2% general partner interest.
Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise approximately $860 million through security offerings, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
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
The following table presents the allocation of the general partner interest in net income attributable to HEP:

	2009	2008	2007
	(In thousands)

General partner interest in net income	$1,210	$445	$737
General partner incentive distribution	6,737	3,468	2,429

Total general partner interest in net income attributable to HEP	$7,947	$3,913	$3,166

Cash Distributions
We consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Credit Agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.
Within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter; less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, comply with applicable laws, any of our debt instruments, or other agreements; or provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under the Credit Agreement and in all cases are used solely for working capital purposes or to pay distributions to partners.

We make distributions of available cash from operating surplus for any quarter during which we have outstanding subordinated units in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.
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
On January 27, 2010, we announced our cash distribution for the fourth quarter of 2009 of $0.805 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid February 12, 2010 to all unitholders of record on February 5, 2010.
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end, therefore the amounts presented do not reflect distributions paid during the periods presented below.

	2009	2008	2007
	(in thousands, except per unit data)

General partner regular distribution	$1,356	$1,069	$946
General partner incentive distribution	6,737	3,468	2,429

Total general partner distribution	8,093	4,537	3,375
Limited partner distribution	59,725	49,085	45,685

Total regular quarterly cash distribution	$67,818	$53,622	$49,060

Cash distribution per unit applicable to limited partners	$3.16	$3.00	$2.835

As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005 and the assets purchased from Holly in 2009 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $160.4 million would have been recorded as increases to our properties and equipment and intangible assets instead of reductions to equity.

Note 13: Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year ended December 31, 2009(1)
Revenues	$29,332	$37,999	$40,805	$38,425	$146,561
Operating income	$11,640	$18,958	$21,274	$16,386	$68,258
Income from continuing operations before income taxes	$3,918	$15,044	$15,569	$11,723	$46,254
Income from discontinued operations	$1,594	$1,441	$1,070	$15,675	$19,780
Net income	$5,439	$16,392	$16,539	$27,644	$66,014
Limited partners’ interest in net income	$4,146	$14,543	$14,518	$24,860	$58,067
Limited partners’ per unit interest in net income — basic and diluted	$0.25	$0.82	$0.78	$1.22	$3.18
Distributions per limited partner unit	$0.775	$0.785	$0.795	$0.805	$3.16

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year ended December 31, 2008(1)
Revenues	$24,526	$24,604	$27,848	$31,844	$108,822
Operating income	$10,179	$8,064	$9,995	$13,347	$41,585
Income from continuing operations before income taxes	$6,482	$2,846	$5,858	$5,780	$20,966
Income from discontinued operations	$1,365	$1,038	$836	$1,432	$4,671
Net income	$7,798	$3,815	$6,621	$7,133	$25,367
Limited partners’ interest in net income	$6,918	$2,964	$5,611	$5,961	$21,454
Limited partners’ per unit interest in net income — basic and diluted	$0.43	$0.18	$0.34	$0.37	$1.32
Distributions per limited partner unit	$0.735	$0.745	$0.755	$0.765	$3.00

(1)	On December 1, 2009, we sold our 70% interest in Rio Grande. The results of operations of Rio Grande that were previously reported in operations are presented in discontinued operations.
Note 14: Supplemental Guarantor / Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional.
We sold our 70% interest in Rio Grande on December 1, 2009; therefore, Rio Grande is no longer a subsidiary of HEP. Prior to our sale, Rio Grande (“Non-Guarantor”) was the only subsidiary that did not guarantee these obligations. Amounts attributable to Rio Grande prior to our sale are presented in discontinued operations.
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

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,506	$—	$—	$2,508
Accounts receivable	—	18,767	—	—	18,767
Intercompany accounts receivable (payable)	(76,855)	76,855	—	—	—
Prepaid and other current assets	261	478	—	—	739
Current assets of discontinued operations	—	2,195	—	—	2,195

Total current assets	(76,592)	100,801	—	—	24,209

Properties and equipment, net	—	398,044	—	—	398,044
Investment in subsidiaries	458,381	—	—	(458,381)	—
Transportation agreements, net	—	115,436	—	—	115,436
Goodwill	—	49,109	—	—	49,109
Investment in SLC Pipeline	—	25,919	—	—	25,919
Other assets	3,267	861	—	—	4,128

Total assets	$385,056	$690,170	$—	$(458,381)	$616,845

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$6,211	$—	$—	$6,211
Accrued interest	2,849	14	—	—	2,863
Deferred revenue	—	8,402	—	—	8,402
Accrued property taxes	—	1,072	—	—	1,072
Other current liabilities	961	296	—	—	1,257

Total current liabilities	3,810	15,995	—	—	19,805

Long-term debt	184,827	206,000	—	—	390,827
Other long-term liabilities	2,555	9,794	—	—	12,349
Equity — HEP	193,864	458,381	—	(458,381)	193,864

Total liabilities and equity	$385,056	$690,170	$—	$(458,381)	$616,845

Condensed Consolidating Balance Sheet

		Guarantor	Non-
December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,706	$—	$—	$3,708
Accounts receivable	—	13,332	—	—	13,332
Intercompany accounts receivable (payable)	(197,828)	197,979	—	(151)	—
Prepaid and other current assets	176	417	—	—	593
Current assets of discontinued operations	—	—	2,555	151	2,706

Total current assets	(197,650)	215,434	2,555	—	20,339

Properties and equipment, net	—	257,886	—	—	257,886
Investment in subsidiaries	378,481	23,842	—	(402,323)	—
Transportation agreements, net	—	122,383	—	—	122,383
Other assets	5,300	1,382	—	—	6,682
Non-current assets of discontinued operations	—	—	32,398	—	32,398

Total assets	$186,131	$620,927	$34,953	$(402,323)	$439,688

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$7,315	$—	$—	$7,315
Accrued interest	(27,778)	30,623	—	—	2,845
Deferred revenue	—	15,658	—	—	15,658
Accrued property taxes	—	1,015	—	—	1,015
Other current liabilities	31,214	(29,811)	—	—	1,403
Short-term borrowings under credit agreement	—	29,000	—	—	29,000
Current liabilities of discontinued operations	—	42	893	—	935

Total current liabilities	3,436	53,842	893	—	58,171

Long-term debt	184,793	171,000	—	—	355,793
Other long-term liabilities	—	17,604	—	—	17,604
Equity — HEP	(2,098)	378,481	34,060	(412,541)	(2,098)
Equity — noncontrolling interest	—	—	—	10,218	10,218

Total liabilities and equity	$186,131	$620,927	$34,953	$(402,323)	$439,688

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$101,395	$—	$—	$101,395
Third parties	—	45,166	—	—	45,166

	—	146,561	—	—	146,561
Operating costs and expenses:
Operations	—	44,003	—	—	44,003
Depreciation and amortization	—	26,714	—	—	26,714
General and administrative	4,697	2,889	—	—	7,586

	4,697	73,606	—	—	78,303

Operating income (loss)	(4,697)	72,955	—	—	68,258

Equity in earnings of subsidiaries	81,773	3,686	—	(85,459)	—
Equity in earnings of SLC Pipeline	—	1,919	—	—	1,919
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)
Interest income (expense)	(11,062)	(10,428)	—	—	(21,490)
Other	—	67	—	—	67

	70,711	(7,256)	—	(85,459)	(22,004)

Income from continuing operations before income taxes	66,014	65,699	—	(85,459)	46,254

State income tax	—	(20)	—	—	(20)

Income from continuing operations	66,014	65,679	—	(85,459)	46,234

Income from discontinued operations	—	16,094	5,265	(1,579)	19,780

Net income	$66,014	$81,773	$5,265	$(87,038)	$66,014

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$85,040	$—	$—	$85,040
Third parties	—	23,782	—	—	23,782

	—	108,822	—	—	108,822
Operating costs and expenses:
Operations	—	38,920	—	—	38,920
Depreciation and amortization	—	21,937	—	—	21,937
General and administrative	3,819	2,561	—	—	6,380

	3,819	63,418	—	—	67,237

Operating income (loss)	(3,819)	45,404	—	—	41,585

Equity in earnings of subsidiaries	38,215	2,983	—	(41,198)	—
Interest income (expense)	(9,029)	(12,616)	—	—	(21,645)
Gain on sale of assets	—	36	—	—	36
Other	—	990	—	—	990

	29,186	(8,607)	—	(41,198)	(20,619)

Income from continuing operations before income taxes	25,367	36,797	—	(41,198)	20,966

State income tax	—	(270)	—	—	(270)

Income from continuing operations	25,367	36,527	—	(41,198)	20,696

Income from discontinued operations	—	1,688	4,261	(1,278)	4,671

Net income	$25,367	$38,215	$4,261	$(42,476)	$25,367

Condensed Consolidating Statement of Income

		Guarantor	Non-
Year ended December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$63,709	$—	$—	$63,709
Third parties	—	32,481	—	—	32,481

	—	96,190	—	—	96,190

Operating costs and expenses:
Operations	—	30,467	—	—	30,467
Depreciation and amortization	—	12,920	—	—	12,920
General and administrative	2,730	2,184	—	—	4,914

	2,730	45,571	—	—	48,301

Operating income (loss)	(2,730)	50,619	—	—	47,889

Equity in earnings of subsidiaries	54,362	2,489	—	(56,851)	—
Interest income (expense)	(12,361)	(474)	—	—	(12,835)
Gain on sale of assets	—	298	—	—	298

	42,001	2,313	—	(56,851)	(12,537)

Income from continuing operations before income taxes	39,271	52,932	—	(56,851)	35,352

State income tax	—	(200)	—	—	(200)

Income from continuing operations	39,271	52,732	—	(56,851)	35,152

Income from discontinued operations	—	1,630	3,556	(1,067)	4,119

Net income	$39,271	$54,362	$3,556	$(57,918)	$39,271

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(131,123)	$196,205	$6,613	$(3,500)	$68,195

Cash flows from investing activities
Additions to properties and equipment	—	(32,999)	—	—	(32,999)
Acquisitions of assets from Holly Corporation	—	(95,080)	—	—	(95,080)
Acquisition of assets from Sinclair Oil Company	—	(25,665)	—	—	(25,665)
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)
Proceeds from sale of interest in Rio Grande Pipeline Company, net of transferred cash	—	31,865	—	—	31,865
Other	—	3,174	(3,174)	—	—

	—	(144,205)	(3,174)	—	(147,379)

Cash flows from financing activities
Net borrowings under credit agreement	—	6,000	—	—	6,000
Proceeds from issuance of common units	186,801	(53,500)	—	—	133,301
Contribution from general partner	3,812	—	—	—	3,812
Distributions to HEP unitholders	(61,188)	—	(5,000)	5,000	(61,188)
Net purchase price in excess of transferred basis in assets acquired from Holly Corporation	2,580	(5,700)	—	—	(3,120)
Distributions to noncontrolling interest	—	—	—	(1,500)	(1,500)
Purchase of units for restricted grants	(616)	—	—	—	(616)
Cost of issuing common units	(266)	—	—	—	(266)

	131,123	(53,200)	(5,000)	3,500	76,423

Cash and cash equivalents
Decrease for the year	—	(1,200)	(1,561)	—	(2,761)
Beginning of year	2	3,706	1,561	—	5,269

End of year	$2	$2,506	$—	$—	$2,508

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2008	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$44,035	$17,973	$5,843	$(4,200)	$63,651

Cash flows from investing activities
Additions to properties and equipment	—	(41,762)	(541)	—	(42,303)
Acquisition of assets from Holly Corporation	—	(171,000)	—	—	(171,000)
Proceeds from sale of assets	—	36	—	—	36

	—	(212,726)	(541)	—	(213,267)

Cash flows from financing activities
Net borrowings under credit agreement	9,000	191,000	—	—	200,000
Proceeds from issuance of common units	—	104	—	—	104
Contribution from general partner	186	—	—	—	186
Distributions to HEP unitholders	(52,426)	—	(6,000)	6,000	(52,426)
Distributions to noncontrolling interest	—	—	—	(1,800)	(1,800)
Purchase of units for restricted grants	(795)	—	—	—	(795)
Deferred financing costs	—	(705)	—	—	(705)

	(44,035)	190,399	(6,000)	4,200	144,564

Cash and cash equivalents
Decrease for the year	—	(4,354)	(698)	—	(5,052)
Beginning of year	2	8,060	2,259	—	10,321

End of year	$2	$3,706	$1,561	$—	$5,269

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Year Ended December 31, 2007	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$49,056	$6,784	$6,226	$(3,010)	$59,056

Cash flows from investing activities
Additions to properties and equipment	—	(8,556)	(1,401)	—	(9,957)
Proceeds from sale of assets	—	325	—	—	325

	—	(8,231)	(1,401)	—	(9,632)

Cash flows from financing activities
Distributions to HEP unitholders	(47,974)	—	(4,300)	4,300	(47,974)
Distributions to noncontrolling interest	—	—	—	(1,290)	(1,290)
Purchase of units for restricted grants	(1,082)	—	—	—	(1,082)
Deferred financing costs	—	(296)	—	—	(296)
Other	—	(16)	—	—	(16)

	(49,056)	(312)	(4,300)	3,010	(50,658)

Cash and cash equivalents
Increase (decrease) for the year	—	(1,759)	525	—	(1,234)
Beginning of year	2	9,819	1,734	—	11,555

End of year	$2	$8,060	$2,259	$—	$10,321

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
There have been no events that occurred in the fourth quarter of 2009 that would need to be reported on Form 8-K that have not been previously reported.

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
Three members of the board of directors of HLS serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of HLS or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the New York Stock Exchange and the Exchange Act to serve on the audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have an audit committee of three independent directors that reviews our external financial reporting, selects our independent registered public accounting firm, and reviews procedures for internal auditing and the adequacy of our internal accounting controls. We also have a compensation committee consisting of three independent directors, which oversees compensation decisions for certain officers of HLS whose time is fully committed to us and a portion of the long-term incentive compensation of other officers who only devote part of their time to the matters of HEP and who receive long-term incentive compensation with respect to their services. The compensation committee also oversees the compensation plans described below. In addition, we have an executive committee of the board consisting of two independent directors and one director employed by Holly.
The board of directors of HLS has determined that Messrs. Darling, Gray, Pinkerton and Stengel meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange and under the Exchange Act. These directors serve as the only members of our audit, conflicts and compensation committees.
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
The board of directors of HLS held twelve meetings during 2009, with the audit committee, conflicts committee and compensation committee holding seven, sixteen and six meetings, respectively. During 2009, each director attended at least 75% of the total number of meetings of the board. All board members attended each board meeting and each committee meeting for the committees on which they serve in 2009.
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

The following table shows information for the current directors and executive officers of HLS.

Name	Age	Position with HLS
Matthew P. Clifton	58	Chairman of the Board and Chief Executive Officer(1)
Bruce R. Shaw	42	Senior Vice President and Chief Financial Officer
David G. Blair	51	President
Mark T. Cunningham	50	Vice President, Operations(5)
Denise C. McWatters	50	Vice President, General Counsel and Secretary
Charles M. Darling, IV	61	Director(2)(3)(4)
William J. Gray	69	Director(6)
Jerry W. Pinkerton	69	Director(1)(2)(3)(4)
P. Dean Ridenour	68	Director
William P. Stengel	61	Director(1)(2)(3)(4)

(1)	Member of the Executive Committee

(2)	Member of the Conflicts Committee

(3)	Member of the Audit Committee

(4)	Member of the Compensation Committee

(5)
Previously, Mr. Cunningham was not an executive officer and was not required to file reports under Section 16 of the Securities Exchange Act of 1934, nor did he have significant policy-making responsibilities with us, but he was the next highest compensated officer. In an effort to provide complete disclosure, we began providing information on Mr. Cunningham in the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. However, effective January 27, 2010, Mr. Cunningham has been designated an executive officer.

(6)	Mr. Gray was appointed to the Conflicts Committee on January 27, 2010.
Matthew P. Clifton was elected Chairman of our Board, and Chief Executive Officer in March 2004. He has been employed by Holly for 29 years. Mr. Clifton served as Holly’s Vice President of Economics, Engineering and Legal Affairs from 1988 to 1991, Senior Vice President of Holly from 1991 to 1995, President of Navajo Pipeline Company, a wholly owned subsidiary of Holly, since its inception in 1981, President of Holly from 1995 to 2005 and has served as Chief Executive Officer of Holly since January 1, 2006. Mr. Clifton has also served as a director of Holly since 1995.
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
David G. Blair was elected to the position of President in January 2010. He has been employed by Holly for over 28 years. Mr. Blair served as Senior Vice President from January 2007 to December 2009. Prior to January 2007, Mr. Blair served as Holly’s Vice President responsible for Holly Asphalt Company from February 2005 to December 2006. Mr. Blair was General Manager of the NK Asphalt Partnership between Koch Materials Company and Navajo Refining Company from July 2000 to February 2005. Mr. Blair was named Vice President, Marketing, Asphalt & Specialty Products in October 1994. Mr. Blair served in various positions within Holly in crude oil supply, wholesale product marketing, and supply and trading from 1981 to 1991.

Mark T. Cunningham was elected Vice President of Operations in July of 2007. He has served Holly as Senior Manager of Special Projects from December 2006 through June 2007 and as Senior Manager of Integrity Management and EH&S from July 2004 through December 2006. Prior to joining Holly, Mr. Cunningham served Diamond Shamrock / Ultramar Diamond Shamrock for 20 years in several engineering and pipeline operations capacities. He began his time with Diamond Shamrock in 1983 and served various positions including Senior Design Engineer, Superintendent of Special Projects, Regional Manager and General Manager of Operations and Director of Operations through April 2003. Mr. Cunningham briefly provided consulting engineering services from May 2003 to June 2004.
Denise C. McWatters was elected to the position of Vice President, General Counsel and Secretary in May 2008. Ms. McWatters also serves in a similar capacity for Holly. She joined Holly in October 2007 as Deputy General Counsel with more than 20 years of legal experience. Ms. McWatters served as the General Counsel of The Beck Group from May 2005 through October 2007. Prior to joining Beck, Ms. McWatters was a shareholder in the predecessor to Locke Lord Bissell & Liddell LLP, served as Counsel in the legal department at Citigroup, N.A. and was a shareholder in Cox Smith Matthews Incorporated.
Charles M. Darling, IV was elected to our Board of Directors in July 2004. Mr. Darling has served as President of DQ Holdings, L.L.C., a venture capital investment and consulting firm focused primarily on opportunities in the energy industry, since August 1998. In addition, Mr. Darling was the General Manager of Desert Power, LP and of its General Partner, Desert Power, LLC, which was an indirect affiliate of DQ Holdings, LLC. In late 2006, Desert Power, LLC and Desert Power, LP, along with certain of their subsidiaries, filed for bankruptcy in Nevada. In late 2007, the bankruptcy court approved the plan of reorganization, which became final in accordance with its terms in early 2008. From 1997 to 1998, Mr. Darling was the President and General Counsel, and was a Director from 1993 to 1998, of DeepTech International, which was acquired by El Paso Energy Corp. in August 1998. Mr. Darling was also a Director at Leviathan Gas Pipeline Company from 1993 through 1998. Prior to joining DeepTech in 1997, Mr. Darling practiced law at the law firm of Baker Botts, L.L.P., for over 20 years.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2009, except for one Form 4 filed on April 8, 2009 with respect to one Section 16(a) transaction for Scott C. Surplus, Controller and Principal Accounting Officer of HLS, that was filed late due to administrative oversight.
Audit Committee
The audit committee of HLS is composed of three directors who are not officers or employees of HEP or any of its subsidiaries or Holly Corporation or any of its subsidiaries. The board of directors of HLS has adopted a written charter for the audit committee. The board of directors of HLS has determined that a member of the audit committee, namely Jerry W. Pinkerton, is an audit committee financial expert (as defined by the SEC) and has designated Mr. Pinkerton as the audit committee financial expert. As indicated above, the board of directors of HLS has determined that Mr. Pinkerton meets the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange and under the Exchange Act.
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
Report of the Audit Committee for the Year Ended December 31, 2009
Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s internal controls and the financial reporting process. The audit committee selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2009. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon as well as to issue a report on the effectiveness of Holly Energy Partners, L.P.’s internal control over financial reporting. The audit committee monitors and oversees these processes.
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
Based on the foregoing review and discussions and such other matters, the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Holly Energy Partners, L.P. be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Members of the Audit Committee:
Jerry W. Pinkerton, Chairman
Charles M. Darling, IV
William P. Stengel
Code of Ethics
HEP has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including the company’s principal executive officer, principal financial officer, and principal accounting officer.
Available on our website at www.hollyenergy.com are copies of our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which also will be provided in print without charge upon written request to the Vice President, Investor Relations at: Holly Energy Partners, L.P., 100 Crescent Court, Suite 1600, Dallas, TX, 75201-6915. HEP intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or any waiver of, a provision of its Code of Business Conduct and Ethics with respect to its principal financial officers by posting such information on this website.
New York Stock Exchange Certification
In 2009, Mr. Clifton, as the Chief Executive Officer of HEP, provided to the New York Stock Exchange the annual CEO certification regarding HEP’s compliance with the New York Stock Exchange’s corporate governance listing standards.

Item 11 Executive Compensation
DIRECTOR COMPENSATION
Members of the Board of Directors of HLS who also serve as officers or employees of HLS or Holly do not receive additional compensation in their capacity as directors. The only officer of HLS or Holly who also served as a director during 2009 was Mr. Clifton.
In 2009, the compensation for non-employee directors of HLS was: (a) a $50,000 annual cash retainer, payable in four quarterly installments; (b) $1,500 for attendance at each in-person meeting of the Board of Directors or a Board committee, a $1,000 meeting fee for attendance at each telephonic meeting of the Board of Directors or a Board committee that lasts more than thirty minutes, and a fee of $1,500 per day for each day that a non-employee director attends a strategy meeting with the HLS management; (c) an annual grant under the Holly Energy Partners, L.P. Long-Term Incentive Plan (“Long-Term Incentive Plan”) of restricted HEP units equal in value to $50,000 on the date of grant, with 100% vesting one year after the date of grant. The Long-Term Incentive Plan grants are effective on August 1 of each year. A restricted HEP unit is a common unit subject to forfeiture until the award vests. Each director receiving restricted HEP units is a unitholder with respect to all of the restricted HEP units and has the right to receive all distributions paid with respect to such units. In addition, the directors who serve as chairpersons of the committees of the Board of Directors each receive an annual retainer of $10,000, payable in four quarterly installments. In addition, a cash meeting fee is paid to non-employee directors for attending any meetings of a committee of the Board of Directors of which the non-employee director is not a member, when such committee meeting attendance is at the request of the chairman of the committee, with the amount of such meeting fee being the same as the meeting fee payable to non-employee directors who are committee members in attendance at the same meeting. Directors are reimbursed for out-of-pocket expenses in connection with attending board or committee meetings. Each director is fully indemnified by HLS for actions associated with being a director to the extent permitted under Delaware law.
During the calendar year ending December 31, 2009, compensation was made to directors of HLS as set forth below:

	Fees Earned or	Stock
	Paid in Cash	Awards(1)	Total
Charles M. Darling, IV	$110,925	$50,084	$161,009
William Gray (2)	$93,491	$57,370	$150,861
Jerry W. Pinkerton	$110,925	$50,084	$161,009
P. Dean Ridenour (3)	$79,178	$59,796	$138,974
William P. Stengel	$110,925	$50,084	$161,009

(1)
Reflects the amount recognized in the year ended December 31, 2009 in accordance with GAAP and includes amounts for awards granted prior to 2009. Messrs. Darling, Gray, Pinkerton, Ridenour and Stengel each received an award of 1,372 restricted HEP units on August 1, 2009 with a grant date fair value of $50,000 that will vest on August 1, 2010. The fair market value of each restricted unit grant is measured on the grant date and is amortized over the vesting period. As of December 31, 2009, Messrs. Darling, Gray, Pinkerton, Ridenour and Stengel each held 1,372 unvested restricted units.

(2)
In addition to the $93,491 of director fees reflected in this table, Mr. Gray received $32,119 for consulting services provided by Mr. Gray to Holly Corporation during 2009. None of the consulting fees were paid by HEP.

(3)
In addition to the $179,178 of director fees reflected in this table, Mr. Ridenour received $146,400 for consulting services provided by Mr. Ridenour to Holly Corporation during 2009. None of the consulting fees were paid by HEP.

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
Overview
HEP is managed by HLS, the general partner of HEP’s general partner. HLS is a subsidiary of Holly. The employees providing services to HEP are employed by HLS; HEP itself has no employees. As of December 31, 2009, HLS had 140 employees that provided general, administrative and operational services to HEP. Throughout this discussion, the following individuals are referred to as the “Named Executive Officers” and are included in the Summary Compensation Table:
Matthew P. Clifton, HLS’s Chairman of the Board and Chief Executive Officer;
Bruce R. Shaw, HLS’s Senior Vice President and Chief Financial Officer;
David G. Blair, HLS’s Senior Vice President (and, effective January 1, 2010, President); and
Mark T. Cunningham, HLS’s Vice President, Operations.
Of the four Named Executive Officers of HEP, only Messrs. Blair and Cunningham are current employees of HLS.
Under the terms of the Omnibus Agreement, we currently pay an annual administrative fee to Holly of $2,300,000 for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. Additionally, we reimburse Holly for expenses incurred on our behalf. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to HEP by Holly such as accounting, information technology, human resources, in-house legal support and limited outside legal support for general corporate and tax matters; office space, furnishings and equipment; and transportation of HEP executive officers and employees on Holly airplanes for business purposes. The partnership agreement provides that our general partner will determine the expenses that are allocable to HEP. See Item 13, “Certain Relationships, Related Transactions and Director Independence” of this Form 10-K Annual Report for additional discussion of our relationships and transactions with Holly. None of the services covered by the administrative fee are assigned any particular value individually. Although certain Named Executive Officers provide services to both Holly and HEP, no portion of the administrative fee is specifically allocated to services provided by the Named Executive Officers to HEP; rather, the administrative fee generally covers services provided to HEP by Holly and, except as described below, there is no reimbursement by HEP for the cost of such services. With respect to equity compensation paid by HEP to the Named Executive Officers, HLS purchases the units, and HEP reimburses HLS for the purchase price.
With respect to Messrs. Blair and Cunningham, we reimbursed Holly for 100% of the compensation expenses incurred by Holly for salary, bonus, retirement and other benefits for 2009. We reimbursed HLS for 100% of the expenses incurred in providing Messrs. Blair and Cunningham with long-term equity incentive compensation. All compensation paid to them is fully disclosed in the tabular disclosure following this CD&A.
Messrs. Clifton and Shaw were compensated by HLS for the services they perform for HLS through awards of equity-based compensation granted pursuant to the Long-Term Incentive Plan. None of the cash compensation paid to or other benefits made available to Messrs. Clifton and Shaw by Holly was allocated to the services they provide to HLS and, therefore, only the Long-Term Incentive Plan awards granted to them are disclosed herein.

Objectives of Compensation Program
Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance the long-term value of HEP for its unitholders. Our objective is to be competitive with our industry and encourage high levels of performance.
The HLS Compensation Committee (the “Committee”) is comprised entirely of independent directors and administers the Long-Term Incentive Plan for certain HLS employees. The Committee reviewed and confirmed in January 2009 the recommendations of the Holly Compensation Committee with regard to the total compensation of Messrs. Clifton and Shaw. The Committee determined and approved the long-term equity incentive compensation to be paid to the Named Executive Officers and the compensation in addition to the long-term equity incentive compensation to be paid to Mr. Blair.
As to Mr. Blair, the Committee has not adopted a formal policy for allocating compensation among salaries, bonuses and long-term equity incentive compensation. The Committee attempts to balance the use of both cash and equity compensation in the total compensation package provided to Mr. Blair and as to our other Named Executive Officers, attempts to utilize long-term equity incentive compensation to build value to both HEP and its unitholders. The Committee considers recommendations by management and many other factors in deciding on the final compensation factors for which it has responsibility for each Named Executive Officer. The Committee does not review or approve pension benefits for Named Executive Officers and all are provided the same pension benefits that are provided to Holly employees.
Mr. Cunningham’s position in 2009 was a grade that did not require Committee approval of cash compensation, so his compensation package was reviewed and approved by management instead of the Committee. Mr. Cunningham’s compensation for 2009 was established by Messrs. Clifton and Blair with the assistance of the Vice President of Human Resources based upon all of the same factors used by the Committee and described below. The Committee was provided with an overview of Mr. Cunningham’s compensation with opportunity to request changes to the compensation and the Committee completed its review and agreed with management’s recommendations for 2009. On January 26, 2010, the Committee approved a salary increase for Mr. Cunningham that will be effective February 22, 2010. For 2010 and subsequent years, Mr. Cunningham’s cash compensation will be reviewed and approved by the Committee rather than by management.
In January 2009, the Committee, with the assistance of management, sought to designate an appropriate mix of cash and long-term equity incentive compensation for Messrs. Blair and Cunningham with a goal to provide sufficient current compensation to retain them, while at the same time providing incentives to maximize long-term value for HEP and its unit holders. The Committee, with the assistance of management, annually performs an internal review of each of the Named Executive Officers’ long-term incentive compensation to determine whether the executives are being provided with equity awards that are effective in motivating the Named Executive Officers to create long-term value for HEP. The Committee also compares the Named Executive Officers’ compensation to that of similarly situated executives in other comparable businesses. These long-term equity incentives are designed to retain the executives during the period of time during which their performance is expected to impact our business and reward them in accordance with the success of those long-term goals and policies.
Role of the Committee, Compensation Consultant and Named Executive Officers in the Compensation Setting Process
As part of its consideration, the Committee reviewed and discussed market data and recommendations provided by an established, independent consulting firm specializing in executive compensation issues. As in 2008, the Committee retained Frederic W. Cook & Associates, an independent consultant (“Consultant”) to provide relevant market data to assist them in making competitive compensation decisions for the 2009 year. The Consultant does not provide any other services to HEP.

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
Our Consultant obtains market pay levels from various sources including published compensation surveys (including, but not limited to, the Liquid Pipeline Roundtable Compensation Survey) and information taken from the SEC filings for two groups of publicly traded organizations, as compiled by our Consultant, that we and our Consultant consider appropriate peer organizations. The purpose of the peer groups is to provide a frame of reference for our consideration of what compensation is appropriate for our executives and to ensure that our compensation is generally comparable to companies of similar size and scope of operations. We look at multiple peer groups because we believe it is beneficial to reference several relevant data points.
One benchmark group includes a number of publicly traded master limited partnerships (“MLPs”) that are representative of the types of companies with which we compete for talented executives. For 2009, that benchmark group included Kinder Morgan Energy Partners, L.P., Enbridge Energy Partners, L.P., TEPPCO Partners, L.P., NuStar Energy L.P. (formerly Valero L.P.), Magellan Midstream Partners, L.P., Buckeye Energy Partners, L.P., Sunoco Logistics Partners L.P., Inergy L.P., Crosstex Energy, LP, TC Pipelines, LP, MarkWest Energy Partners, L.P., Atlas Pipeline Partners, L.P. and Hiland Partners, LP.
In developing our executive compensation program, we also review Holly’s compensation program and compensation information from the peer group used by Holly in developing its executive compensation program (which group consists of the following companies in 2009: BJ Service Company, Cameron International Corporation, Crosstex Energy, Inc., CVR Energy, Inc., El Paso Corporation, Exterran Energy Corp., FMC Technologies, Inc., Frontier Oil Corporation, Murphy Oil Corporation, Spectra Energy Corp., Tesoro Corporation, The Williams Companies, Inc., and Western Refining, Inc.).
Our objective is to position pay at levels approximating the middle range of market practice, taking into account the salary and non-salary components of our executives’ total compensation in relation to median levels derived from our analyses of the benchmark MLP group. We consider whether they fall substantially below or above the median compensation levels within this benchmark group rather than to an exact percentile above or below the median. If compensation is generally within plus or minus 15% to 20% of the market median, it is considered to be in the middle range of the market.
For each of the Named Executive Officers committing more than half their time to HEP in 2009 (Messrs. Blair and Cunningham), total compensation (including cash and equity components of total compensation) was in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.
The Consultant does not have approval authority for the ultimate compensation that is provided to employees. Instead, the Consultant provides recommendations to management by identifying areas that do not appear to be consistent with the general practice of our peers (without setting specific benchmarks). The Consultant provides recommendations regarding compensation to management and to the Committee prior to the first quarter meetings when salaries are approved, bonuses are awarded and equity compensation is established for the upcoming year.
The Committee solicited the recommendations of our Chairman of the Board and Chief Executive Officer, except with respect to his own compensation. The Committee considered these recommendations in making its determinations of Mr. Blair’s compensation and in reviewing Mr. Cunningham’s compensation. The Committee also reviewed the total compensation provided in the previous year in determining compensation to be paid in 2009 and established compensation for 2009 that was consistent with the compensation paid in 2008 after considering overall performance and the other specific factors discussed in this CD&A.

Various members of management facilitate the Committee’s consideration of compensation for Named Executive Officers by providing data for the Committee’s review. This data includes, but is not limited to, HEP’s annual budget as approved by HLS’s Board of Directors, performance evaluations of Named Executive Officers, compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Committee with guidance as to how such data impacts pre-determined performance goals set by the Committee during the previous year. When management considers a discretionary bonus to be appropriate for a Named Executive Officer, it will suggest an amount and provide the Committee with management’s rationale for such bonus. Given the day-to-day familiarity that management has with the work performed by the Named Executive Officers, the Committee values management’s recommendations. However, the Committee makes the final decision as to the compensation as described in this CD&A.
Overview of 2009 Executive Compensation Components
For Messrs. Blair and Cunningham, the components of compensation in 2009 were:
•	base salary;
•	annual performance-based cash incentive compensation;
•	long-term equity incentive compensation; and
•	retirement and other benefits.
In 2009, the only component of compensation we provided for the other Named Executive Officers was long-term equity incentive compensation. Because Messrs. Clifton and Shaw were committing less than half of their business time to HEP, during which time they were primarily involved in determining the long-term business goals and policies of HEP, the Committee believed that it was appropriate to compensate them only through long-term equity incentives. All Named Executive Officers receiving equity awards received HEP restricted units with the exception of Mr. Clifton, who only received an award of HEP performance units, and Mr. Blair, who received an award of both HEP restricted units and HEP performance units. The nature of each of these types of awards is more fully described below.
Base Salary
The annual base salary for Mr. Blair was changed from $269,100 to $275,828 on February 23, 2009. The annual base salary for Mr. Cunningham was changed from $175,378 to $182,400 on February 23, 2009. The Committee approved these two salaries based on their positions and levels of responsibility, individual performance, HLS’s salary range for executives at their respective levels and market practices. The Committee also reviewed competitive market data provided by the Consultant relevant to the two positions.
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
The total bonus pool for all executives of HLS is determined by the Committee after the end of each calendar year. Awards to executives for a given year are paid in cash in the first quarter of the following year. The Committee also reviews the total bonus pool set by management for non-executive employees (and such non-executive employees received bonuses in December, 2009 or quarterly depending upon their position and performance).

Payment with respect to any cash bonus is contingent upon the satisfaction of the following pre-established 2009 performance criteria, all of which are evaluated by management and incorporated into the recommendations made to the Committee. The percentage of each criteria that makes up the total incentive bonus paid to Messrs. Blair and Cunningham is described below in the narrative in the section titled “2009 Grants of Plan-Based Awards.”
•
A portion of the bonus is equal to a pre-established percentage of the employee’s base salary and is earned based upon HEP’s distributable cash flow compared to the 2009 operating budget adjusted for differences in estimated and actual PPI adjustments and differences in the timing of known acquisitions. The performance metric of distributable cash flow is used because it is a widely accepted financial indicator used to compare partnership performance. We believe that this measure provides an enhanced perspective of the operating performance of our assets and the cash our business is generating, and is therefore a useful criteria in evaluating management’s performance and linking the payment of their bonus to our performance.

•
A portion of the bonus is equal to a pre-established percentage of the employee’s base salary, based on the employee’s individual performance over the year. The employee’s individual performance for 2009 is evaluated through an annual performance review completed in February 2010. The review includes a written assessment provided by the employee’s immediate supervisor. The assessment reviews how well the employee displays each of the following competencies:

•    Individual Performance
•    Integrity
•    Interpersonal Effectiveness
Each one of these performance dimensions has a variety of sub-categories that are separately reviewed. The assessment also evaluates how well the employee performed their individual goals for 2009.
•
When the Committee established the 2009 performance criteria, the Committee determined that it could award a total of up to 200% of the total target bonus based on performance in excess of the targets.

The Committee has established 2010 performance goals for existing salary grades and the new salary grade to which Mr. Cunningham was elevated in February 2010. The 2010 performance goals are consistent with the 2009 performance goals. The Committee does not believe that the 2010 goals are material in understanding the 2009 compensation.
In addition to the pre-defined performance criteria, the Committee has discretion to approve an increase or a decrease in a Named Executive Officer’s bonus. Increases and decreases are determined using the same factors that are used to establish bonuses, and poor results on the indicated factors could, in the discretion of the Committee, result in a decrease in a bonus. The Committee also considers whether conditions outside the control of the executives affected the factors. In cases where the performance objectives described above are achieved, yet the Committee believes additional compensation is warranted to reward an executive for outstanding performance, the Committee may award additional bonuses in its discretion. In making the determination as to whether such discretion should be applied (either to decrease a bonus or award additional bonuses), the Committee reviews recommendations from management. The Committee awarded Mr. Blair’s bonus and the Committee concurred with management’s recommendation to award Mr. Cunningham’s bonus in recognition of the achievement of their performance targets and their impact on our improved financial results in 2009 and their efforts toward the several asset acquisitions we made during 2009. All bonuses will be paid in March 2010.

The Committee also utilized the analysis of the Consultant to determine how the compensation of Messrs. Blair and Cunningham, including bonus payments, compared to our peers and a market average. The annual incentive targets were assessed on the basis of total cash compensation, including base salary and annual incentive payments. The Committee believes this analysis verifies that total cash compensation to Messrs. Blair and Cunningham is appropriate for the level of responsibility that each of these officers hold as well as in comparison to cash compensation levels of comparable executives at our peer companies. The salary and non-salary components of total cash compensation for Messrs. Blair and Cunningham approximated the middle range and median levels of the benchmark MLP group.
The target and actual annual incentive cash bonus compensation awarded (and subsequently earned and payable) is described in the narrative to the section titled “2009 Grants of Plan-Based Awards”.
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
Our goal is to reward the creation of value and high performance with variable compensation dependent on that performance. Thus the peer data we have accumulated for use in determining other areas of compensation is used subjectively (and not as an objective factor) to confirm that our executives are paid consistently with comparable executives of other similar companies. The peer data allows the Committee to verify that the compensation paid to executives is appropriate. The total compensation may be adjusted if the Committee observes a material variation from the market data, but no specific formula is used to benchmark this data. The Committee believes this analysis verifies that total equity compensation to Messrs. Clifton, Shaw, Blair and Cunningham is appropriate for the level of responsibility that each of these officers hold as well as in comparison to equity compensation levels of comparable executives at our peer companies.
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
In 2009, the Named Executive Officers who were granted awards of restricted units were Messrs. Blair, Cunningham and Shaw. All of the restricted units granted in 2009 vest in thirds over three annual periods and will be fully vested and nonforfeitable after December 31, 2011, as described in greater detail in the narrative in the section titled “2009 Grants of Plan-Based Awards.”

Performance Units
A performance unit is a notational phantom unit that entitles the grantee to receive a common unit upon the vesting of the unit or, as may be provided in the applicable agreement between the grantee and HLS, the cash equivalent to the value of a common unit. The grants made during the 2009 year are governed by award agreements that provide solely for settlement in units. Performance units will only be settled upon the attainment of pre-established performance targets. The Committee may approve grants on such terms as the Committee shall determine. The Committee approves the period over which performance units will vest, and the Committee may base its determination upon the achievement of specified financial objectives. As with restricted units, performance units will vest upon a change of control of HEP, our general partner, HLS or Holly, unless provided otherwise by the Committee. Performance units are also subject to forfeiture in the event that the executive’s employment or service relationship terminates for any reason, unless and to the extent that the Committee provides otherwise.
In 2009, the only Named Executive Officers who received an award of performance units were Messrs. Clifton and Blair. Performance units were awarded to Messrs. Clifton and Blair given their responsibilities to HEP with respect to long-term strategy. The performance period for such award is from January 1, 2009 through December 31, 2011. Messrs. Clifton and Blair may earn no less than 50% and no more than 150% of the performance units subject to their awards over the course of the performance period as described more fully in the narrative in the section below titled “2009 Grant of Plan-Based Awards.” The performance units currently outstanding may be settled only in common units of HEP. Prior to vesting, distributions are paid on each performance unit at the same rate as distributions paid on our common units.
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
Tax and Accounting Implications
We account for the equity compensation expense for our employees and executive officers, including our Named Executive Officers, under GAAP, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Because we are a partnership, Section 162(m) of the Code does not apply to compensation paid to our named executive officers and accordingly, the Committee did not consider its impact in determining compensation levels for the 2009 year. The Committee has taken into account the tax implications to the partnership in its decision to grant long-term incentive compensation awards of restricted and performance units as opposed to options or unit appreciation rights.
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

The Thrift Plan is offered to all employees of HLS. Employees may, at their election, contribute to the Thrift Plan amounts from 0% up to a maximum of 75% of their eligible compensation. In 2006, employees had the option to participate in both the Retirement Plan and the Thrift Plan. Effective January 1, 2007, the Retirement Plan was frozen for new employees not covered by collective bargaining agreements with labor unions, and these new employees were required to participate in the new Automatic Thrift Plan Contribution feature under the Thrift Plan (the amounts attributable to employer contributions are shown in the Summary Compensation Table below). To the extent an employee was hired prior to January 1, 2007, and elected to begin receiving the Automatic Thrift Plan Contribution under the Thrift Plan, their participation in future benefits under the Retirement Plan was frozen. The Automatic Thrift Plan Contribution is up to 5% of eligible compensation subject to applicable IRS limits and it is paid in addition to employee deferrals and employer matching contributions under the Thrift Plan.
In 2009, for employees not covered by collective bargaining agreements with labor unions, Holly matched employee contributions to the Thrift Plan up to 6% of their eligible compensation. Employee contributions that were made on a tax-deferred basis were generally limited to $16,500 per year with employees 50 years of age or over able to make additional tax-deferred contributions of $5,500. Prior to 2007, Holly’s contributions in the Thrift Plan did not vest until the earlier of three years of credited service or termination of employment due to retirement, disability or death. On and after January 1, 2007, company matching contributions for employees not covered by collective bargaining agreements with labor unions are immediately vested with no waiting period. Automatic Thrift Plan Contributions are still subject to a three year cliff vesting period.
Neither Messrs. Blair nor Cunningham elected to receive the Automatic Thrift Plan Contribution under the Thrift Plan and both remained in the Holly Retirement Plan that is discussed below in the section titled “Pension Benefits Table.” Messrs. Blair and Cunningham are the only Named Executive Officers whose Retirement Plan and Thrift Plan benefits are charged to us by Holly.
Change in Control Agreements
Holly has entered into Change In Control Agreements with Messrs. Blair and Cunningham. The material terms of, and the quantification of, the potential amounts payable under the Change in Control Agreements are described below in the section titled “Potential Payments upon Termination or Change in Control.” Holly provides these agreements to Messrs. Blair and Cunningham to provide for management continuity in the event of a change of control, and to assist in the recruitment and retention of executives. Neither we nor HLS has entered into any employment agreements or severance agreements with any of the Named Executive Officers, other than the Change in Control Agreements described below.
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
Members of the Compensation Committee:
Charles M. Darling, IV, Chairman
Jerry W. Pinkerton
William P. Stengel
Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of the Named Executive Officers in 2009. As previously noted, the cash compensation and benefits for Named Executive Officers other than Messrs. Blair and Cunningham were not paid by us, but rather by Holly, and were not allocated to the services those Named Executive Officers performed for us in 2009. Information regarding the compensation paid to Messrs. Clifton and Shaw as consideration for the services they perform for Holly will be reported in Holly’s annual proxy statement.

Summary Compensation Table(1)
								Non-Equity
								Incentive
Name and								Plan	Change in	All Other
Principal					Stock		Option	Compen	Pension	Compen-
Position	Year	Salary		Bonus(2)	Awards(3)		Awards	-sation(4)	Value(5)	sation(6)	Total
Matthew P. Clifton,	2009	n/a		n/a	$498,230		n/a	n/a	n/a	n/a	$498,320
Chairman of the Board	2008	n/a		n/a	$569,912		n/a	n/a	n/a	n/a	$569,912
and Chief Executive Officer	2007	n/a		n/a	$386,086		n/a	n/a	n/a	n/a	$386,086

Bruce R. Shaw,	2009	n/a		n/a	$133,362		n/a	n/a	n/a	n/a	$133,362
Senior Vice President	2008	n/a		n/a	$138,851	(7)	n/a	n/a	n/a	n/a	$138,851
and Chief Financial Officer	2007	n/a		n/a	n/a		n/a	n/a	n/a	n/a	n/a

David G. Blair,	2009	$275,828	(8)	n/a	$323,321		n/a	$210,000	$100,105	$14,700	$923,954
Senior Vice President	2008	$269,100		$40,500	$262,456		n/a	$94,500	$63,876	$13,800	$744,232
	2007	$260,004		$117,000	$133,904		n/a	$208,000	$26,177	$13,500	$758,585

Mark T. Cunningham,	2009	$182,400	(9)	n/a	$66,942		n/a	$85,000	$27,907	$10,863	$373,112
Vice President — Operations	2008	$175,378		$23,345	$54,348		n/a	$41,655	$16,195	$9,891	$320,812
	2007	$147,148		$71,000	$28,539		n/a	$72,000	$10,194	$8,793	$337,674

(1)
Previously, Mr. Cunningham was not an executive officer and was not required to file reports under Section 16 of the Securities Exchange Act of 1934, nor did he have significant policy-making responsibilities with us, but he was the next highest compensated officer. In an effort to provide complete disclosure, we began providing information on Mr. Cunningham in the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. However, effective January 27, 2010, Mr. Cunningham has been designated an executive officer.

(2)	This reflects the cash discretionary bonus that is in excess of the amount payable pursuant to our annual non-equity incentive plan.

(3)
Amounts listed represent the amount of expense recognized for financial reporting purposes in 2007, 2008 and 2009 for restricted unit and performance unit awards in accordance with GAAP and includes amounts from awards granted prior to 2009. Following SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 7 to our consolidated financial statements for a discussion of the assumptions used in determining the GAAP compensation cost of these awards. The amounts for Mr. Clifton and Mr. Blair for 2007, 2008 and 2009 were based on an estimated payment of 117%, 113% and 110%, respectively. No forfeitures of equity awards to the Named Executive Officers occurred in 2009.

(4)
See the narrative to the section titled “2009 Grant of Plan-Based Awards” for further information on the performance targets used to determine the amounts attributable to amounts earned in 2009 under our Annual Incentive Plan.

(5)	The amounts reflect the following assumptions:

	December 31, 2007	December 31, 2008	December 31, 2009

Discount Rate:	6.4%	6.5%	6.2%

Mortality Table:	RP2000 White Collar Projected to 2020	RP2000 White Collar Projected to 2020	RP2000 White Collar Projected to 2020

Reserving Table:	(50% Male/ 50% Female)	(50% Male/ 50% Female)	(50% Male/ 50% Female)

Retirement Age:	the later of current age or age 62	the later of current age or age 62	the later of current age or age 62

(6)
This reflects matching contributions made to the Thrift Plan by HLS, which were reimbursed by HEP. Since all Named Executive Officers elected to remain in the Holly Retirement Plan, the only contributions are employer matching of employee contributions, subject to the limits described in the section “Retirement and Benefit Plans.”

(7)
This reflects awards Mr. Shaw received as a director and an officer during the fiscal year ended December 31, 2008, as follows: $29,063 for 2008 restricted HEP units (director compensation) and $109,788 for 2008 restricted HEP units (officer compensation).

(8)
Mr. Blair’s annual salary was $269,100 effective January 1, 2009 and $275,828 effective February 23, 2009. His annual base salary as of December 31, 2009 is reported in the table, but his actual payroll payments are $274,534 due to our bi-weekly payroll system (the 12-14-09 through 12-27-09 payroll payment was made on January 5, 2010 and the 12-28-09 through 12-31-09 payroll payment was made on January 19, 2010). Similar adjustments were made for other mid-period pay adjustments in prior periods. Effective January 1, 2010, Mr. Blair was promoted to President and his annual base salary was increased to $312,000.

(9)
Mr. Cunningham’s annual salary was $175,378 effective January 1, 2009 and $182,400 effective February 23, 2009. His annual base salary as of December 31, 2009 is reported in the table, but his actual payroll payments are $181,050 due to our bi-weekly payroll system (the 12-14-09 through 12-27-09 payroll payment was made on January 5, 2010 and the 12-28-09 through 12-31-09 payroll payment was made on January 19, 2010). Similar adjustments were made for other mid-period pay adjustments in prior periods. Effective February 22, 2010, Mr. Cunningham’s salary grade was increased and his annual base salary was increased to $205,000.

2009 Grants of Plan-Based Awards
The amounts reflected in the table below represent three elements of compensation that we awarded to our Named Executive Officers during 2009: performance units and restricted units granted pursuant to our Long-Term Incentive Plan, and cash bonuses awarded pursuant to our Annual Incentive Plan.

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			(i)	(k)
	(b)	(c)			(f)		(h)	All other	Grant
(a)	Grant	Thresh-	(d)	(e)	Thresh-	(g)	Maximum	Equity	Date Fair
Name	Date	old	Target	Maximum	old	Target	(#)	Awards(3)	Value(4)

Matthew P. Clifton
Performance Units	3/03/09	—	—	—	10,730	21,460	32,190		$500,018

Bruce R. Shaw
Restricted Units	3/03/09	—	—	—	—	—		3,327	$77,519

David G. Blair
Performance Units	3/03/09	—	—	—	3,327	6,653	9,980	—	$155,015
Restricted Units	3/03/09	—	—	—	—	—	—	6,653	$155,015
Cash Incentives	—	—	137,914	275,828	—	—	—	—	—

Mark T. Cunningham
Restricted Units	3/03/09	—	—	—	—	—	—	3,005	$70,017
Cash Incentives	—	—	54,720	109,440	—	—	—	—	—

(1)
The amounts in columns (d) and (e) reflect the target and maximum bonus award amounts for Mr. Blair and Mr. Cunningham with respect to cash bonuses awarded pursuant to our Annual Incentive Plan in 2009 based on the percentages set forth below in the section titled “Annual Incentive Cash Bonus Compensation.” The maximum reflects that the employee may receive up to 200% of the target bonus award amount.

(2)
The amounts in columns (f), (g) and (h) represent the threshold, target and maximum payment levels with respect to grants of performance units in 2009. The Committee approved a grant of 21,460 performance units to Mr. Clifton and 6,653 performance units to Mr. Blair, the vesting schedules of which are described in the narrative below.

(3)
The Committee approved a grant of 6,653 restricted units to Mr. Blair, 3,005 restricted units to Mr. Cunningham and 3,327 restricted units to Mr. Shaw, the vesting schedules of which are described in the narrative below.

(4)
This reflects the price of $23.30, the closing price at the close of business on March 2, 2009, the day immediately preceding the date of grant. The value of performance units was calculated using the $23.30 price and using the “Target” payout level and reflects the grant date fair value for GAAP purposes. The assumptions used in calculating the assumed payout of performance units is discussed in footnote 3 to the Summary Compensation Table.

The 2009 awards of performance units and restricted units were issued under our Long-Term Incentive Plan. The material terms of these awards are described below:
2009 Performance Units
Under the terms of the performance units granted to Messrs. Clifton and Blair in 2009, each employee may earn from 50% to 150% of the performance units, based on the total increase in our cash distributions on our common units. The performance period for the awards began on January 1, 2009 and ends on December 31, 2011. Following the completion of the performance period, Messrs. Clifton and Blair shall be entitled to a payment of a number of common units equal to the result of multiplying their respective original grant amounts by the performance percentage set forth below:

3-Year Total Increase in Cash	Performance Percentage (%) to
Distributions Per Common Unit	be Multiplied by Performance
above $9.18**	Units
$0.00	50%
$0.658	100%
$1.346 or more	150%

**	$9.18 represents a 3-year cumulative distribution of $3.06 per annum, $3.06 being the annual distribution rate in effect at the start of the performance period.
In order to receive 100% of the units subject to this award, the cash distributions per unit declared and paid in the three years ended December 31, 2011 must total $9.84 per unit. In order to receive 150%, the distributions per unit declared and paid for the three years ended December 31, 2011 must total $10.53 per unit. The percentages are interpolated between points.
In the event that the employment of either Mr. Clifton or Mr. Blair terminates prior to January 1, 2012, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, the employee will forfeit his award. In the event of the involuntary termination, death or total and permanent disability of either Mr. Clifton or Mr. Blair, as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the applicable employee shall forfeit a number of units equal to the percentage that the number of full months following the date of involuntary separation, death, disability or retirement to the end of the performance period bears to 36. Any remaining units that are not vested will become vested based upon the performance actually achieved by us as of the end of the specified performance period. In its sole discretion, the Committee may make a payment assuming a performance percentage of up to 150% instead of the prorated number. As shown in the table above, the amount shown in column (f) reflects the minimum payment amount of 50%, the amount shown in column (g) reflects the target amount of 100% and the amount shown in column (h) reflects the maximum payment level of 150%.
Prior to vesting, distributions are paid on each performance unit at the same rate as distributions paid on our common units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change in Control.” Additional information regarding the performance unit awards can be found above under “Compensation Discussion and Analysis — Long-Term Incentive Equity Compensation — Performance Units.”
2009 Restricted Units
Under the terms of the restricted units granted in 2009, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Cumulative Amount of
Vesting Date	Restricted Units Vested
After December 31, 2009	1/3
After December 31, 2010	2/3
After December 31, 2011	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2011 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Each listed employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Annual Incentive Cash Bonus Compensation
The cash bonuses that are available to our Named Executive Officers under the Annual Incentive Plan are based upon pre-set percentages of salary, achieved by reaching certain performance levels. A description of the pre-established performance criteria utilized in 2009 can be found above in the CD&A under the section titled “Annual Incentive Cash Bonus Compensation.” The following chart reflects the target percentages that were set for Messrs. Blair and Cunningham for 2009 (Messrs. Clifton and Shaw do not receive cash bonuses under our Annual Incentive Plan).

	Actual		Target
Name and	Distributable		Incentive
Principal	Cash Flow vs.	Individual	Compensation
Position	Budget	Performance	(1)
David G. Blair, Senior Vice President	35%	15%	50%
Mark T. Cunningham, Vice President — Operations	12%	18%	30%

(1)
Pursuant to our Annual Incentive Plan, the percentages in the first two columns for each individual are added together and then multiplied by the base salary for each individual. The target and maximum awards are reflected above in the chart in the “2009 Grants of Plan Based Awards” section. Neither of the listed employees received the maximum awards. When the Committee established the 2009 performance criteria, the Committee determined that it could award a total of up to 200% of the total target bonus based on performance in excess of the targets. The Committee awarded Mr. Blair $210,000 and the Committee concurred with management’s recommendation to award Mr. Cunningham $85,000 in recognition of the achievement of their performance targets and their impact on our improved financial results in 2009 and their efforts toward the several asset acquisitions we closed during 2009. Potential maximum payments under the Annual Incentive Plan are 200% of the total target bonus.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth, for each of our Named Executive Officers, information regarding restricted and performance units that were held as of December 31, 2009, including awards that were granted prior to 2009:

Equity Awards(1)(2)
			Equity		Equity
			Incentive		Incentive Plan
			Plan Awards:		Awards: Market
			Number of		or Payout
			Unearned		Value of
	Number	Market	Units, Units		Unearned
	of Units	Value of	or Other		Units, Units or
	That	Units That	Rights That		Other Rights
	Have Not	Have Not	Have Not		That Have Not
Name	Vested	Vested	Vested(3)		Vested
Matthew P. Clifton	n/a	n/a	68,879	(4)	$2,744,140
Bruce R. Shaw	6,599	$262,904	n/a		n/a
David G. Blair	10,213	$406,886	20,276	(5)	$807,796
Mark T. Cunningham	4,489	$178,842	n/a		n/a

(1)	The values are based upon the closing market price of $39.84 on December 31, 2009.

(2)	All awards are more particularly described in the text that immediately follows this chart.

(3)	Unless otherwise specified, for purposes of this disclosure only, all performance units have been calculated assuming the maximum 150% threshold is reached.

(4)
These 68,879 units include (a) 7,802 unvested restricted units which will vest at 100% only after a performance standard is achieved and (b) 40,718 performance units which were multiplied by 1.5 because these performance units are subject to a maximum threshold of 150%.

(5)	These 20,276 units reflect 13,517 performance units which were multiplied by 1.5 because these performance units are subject to a maximum of 150%.
The following chart sets forth by grant date the number of restricted and performance units awarded to our Named Executive Officers that remained outstanding as of December 31, 2009 and that are reflected in the immediately preceding chart:

	2005	2005	2007	2007	2008	2008	2009	2009
	Restricted	Performance	Restricted	Performance	Restricted	Performance	Restricted	Performance
	Units	Units	Units	Units	Units	Units	Units	Units
Name	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Matthew P. Clifton	0	7,802	0	8,736	0	10,522	0	21,460
Bruce R. Shaw	0	0	0	0	3,272	0	3,327	0
David G. Blair	0	0	1,017	3,049	2,543	3,815	6,653	6,653
Mark T. Cunningham	70	0	183	0	1,231	0	3,005	0

(1)	Under the terms of the February 2005 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Cumulative Amount of
Vesting Date	Restricted Units Vested
After December 31, 2007	1/3
After December 31, 2008	2/3
After December 31, 2009	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion or retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2009 bears to 60. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. The employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change in Control.”

(2)
Mr. Clifton received an award of 7,802 restricted HEP units with a performance standard in February 2005. Except in the case of early termination, after December 31, 2007, the performance units become vested in accordance with the following schedule:

Vesting Trigger:
Attainment of Quarterly Adjusted Net	Cumulative Amount of
Income Per Diluted Unit of at Least $0.56	Performance Units Vested
For any quarter between October 1, 2007 and December 31, 2010	1/3
For any quarter between October 1, 2008 and December 31, 2010	2/3
For any quarter between October 1, 2009 and December 31, 2010	All
All units may vest as late as December 31, 2010, but the indicated number of units may vest sooner if the required adjusted net income per diluted unit is obtained sooner. None of the units have vested as of the date hereof. In addition, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, if Mr. Clifton’s employment is terminated prior to one of the vesting dates, all then unvested units will be forfeited.
In the event of Mr. Clifton’s involuntary termination, death, total and permanent disability as determined by the Committee in its sole discretion or retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, Mr. Clifton shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of involuntary termination, death, disability or retirement and ending on December 31, 2009 bears to 60. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Mr. Clifton is a unitholder with respect to all of the units and has the right to receive all distributions paid with respect to such units. The termination and change-in-control provisions of this award are described below in the section titled “Potential Payments upon Termination or Change in Control.”

(3)	Under the terms of the February 2007 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Cumulative Amount of
Vesting Date	Restricted Units Vested
After December 31, 2007	1/3
After December 31, 2008	2/3
After December 31, 2009	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2009 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Each listed employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change in Control.”

(4)
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

Performance
Percentage (%)
3-Year Total Increase in Cash	to be Multiplied
Distributions Per Common Unit	by Performance
above $8.10**	Units
$0.00 or less	50%
$0.328	75%
$0.665	100%
$1.011	125%
$1.367 or more	150%

**	$8.10 represents a 3-year cumulative distribution of $2.70 per annum, $2.70 being the annual distribution rate in effect at the start of the performance period.
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
In the event of the involuntary termination, death or total and permanent disability of either Mr. Clifton or Mr. Blair, as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the applicable employee shall forfeit a number of units equal to the percentage that the number of full months following the date of involuntary separation, death, disability or retirement to the end of the performance period bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may make a payment assuming a performance percentage of up to 150% instead of the prorated number. Prior to vesting, distributions are paid on each performance unit at the same rate as distributions paid on our common units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change in Control.”

(5)	Under the terms of the March 2008 restricted unit grants, except in the case of early termination, the restricted units become vested in accordance with the following schedule:

Cumulative Amount of
Vesting Date	Restricted Units Vested
After December 31, 2008	1/3
After December 31, 2009	2/3
After December 31, 2010	All
Other than due to a defined change-in-control event, death, disability or retirement, if an employee’s employment is terminated prior to one of the vesting dates specified above, all unvested restricted units will be forfeited. In the event of the employee’s death, total and permanent disability as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the employee shall forfeit a number of units equal to (i) the total number of units initially subject to the award times (ii) the percentage that the period of full months beginning on the first calendar month following the date of death, disability or retirement and ending on December 31, 2010 bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may decide to vest all of the units in lieu of the prorated number. Each listed employee is a unitholder with respect to all of the restricted units and has the right to receive all distributions paid with respect to such restricted units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change in Control.”

(6)
Mr. Clifton and Mr. Blair received awards of 10,522 and 3,815 performance units, respectively, in March 2008. Under the terms of the grant, the employees may earn from 50% to 150% of the performance units, based on the total increase in our cash distributions on our common units. The performance period for the award began on January 1, 2008 and ends on December 31, 2010. Following the completion of the performance period, the employees shall be entitled to payment of a number of common units equal to the result of multiplying the original grant amounts by the performance percentage set forth below:

Performance
Percentage (%)
3-Year Total Increase in Cash	to be Multiplied
Distributions Per Common Unit	by Performance
above $8.70**	Units
$0.00 or less	50%
$0.308	75%
$0.623	100%
$0.946	125%
$1.276 or more	150%

**	$8.70 represents a 3-year cumulative distribution of $2.90 per annum, $2.90 being the annual distribution rate in effect at the start of the performance period.

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
In the event that the employment of either Mr. Clifton or Mr. Blair terminates prior to January 1, 2011, other than due to a defined change-in-control event, involuntary termination, death, disability or retirement, the applicable employee will forfeit his award. In the event of the involuntary termination, death or total and permanent disability of either Mr. Clifton or Mr. Blair, as determined by the Committee in its sole discretion, or upon either of the employee’s retirement after attaining age 62 or an earlier retirement age approved by the Committee in its sole discretion, the applicable employee shall forfeit a number of units equal to the percentage that the number of full months following the date of involuntary separation, death, disability or retirement to the end of the performance period bears to 36. Any remaining units that are not vested will become vested. In its sole discretion, the Committee may make a payment assuming a performance percentage of up to 150% instead of the prorated number. Prior to vesting, distributions are paid on each performance unit at the same rate as distributions paid on our common units. The termination and change-in-control provisions of this award are described below under the section titled “Potential Payments upon Termination or Change in Control.”

(7)
The vesting dates for the restricted units granted in March 2009 are described in the narrative disclosures in the section titled “2009 Grants of Plan-Based Awards” under the heading “Restricted Units.”

(8)
Messrs. Clifton and Blair received an award of performance units in March 2009. The vesting dates for this award are described in the narrative disclosures in the section titled “2009 Grants of Plan-Based Awards” under the heading “Performance Units.”

2009 Unit Awards Vested
The following table presents unit awards vested for our Named Executive Officers during 2009:

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
Named Executive Officer	Vesting	Vesting (5)
Matthew P. Clifton (1)	10,801	$311,069
Bruce R. Shaw (2)	1,636	$34,929
David G. Blair (3)	2,288	$48,849
Mark T. Cunningham (4)	1,008	$21,521

(1)
These 10,801 units became payable to Mr. Clifton on January 27, 2009 upon the Compensation Committee’s determination that the performance percentage applicable to 8,438 performance units granted to Mr. Clifton in February 2006 was 128%.

(2)	The following restricted units previously granted to Mr. Shaw vested on January 1, 2009: (a) 636 restricted units granted in March 2008 and (b) 1,000 restricted units granted in April 2008.

(3)	The following restricted units previously granted to Mr. Blair vested on January 1, 2009: (a) 1,016 restricted units granted in February, 2007 and (b) 1,272 restricted units granted in March 2008.

(4)
The following restricted units previously granted to Mr. Cunningham vested on January 1, 2009: (a) 69 restricted units granted in February 2005; (b) 141 restricted units granted in February 2006; (c) 183 restricted units granted in February 2007; and (d) 615 restricted units granted in March 2008.

(5)
Calculated as the aggregate market value of the shares as of the respective vesting dates, based on the closing price of our common units on December 31, 2008, which was $21.35 and on January 27, 2009, which was $28.80.

Pension Benefits Table
Our Named Executive Officers participate in Holly’s Retirement Plan, which generally provides a defined benefit to participants following their retirement. The table below sets forth an estimate of the retirement benefits payable to Messrs. Blair and Cunningham at normal retirement age under Holly’s Retirement Plan. Messrs. Clifton and Shaw also participate in Holly’s Retirement Plan; however, since we do not reimburse HLS for their pension benefits, which are instead paid for by Holly, we have not provided any disclosure with respect to their potential retirement benefits. The costs of the pension benefits for Messrs. Blair and Cunningham are reimbursed on a current basis.

Pension Benefits
		Number of Years	Present Value of	Payments During
Name(1)	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Matthew P. Clifton	n/a	n/a	n/a	n/a
Bruce R. Shaw	n/a	n/a	n/a	n/a
David G. Blair	Retirement Plan	28.8	$610,314	$0
Mark T. Cunningham(2)	Retirement Plan	5.5	$73,665	$0

(1)	We do not reimburse HLS for the cost of pension benefits for Mr. Clifton or Mr. Shaw. Their retirement benefits are paid for by Holly.

(2)	Mr. Cunningham is not eligible to commence his benefits as of December 31, 2009.
Since Mr. Blair is over age 50 and has more than 10 years of service, he is eligible for early retirement in the Holly Retirement Plan on December 31, 2009. His early retirement benefit payable beginning January 1, 2010 is estimated to be $4,293 per month payable for his lifetime or $789,765 payable as a lump sum.
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

Discount Rate	6.2%

Mortality Table	RP2000 White Collar Projected to 2020 (50% male/ 50% female)
The amount of benefits accrued under the Retirement Plan is based upon a participant’s compensation, age and length of service. The compensation taken into account under the Retirement Plan is a participant’s average monthly compensation, which is based on an individual’s base salary or base pay and any quarterly bonuses during the highest consecutive 36-month period of employment. No quarterly bonuses were provided to executives in 2009, but quarterly bonuses were paid to some non-executive union employees.

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
Benefits up to limits set by the Code are funded by Holly’s contributions to the Retirement Plan, with the amounts determined on an actuarial basis. In 2009, the Code limited benefits that could be covered by the Retirement Plan’s assets to $195,000 per year (subject to increases for future years based on price level changes) and limited the compensation that could be taken into account in computing such benefits to $245,000 per year (subject to certain upward adjustments for future years).
The Retirement Plan was amended and restated in December 2009. This restatement included the following material changes:
•
Participants in the cash balance feature of the Retirement Plan were allowed to make a one-time irrevocable election to freeze their benefit accruals under the Retirement Plan and elect to participate in the automatic contribution feature under the defined contribution plan effective as of January 1, 2010, and participation under the cash balance feature was frozen to new employees.

The restatement also reflected amendments to comply with changes in the law intended to maintain the continued tax-qualified status of the Retirement Plan.
Nonqualified Deferred Compensation Table
Our Named Executive Officers do not participate in any nonqualified deferred compensation plans.
Potential Payments Upon Termination or Change in Control
There are no employment agreements currently in effect between us and any Named Executive Officer, and the Named Executive Officers are not covered under any general severance plan of Holly, HLS or HEP. Holly has entered into Change in Control Agreements with Mr. Blair and Mr. Cunningham. The expenses associated with the Change in Control Agreements are borne by Holly and are not reimbursable by us. Holly has also entered into similar agreements with Mr. Clifton and Mr. Shaw, the costs of which are also borne by Holly. Because Mr. Clifton and Mr. Shaw do not perform services solely on behalf of HEP, a quantification of their potential benefits under the Change in Control Agreement is not provided below but will be disclosed in Holly’s annual proxy statement.

The Change in Control Agreements are subject to an initial three year term, with an automatic one year extension on the second anniversary of the effective date (and on each anniversary date thereafter) unless a cancellation notice is given 60 days prior to the second anniversary of the effective date (or any anniversary date thereafter, as applicable). The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of Holly, HLS or HEP (1) the executive is terminated without “Cause,” leaves voluntarily for “Good Reason,” or is terminated as a condition of the occurrence of the transaction constituting the “Change in Control,” and (2) the executive is not offered employment with Holly or its related entities on substantially the same terms as his previous employment with HLS within 30 days after the termination, then the executive will receive the following cash severance amounts paid by Holly as outlined in the table below: (i) a cash payment, paid within 10 days following the executive’s termination, equal to his accrued and unpaid salary, unreimbursed expenses and accrued vacation pay, and (ii) a lump sum amount, paid within 15 days following the executive’s termination, equal to a multiple specified in the table below for such executive times (A) his annual base salary as of his date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (B) his annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. In addition, the executive (and his dependents, as applicable) will receive a continuation of their medical and dental benefits for the number of years indicated in the table below for such executive.

	Cash
	Severance	Years for Continuation of
Named Executive Officer	Multiple	Medical and Dental Benefits
David G. Blair	2 times	2
Mark T. Cunningham	1 times	1
For purposes of the Change in Control Agreements, the following terms have been given the meanings set forth below:
(a)
“Cause” means an executive’s (i) engagement in any act of willful gross negligence or willful misconduct on a matter that is not inconsequential, as reasonably determined by Holly’s board of directors in good faith, or (ii) conviction of a felony.

(b)
“Change in Control” means, subject to certain specific exceptions set forth in the Change in Control Agreements: (i) a person or group of persons (other than Holly, HLS, HEP, or any employee benefit plan of any of the three entities or its affiliates) becomes the beneficial owner of more than 50% of the combined voting power of the then outstanding securities of Holly, HLS or HEP or of the then outstanding common stock or membership interests, as applicable, of Holly or HLS, (ii) a majority of the members of Holly’s board of directors is replaced during a 12 month period by directors who were not endorsed by a majority of the board members prior to their appointment, (iii) the consummation of a merger of consolidation of Holly, HLS, HEP or any subsidiary of any of the foregoing other than (A) a merger or consolidation resulting in the voting securities of Holly, HLS, or HEP, as applicable, outstanding immediately prior to the transaction continuing to represent at least 50% of the combined voting power of the voting securities of Holly, HLS, HEP or the surviving entity, as applicable, outstanding immediately after the transaction, or (B) a merger of consolidation effected to implement a recapitalization of Holly, HLS, or HEP in which no person or group becomes the beneficial owner of securities of Holly, HLS, or HEP representing more than 50% of the combined voting power of the then outstanding securities of Holly, HLS or HEP, or (iv) the stockholders or unit holders, as applicable, of Holly or HEP approve a plan of complete liquidation or dissolution of Holly or HEP or an agreement for the sale or disposition of all or substantially all of the assets of Holly or HEP.

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

All payments and benefits due under the Change in Control Agreements will be conditioned on the execution and non-revocation by the executive of a release of claims for the benefit of Holly, HLS and HEP and their related entities and agents. The Change in Control Agreements also contain confidentiality provisions pursuant to which each executive agrees not to disclose or otherwise use the confidential information of Holly, HLS or HEP. Violation of the confidentiality provisions entitles Holly, HLS or HEP to complete relief, including injunctive relief. Further, in the event of a breach of the confidentiality covenants, the executive could be terminated for Cause (provided the breach constituted willful gross negligence or misconduct on the executive’s part that is not inconsequential). The agreements do not prohibit the waiver of a breach of these covenants.

If amounts payable to an executive under a Change in Control Agreement (together with any other amounts that are payable by Holly, HLS or HEP as a result of a change in ownership or control) (collectively, the “Payments”) exceed the amount allowed under section 280G of the Code for such executive by 10% or more, Holly will pay the executive a tax gross up (a “Gross Up”) in an amount necessary to allow the executive to retain (after all regular income and Code Section 280G taxes) a net amount equal to the total present value of the Payments on the date they are to be paid (after all regular income taxes but without reduction for Code Section 280G taxes). Conversely, the Payments will be reduced if they exceed the Code Section 280G limit for the executive by less than 10% (a “Cut Back”).
In addition, under the terms of the long-term incentive equity awards described above, if, in the event of a “Change in Control”, either sixty (60) days prior to the “Change in Control” event or following such event, (i) a Named Executive Officer’s employment is terminated, other than for “cause,” or (ii) he resigns within ninety (90) days following an “Adverse Change,” then all restrictions on the award will lapse, the units will become vested and the vested units will be delivered to the Named Executive Officer as soon as practicable, though in accordance with any potential delay in payments required by Section 409A of the Code to avoid excess taxes or interest. For the 2007, 2008 and 2009 long-term incentive equity awards, the performance units will vest at 150% in the event of a Change in Control.
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

(c)
“Change in Control” means, subject to certain specific exceptions set forth in the long-term equity incentive awards: (i) a person or group of persons becomes the beneficial owner of more than 40% of the combined voting power of the then outstanding securities of Holly, HLS, HEP or HEP Logistics Holdings, L.P. (“HLH”), (ii) a majority of the members of Holly’s board of directors is replaced by directors who were not endorsed by two-thirds of the board members prior to their appointment, (iii) the consummation of a merger or consolidation of Holly, HLS, HEP or any subsidiary of any of the foregoing other than (A) a merger or consolidation resulting in the voting securities of Holly, HLS, HLH or HEP, as applicable, outstanding immediately prior to the transaction continuing to represent at least 60% of the combined voting power of the voting securities of Holly, HLS, HLH, HEP or the surviving entity, as applicable, outstanding immediately after the transaction, or (B) a merger of consolidation effected to implement a recapitalization of Holly, HLS, HLH or HEP in which no person or group becomes the beneficial owner of securities of Holly, HLS, HLH or HEP representing more than 40% of the combined voting power of the then outstanding securities of Holly, HLS, HLH or HEP, or (iv) the stockholders or unit holders, as applicable, of Holly, HLS, HLH or HEP approve a plan of complete liquidation or dissolution of Holly, HLS, HLH or HEP or an agreement for the sale or disposition of all or substantially all of the assets of Holly, HLS, HLH or HEP.

The following table reflects the estimated payments due pursuant to the Change in Control Agreements and the accelerated vesting of equity awards of each Named Executive Officer as of December 31, 2009, assuming, as applicable, that a Change in Control occurred (under both the Change in Control Agreements and the equity awards) and such executives were terminated effective December 31, 2009. For these purposes, our common unit price was assumed to be $39.84, which is the closing price on December 31, 2009. The amounts below have been calculated using numerous assumptions that we believe are reasonable, such as all reimbursable expenses were current as of December 31, 2009. Accrued vacation is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2009 year was taken prior to December 31, 2009. Employees accrue vacation in 2009 for use in 2010, so we included the value of the 2010 accrued but unused vacation. However, any actual payments that may be made pursuant to the agreements described above are dependent on various factors, which may or may not exist at the time a Change in Control actually occurs and the Named Executive Officer is actually terminated. Therefore, such amounts and disclosures should be considered “forward looking statements.”

		Value of
	Cash	Welfare	Accelerated Vesting
	Payments(1)	Benefits(2)	of Equity Awards		Total(3)
Matthew P. Clifton	n/a	n/a	$2,744,140	(4)	$2,744,140
Bruce R. Shaw	n/a	n/a	$262,904	(5)	$262,904
David G. Blair	$1,022,990	$22,800	$1,214,682	(6)	$2,260,472
Mark T. Cunningham	$286,498	$11,400	$178,842	(5)	$476,740

(1)
Represents cash payments equal to (a) accrued vacation ($36,000 for Mr. Blair and $14,031 for Mr. Cunningham), plus (b) the executive’s base salary as of December 31, 2009 and the average of the annual cash bonus paid for 2006, 2007 and 2008 times the multiplier identified above. The total for Mr. Blair was calculated by multiplying two (2) times the sum of his base salary ($275,828) and average bonus ($217,667). The total for Mr. Cunningham was calculated by multiplying one (1) times the sum of his base salary ($182,400) and average bonus ($90,067).

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

(3)	These payments are subject to any potential Gross Up or Cut Back.

(4)
Mr. Clifton held 7,802 unvested restricted units on December 31, 2009. Vesting of these restricted units is at 100% and is contingent upon the satisfaction of a performance standard, and the performance standard has not been satisfied to date. See “Outstanding Equity Awards at Fiscal Year End.” Mr. Clifton also held 40,718 performance units on December 31, 2009. The amount in the table was reached by multiplying his 7,802 restricted units by the closing price of HEP units on December 31, 2009 of $39.84, to equal $310,832. Because Mr. Clifton is eligible to receive 150% of the performance units under the terms of the long-term incentive plan, his 40,718 performance units were first multiplied by 1.5, and then again by $39.84, to equal $2,433,308. These two amounts, $310,832 and $2,433,308, were added together to reach the total amount of $2,744,140 that is disclosed in the table above.

(5)
Based upon a payment of 100% of the HEP restricted units as provided for under the terms of the long-term incentive equity agreements governing the awards of the units and based upon the closing price of HEP units on December 31, 2009 of $39.84.

(6)
Mr. Blair held 10,213 shares of restricted units, and 13,517 performance units on December 31, 2009. The amount in the table was reached by multiplying his 10,213 shares of restricted units by $39.84, to equal $406,886. Because Mr. Blair is eligible to receive 150% of the performance units under the terms of the long-term incentive plan, his 13,517 performance units were first multiplied by 1.5, and then again by $39.84, to equal $807,796. These two amounts, $406,886 and $807,796, were added together to reach the total amount of $1,214,682 that is disclosed in the table above.

Guidelines for Unit Ownership for Outside Directors
Pursuant to the unit ownership guidelines approved by the Board in 2009, each director is expected to maintain an ownership level of Common Units with a market value of $125,000. To the extent a director does not meet these guidelines he will be expected to retain 25% of the units received upon settlement of restricted units awarded to him, until such time as the unit ownership requirement is met. Currently all of our directors have satisfied the unit ownership guidelines.
Guidelines for Unit Ownership for Executives
Under our unit ownership guidelines approved by the Board in 2009, each Named Executive Officer is expected to retain twenty-five percent of the after-tax units received from restricted unit and performance unit awards made in 2006 and subsequent years until his ownership equals the following levels:

Executive	Value of Units

Matthew P. Clifton	$500,000
David G. Blair	$250,000
Bruce R. Shaw	$250,000
Units owned from any source count toward meeting the guideline, but units relating to unexercised unit options, if any, and unvested restricted units and/or performance units do not count. Currently all of our Named Executive Officers have satisfied the stock ownership guidelines.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth as of February 12, 2010 the beneficial ownership of units of HEP held by beneficial owners of 5% or more of the units, by directors of HLS, the general partner of our general partner, by each executive officer and by all directors and executive officers of HLS as a group. HEP Logistics Holdings, L.P. is an indirect, wholly-owned subsidiary of Holly Corporation. Unless otherwise indicated, the address for each unitholder shall be c/o Holly Energy Partners, L.P., 100 Crescent Court, Suite 1600, Dallas, Texas 75201-6915.

				Percentage
		Percentage		of	Percentage
	Common	of Common	Subordinated	Subordinated	of Total
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

HEP Logistics Holdings, L.P. (1)	7,290,000	34.5	—	—	34.4
Goldman, Sachs Group, Inc. (2)	2,049,309	9.7	—	—	9.1
Sinclair Tulsa Refining Company (3)	1,178,234	5.6	—	—	5.2
Alon USA	—	—	937,500	100.0	4.2
Kayne Anderson Capital Advisors, L.P. (4)	1,364,178	6.5	—	—	6.1
Tortoise Capital Advisors LLC (5)	1,169,759	5.5	—	—	5.2
Matthew P. Clifton (6)	77,467	*	—	—	*
Bruce R. Shaw (6)	7,687	*	—	—	*
David G. Blair (6)	16,865	*	—	—	*
Mark T. Cunningham (6)(7)	7,177	*	—	—	*
P. Dean Ridenour (6)	29,490	*	—	—	*
Charles M. Darling, IV (6)	18,506	*	—	—	*
William J. Gray (6)	10,105	*	—	—	*
Jerry W. Pinkerton (6)	7,306	*	—	—	*
William P. Stengel (6)(8)	7,806	*	—	—	*
All directors and executive officers as group (10 persons) (6)	185,843	*	—	—	*

*	Less than 1%

(1)
HEP Logistics Holdings, L.P., directly holds 7,070,000 common units. Holly Corporation is the ultimate parent company of HEP Logistics Holdings, L.P., and may, therefore, be deemed to beneficially own the units held by HEP Logistics Holdings, L.P. Additionally, 7,220,000 of the common units listed in the entry for HEP Logistics Holdings, L.P. are held by Holly Corporation or affiliates of Holly Corporation under common control with HEP Logistics Holdings, L.P. Holly Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The percentage of total units beneficially owned includes a 2% general partner interest held by HEP Logistics Holdings, L.P.

(2)
The Goldman Sachs Group, Inc. has filed with the SEC a Schedule 13G, dated February 12, 2010. The Goldman Sachs Group, Inc. has sole voting power and sole dispositive power with respect to zero units, shared voting power with respect to 4,408 units and shared dispositive power with respect to 2,049,309 units. The address of The Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(3)
Sinclair Tulsa Refining Company has filed with the SEC a Schedule 13G, dated December 1, 2009. Based on this Schedule 13G, Sinclair Tulsa Refining Company has sole voting power and sole dispositive power with respect to zero units and shared voting and dispositive power with respect to 1,373,609 units. The address of Sinclair Tulsa Refining Company is 550 East South Temple, Salt Lake City, Utah 84130. Based on information available to us as of February 5, 2010, we believe that Sinclair Tulsa Refining Company currently has dispositive power with respect to 1,178,234 units.

(4)
Kayne Anderson Capital Advisors, L.P. has filed with the SEC a Schedule 13G, dated February 10, 2010. Based on this Schedule 13G, Kayne Anderson Capital Advisors, L.P. has sole voting power and sole dispositive power with respect to zero units, and shared voting power and shared dispositive power with respect to 1,364,178 units. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)
Tortoise Capital Advisors LLC has filed with the SEC a Schedule 13G, dated February 11, 2010. Based on this Schedule 13G, Tortoise Capital Advisors LLC has sole voting power and sole dispositive power with respect to zero units, shared voting power with respect to 1,065,439 units and shared dispositive power with respect to 1,169,759 units. The address of Tortoise Capital Advisors LLC is 11550 Ash St., Suite 300, Leawood, KS 66211.

(6)
The number of units beneficially owned includes restricted common units granted as follows: 1,372 units each to Mr. Darling, Mr. Gray, Mr. Pinkerton, Mr. Ridenour and Mr. Stengel, 7,802 units to Mr. Clifton, 5,707 units to Mr. Blair, 3,854 units to Mr. Shaw, and 2,619 units to Mr. Cunningham, for a combined total of 26,842 units.

(7)
Previously, Mr. Cunningham was not an executive officer and was not required to file reports under Section 16 of the Securities Exchange Act of 1934, nor did he have significant policy-making responsibilities with us, but he was the next highest compensated officer. In an effort to provide complete disclosure, we began providing information on Mr. Cunningham in the Annual Report on Form 10-K for the fiscal year ending December 31, 2007. However, effective January 27, 2010, Mr. Cunningham has been designated an executive officer.

(8)	This number includes 500 common units owned by Mr. Stengel’s spouse. Mr. Stengel disclaims beneficial ownership as to the common units owned by his spouse.
Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2009:

	Number of		Number of securities
	Securities to be		remaining available for
	issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	203,684

Total	—		203,684

For more information about our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to Item 11, “Executive and Director Compensation — Long-Term Incentive Plans”.

Item 13.	Certain Relationships, Related Transactions and Director Independence
Our general partner and its affiliates own 7,290,000 of our common units representing a 32% limited partner interest in us. In addition, the general partner owns a 2% general partner interest in us. Transactions with the general partner are discussed below.
Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them in February 2005.
Transactions with our general partner and Alon are discussed later in this section.

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
Operational stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions 98% to the unitholders, including our general partner and its affiliates as the holders of an aggregate of 7,290,000 of the common units and 2% to the general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates	We pay Holly or its affiliates an administrative fee, currently $2.3 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from Holly or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HLS who provide services to us. Please read “Omnibus Agreement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
OMNIBUS AGREEMENT
On December 1, 2009, we entered into the Third Restated Omnibus Agreement with Holly and our general partner that addresses the following matters:
•	our obligation to pay Holly an annual administrative fee, currently in the amount of $2.3 million, for the provision by Holly of certain general and administrative services;

•
Holly’s and its affiliates’ agreement not to compete with us under certain circumstances and our right to notice of, and right of first offer to purchase, certain logistics assets constructed by Holly and acquired as part of an acquisition by Holly of refining assets;

•	an indemnity by Holly for certain potential environmental liabilities;

•	our obligation to indemnify Holly for environmental liabilities related to our assets existing on the date of our initial public offering to the extent Holly is not required to indemnify us; and

•	Holly’s right of first refusal to purchase our assets that serve Holly’s refineries.

Payment of general and administrative services fee
Under the Third Restated Omnibus Agreement we pay Holly an annual administrative fee, currently in the amount of $2.3 million, for the provision of various general and administrative services for our benefit. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
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
Noncompetition
Holly and its affiliates have agreed, for so long as Holly controls our general partner, not to engage in, whether by acquisition or otherwise, the business of operating crude oil pipelines or terminals, refined product pipelines or terminals, intermediate pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. This restriction will not apply to:
•	any business operated by Holly or any of its affiliates at the time of the closing of our initial public offering;

•	any business conducted by Holly with the approval of our general partner;

•	any business or asset that Holly or any of its affiliates acquires or constructs that has a fair market value or construction cost of less than $5 million; and

•
any business or asset that Holly or any of its affiliates acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

The limitations on the ability of Holly and its affiliates to compete with us will terminate if Holly ceases to control our general partner.
Indemnification
Under the Third Restated Omnibus Agreement, Holly agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The transfers that are covered by the agreement include the refined product pipelines, terminals and tanks transferred by Holly’s subsidiaries in connection with our initial public offering in July 2004, the intermediate pipelines acquired in July 2005, and the Crude Pipelines and Tankage Assets acquired in 2008. The Third Restated Omnibus Agreement provides environmental indemnification of up to $15 million for the assets transferred to us, other than the Crude Pipelines and Tankage Assets, plus an additional $2.5 million for the intermediate pipelines acquired in July 2005. Except as described below, Holly’s indemnification obligations described above will remain in effect for an asset for ten years following the date it is transferred to us. The Third Restated Omnibus Agreement also provides an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the Crude Pipelines and Tankage Assets. Holly’s indemnification obligations described above do not apply to our 2009 acquisitions consisting of (i) the Tulsa loading racks acquired from Holly, (ii) the 16-inch intermediate pipeline, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, or (v) the logistics and storage assets acquired from Sinclair.

Under provisions of the Holly ETA and Holly PTTA, Holly agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of the Tulsa loading racks acquired from Holly in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009. Additionally, Holly agreed to indemnify us for any liabilities arising from Holly’s operation of the loading racks under the Holly ETA.
We indemnified Holly and its affiliates against environmental liabilities related to our assets that occur after the date we acquired such asset.
Right of first refusal to purchase our assets
The Third Restated Omnibus Agreement also contains the terms under which Holly has a right of first refusal to purchase our assets that serve its refineries. Before we enter into any contract to sell pipeline and terminal assets serving Holly’s refineries, we must give written notice of the terms of such proposed sale to Holly. The notice must set forth the name of the third-party purchaser, the assets to be sold, the purchase price, all details of the payment terms and all other terms and conditions of the offer. To the extent the third-party offer consists of consideration other than cash (or in addition to cash), the purchase price shall be deemed equal to the amount of any such cash plus the fair market value of such non-cash consideration, determined as set forth in the Third Restated Omnibus Agreement. Holly will then have the sole and exclusive option for a period of thirty days following receipt of the notice, to purchase the subject assets on the terms specified in the notice.
PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under several long-term pipeline and terminal, tankage and throughput agreements.
In connection with our 2009 asset acquisitions, we entered into three new 15-year transportation agreements with Holly, each expiring in 2024. We entered into the Holly PTTA whereby Holly agreed to transport, throughput and load volumes of product via our logistics and storage assets acquired from Sinclair that are located at Holly’s Tulsa Refinery. Additionally, we entered into the Holly RPA that relates to the Roadrunner Pipeline acquired from Holly in December 2009 and the Holly ETA that relates to the Tulsa loading racks acquired from Holly in August 2009.
In addition, we have the Holly PTA (expiring in 2019) that relates to the pipelines and terminals contributed to us at the time of our initial public offering in 2004, the Holly IPA (expiring in 2024) that relates to the Intermediate Pipelines acquired in 2005 and in June 2009, and the Holly CPTA (expiring in 2023) that relates to the Crude Pipelines and Tankage Assets acquired in 2008.
Under these agreements with Holly, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the PPI but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or FERC index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following our July 1, 2009 PPI rate adjustments, these agreements will result in minimum payments to us of $118.5 million for the twelve months ended June 30, 2010.
Under certain circumstances, certain of Holly’s minimum revenue commitments under these agreements may be temporarily suspended or terminated.

Holly’s obligations under these agreements will not terminate if Holly and its affiliates no longer own the general partner. These agreements may be assigned by Holly only with the consent of our conflicts committee.
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that results in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but will not decrease below the initial $20.2 million annual amount. Following the March 1, 2009 PPI adjustment, Alon’s total minimum commitment for the twelve months ending February 28, 2010 is $21.7 million. Furthermore, for the twelve months ending February 28, 2011, Alon’s minimum commitment will increase to $22.7 million as a result of the upcoming March 1, 2010 PPI adjustment.
Alon’s initial annual commitment was calculated based on 90% of Alon’s then recent usage of these pipelines and terminals taking into account an expansion of Alon’s Big Spring Refinery completed in February 2005. At revenue levels above 105% of the base revenue amount, as adjusted each year for changes in the PPI, Alon will receive an annual 50% discount on incremental revenues. Alon’s obligations under the Alon PTA may be reduced or suspended under certain circumstances.
SUMMARY OF TRANSACTIONS WITH HOLLY
•	Roadrunner / Beeson Pipelines Transaction — On December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million.
•	Tulsa Loading Racks Transaction — On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa Refinery for $17.5 million.
•	Lovington-Artesia Pipeline Transaction — On June 1, 2009, we acquired a newly constructed 16-inch intermediate pipeline from Holly for $34.2 million.
•	Crude Pipelines and Tankage Transaction — On February 29, 2008, we acquired the Crude Pipelines and Tankage Assets from Holly for $180 million.
See “2009 Acquisitions” and “2008 Acquisition” under Item 1, “Business” of this Annual Report on Form 10-K for additional information on these acquisitions from Holly.
•
Pipeline, terminal and tankage revenues received from Holly were $101.4 million, $85 million and $61 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include revenues received under our long-term transportation agreements with Holly.

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

•
Holly charged general and administrative services under the Third Restated Omnibus Agreement of $2.3 million, $2.2 million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•	We reimbursed Holly for costs of employees supporting our operations of $17 million, $13.1 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
•	Holly reimbursed us $1.7 million and $0.3 million for certain costs paid on their behalf for the years ended December 31, 2009 and 2007, respectively.

•	We paid Holly a $2.5 million finder’s fee in connection the acquisition of our 25% joint venture interest in the SLC Pipeline in the first quarter of 2009.
•
We distributed $29.5 million, $25.6 million and $22.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

SUMMARY OF TRANSACTIONS WITH ALON
•
Pipeline and terminal revenues received from Alon were $30.8 million, $11.6 million and $21.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $6.6 million, $7 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•	We distributed $2.9 million, $2.8 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, to Alon for distributions on its Class B subordinated units.
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
There are no transactions disclosed in this Item 13 entered into since January 1, 2009 that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.
See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accountant Fees and Services
The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2009 calendar year.
Fees paid to Ernst & Young LLP for 2009 and 2008 are as follows:

	2009	2008
Audit Fees (1)	$692,000	$592,300
Audit Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—

Total	$692,000	$592,300

(1)
Represents fees for professional services provided in connection with the audit of our annual financial statements and internal controls over financial reporting, review of our quarterly financial statements, and procedures performed as part of our securities filings.

(2)
Tax services are among the administrative services that Holly provides to HEP under the Omnibus Agreement. Therefore, Holly paid $12,400 and $212,200 to Ernst & Young LLP for tax services provided to HEP in the years ended December 31, 2009 and 2008, respectively. Beginning in 2009, we pay one-half of all fees related to tax services and all fees related to the preparation of our Partnership K-1’s.

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

2.2
Asset Sale and Purchase Agreement, dated October 19, 2009, between Holly Refining & Marketing — Tulsa LLC, HEP Tulsa LLC, and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K Current Report dated October 21, 2009, File No. 1-32225).

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

4.6
Third Supplemental Indenture, dated as of June 11, 2009, among Lovington-Artesia, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2009, File No. 1-32225).

4.7
Fourth Supplemental Indenture, dated as of June 29, 2009, among HEP SLC, LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2009, File No. 1-32225).

4.8
Fifth Supplemental Indenture, dated as of July 13, 2009, among HEP Tulsa LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2009, File No. 1-32225).

4.9	*
Sixth Supplemental Indenture, dated as of December 15, 2009, among Roadrunner Pipeline, L.L.C., Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association.

4.10
Registration Rights and Transfer Restriction Agreement, dated as of October 19, 2009, between Holly Energy Partners, L.P. and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated October 21, 2009, File No. 1-32225).

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

10.9
Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2008, between Holly Energy Partners — Operating, L.P., Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 27, 2008, File No. 1-32225).

10.10
Amendment No. 2 to Amended and Restated Credit Agreement, dated September 8, 2008, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries acting as guarantors, Union Bank of California, N.A., as administrative agent, issuing bank and sole lead arranger and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2008, File No. 1-32225).

10.11
Amended and Restated Pledge Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.12
Amended and Restated Guaranty Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.13
Amended and Restated Security Agreement, dated August 27, 2007, between Holly Energy Partners — Operating, L.P., certain of its subsidiaries, and Union Bank of California, N.A., as administrative agent (entered into in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.14
Form of Mortgage, Deed of Trust, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement (for purposes of granting security interests in real property in connection with the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.15	Form of Mortgage and Deed of Trust (Oklahoma) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.16	Form of Mortgage and Deed of Trust (Texas) (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

10.17
Mortgage and Deed of Trust, dated July 8, 2005, by HEP Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

10.18
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

10.20
LLC Interest Purchase Agreement, dated as of June 1, 2009, among Holly Corporation, Navajo Pipeline Co., L.P., and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated June 5, 2009, File No. 1-32225).

10.21
Amended and Restated Intermediate Pipelines Agreement, dated as of June 1, 2009, among Holly Corporation, Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners — Operating, L.P., Holly Logistic Services, L.L.C., and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated June 5, 2009, File No. 1-32225).

10.22
Mortgage, Line of Credit Mortgage and Deed of Trust, dated as of June 1, 2009, by Lovington-Artesia, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated June 5, 2009, File No. 1-32225).

10.23
Asset Purchase Agreement, dated as of August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.24
Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.25
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing — Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated August 6, 2009, File No. 1-32225).

10.26
LLC Interest Purchase Agreement, dated as of December 1, 2009, among Holly Corporation, Navajo Pipeline Co., L.P., and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.27
Asset Purchase Agreement, dated as of December 1, 2009, between Holly Corporation, Navajo Pipeline Co., L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.28
Third Amended and Restated Omnibus Agreement, dated December 1, 2009, among Holly Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.29
Pipeline Throughput Agreement, dated as of December 1, 2009, between Navajo Refining Company, L.L.C. and Holly Energy Partners — Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.30
Form of Mortgage, Line of Credit Mortgage and Deed of Trust, to be entered into by HEP Pipeline L.L.C. and Holly Energy Partners, L.P. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.31
Form of Mortgage and Deed of Trust, to be entered into by Roadrunner Pipeline, L.L.C for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.32
Form of Mortgage, Line of Credit Mortgage and Deed of Trust, to be entered into by Roadrunner Pipeline, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.33
Amended and Restated Crude Pipelines and Tankage Agreement, entered into on December 1, 2009, to be effective as of January 1, 2009, among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Refining & Marketing Company, Holly Energy Partners — Operating, L.P., HEP Pipeline, LLC, and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.34
Amended and Restated Refined Product Pipelines and Terminals Agreement, entered into on December 1, 2009, to be effective as of January 1, 2009, among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company — Woods Cross, Holly Refining & Marketing Company, Holly Energy Partners — Operating, L.P., HEP Pipeline, LLC, HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C., and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.9 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.35
Pipelines, Tankage and Loading Rack Throughput Agreement, dated as of December 1, 2009, between Holly Refining & Marketing — Tulsa, LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.36
Indemnification Proceeds and Payments Allocation Agreement, dated as of December 1, 2009, between Holly Refining & Marketing — Tulsa, LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.37
Lease and Access Agreement, dated as of December 1, 2009, between Holly Refining & Marketing — Tulsa, LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated December 7, 2009, File No. 1-32225).

10.38	+
Holly Energy Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.39	+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan effective January 1, 2005 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2005, File No. 1-32225).

10.40	+
Second Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.27 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.41	+*	Third Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan effective March 3, 2009.

10.42	+
Holly Logistic Services, L.L.C. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.43	+
First Amendment to the Holly Logistic Services, L.L.C. Annual Incentive Plan effective January 1, 2005 (incorporated by reference to Exhibit 10.26 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, File No. 1-32225).

10.44	+	Form of Director Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.45	+	Form of Employee Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 15, 2004, File No. 1-32225).

10.46	+	Form of Restricted Unit Agreement (with Performance Vesting) (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.47	+	Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated August 4, 2005, File No. 1-32225).

10.48	+	Holly Energy Partners, L.P. Employee Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 20, 2008, File No. 1-32225).

10.49	+*	Form of Performance Unit Agreement.

12.1	*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)
By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: February 16, 2010	/s/ Matthew P. Clifton
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