Form 10-K/A
period 2009-12-31
HOLLY ENERGY PARTNERS LP
filed 2010-02-22
CIK 1283140

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
The number of the registrant’s outstanding common limited partners units at February 8, 2010 was 21,141,009.
DOCUMENTS INCORPORATED BY REFERENCE: None

PURPOSE OF AMENDMENT
Holly Energy Partners, L.P. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on February 16, 2010, to correct an error on the cover page. When reporting the registrant’s outstanding common limited partners units, the date was inadvertently reported as February 8, 2009. The correct date was February 8, 2010 and the sentence should have read: The number of the registrant’s outstanding common limited partners units at February 8, 2010 was 21,141,009. The cover page on this Form 10-K/A has been corrected.
This amendment to the original Form 10-K amends and restates only the information on the cover page as stated above. Holly Energy Partners, L.P. has not updated any disclosures in this amendment to speak as of a later date than the original filing date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant) By: HEP LOGISTICS HOLDINGS, L.P. its General Partner By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner
Date: February 22, 2010	/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board of Directors and Chief Executive Officer

/s/ Bruce R, Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)