Form 10-Q
period 2010-03-31
HOLLY ENERGY PARTNERS LP
filed 2010-04-30
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at April 23, 2010 was 21,141,009.

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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2010	December 31,
	(Unaudited)	2009
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$16,609	$2,508
Accounts receivable:
Trade	4,301	4,693
Affiliates	16,155	14,074

	20,456	18,767

Prepaid and other current assets	514	739
Current assets of discontinued operations	—	2,195

Total current assets	37,579	24,209

Properties and equipment, net	432,057	398,044
Transportation agreements, net	113,699	115,436
Goodwill	49,109	49,109
Investment in SLC Pipeline	26,400	25,919
Other assets	1,845	4,128

Total assets	$660,689	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$3,361	$3,860
Affiliates	2,855	2,351

	6,216	6,211

Accrued interest	1,706	2,863
Deferred revenue	9,510	8,402
Accrued property taxes	858	1,072
Other current liabilities	1,148	1,257

Total current liabilities	19,438	19,805

Long-term debt	503,393	390,827
Other long-term liabilities	11,366	12,349

Partners’ equity:
Common unitholders (21,141,009 units issued and outstanding)	262,941	275,553
Class B subordinated unitholders (937,500 units issued and outstanding)	21,022	21,426
General partner interest (2% interest)	(146,969)	(93,974)
Accumulated other comprehensive loss	(10,502)	(9,141)

Total partners’ equity	126,492	193,864

Total liabilities and partners’ equity	$660,689	$616,845

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per unit data)
Revenues:
Affiliates	$33,597	$18,323
Third parties	7,099	11,009

	40,696	29,332

Operating costs and expenses:
Operations	13,060	10,342
Depreciation and amortization	7,210	6,016
General and administrative	2,563	1,334

	22,833	17,692

Operating income	17,863	11,640

Other income (expense):
Equity in earnings of SLC Pipeline	481	175
Interest income	3	6
Interest expense	(7,544)	(5,403)
Other expense	(7)	—
SLC Pipeline acquisition costs	—	(2,500)

	(7,067)	(7,722)

Income from continuing operations before income taxes	10,796	3,918

State income tax	(94)	(73)

Income from continuing operations	10,702	3,845

Income from discontinued operations, net of noncontrolling interest of $495	—	1,594

Net income	10,702	5,439

Less general partner interest in net income, including incentive distributions	2,646	1,293

Limited partners’ interest in net income	$8,056	$4,146

Limited partners’ per unit interest in earnings – basic and diluted:
Income from continuing operations	$0.36	$0.16
Income from discontinued operations	—	0.09

Net income	$0.36	$0.25

Weighted average limited partners’ units outstanding	22,079	16,328

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009 (1)
	(In thousands)
Cash flows from operating activities
Net income	$10,702	$5,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,210	6,256
SLC Pipeline earnings in excess of distributions	(481)	(175)
Change in fair value – interest rate swaps	1,464	216
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	495
Amortization of restricted and performance units	966	(52)
(Increase) decrease in current assets:
Accounts receivable – trade	392	923
Accounts receivable – affiliates	(2,081)	(2,336)
Prepaid and other current assets	225	242
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable – trade	(499)	(124)
Accounts payable – affiliates	504	940
Accrued interest	(1,157)	(1,923)
Deferred revenue	1,108	362
Accrued property taxes	(214)	(335)
Other current liabilities	(109)	(540)
Other, net	(1,502)	168

Net cash provided by operating activities	18,723	9,556

Cash flows from investing activities
Additions to properties and equipment	(1,911)	(10,570)
Acquisition of assets from Holly Corporation	(37,234)	—
Investment in SLC Pipeline	—	(25,500)

Net cash used for investing activities	(39,145)	(36,070)

Cash flows from financing activities
Borrowings under credit agreement	33,000	53,000
Repayments under credit agreement	(68,000)	(13,000)
Proceeds from issuance of senior notes	147,540	—
Distributions to HEP unitholders	(20,506)	(13,818)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	(55,766)	—
Purchase of units for restricted grants	(1,745)	(616)

Net cash provided by financing activities	34,523	25,566

Cash and cash equivalents
Increase (decrease) for the period	14,101	(948)
Beginning of period	2,508	5,269

End of period	$16,609	$4,321

(1)	Includes cash flows attributable to discontinued operations.
See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity
(Unaudited)

				Accumulated
		Class B	General	Other
	Common	Subordinated	Partner	Comprehensive
	Units	Units	Interest	Loss	Total
	(In thousands)

Balance December 31, 2009	$275,553	$21,426	$(93,974)	$(9,141)	$193,864

Distributions to partners	(19,751)	(755)	—	—	(20,506)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	—	(55,428)	—	(55,428)
Purchase of units for restricted grants	(1,745)	—	—	—	(1,745)
Amortization of restricted and performance units	966	—	—	—	966
Comprehensive income:
Net income	7,918	351	2,433	—	10,702
Change in fair value of cash flow hedge	—	—	—	(1,361)	(1,361)

Comprehensive income	7,918	351	2,433	(1,361)	9,341

Balance March 31, 2010	$262,941	$21,022	$(146,969)	$(10,502)	$126,492

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 34% owned by Holly Corporation and its subsidiaries (collectively “Holly”). We commenced operations on July 13, 2004 upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.
We operate in one business segment — the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.
We own and operate petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City area.
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
The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2010.
Note 2: Discontinued Operations
On December 1, 2009, we sold our 70% interest in Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, results of operations of Rio Grande are presented in discontinued operations.
In accounting for the sale, we recorded a gain of $14.5 million and a receivable of $2.2 million, representing our final distribution from Rio Grande. Our recorded net asset balance of Rio Grande at December 1, 2009, was $22.7 million, consisting of cash of $3.1 million, $29.9 million in properties and equipment, net and $10.3 million in equity, representing BP, Plc’s 30% noncontrolling interest.
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2009, net cash flows from our discontinued Rio Grande operations were $2 million.

Note 3: Acquisitions
2010 Acquisitions
Tulsa East / Lovington Storage Asset Transaction
On March 31, 2010, we acquired from Holly certain storage assets for $88.6 million consisting of hydrocarbon storage tanks having approximately 2 million barrels of storage capacity, a rail loading rack and a truck unloading rack located at Holly’s Tulsa refinery east facility.
In connection with this purchase, we amended our 15-year pipeline, tankage and loading rack throughput agreement with Holly (the “Holly PTTA”) that initially pertained to the logistics and storage assets acquired from an affiliate of Sinclair Oil Company (“Sinclair”) in December 2009. Under the amended Holly PTTA, Holly has agreed to transport, throughput and load volumes of product through our Tulsa east facility logistics and storage assets that will result in minimum annualized revenues to us of $27.2 million.
Also, as part of this same transaction, we acquired Holly’s asphalt loading rack facility located at Holly’s Navajo refinery Lovington facility for $4.4 million and entered into 15-year asphalt facility throughput agreement (the “Holly ATA”). Under the Holly ATA, Holly has agreed to throughput a minimum volume of products via our Lovington asphalt loading rack facility that will result in minimum annualized revenues to us of $0.5 million.
We are a controlled subsidiary of Holly. In accounting for these March 2010 acquisitions from Holly, we recorded total property and equipment at Holly’s cost basis of $37.2 million and the purchase price in excess of Holly’s basis in the assets of $55.8 million as a decrease to our partners’ equity.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired from Sinclair storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at its refinery located in Tulsa, Oklahoma for $79.2 million. The purchase price consisted of $25.7 million in cash, including $4.2 million in taxes and 1,373,609 of our common units having a fair value of $53.5 million. Separately, Holly, also a party to the transaction, acquired Sinclair’s Tulsa refinery.
With respect to this purchase, we recorded $30.2 million in properties and equipment, $49.1 million in goodwill and $0.2 million in other long-term liabilities. The value of the acquired assets, which does not include goodwill, is based on management’s fair value estimates using a cost approach methodology.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo refinery Lovington facility (the “Beeson Pipeline”).
Tulsa West Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa refinery west facility for $17.5 million. The racks load refined products and lube oils produced at the Tulsa refinery onto rail cars and/or tanker trucks.
Lovington-Artesia Pipeline Transaction
On June 1, 2009, we acquired from Holly a newly constructed 16-inch intermediate pipeline for $34.2 million that runs 65 miles from the Navajo refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico.

The Roadrunner and Beeson Pipelines, loading rack facilities and 16-inch intermediate pipeline discussed above were recorded at $95.1 million, representing Holly’s cost basis in the transferred assets. The $3.1 million purchase price in excess of Holly’s basis in the assets was recorded as a decrease to our partners’ equity.
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
Our debt consists of outstanding principal under our revolving credit agreement (the “Credit Agreement”), our 6.25% senior notes due 2015 (the “6.25% Senior Notes”) and our 8.25% senior notes due 2018 (the “8.25% Senior Notes”). The $171 million carrying amount of outstanding debt under our Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair values of our 6.25% Senior Notes and 8.25% Senior Notes were $175.8 million and $151.5 million, respectively, at March 31, 2010. These fair value estimates are based on market quotes provided from a third-party bank. See Note 8 for additional information on these instruments.
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

We have an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs that as of March 31, 2010 had a fair value of $10.5 million. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreement. Our measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 8 for additional information on our interest rate swap.

Note 5: Properties and Equipment

	March 31,	December 31,
	2010	2009
	(In thousands)

Pipelines and terminals (1)	$492,931	$455,075
Land and right of way	25,247	25,230
Other	13,071	12,528
Construction in progress	11,496	10,484

	542,745	503,317
Less accumulated depreciation	110,688	105,273

	$432,057	$398,044

(1)
We periodically evaluate estimated useful lives of our properties and equipment. Effective January 1, 2010, we have revised the estimated useful lives of our terminal assets to 16 to 25 years. This change in estimated useful lives resulted in a $0.7 million reduction in depreciation expense for the three months ended March 31, 2010.

We capitalized $0.1 million and $0.3 million in interest related to major construction projects during the three months ended March 31, 2010 and 2009, respectively.
Note 6: Transportation Agreements
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

•
The Holly crude pipelines and tankage agreement (the “Holly CPTA”) represents a portion of the total purchase price of certain crude pipelines and tankage assets acquired from Holly in 2008 that was allocated using a fair value based on the agreement’s expected contribution to our future earnings under an income approach. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.

The carrying amounts of our transportation agreements are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	20,465	18,728

	$113,699	$115,436

We have additional transportation agreements with Holly that relate to pipeline, terminal and tankage assets contributed to us or acquired from Holly. These transfers occurred while under common control of Holly, therefore, our basis in these assets reflect Holly’s historical cost and does not reflect a step-up in basis to fair value. These agreements have a recorded value of zero.
In addition, we have an agreement to provide transportation and storage services to Holly via our Tulsa logistics and storage assets acquired from Sinclair. Since this agreement is with Holly and not between Sinclair and us, there is no cost attributable to this agreement.

Note 7: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with Holly. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.7 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. These amounts include retirement costs of $0.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of March 31, 2010, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. We currently purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2010, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 174,857 had not yet been granted.
Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and directors who perform services for us, with vesting generally over a period of one to five years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The fair value of each restricted unit award is measured at the market price as of the date of grant and is amortized over the vesting period.
A summary of restricted unit activity and changes during the three months ended March 31, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2010 (nonvested)	53,271	$34.31
Granted	31,355	42.59
Vesting and transfer of full ownership to recipients	(34,645)	38.94

Outstanding at March 31, 2010 (nonvested)	49,981	$36.30	1 year	$2,124

The fair value of restricted units that were vested and transferred to recipients during the three months ended March 31, 2010 and 2009 were $1.3 million and $0.9 million, respectively. As of March 31, 2010, there was $0.9 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1 year.
During the three months ended March 31, 2010, we paid $1.7 million for the purchase of 40,681 of our common units in the open market for the recipients of our restricted unit grants.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted in 2010 are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. Performance units granted in 2009 and 2008 are payable based upon the growth in distributions on our common units during the requisite period, and vest over a period of three years. As of March 31, 2010, estimated share payouts for outstanding nonvested performance unit awards ranged from 110 to 120%.
We granted 16,965 performance units to certain officers in March 2010. These units will vest over a three-year performance period ending December 31, 2012 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the number of performance units issued. The fair value of these performance units is based on the grant date closing unit price of $42.59 and will apply to the number of units ultimately awarded.
A summary of performance unit activity and changes during the three months ended March 31, 2010 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2010 (nonvested)	54,771
Vesting and transfer of common units to recipients	(11,785)
Granted	16,965

Outstanding at March 31, 2010 (nonvested)	59,951

The fair value of performance units vested and transferred to recipients during the three months ended March 31, 2010 and 2009 was $0.5 million and $0.4 million, respectively. Based on the weighted average fair value at March 31, 2010 of $33.09, there was $1.3 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Note 8: Debt
Credit Agreement
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the financing of capital projects, are classified as long-term liabilities. During the three months ended March 31, 2010, we received advances totaling $33 million and repaid $68 million, resulting in the net repayment of $35 million in advances. As of March 31, 2010, we had $171 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of March 31, 2010, we had no working capital borrowings.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). At March 31, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2010, we are subject to a .30% commitment fee on the $129 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.
The Credit Agreement imposes certain requirements on us, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio and debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
Additionally, the Credit Agreement contains certain provisions whereby the lenders may accelerate payment of outstanding debt under certain circumstances.
Senior Notes
In March 2010, we issued $150 million in aggregate principal amount of 8.25% Senior Notes maturing March 15, 2018. A portion of the $147.5 million in net proceeds received was used to fund our $93 million purchase of the Tulsa and Lovington storage assets from Holly on March 31, 2010. Additionally, we used a portion to repay $42 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital, capital expenditures and possible future acquisitions.
Our 6.25% Senior Notes having an aggregate principal amount of $185 million mature March 1, 2015 and are registered with the SEC. The 6.25% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.

The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$171,000	$206,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,868)	(1,964)
Unamortized premium — dedesignated fair value hedge	1,704	1,791

	184,836	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,443)	—

	147,557	—

Total long-term debt	$503,393	$390,827

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of March 31, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $171 million Credit Agreement advance. This interest rate swap effectively converts our $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
Additional information on our interest rate swap as of March 31, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(10,502)	Accumulated other comprehensive loss	$10,502

In the first quarter of 2010, we settled two interest rate swaps. We had an interest rate swap contract that effectively converted interest expense associated with $60 million of our 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). We had an additional interest rate swap contract that effectively unwound the effects of the Variable Rate Swap, converting $60 million of the previously hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”), effectively fixing interest at a 4.75% rate. Upon settlement of the Variable Rate and Fixed Rate Swaps, we received $1.9 million and paid $3.6 million, respectively.
For the three months ended March 31, 2010 and 2009, we recognized $1.5 million and $0.2 million, respectively, in interest expense attributable to fair value adjustments to these interest rate swaps.

We have a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.7 million at March 31, 2010, is being amortized as a reduction to interest expense over the remaining term of the 6.25% Senior Notes.
Interest Expense and Other Debt Information
Interest expense consists of the following components:

	March 31,	March 31,
	2010	2009
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$2,472	$2,570
6.25% Senior Notes, net of interest on interest rate swaps	2,732	2,665
8.25% Senior Notes	722	—
Net fair value adjustments to interest rate swaps	1,464	216
Net amortization of discount and deferred debt issuance costs	194	176
Commitment fees	77	65

Total interest incurred	7,661	5,692

Less capitalized interest	117	289

Net interest expense	$7,544	$5,403

Cash paid for interest (1)	$10,587	$8,501

(1)	Net of cash received under our interest rate swap agreements of $1.9 million for the three months ended March 31, 2010 and 2009.
Note 9: Significant Customers
All revenues are domestic revenues, of which over 95% are currently generated from our two largest customers: Holly and Alon. The major concentration of our petroleum product and crude oil pipeline system’s revenues is derived from activities conducted in the southwest United States.
The following table presents the percentage of total revenues from continuing operations generated by each of these customers:

	Three Months Ended
	March 31,
	2010	2009
Holly	83%	63%
Alon	13%	32%
Note 10: Related Party Transactions
Holly and Alon Agreements
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to the pipelines and terminal assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to the intermediate pipelines acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to the crude pipelines and tankage assets acquired from Holly in 2008);

•
Holly PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east storage tank and loading rack facilities acquired from Sinclair in 2009 and from Holly in March 2010);

•	Holly RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline acquired from Holly in 2009);
•	Holly ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west loading rack facilities acquired from Holly in 2009); and
•	Holly ATA (loading rack throughput agreement expiring in 2025 that relates to the Lovington asphalt loading rack facility acquired from Holly in March 2010).
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. As of March 31, 2010, these agreements with Holly will result in minimum annualized payments to us of $132.4 million.
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate. Following the March 1, 2010 PPI adjustment, Alon’s minimum annualized commitment to us is $22.7 million.
If Holly or Alon fails to meet their minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment under the Holly PTA, Holly IPA and Alon PTA may be applied as a credit in the following four quarters after minimum obligations are met.
We entered into an omnibus agreement with Holly in 2004 that Holly and we have amended and restated several times in connection with our past acquisitions from Holly with the last amendment and restatement occurring on March 31, 2010 (the “Omnibus Agreement”). Under certain provisions of the Omnibus Agreement, we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. Also, we reimburse Holly and its affiliates for direct expenses they incur on our behalf.
Related party transactions with Holly are as follows:
•
Pipeline, terminal and tankage revenues received from Holly were $33.6 million and $18.3 million for the three months ended March 31, 2010 and 2009, respectively. These amounts include revenues received under our long-term transportation and throughput agreements with Holly.

•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended March 31, 2010 and 2009.
•	We reimbursed Holly for costs of employees supporting our operations of $4.2 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively.
•	We paid Holly a $2.5 million finder’s fee in connection the acquisition of our 25% joint venture interest in the SLC Pipeline in the first quarter of 2009.

•
We distributed $8.5 million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

•	Our accounts receivable from Holly was $16.2 million and $14.1 million at March 31, 2010 and December 31, 2009, respectively.
•	Our accounts payable to Holly were $2.9 million and $2.4 million at March 31, 2010 and December 31, 2009, respectively.
•
Holly failed to meet its minimum volume commitment for each of the nineteen quarters since inception of the Holly IPA. Through March 31, 2010, we have charged Holly $11.7 million for these shortfalls of which $1.1 million and $0.7 million is included in affiliate accounts receivable at March 31, 2010 and December 31, 2009, respectively.

•
Our revenues for the three months ended March 31, 2010 include $1.8 million of shortfalls billed under the Holly IPA in 2009 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2010 and December 31, 2009, includes $3 million and $3.6 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3 million deferred at March 31, 2010.

•
We acquired the Tulsa east and Lovington storage assets, Roadrunner and Beeson Pipelines, Tulsa loading racks and a 16-inch intermediate pipeline from Holly in March 2010, December 2009, August 2009 and June 2009, respectively. See Note 3 for a description of these transactions.

Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them in February 2005.
Related party transactions with Alon are as follows:
•
Pipeline and terminal revenues received from Alon were $4.1 million and $7.7 million for the three months ended March 31, 2010 and 2009, respectively, under the Alon PTA. Additionally, pipeline revenues received under a pipeline capacity lease agreement with Alon were $1.3 million and $1.7 million for three months ended March 31, 2010 and 2009, respectively.

•	We distributed $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively, to Alon for distributions on its Class B subordinated units.
•	Our accounts receivable – trade include receivable balances from Alon of $4 million at March 31, 2010 and December 31, 2009.
•
Our revenues for the three months ended March 31, 2010 include $0.7 million of shortfalls billed under the Alon PTA in 2009, as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2010 and December 31, 2009 includes $6.6 million and $4.8 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $6.6 million deferred at March 31, 2010.

Note 11: Partners’ Equity, Income Allocations, Cash Distributions and Comprehensive Income
Holly currently holds 7,290,000 of our common units and the 2% general partner interest, which together constitutes a 34% ownership interest in us.
Currently we have outstanding, 937,500 Class B subordinated units that were originally issued to Alon. As of March 31, 2010, all of the conditions necessary to end the subordination period for these units have been met, and we anticipate that in May 2010, following our next declared distribution, these units will convert into our common units on a one-for-one basis.

Issuances of units
In connection with our December 1, 2009 acquisition of Sinclair’s Tulsa logistics assets, we issued 1,373,609 of our common units having a value of $53.5 million to Sinclair as partial consideration of our total $79.2 million purchase price.
In November 2009, we issued in a public offering 2,185,000 of our common units priced at $35.78 per unit. Aggregate net proceeds of $74.9 million were used to fund the cash portion of our December 1, 2009 asset acquisitions, to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Additionally in May 2009, we issued in a public offering 2,192,400 of our common units priced at $27.80 per unit. Net proceeds of $58.4 million were used to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Concurrent with the 2009 common unit issuances described above, we received aggregate capital contributions of $3.8 million from our general partner to maintain its 2% general partner interest.
Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise $860 million through security offerings, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
Allocations of Net Income
Net income attributable to Holly Energy Partners, L.P. is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions is allocated to the general partner, the remaining net income attributable to HEP is generally allocated to the partners based on their weighted-average ownership percentage during the period.
The following table presents the allocation of the general partner interest in net income attributable to HEP:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

General partner interest in net income	$169	$88
General partner incentive distribution	2,477	1,205

Total general partner interest in net income	$2,646	$1,293

Cash Distributions
Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.
On April 23, 2010, we announced our cash distribution for the first quarter of 2010 of $0.815 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid May 14, 2010 to all unitholders of record on May 4, 2010.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per unit data)

General partner regular distribution	$418	$283
General partner incentive distribution	2,477	1,205

Total general partner distribution	2,895	1,488
Limited partner distribution	17,994	12,654

Total regular quarterly cash distribution	$20,889	$14,142

Cash distribution per unit applicable to limited partners	$0.815	$0.775

As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005 and the assets purchased from Holly in 2009 and March 2010 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $216.2 million would have been recorded as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.
Comprehensive Income
We have other comprehensive losses resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net income	$10,702	$5,934
Other comprehensive loss:
Change in fair value of cash flow hedge	(1,361)	(150)

Comprehensive income	9,341	5,784

Less noncontrolling interest in comprehensive income	—	(495)

Comprehensive income attributable to HEP unitholders	$9,341	$5,289

Note 12: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes and 8.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional.
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
Condensed Consolidating Balance Sheet

		Guarantor
March 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$16,607	$—	$16,609
Accounts receivable	—	20,456	—	20,456
Intercompany accounts receivable (payable)	(14,523)	14,523	—	—
Prepaid and other current assets	227	287	—	514

Total current assets	(14,294)	51,873	—	37,579

Properties and equipment, net	—	432,057	—	432,057
Investment in subsidiaries	474,504	—	(474,504)	—
Transportation agreements, net	—	113,699	—	113,699
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	26,400	—	26,400
Other assets	1,115	730	—	1,845

Total assets	$461,325	$673,868	$(474,504)	$660,689

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,216	$—	$6,216
Accrued interest	1,685	21	—	1,706
Deferred revenue	—	9,510	—	9,510
Accrued property taxes	—	858	—	858
Other current liabilities	755	393	—	1,148

Total current liabilities	2,440	16,998	—	19,438

Long-term debt	332,393	171,000	—	503,393
Other long-term liabilities	—	11,366	—	11,366
Partners’ equity	126,492	474,504	(474,504)	126,492

Total liabilities and partners’ equity	$461,325	$673,868	$(474,504)	$660,689

Condensed Consolidating Balance Sheet

		Guarantor
December 31, 2009	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,506	$—	$2,508
Accounts receivable	—	18,767	—	18,767
Intercompany accounts receivable (payable)	(76,855)	76,855	—	—
Prepaid and other current assets	261	478	—	739
Current assets of discontinued operations	—	2,195	—	2,195

Total current assets	(76,592)	100,801	—	24,209

Properties and equipment, net	—	398,044	—	398,044
Investment in subsidiaries	458,381	—	(458,381)	—
Transportation agreements, net	—	115,436	—	115,436
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,919	—	25,919
Other assets	3,267	861	—	4,128

Total assets	$385,056	$690,170	$(458,381)	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,211	$—	$6,211
Accrued interest	2,849	14	—	2,863
Deferred revenue	—	8,402	—	8,402
Accrued property taxes	—	1,072	—	1,072
Other current liabilities	961	296	—	1,257

Total current liabilities	3,810	15,995	—	19,805

Long-term debt	184,827	206,000	—	390,827
Other long-term liabilities	2,555	9,794	—	12,349
Partners’ equity	193,864	458,381	(458,381)	193,864

Total liabilities and partners’ equity	$385,056	$690,170	$(458,381)	$616,845

Condensed Consolidating Statement of Income

		Guarantor
Three months ended March 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$33,597	$—	$33,597
Third parties	—	7,099	—	7,099

	—	40,696	—	40,696

Operating costs and expenses:
Operations	—	13,060	—	13,060
Depreciation and amortization	—	7,210	—	7,210
General and administrative	1,801	762	—	2,563

	1,801	21,032		22,833

Operating income (loss)	(1,801)	19,664	—	17,863

Equity in earnings of subsidiaries	17,485	—	(17,485)	—
Equity in earnings of SLC Pipeline	—	481	—	481
Interest income (expense)	(4,982)	(2,559)	—	(7,541)
Other	—	(7)	—	(7)

	12,503	(2,085)	(17,485)	(7,067)

Income (loss) before income taxes	10,702	17,579	(17,485)	10,796

State income tax	—	(94)	—	(94)

Net income	$10,702	$17,485	$(17,485)	$10,702

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended March 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$18,323	$—	$—	$18,323
Third parties	—	11,009	—	—	11,009

	—	29,332	—	—	29,332

Operating costs and expenses:
Operations	—	10,342	—	—	10,342
Depreciation and amortization	—	6,016	—	—	6,016
General and administrative	698	636	—	—	1,334

	698	16,994	—	—	17,692

Operating income (loss)	(698)	12,338	—	—	11,640

Equity in earnings of subsidiaries	9,064	1,156	—	(10,220)	—
Equity in earnings of SLC Pipeline	—	175	—	—	175
Interest income (expense)	(2,927)	(2,470)	—	—	(5,397)
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)

	6,137	(3,639)	—	(10,220)	(7,722)

Income (loss) from continuing operations before income taxes	5,439	8,699	—	(10,220)	3,918

State income tax	—	(73)	—	—	(73)

Income from continuing operations	5,439	8,626	—	(10,220)	3,845

Income from discontinued operations	—	438	1,651	(495)	1,594

Net income	$5,439	$9,064	$1,651	$(10,715)	$5,439

Condensed Consolidating Statement of Cash Flows

		Guarantor
Three months ended March 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$(69,523)	$88,246	$—	$18,723

Cash flows from investing activities
Additions to properties and equipment	—	(1,911)	—	(1,911)
Acquisition of assets from Holly Corporation	—	(37,234)	—	(37,234)

	—	(39,145)	—	(39,145)

Cash flows from financing activities
Net repayments under credit agreement	—	(35,000)	—	(35,000)
Net proceeds from issuance of senior notes	147,540	—		147,540
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	(55,766)	—	—	(55,766)
Distributions to HEP unitholders	(20,506)	—	—	(20,506)
Purchase of units for restricted grants	(1,745)	—	—	(1,745)

	69,523	(35,000)	—	34,523

Cash and cash equivalents
Increase (decrease) for the period	—	14,101	—	14,101
Beginning of period	2	2,506	—	2,508

End of period	$2	$16,607	$—	$16,609

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Three months ended March 31, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$13,818	$(5,966)	$1,704	$—	$9,556

Cash flows from investing activities
Additions to properties and equipment	—	(10,518)	(52)	—	(10,570)
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)

	—	(36,018)	(52)	—	(36,070)

Cash flows from financing activities
Net borrowings under credit agreement	—	40,000	—	—	40,000
Distributions to HEP unitholders	(13,818)	—	—	—	(13,818)
Purchase of units for restricted grants	—	(616)	—	—	(616)

	(13,818)	39,384	—	—	25,566

Cash and cash equivalents
Increase (decrease) for the period	—	(2,600)	1,652	—	(948)
Beginning of period	2	3,706	1,561	—	5,269

End of period	$2	$1,106	$3,213	$—	$4,321

HOLLY ENERGY PARTNERS, L.P.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I on this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.
OVERVIEW
Holly Energy Partners, L.P. is a Delaware limited partnership. We own and operate petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support Holly’s refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. Holly currently owns a 34% interest in us including the 2% general partner interest. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City area.
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
2010 Acquisitions
Tulsa East / Lovington Storage Asset Transaction
On March 31, 2010, we acquired from Holly certain storage assets for $93 million, consisting of hydrocarbon storage tanks having approximately 2 million barrels of storage capacity, a rail loading rack and a truck unloading rack located at Holly’s Tulsa refinery east facility and an asphalt loading rack facility located at Holly’s Navajo refinery Lovington facility.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired from an affiliate of Sinclair Oil Company (“Sinclair”) storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at its refinery located in Tulsa, Oklahoma for $79.2 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo refinery facility located in Lovington, New Mexico to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo refinery Lovington facility (the “Beeson Pipeline”).
Tulsa Loading Racks Transaction
On August 1, 2009, we acquired from Holly certain truck and rail loading/unloading facilities located at Holly’s Tulsa refinery west facility for $17.5 million. The racks load refined products and lube oils produced at the Tulsa refinery onto rail cars and/or tanker trucks.

Lovington-Artesia Pipeline Transaction
On June 1, 2009, we acquired from Holly a newly constructed 16-inch intermediate pipeline for $34.2 million that runs 65 miles from the Navajo Refinery’s crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery located in Artesia, New Mexico.
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
Holly Capacity Expansion
Also in March 2009 Holly, our largest customer, completed a 15,000 barrels per stream day (“bpsd”) capacity expansion of its Navajo refinery increasing refining capacity to 100,000 bpd, or by 18%.
Rio Grande Pipeline Sale
On December 1, 2009, we sold our 70% interest in the Rio Grande Pipeline Company (“Rio Grande”) to a subsidiary of Enterprise Products Partners LP for $35 million. Accordingly, the results of operations of Rio Grande are presented in discontinued operations.
Agreements with Holly Corporation and Alon
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to the pipelines and terminal assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to the intermediate pipelines acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to the crude pipelines and tankage assets acquired from Holly in 2008);
•
Holly PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east storage tank and loading rack facilities acquired from Sinclair in 2009 and from Holly in March 2010);

•	Holly RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline acquired from Holly in 2009);
•	Holly ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west loading rack facilities acquired from Holly in 2009); and
•	Holly ATA (loading rack throughput agreement expiring in 2025 that relates to the Lovington asphalt loading rack facility acquired from Holly in March 2010).
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
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue. The agreed upon tariff rates are increased or decreased annually at a rate equal to the percentage change in PPI, but not below the initial tariff rate.

At March 31, 2010, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA	20.7	2024	Minimum revenue commitment
Holly CPTA	28.4	2023	Minimum revenue commitment
Holly PTTA	27.2	2024	Minimum revenue commitment
Holly RPA	9.2	2024	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Holly ATA	0.5	2025	Minimum revenue commitment
Alon PTA	22.7	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$161.5

A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
We entered into an omnibus agreement with Holly in 2004 that Holly and we have amended and restated several times in connection with our past acquisitions from Holly with the last amendment and restatement occurring on March 31, 2010 (the “Omnibus Agreement”). Under certain provisions of the Omnibus Agreement, we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. Also, we reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Change
	March 31,		from
	2010	2009	2009
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates – refined product pipelines	$11,480	$7,553	$3,927
Affiliates – intermediate pipelines	5,792	1,766	4,026
Affiliates – crude pipelines	9,405	6,901	2,504

	26,677	16,220	10,457
Third parties – refined product pipelines	5,404	9,475	(4,071)

	32,081	25,695	6,386
Terminals and loading racks:
Affiliates	6,920	2,103	4,817
Third parties	1,695	1,534	161

	8,615	3,637	4,978

Total revenues	40,696	29,332	11,364

Operating costs and expenses
Operations	13,060	10,342	2,718
Depreciation and amortization	7,210	6,016	1,194
General and administrative	2,563	1,334	1,229

	22,833	17,692	5,141

Operating income	17,863	11,640	6,223

Equity in earnings of SLC Pipeline	481	175	306
Interest income	3	6	(3)
Interest expense, including amortization	(7,544)	(5,403)	(2,141)
Other expense	(7)	—	(7)
SLC Pipeline acquisition costs	—	(2,500)	2,500

	(7,067)	(7,722)	655

Income from continuing operations before income taxes	10,796	3,918	6,878

State income tax	(94)	(73)	(21)

Income from continuing operations	10,702	3,845	6,857

Income from discontinued operations, net of noncontrolling interest of $495 (1)	—	1,594	(1,594)

Net income	10,702	5,439	5,263

Less general partner interest in net income, including incentive distributions (2)	2,646	1,293	1,353

Limited partners’ interest in net income	$8,056	$4,146	$3,910

Limited partners’ earnings per unit – basic and diluted (2)
Income from continuing operations	$0.36	$0.16	$0.20
Income from discontinued operations	—	0.09	(0.09)

Net income	$0.36	$0.25	$0.11

Weighted average limited partners’ units outstanding	22,079	16,328	5,751

EBITDA (3)	$25,547	$17,184	$8,363

Distributable cash flow (4)	$20,159	$14,584	$5,575

	Three Months Ended		Change
	March 31,		from
	2010	2009	2009
Volumes from continuing operations (bpd) (1)
Pipelines:
Affiliates – refined product pipelines	93,382	62,338	31,044
Affiliates – intermediate pipelines	79,118	34,296	44,822
Affiliates – crude pipelines	134,889	122,207	12,682

	307,389	218,841	88,548
Third parties – refined product pipelines	30,835	49,289	(18,454)

	338,224	268,130	70,094
Terminals and loading racks:
Affiliates	163,796	82,836	80,960
Third parties	34,843	43,406	(8,563)

	198,639	126,242	72,397

Total for pipelines and terminal assets (bpd)	536,863	394,372	142,491

(1)
On December 1, 2009, we sold our 70% interest in Rio Grande. Results of operations of Rio Grande are presented in discontinued operations. Pipeline volume information excludes volumes attributable to Rio Grande.

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

Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income from continuing operations	$10,702	$3,845

Add (subtract):
Interest expense	5,886	5,011
Amortization of discount and deferred debt issuance costs	194	176
Increase in interest expense – change in fair value of interest rate swaps	1,464	216
Interest income	(3)	(6)
State income tax	94	73
Depreciation and amortization	7,210	6,016
EBITDA from discontinued operations	—	1,853

EBITDA	$25,547	$17,184

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

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income from continuing operations	$10,702	$3,845

Add (subtract):
Depreciation and amortization	7,210	6,016
Amortization of discount and deferred debt issuance costs	194	176
Increase in interest expense – change in fair value of interest rate swaps	1,464	216
Equity in excess cash flows over earnings of SLC Pipeline	178	53
Increase in deferred revenue	1,108	362
SLC Pipeline acquisition costs*	—	2,500
Maintenance capital expenditures**	(697)	(418)
Distributable cash flow from discontinued operations	—	1,834

Distributable cash flow	$20,159	$14,584

*
We expensed the $2.5 million finder’s fee associated with our joint venture agreement with Plains that closed in March 2009. As these costs directly relate to our interest in the new joint venture pipeline and are similar to expansion capital expenditures, we have added back these costs to arrive at distributable cash flow.

**
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31,	December 31,
	2010	2009
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$16,609	$2,508
Working capital	$18,141	$4,404
Total assets	$660,689	$616,845
Long-term debt (5)	$503,393	$390,827
Partners’ equity (6)	$126,492	$193,864

(5)	Includes $171 million and $206 million of credit agreement advances at March 31, 2010 and December 31, 2009, respectively.

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005, and the assets purchased from Holly in 2009 and March 2010 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $216.2 million would have been recorded as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations – Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Summary
Income from continuing operations for the three months ended March 31, 2010 was $10.7 million, a $6.9 million increase compared to the three months ended March 31, 2009. This increase in overall earnings was due principally to overall increased shipments on our pipeline systems, earnings attributable to our 2009 asset acquisitions and higher tariff rates on affiliate shipments.
Our revenues for the three months ended March 31, 2010 include the recognition of $2.5 million of prior shortfalls billed to shippers in 2009 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $3.6 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2010. Such deferred revenue will be recognized in 2010 either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues from continuing operations for the three months ended March 31, 2010 were $40.7 million, an $11.4 million increase compared to the three months ended March 31, 2009. This increase was due principally to overall increased shipments on our pipeline systems, higher tariff rates on affiliate shipments and revenues attributable to our 2009 asset acquisitions. These factors were partially offset by a $0.6 million decrease in previously deferred revenue realized. Increased volumes attributable to Holly’s first quarter of 2009 Navajo refinery expansion, including volumes shipped on our new 16-inch intermediate and Beeson pipelines, contributed to a 40% increase in affiliate pipeline shipments. Additionally, affiliate shipments were somewhat low during the first quarter of 2010 as production was down at Holly’s Navajo refinery due mainly to planned project work, compared to the first quarter of 2009 when volumes were significantly lower as the Navajo refinery underwent a major maintenance turnaround.
Revenues from our refined product pipelines were $16.9 million, a decrease of $0.1 million compared to the three months ended March 31, 2009. This decrease is due primarily to a $2.2 million decrease in previously deferred revenue realized that was mostly offset by an increase in refined product shipments. Shipments on our refined product pipeline system increased to an average of 124.2 thousand barrels per day (“mbpd”) compared to 111.6 mbpd for the same period last year reflecting increased affiliate shipments as discussed above, partially offset by a drop in third-party shipments.
Revenues from our intermediate pipelines were $5.8 million, an increase of $4 million compared to the three months ended March 31, 2009. This increase includes a $1.6 million increase in previously deferred revenue realized. Additionally, shipments on our intermediate product pipeline system increased to an average of 79.1 mbpd compared to 34.3 mbpd for the same period last year reflecting volumes shipped on our 16-inch intermediate pipeline acquired in May 2009. Volumes were down during the three months ended March 31, 2009 due to a planned maintenance turnaround at Holly’s Navajo refinery.
Revenues from our crude pipelines were $9.4 million, an increase of $2.5 million compared to the three months ended March 31, 2009. This increase is due primarily to $2.2 million in revenues attributable to our Roadrunner Pipeline agreement acquired in December 2009. Additionally, shipments on our crude pipeline system increased to an average of 134.9 mbpd during the three months ended March 31, 2010 compared to 122.2 mbpd for the same period last year reflecting increased affiliate shipments.
Revenues from terminal, tankage and loading rack fees were $8.6 million, an increase of $5 million compared to the three months ended March 31, 2009. This increase includes $2.9 million attributable to volumes transferred and stored at our Tulsa facilities acquired in 2009. Refined products terminalled in our facilities increased to an average of 198.6 mbpd compared to 126.2 mbpd for the same period last year reflecting increased affiliate volumes including those terminalled at our Tulsa storage and rack facilities.

Operations Expense
Operations expense for the three months ended March 31, 2010 increased by $2.7 million compared to the three months ended March 31, 2009. This increase was due principally to costs attributable to overall higher throughput volumes, including those from our 2009 asset acquisitions, and higher maintenance and payroll expense.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2010 increased by $1.2 million compared to the three months ended March 31, 2009. This was due to increased depreciation attributable to our 2009 asset acquisitions and capital projects. Additionally, effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years that resulted in a $0.7 million reduction in depreciation expense for the three months ended March 31, 2010.
General and Administrative
General and administrative costs for the three months ended March 31, 2010 increased by $1.2 million compared to the three months ended March 31, 2009, due principally to increased professional fees, including costs attributable to our March 2010 asset acquisitions.
Equity in Earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition our SLC Pipeline joint venture interest in March 2009. As a result of accounting requirements, we were required to expense rather than capitalize these direct acquisition costs.
Interest Expense
Interest expense for the three months ended March 31, 2010 totaled $7.5 million, an increase of $2.1 million compared to the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, fair value adjustments to our interest rate swaps resulted in $1.5 million and $0.2 million, respectively, in non-cash interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 5.7% for the three months ended March 31, 2010 compared to 5.2% for 2009 reflecting interest on our 8.25% senior notes issued in March 2010.
State Income Tax
We recorded state income taxes of $0.1 million for the three months ended March 31, 2010 and 2009, which are solely attributable to the Texas margin tax.
Discontinued Operations
We sold our interest in Rio Grande on December 1, 2009. Income from discontinued operations for the three months ended March 31, 2009 consists of earnings generated by Rio Grande of $1.6 million for the first quarter of 2009, presented net of earnings attributable to noncontrolling interest holders of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. During the three months ended March 31, 2010, we received advances totaling $33 million and repaid $68 million, resulting in the net repayment of $35 million in advances. As of March 31, 2010, we had $171 million outstanding under the Credit Agreement.
In March 2010, we issued $150 million in aggregate principal amount of 8.25% senior notes maturing March 15, 2018 (the “8.25% Senior Notes”). A portion of the $147.5 million in net proceeds received was used to fund our $93 million purchase of the Tulsa and Lovington storage assets from Holly on March 31, 2010. Additionally, we used a portion to repay $42 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital, capital expenditures and possible future acquisitions. Also, we have outstanding $185 million in aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) that are registered with the SEC.
Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise $860 million through security offerings, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.
We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.
In February 2010, we paid regular quarterly cash distributions of $0.805 on all units, an aggregate amount of $20.5 million. Included in these distributions was $2.3 million paid to the general partner as an incentive distribution.
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2009, net cash flows from our discontinued Rio Grande operations were $2 million.
Cash and cash equivalents increased by $14.1 million during the three months ended March 31, 2010. The combined cash flows provided by operating and financing activities of $18.7 million and $34.5 million, respectively, exceeded cash flows used for investing activities of $39.1 million. Working capital for the three months ended March 31, 2010 increased by $13.7 million.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $9.1 million from $9.6 million for the three months ended March 31, 2009 to $18.7 million for the three months ended March 31, 2010. This increase is due principally to $12.5 million in additional cash collections from our major customers, resulting principally from increased revenues, partially offset by year-over-year changes in payments attributable to costs of increased operations.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. For the three months ended March 31, 2010, we received cash payments of $2.7 million under these commitments. We billed $2.5 million during the three months ended March 31, 2009 related to shortfalls that subsequently expired without recapture and was recognized as revenue during the three months ended March 31, 2010. Another $3.6 million is included in our accounts receivable at March 31, 2010 related to shortfalls that occurred in the first quarter of 2010.

Cash Flows — Investing Activities
Cash flows used for investing activities increased by $3 million from $36.1 million for the three months ended March 31, 2009 to $39.1 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we acquired storage assets from Holly for $37.2 million and invested $1.9 million in additions to properties and equipment. For the three months ended March 31, 2009, we acquired our SLC Pipeline joint venture interest costing $25.5 million and invested $10.6 million in additions to properties and equipment.
Cash Flows — Financing Activities
Cash flows provided by financing activities increased by $8.9 million from $25.6 million for the three months ended March 31, 2009 to $34.5 million for the three months ended March 31, 2010. During the three months ended March 31,2010, we received $33 million and repaid $68 million in advances under the Credit Agreement. Additionally, we received $147.5 million in net proceeds upon the issuance of the 8.25% Senior Notes. During the three months ended March 31, 2010, we paid $20.5 million in regular quarterly cash distributions to our general and limited partners, paid $55.8 million in excess of Holly’s transferred basis in the storage assets acquired in March 2010 and paid $1.7 million for the purchase of common units for recipients of our restricted unit incentive grants. For the three months ended March 31, 2009, we received $53 million and repaid $13 million in advances under the Credit Agreement. Additionally, for the three months ended March 31, 2009 we paid aggregate cash distributions to all HEP unitholders, including the general partner interest, of $13.8 million. We also paid $0.6 million during the three months ended March 31, 2009 for the purchase of common units for recipients of restricted grants.
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
Each year the Holly Logistics Services, L.L.C. (“HLS”) board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2010 capital budget is comprised of $4.8 million for maintenance capital expenditures and $6 million for expansion capital expenditures. In March 2010, the HLS board of directors approved our $93 million acquisition of the Tulsa east storage tank and loading rack assets and Lovington asphalt rack loading facility from Holly on March 31, 2010.
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

Holly currently anticipates that all requisite regulatory approvals required to commence the construction of the pipeline will be received in the second quarter of 2010. Once such approvals are received, construction of the pipeline will take approximately nine months. Under this schedule, the pipeline would become operational during the second quarter of 2011.
We expect that our currently planned sustaining and maintenance capital expenditures as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our $300 million Credit Agreement, or a combination thereof. We are not obligated to purchase the UNEV Pipeline nor are we subject to any fees or penalties if HLS’ board of directors decides not to proceed with this opportunity.
Credit Agreement
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of March 31, 2010, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At March 31, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At March 31, 2010, we are subject to a .30% commitment fee on the $129 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.
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
Senior Notes
The 6.25% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.
The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$171,000	$206,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,868)	(1,964)
Unamortized premium – dedesignated fair value hedge	1,704	1,791

	184,836	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,443)	—

	147,557	—

Total long-term debt	$503,393	$390,827

See “Risk Management” for a discussion of our interest rate swaps.
Contractual Obligations
During the three months ended March 31, 2010, we repaid net advances of $35 million resulting in $171 million of outstanding principal under the Credit Agreement at March 31, 2010.
In March 2010, we issued $150 million aggregate principal amount of senior notes maturing March 15, 2018 that bear interest at 8.25%.
There were no other significant changes to our long-term contractual obligations during this period.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2010 and 2009.
A substantial majority of our revenues are generated under long-term contracts that provide for increases in our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3.1% annually over the past 5 calendar years. This is no indication of PPI increases to be realized in the future. Furthermore, certain of our long-term contracts have provisions that limit the level of annual PPI percentage rate increases.
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

Under the Omnibus Agreement, Holly agreed to indemnify us up to certain aggregate amounts for any environmental noncompliance and remediation liabilities associated with assets transferred to us and occurring or existing prior to the date of such transfers. The transfers that are covered by the agreement include the refined product pipelines, terminals and tanks transferred by Holly’s subsidiaries in connection with our initial public offering in July 2004, the intermediate pipelines acquired in July 2005, the crude pipelines and tankage assets acquired in 2008, and the asphalt loading rack facility acquired in March 2010. The Omnibus Agreement provides environmental indemnification of up to $15 million for the assets transferred to us, other than the crude pipelines and tankage assets, plus an additional $2.5 million for the intermediate pipelines acquired in July 2005. Except as described below, Holly’s indemnification obligations described above will remain in effect for an asset for ten years following the date it is transferred to us. The Omnibus Agreement also provides an additional $7.5 million of indemnification through 2023 for environmental noncompliance and remediation liabilities specific to the crude pipelines and tankage assets. Holly’s indemnification obligations described above do not apply to (i) the Tulsa west loading racks acquired in August 2009, (ii) the 16-inch intermediate pipeline acquired in June 2009, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, (v) the logistics and storage assets acquired from Sinclair in December 2009, or (vi) the Tulsa east storage tanks and loading racks acquired in March 2010.
Under provisions of the Holly ETA and Holly PTTA, Holly will indemnify us for environmental liabilities arising from our pre-ownership operations of the Tulsa west loading rack facilities acquired from Holly in August 2009, the Tulsa logistics and storage assets acquired from Sinclair in December 2009 and the Tulsa east storage tanks and loading racks acquired from Holly in March 2010. Additionally, Holly agreed to indemnify us for any liabilities arising from Holly’s operation of the loading racks under the Holly ETA.
Additionally, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20 million maximum liability cap.
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. As of March 31, 2010, we have an accrual of $0.4 million that relates to environmental clean-up projects. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2010. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

RISK MANAGEMENT
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of March 31, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $171 million Credit Agreement advance. This interest rate swap effectively converts our $171 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equaled an effective interest rate of 5.49% as of March 31, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $171 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $171 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
Additional information on our interest rate swap as of March 31, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $171 million LIBOR based debt	Other long-term liabilities	$(10,502)	Accumulated other comprehensive loss	$10,502

In the first quarter of 2010, we settled two interest rate swaps. We had an interest rate swap contract that effectively converted interest expense associated with $60 million of our 6.25% Senior Notes from fixed to variable rate debt (“Variable Rate Swap”). We had an additional interest rate swap contract that effectively unwound the effects of the Variable Rate Swap, converting $60 million of the previously hedged long-term debt back to fixed rate debt (“Fixed Rate Swap”), effectively fixing interest at a 4.75% rate. Upon settlement of the Variable Rate and Fixed Rate Swaps, we received $1.9 million and paid $3.6 million, respectively.
For the three months ended March 31, 2010 and 2009, we recognized $1.5 million and $0.2 million, respectively, in interest expense attributable to fair value adjustments to these interest rate swaps.
We have a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.7 million at March 31, 2010, is being amortized as a reduction to interest expense over the remaining term of the 6.25% Senior Notes.
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

At March 31, 2010, we had an outstanding principal balance on our 6.25% Senior Notes and 8.25% Senior Notes of $185 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2010, the fair value of our 6.25% Senior Notes and 8.25% Senior Notes were $175.8 million and $151.5 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.25% Senior Notes and 8.25% Senior Notes at March 31, 2010 would result in a change of approximately $5.4 million and $7 million, respectively, in the fair value of the underlying notes.
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2010, outstanding principal under the Credit Agreement was $171 million. By means of our cash flow hedge, we have effectively converted the variable rate on $171 million of outstanding principal to a fixed rate of 5.49%.
At March 31, 2010, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
Item 6. Exhibits

4.1
Indenture dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp. and each of the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K Current Report dated March 11, 2010, File No. 1-32225).

10.1
LLC Interest Purchase Agreement, dated as of March 31, 2010, by and among Holly Corporation, Holly Refining & Marketing-Tulsa, LLC, Lea Refining Company, HEP Tulsa LLC and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

10.2
First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East), dated as of March 31, 2010, by and between Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

10.3
Loading Rack Throughput Agreement (Lovington), dated as of March 31, 2010, by and between Navajo Refining Company, L.L.C. and Holly Energy Storage-Lovington LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

10.4
Fourth Amended and Restated Omnibus Agreement, dated as of March 31, 2010, by and among Holly Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

10.5
First Amended and Restated Lease and Access Agreement (East Tulsa), dated as of March 31, 2010, by and between Holly Refining & Marketing-Tulsa, LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

10.6
First Amendment to Pipeline Systems Operating Agreement, dated as of March 31, 2010, by and among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing-Tulsa, LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K Current Report dated April 6, 2010, File No. 1-32225).

12.1	+	Computation of Ratio of Earnings to Fixed Charges.

31.1	+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant) By: HEP LOGISTICS HOLDINGS, L.P. its General Partner By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner
Date: April 30, 2010	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)