Form 10-Q
period 2010-06-30
HOLLY ENERGY PARTNERS LP
filed 2010-07-30
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
The number of the registrant’s outstanding common units at July 23, 2010 was 22,078,509.

HOLLY ENERGY PARTNERS, L.P.
INDEX

PART I. FINANCIAL INFORMATION	3

FORWARD-LOOKING STATEMENTS	3

Item 1. Financial Statements (Unaudited, except December 31, 2009 Balance Sheet)	4

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Consolidated Statement of Partners’ Equity	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risks	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 6. Exhibits	45

SIGNATURES	46

Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	June 30, 2010	December 31,
	(Unaudited)	2009
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$2,806	$2,508
Accounts receivable:
Trade	6,389	4,693
Affiliates	16,699	14,074

	23,088	18,767

Prepaid and other current assets	939	739
Current assets of discontinued operations	—	2,195

Total current assets	26,833	24,209

Properties and equipment, net	430,250	398,044
Transportation agreements, net	111,963	115,436
Goodwill	49,109	49,109
Investment in SLC Pipeline	25,819	25,919
Other assets	1,842	4,128

Total assets	$645,816	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$3,488	$3,860
Affiliates	2,852	2,351

	6,340	6,211

Accrued interest	7,688	2,863
Deferred revenue	10,923	8,402
Accrued property taxes	990	1,072
Other current liabilities	601	1,257

Total current liabilities	26,542	19,805

Long-term debt	487,479	390,827
Other long-term liabilities	11,984	12,349

Partners’ equity:
Common unitholders (22,078,509 units and 21,141,009 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	274,564	275,553
Class B subordinated unitholders (937,500 units issued and outstanding at December 31, 2009)	—	21,426
General partner interest (2% interest)	(143,631)	(93,974)
Accumulated other comprehensive loss	(11,122)	(9,141)

Total partners’ equity	119,811	193,864

Total liabilities and partners’ equity	$645,816	$616,845

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Revenues:
Affiliates	$37,079	$25,064	$70,676	$43,387
Third parties	8,404	12,935	15,503	23,944

	45,483	37,999	86,179	67,331

Operating costs and expenses:
Operations	13,495	10,631	26,555	20,973
Depreciation and amortization	7,591	6,613	14,801	12,629
General and administrative	1,913	1,797	4,476	3,131

	22,999	19,041	45,832	36,733

Operating income	22,484	18,958	40,347	30,598

Other income (expense):
Equity in earnings of SLC Pipeline	544	423	1,025	598
SLC Pipeline acquisition costs	—	—	—	(2,500)
Interest income	2	2	5	8
Interest expense	(9,549)	(4,404)	(17,093)	(9,807)
Other	—	65	(7)	65

	(9,003)	(3,914)	(16,070)	(11,636)

Income from continuing operations before income taxes	13,481	15,044	24,277	18,962

State income tax	(46)	(93)	(140)	(166)

Income from continuing operations	13,435	14,951	24,137	18,796

Income from discontinued operations, net of noncontrolling interest of $427 and $922, respectively	—	1,441	—	3,035

Net income	13,435	16,392	24,137	21,831

Less general partner interest in net income, Including incentive distributions	2,909	1,849	5,555	3,142

Limited partners’ interest in net income	$10,526	$14,543	$18,582	$18,689

Limited partners’ per unit interest in earnings — basic and diluted:
Income from continuing operations	$0.48	$0.74	$0.84	$0.92
Income from discontinued operations	—	0.08	—	0.18

Net income	$0.48	$0.82	$0.84	$1.10

Weighted average limited partners’ units outstanding	22,079	17,789	22,079	17,058

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009(1)
	(In thousands)
Cash flows from operating activities
Net income	$24,137	$21,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,801	13,109
Equity in earnings of SLC Pipeline, net of distributions	100	(598)
Change in fair value — interest rate swaps	1,464	(628)
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	922
Amortization of restricted and performance units	1,339	417
(Increase) decrease in current assets:
Accounts receivable — trade	(1,696)	278
Accounts receivable — affiliates	(2,625)	719
Prepaid and other current assets	(200)	(234)
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable — trade	(372)	1,258
Accounts payable — affiliates	501	(156)
Accrued interest	4,825	26
Deferred revenue	2,521	(4,669)
Accrued property taxes	(82)	(119)
Other current liabilities	(656)	(447)
Other, net	(1,066)	541

Net cash provided by operating activities	45,186	32,250

Cash flows from investing activities
Additions to properties and equipment	(4,487)	(21,826)
Acquisition of assets from Holly Corporation	(39,040)	(34,200)
Investment in SLC Pipeline	—	(25,500)

Net cash used for investing activities	(43,527)	(81,526)

Cash flows from financing activities
Borrowings under credit agreement	39,000	99,000
Repayments of credit agreement borrowings	(90,000)	(81,000)
Proceeds from issuance of senior notes	147,540	—
Proceeds from issuance of common units	—	58,355
Contribution from general partner	—	1,191
Distributions to HEP unitholders	(41,312)	(27,968)
Distributions to noncontrolling interest	—	(600)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	(53,960)	—
Purchase of units for restricted grants	(2,276)	(616)
Deferred financing costs	(353)	—
Cost of issuing common units	—	(160)

Net cash provided by (used for) financing activities	(1,361)	48,202

Cash and cash equivalents
Increase (decrease) for the period	298	(1,074)
Beginning of period	2,508	5,269

End of period	$2,806	$4,195

(1)	Includes cash flows attributable to discontinued operations.
See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity
(Unaudited)

				Accumulated
		Class B	General	Other
	Common	Subordinated	Partner	Comprehensive
	Units	Units	Interest	Loss	Total
	(In thousands)

Balance December 31, 2009	$275,553	$21,426	$(93,974)	$(9,141)	$193,864

Conversion of Class B subordinated units to common units	20,588	(20,588)	—	—	—
Distributions to partners	(38,966)	(1,519)	(827)	—	(41,312)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	—	(53,960)	—	(53,960)
Purchase of units for restricted grants	(2,276)	—	—	—	(2,276)
Amortization of restricted and performance units	1,339	—	—	—	1,339
Comprehensive income:
Net income	18,326	681	5,130	—	24,137
Other comprehensive loss	—	—	—	(1,981)	(1,981)

Comprehensive income	18,326	681	5,130	(1,981)	22,156

Balance June 30, 2010	$274,564	$—	$(143,631)	$(11,122)	$119,811

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 34% owned (including the 2% general partner interest) by Holly Corporation and its subsidiaries (collectively, “Holly”). We commenced operations on July 13, 2004 upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.
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
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the six months ended June 30, 2009, net cash flows from our discontinued Rio Grande operations were $4.1 million.

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
Also, as part of this same transaction, we acquired Holly’s asphalt loading rack facility located at its Navajo refinery facility in Lovington, New Mexico for $4.4 million and entered into a 15-year asphalt facility throughput agreement (the “Holly ATA”). Under the Holly ATA, Holly has agreed to throughput a minimum volume of products via our Lovington asphalt loading rack facility that will result in minimum annualized revenues to us of $0.5 million.
We are a controlled subsidiary of Holly. In accounting for these March 2010 acquisitions from Holly, we recorded total property and equipment at Holly’s cost basis of $39 million and the purchase price in excess of Holly’s basis in the assets of $54 million as a decrease to our partners’ equity.
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
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo refinery Lovington facility to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo refinery Lovington facility (the “Beeson Pipeline”).
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
Note 4: Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Our debt consists of outstanding principal under our revolving credit agreement (the “Credit Agreement”), our 6.25% senior notes due 2015 (the “6.25% Senior Notes”) and our 8.25% senior notes due 2018 (the “8.25% Senior Notes”). The $155 million carrying amount of outstanding debt under our Credit Agreement at June 30, 2010, approximates fair value as interest rates are reset frequently using current rates. The estimated fair values of our 6.25% Senior Notes and 8.25% Senior Notes were $173.9 million and $148.5 million, respectively, at June 30, 2010. These fair value estimates are based on market quotes provided from a third-party bank. See Note 8 for additional information on these instruments.
Fair Value Measurements
Fair value measurements are derived using inputs, assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. U.S. generally accepted accounting principles (“GAAP”) categorizes inputs used in fair value measurements into three broad levels as follows:
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

We have an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs that as of June 30, 2010 had a fair value of $11.1 million. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreement. Our measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 8 for additional information on our interest rate swap.

Note 5: Properties and Equipment

	June 30,	December 31,
	2010	2009
	(In thousands)

Pipelines and terminals (1)	$495,321	$455,075
Land and right of way	25,247	25,230
Other	13,411	12,528
Construction in progress	12,775	10,484

	546,754	503,317
Less accumulated depreciation	116,504	105,273

	$430,250	$398,044

(1)
We periodically evaluate estimated useful lives of our properties and equipment. Effective January 1, 2010, we have revised the estimated useful lives of our terminal assets to 16 to 25 years. This change in estimated useful lives resulted in a $1.5 million reduction in depreciation expense for the six months ended June 30, 2010.

We capitalized $0.2 million and $0.7 million in interest related to major construction projects during the six months ended June 30, 2010 and 2009, respectively.
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

The carrying amounts of our transportation agreements are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	22,201	18,728

	$111,963	$115,436

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

Note 7: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with Holly. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.6 million for the three months ended June 30, 2010 and 2009, and $1.3 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of June 30, 2010, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. We currently purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At June 30, 2010, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 175,289 had not yet been granted.
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
A summary of restricted unit activity and changes during the six months ended June 30, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2010 (nonvested)	53,271	$34.31
Granted	31,355	42.59
Vesting and transfer of full ownership to recipients	(34,645)	38.94
Forfeited	(1,226)	34.28

Outstanding at June 30, 2010 (nonvested)	48,755	$36.35	0.9 year	$2,136

The fair value of restricted units that were vested and transferred to recipients during the six months ended June 30, 2010 and 2009 were $1.5 million and $0.9 million, respectively. As of June 30, 2010, there was $0.6 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 0.9 year.
During the six months ended June 30, 2010, we paid $2.3 million for the purchase of 53,952 of our common units in the open market for the recipients of our restricted unit grants.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted in 2010 are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. Performance units granted in 2009 and 2008 are payable based upon the growth in distributions on our common units during the requisite period, and vest over a period of three years. As of June 30, 2010, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.

We granted 16,965 performance units to certain officers in March 2010. These units will vest over a three-year performance period ending December 31, 2012 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the number of performance units granted. The fair value of these performance units is based on the grant date closing unit price of $42.59 and will apply to the number of units ultimately awarded.
A summary of performance unit activity and changes during the six months ended June 30, 2010 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2010 (nonvested)	54,771
Vesting and transfer of common units to recipients	(11,785)
Granted	16,965
Forfeited	(536)

Outstanding at June 30, 2010 (nonvested)	59,415

The fair value of performance units vested and transferred to recipients during the six months ended June 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively. Based on the weighted average fair value at June 30, 2010 of $32.97, there was $1.1 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 8: Debt
Credit Agreement
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the financing of capital projects, are classified as long-term liabilities. During the six months ended June 30, 2010, we received advances totaling $39 million and repaid $90 million, resulting in the net repayment of $51 million in advances. As of June 30, 2010, we had $155 million outstanding under the Credit Agreement.
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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of June 30, 2010, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). At June 30, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2010, we are subject to a .30% commitment fee on the $145 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.

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
Senior Notes
In March 2010, we issued $150 million in aggregate principal amount of 8.25% Senior Notes maturing March 15, 2018. A portion of the $147.5 million in net proceeds received was used to fund our $93 million purchase of the Tulsa and Lovington storage assets from Holly on March 31, 2010. Additionally, we used a portion to repay $42 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.
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
The carrying amounts of our long-term debt are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$155,000	$206,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,774)	(1,964)
Unamortized premium — dedesignated fair value hedge	1,617	1,791

	184,843	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,364)	—

	147,636	—

Total long-term debt	$487,479	$390,827

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of June 30, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equals an effective interest rate of 5.49% as of June 30, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
In May 2010, we repaid $16 million of our Credit Agreement debt and also settled a corresponding portion of our interest rate swap agreement having a notional amount of $16 million for $1.1 million. Upon payment, we reduced our swap liability and reclassified a $1.1 million charge from accumulated other comprehensive loss to interest expense, representing the application of hedge accounting prior to settlement.
Additional information on our interest rate swap as of June 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $155 million LIBOR based debt	Other long-term liabilities	$11,122	Accumulated other comprehensive loss	$11,122

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
For the six months ended June 30, 2010, we recognized a $1.5 million charge to interest expense as a result of fair value adjustments to our interest rate swaps. For the six months ended June 30, 2009, fair value adjustments resulted in a $0.6 million decrease to interest expense.
We have a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.6 million at June 30, 2010, is being amortized as a reduction to interest expense over the remaining term of the 6.25% Senior Notes.

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	June 30,	June 30,
	2010	2009
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$4,726	$5,260
6.25% Senior Notes, net of interest on interest rate swaps	5,623	5,338
8.25% Senior Notes	3,816	—
Partial settlement of interest rate swap — cash flow hedge	1,076	—
Net fair value adjustments to interest rate swaps	1,464	(628)
Net amortization of discount and deferred debt issuance costs	458	353
Commitment fees	177	145

Total interest incurred	17,340	10,468

Less capitalized interest	247	661

Net interest expense	$17,093	$9,807

Cash paid for interest (1)	$14,192	$11,836

(1)	Net of cash received under our interest rate swap agreements of $1.9 million for the six months ended June 30, 2010 and 2009.
Note 9: Significant Customers
All revenues are domestic revenues, of which ninety-six percent are currently generated from our two largest customers: Holly and Alon. The major concentration of our petroleum product and crude oil pipeline systems’ revenues is derived from activities conducted in the southwest United States.
The following table presents the percentage of total revenues from continuing operations generated by each of these customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Holly	82%	66%	82%	64%
Alon	14%	29%	14%	30%
Note 10: Related Party Transactions
Holly and Alon Agreements
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to the pipelines and terminal assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to the intermediate pipelines acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to the crude pipelines and tankage assets acquired from Holly in 2008);
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
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI adjustment, these agreements with Holly will result in minimum annualized payments to us of $132.4 million.
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
Related party transactions with Holly are as follows:
•
Revenues received from Holly were $37.1 million and $25.1 million for the three months ended June 30, 2010 and 2009, respectively, and $70.7 million and $43.4 million for the six months ended June 30, 2010 and 2009, respectively.

•
Holly charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended June 30, 2010 and 2009 and $1.2 million for the six months ended June 30, 2010 and 2009.

•
We reimbursed Holly for costs of employees supporting our operations of $4.6 million and $4 million for the three months ended June 30, 2010 and 2009, respectively, and $8.8 million and $8.6 million for the six months ended June 30, 2010 and 2009, respectively.

•	We paid Holly a $2.5 million finder’s fee in connection the acquisition of our 25% joint venture interest in the SLC Pipeline in the first quarter of 2009.

•
We distributed $8.8 million and $7.1 million for the three months ended June 30, 2010 and 2009, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions. We distributed $17.4 million and $14 million during the six months ended June 30, 2010 and 2009, respectively.

•	Accounts receivable from Holly were $16.7 million and $14.1 million at June 30, 2010 and December 31, 2009, respectively.
•	Accounts payable to Holly were $2.9 million and $2.4 million at June 30, 2010 and December 31, 2009, respectively.
•
Holly failed to meet its minimum volume commitment for each of the twenty quarters since inception of the Holly IPA. Through June 30, 2010, we have charged Holly $12.4 million for these shortfalls of which $0.7 million is included in affiliate accounts receivable at June 30, 2010 and December 31, 2009.

•
Revenues for the three and the six months ended June 30, 2010 include $0.5 million and $2.3 million of shortfalls billed under the Holly IPA in 2009 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2010 and December 31, 2009, includes $3.2 million and $3.6 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.2 million deferred at June 30, 2010.

•
We acquired the Tulsa east and Lovington storage assets, Roadrunner and Beeson Pipelines, Tulsa loading racks and a 16-inch intermediate pipeline from Holly in March 2010, December 2009, August 2009 and June 2009, respectively. See Note 3 for a description of these transactions.

Alon became a related party when it acquired all of our Class B subordinated units in connection with our acquisition of assets from them in February 2005. In May 2010, all of the conditions necessary to end the subordination period for the 937,500 Class B subordinated units originally issued to Alon were met and the units were converted into our common units on a one-for-one basis.
Related party transactions with Alon are as follows:
•
Revenues received from Alon were $4.6 million and $9.2 million for the three months ended June 30, 2010 and 2009, respectively, and $8.5 million and $17 million for the six months ended June 30, 2010 and 2009, respectively under the Alon PTA. Additionally, revenues received under a pipeline capacity lease agreement with Alon were $1.6 million and $1.7 million for three months ended June 30, 2010 and 2009, respectively, and $3.2 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.

•
We distributed $0.7 million for the three months ended June 30, 2010 and 2009, and $1.5 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, to Alon for distributions on its units.

•	Accounts receivable — trade include receivable balances from Alon of $4.5 million at June 30, 2010 and $4 million at December 31, 2009.
•
Revenues for the three and the six months ended June 30, 2010 include $1.1 million and $1.8 million, respectively, of shortfalls billed under the Alon PTA in 2010, as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2010 and December 31, 2009 includes $7.8 million and $4.8 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $7.8 million deferred at June 30, 2010.

Note 11: Partners’ Equity
Holly currently holds 7,290,000 of our common units and the 2% general partner interest, which together constitutes a 34% ownership interest in us.
Issuances of units
We issued 1,373,609 of our common units having a value of $53.5 million to Sinclair as partial consideration of our total $79.2 million purchase of Sinclair’s Tulsa logistics assets in December 2009.
We issued in a public offering 2,185,000 of our common units priced at $35.78 per unit in November 2009. Aggregate net proceeds of $74.9 million were used to fund the cash portion of our December 2009 asset acquisitions, to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
Additionally, we issued in a public offering 2,192,400 of our common units priced at $27.80 per unit in May 2009. Net proceeds of $58.4 million were used to repay outstanding borrowings under the Credit Agreement and for general partnership purposes.
We received aggregate capital contributions of $3.8 million from our general partner to maintain its 2% general partner interest concurrent with the 2009 common unit issuances described above.
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
The following table presents the allocation of the general partner interest in net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)

General partner interest in net income	$220	$304	$388	$392
General partner incentive distribution	2,689	1,545	5,167	2,750

Total general partner interest in net income attributable to HEP	$2,909	$1,849	$5,555	$3,142

Cash Distributions
Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.
On July 23, 2010, we announced our cash distribution for the first quarter of 2010 of $0.825 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid August 13, 2010 to all unitholders of record on August 3, 2010.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)

General partner interest	$427	$328	$844	$611
General partner incentive distribution	2,689	1,545	5,167	2,750

Total general partner distribution	3,116	1,873	6,011	3,361

Limited partner distribution	18,215	14,552	36,209	27,214

Total regular quarterly cash distribution	$21,331	$16,425	$42,220	$30,575

Cash distribution per unit applicable to limited partners	$0.825	$0.785	$1.640	$1.560

As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005 and the assets purchased from Holly in 2009 and March 2010 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $214.4 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.
Comprehensive Income
We have other comprehensive income (losses) resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$13,435	$16,819	$24,137	$22,753
Other comprehensive income (loss):
Change in fair value of cash flow hedge	(1,696)	4,417	(3,057)	4,267
Reclassification adjustment to net income on partial settlement of cash flow hedge	1,076	—	1,076	—

Other comprehensive income (loss)	(620)	4,417	(1,981)	4,267

Comprehensive income	12,815	21,236	22,156	27,020
Less noncontrolling interest in comprehensive income	—	(427)	—	(922)

Comprehensive income attributable to HEP unitholders	$12,815	$20,809	$22,156	$26,098

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

Condensed Consolidating Balance Sheet

		Guarantor
June 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,804	$—	$2,806
Accounts receivable	—	23,088	—	23,088
Intercompany accounts receivable (payable)	(35,489)	35,489	—	—
Prepaid and other current assets	62	877	—	939

Total current assets	(35,425)	62,258	—	26,833

Properties and equipment, net	—	430,250	—	430,250
Investment in subsidiaries	494,717	—	(494,717)	—
Transportation agreements, net	—	111,963	—	111,963
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,819	—	25,819
Other assets	1,242	600	—	1,842

Total assets	$460,534	$679,999	$(494,717)	$645,816

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,340	$—	$6,340
Accrued interest	7,670	18	—	7,688
Deferred revenue	—	10,923	—	10,923
Accrued property taxes	—	990	—	990
Other current liabilities	574	27	—	601

Total current liabilities	8,244	18,298	—	26,542

Long-term debt	332,479	155,000	—	487,479
Other long-term liabilities	—	11,984	—	11,984
Partners’ equity	119,811	494,717	(494,717)	119,811

Total liabilities and partners’ equity	$460,534	$679,999	$(494,717)	$645,816

Condensed Consolidating Balance Sheet

		Guarantor
December 31, 2009	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,506	$—	$2,508
Accounts receivable	—	18,767	—	18,767
Intercompany accounts receivable (payable)	(76,855)	76,855	—	—
Prepaid and other current assets	261	478	—	739
Current assets of discontinued operations	—	2,195	—	2,195

Total current assets	(76,592)	100,801	—	24,209

Properties and equipment, net	—	398,044	—	398,044
Investment in subsidiaries	458,381	—	(458,381)	—
Transportation agreements, net	—	115,436	—	115,436
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,919	—	25,919
Other assets	3,267	861	—	4,128

Total assets	$385,056	$690,170	$(458,381)	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,211	$—	$6,211
Accrued interest	2,849	14	—	2,863
Deferred revenue	—	8,402	—	8,402
Accrued property taxes	—	1,072	—	1,072
Other current liabilities	961	296	—	1,257

Total current liabilities	3,810	15,995	—	19,805

Long-term debt	184,827	206,000	—	390,827
Other long-term liabilities	2,555	9,794	—	12,349
Partners’ equity	193,864	458,381	(458,381)	193,864

Total liabilities and partners’ equity	$385,056	$690,170	$(458,381)	$616,845

Condensed Consolidating Statement of Income

		Guarantor
Three months ended June 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$37,079	$—	$37,079
Third parties	—	8,404	—	8,404

	—	45,483	—	45,483

Operating costs and expenses:
Operations	—	13,495	—	13,495
Depreciation and amortization	—	7,591	—	7,591
General and administrative	1,281	632	—	1,913

	1,281	21,718	—	22,999

Operating income (loss)	(1,281)	23,765	—	22,484

Equity in earnings of subsidiaries	20,833	—	(20,833)	—
Equity in earnings of SLC Pipeline	—	544	—	544
Interest income (expense)	(6,117)	(3,430)	—	(9,547)
Other	—	—	—	—

	14,716	(2,886)	(20,833)	(9,003)

Income (loss) before income taxes	13,435	20,879	(20,833)	13,481

State income tax	—	(46)	—	(46)

Net income	$13,435	$20,833	$(20,833)	$13,435

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended June 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$25,064	$—	$—	$25,064
Third parties	—	12,935	—	—	12,935

	—	37,999	—	—	37,999

Operating costs and expenses:
Operations	—	10,631	—	—	10,631
Depreciation and amortization	—	6,613	—	—	6,613
General and administrative	1,287	510	—	—	1,797

	1,287	17,754	—	—	19,041

Operating income (loss)	(1,287)	20,245	—	—	18,958

Equity in earnings of subsidiaries	19,554	996	—	(20,550)	—
Equity in earnings of SLC Pipeline	—	423	—	—	423
Interest income (expense)	(1,875)	(2,527)	—	—	(4,402)
Other	—	65	—	—	65

	17,679	(1,043)	—	(20,550)	(3,914)

Income (loss) from continuing operations before income taxes	16,392	19,202	—	(20,550)	15,044

State income tax	—	(93)	—	—	(93)

Income from continuing operations	16,392	19,109	—	(20,550)	14,951

Income from discontinued operations	—	445	1,423	(427)	1,441

Net income	$16,392	$19,554	$1,423	$(20,977)	$16,392

Condensed Consolidating Statement of Income

		Guarantor
Six months ended June 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$70,676	$—	$70,676
Third parties	—	15,503	—	15,503

	—	86,179	—	86,179

Operating costs and expenses:
Operations	—	26,555	—	26,555
Depreciation and amortization	—	14,801	—	14,801
General and administrative	3,082	1,394	—	4,476

	3,082	42,750	—	45,832

Operating income (loss)	(3,082)	43,429	—	40,347

Equity in earnings of subsidiaries	38,318	—	(38,318)	—
Equity in earnings of SLC Pipeline	—	1,025	—	1,025
Interest income (expense)	(11,099)	(5,989)	—	(17,088)
Other	—	(7)	—	(7)

	27,219	(4,971)	(38,318)	(16,070)

Income (loss) before income taxes	24,137	38,458	(38,318)	24,277

State income tax	—	(140)	—	(140)

Net income	$24,137	$38,318	$(38,318)	$24,137

Condensed Consolidating Statement of Income

		Guarantor	Non-
Six months ended June 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$43,387	$—	$—	$43,387
Third parties	—	23,944	—	—	23,944

	—	67,331	—	—	67,331

Operating costs and expenses:
Operations	—	20,973	—	—	20,973
Depreciation and amortization	—	12,629	—	—	12,629
General and administrative	1,985	1,146	—	—	3,131

	1,985	34,748	—	—	36,733

Operating income (loss)	(1,985)	32,583	—	—	30,598

Equity in earnings of subsidiaries	28,618	2,152	—	(30,770)	—
Equity in earnings of SLC Pipeline	—	598	—	—	598
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)
Interest income (expense)	(4,802)	(4,997)	—	—	(9,799)
Other	—	65	—	—	65

	23,816	(4,682)	—	(30,770)	(11,636)

Income (loss) from continuing operations before income taxes	21,831	27,901	—	(30,770)	18,962

State income tax	—	(166)	—	—	(166)

Income from continuing operations	21,831	27,735	—	(30,770)	18,796

Income from discontinued operations	—	883	3,074	(922)	3,035

Net income	$21,831	$28,618	$3,074	$(31,692)	$21,831

Condensed Consolidating Statement of Cash Flows

		Guarantor
Six months ended June 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$(103,599)	$148,785	$—	$45,186

Cash flows from investing activities
Additions to properties and equipment	—	(4,487)	—	(4,487)
Acquisition of assets from Holly Corporation	—	(39,040)	—	(39,040)

	—	(43,527)	—	(43,527)

Cash flows from financing activities
Net repayments under credit agreement	—	(51,000)	—	(51,000)
Net proceeds from issuance of senior notes	147,540	—	—	147,540
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	(53,960)	—	(53,960)
Distributions to HEP unitholders	(41,312)	—	—	(41,312)
Purchase of units for restricted grants	(2,276)	—	—	(2,276)
Deferred financing costs	(353)	—	—	(353)

	103,599	(104,960)	—	(1,361)

Cash and cash equivalents
Increase (decrease) for the period	—	298	—	298
Beginning of period	2	2,506	—	2,508

End of period	$2	$2,804	$—	$2,806

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Six months ended June 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$(31,418)	$61,676	$3,392	$(1,400)	$32,250

Cash flows from investing activities
Additions to properties and equipment	—	(55,962)	(64)	—	(56,026)
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)

	—	(81,462)	(64)	—	(81,526)

Cash flows from financing activities
Net borrowings under credit agreement	—	18,000	—	—	18,000
Proceeds from issuance of common units	58,355	—	—	—	58,355
Capital contribution from general partner	1,191	—	—	—	1,191
Distributions to HEP unitholders	(27,968)	—	(2,000)	2,000	(27,968)
Distributions to noncontrolling interest	—	—	—	(600)	(600)
Cost of issuing common units	(160)	—	—		(160)
Purchase of units for restricted grants	—	(616)	—	—	(616)

	31,418	17,384	(2,000)	1,400	48,202

Cash and cash equivalents
Increase (decrease) for the period	—	(2,402)	1,328	—	(1,074)
Beginning of period	2	3,706	1,561	—	5,269

End of period	$2	$1,304	$2,889	$—	$4,195

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
OVERVIEW
Holly Energy Partners, L.P. is a Delaware limited partnership. We own and operate petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support Holly Corporation’s (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. Holly currently owns a 34% interest in us including the 2% general partner interest. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City area.
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
2010 Acquisitions
Tulsa East / Lovington Storage Asset Transaction
On March 31, 2010, we acquired from Holly certain storage assets for $93 million, consisting of hydrocarbon storage tanks having approximately 2 million barrels of storage capacity, a rail loading rack and a truck unloading rack located at Holly’s Tulsa refinery east facility and an asphalt loading rack facility located at Holly’s Navajo refinery facility in Lovington, New Mexico.
2009 Acquisitions
Sinclair Logistics and Storage Assets Transaction
On December 1, 2009, we acquired from an affiliate of Sinclair Oil Company (“Sinclair”) storage tanks having approximately 1.4 million barrels of storage capacity and loading racks at its refinery located in Tulsa, Oklahoma for $79.2 million.
Roadrunner / Beeson Pipelines Transaction
Also on December 1, 2009, we acquired from Holly two newly constructed pipelines for $46.5 million, consisting of a 65-mile, 16-inch crude oil pipeline (the “Roadrunner Pipeline”) that connects the Navajo refinery Lovington facility to a terminus of Centurion Pipeline L.P.’s pipeline extending between west Texas and Cushing, Oklahoma and a 37-mile, 8-inch crude oil pipeline that connects our New Mexico crude oil gathering system to the Navajo refinery Lovington facility (the “Beeson Pipeline”).
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
Holly Capacity Expansion
Also in March 2009 Holly, our largest customer, completed a 15,000 barrels per stream day (“bpsd”) capacity expansion of its Navajo refinery increasing refining capacity to 100,000 bpsd, or by 18%.
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

At July 1, 2010, contractual minimums under our long-term service agreements are as follows:

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

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2010 and 2009.

	Three Months Ended		Change
	June 30,		from
	2010	2009	2009
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$12,067	$11,366	$701
Affiliates — intermediate pipelines	4,964	4,302	662
Affiliates — crude pipelines	9,728	6,751	2,977

	26,759	22,419	4,340
Third parties — refined product pipelines	6,455	11,098	(4,643)

	33,214	33,517	(303)

Terminals and loading racks:
Affiliates	10,320	2,645	7,675
Third parties	1,949	1,837	112

	12,269	4,482	7,787

Total revenues	45,483	37,999	7,484

Operating costs and expenses
Operations	13,495	10,631	2,864
Depreciation and amortization	7,591	6,613	978
General and administrative	1,913	1,797	116

	22,999	19,041	3,958

Operating income	22,484	18,958	3,526

Equity in earnings of SLC Pipeline	544	423	121
Interest income	2	2	—
Interest expense, including amortization	(9,549)	(4,404)	(5,145)
Other	—	65	(65)

	(9,003)	(3,914)	(5,089)

Income from continuing operations before income taxes	13,481	15,044	(1,563)

State income tax	(46)	(93)	47

Income from continuing operations	13,435	14,951	(1,516)

Income from discontinued operations, net of noncontrolling interest of $427 (1)	—	1,441	(1,441)

Net income	13,435	16,392	(2,957)

Less general partner interest in net income, including incentive distributions (2)	2,909	1,849	1,060

Limited partners’ interest in net income	$10,526	$14,543	$(4,017)

Limited partners’ earnings per unit — basic and diluted (2)
Income from continuing operations	$0.48	$0.74	$(0.26)
Income from discontinued operations	—	0.08	(0.08)

Net income	$0.48	$0.82	$(0.34)

Weighted average limited partners’ units outstanding	22,079	17,789	4,290

EBITDA (3)	$30,619	$27,759	$2,860

Distributable cash flow (4)	$22,673	$16,415	$6,258

Volumes from continuing operations (bpd) (1)
Pipelines:
Affiliates — refined product pipelines	98,464	94,738	3,726
Affiliates — intermediate pipelines	86,140	70,543	15,597
Affiliates — crude pipelines	141,263	142,598	(1,335)

	325,867	307,879	17,988
Third parties — refined product pipelines	34,844	43,854	(9,010)

	360,711	351,733	8,978

Terminals and loading racks:
Affiliates	186,515	115,221	71,294
Third parties	37,902	40,742	(2,840)

	224,417	155,963	68,454

Total for pipelines and terminal assets (bpd)	585,128	507,696	77,432

	Six Months Ended		Change
	June 30,		from
	2010	2009	2009
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$23,547	$18,919	$4,628
Affiliates — intermediate pipelines	10,756	6,068	4,688
Affiliates — crude pipelines	19,133	13,652	5,481

	53,436	38,639	14,797
Third parties — refined product pipelines	11,859	20,573	(8,714)

	65,295	59,212	6,083

Terminals and loading racks:
Affiliates	17,240	4,748	12,492
Third parties	3,644	3,371	273

	20,884	8,119	12,765

Total revenues	86,179	67,331	18,848

Operating costs and expenses
Operations	26,555	20,973	5,582
Depreciation and amortization	14,801	12,629	2,172
General and administrative	4,476	3,131	1,345

	45,832	36,733	9,099

Operating income	40,347	30,598	9,749

Equity in earnings of SLC Pipeline	1,025	598	427
SLC Pipeline acquisition costs	—	(2,500)	2,500
Interest income	5	8	(3)
Interest expense, including amortization	(17,093)	(9,807)	(7,286)
Other	(7)	65	(72)

	(16,070)	(11,636)	(4,434)

Income from continuing operations before income taxes	24,277	18,962	5,315

State income tax	(140)	(166)	26

Income from continuing operations	24,137	18,796	5,341

Income from discontinued operations, net of noncontrolling interest of $922 (1)	—	3,035	(3,035)

Net income	24,137	21,831	2,306

Less general partner interest in net income, including incentive distributions (2)	5,555	3,142	2,413

Limited partners’ interest in net income	$18,582	$18,689	$(107)

Limited partners’ earnings per unit — basic and diluted (2)
Income from continuing operations	$0.84	$0.92	$(0.08)
Income from discontinued operations	—	0.18	(0.18)

Net income	$0.84	$1.10	$(0.26)

Weighted average limited partners’ units outstanding	22,079	17,058	5,021

EBITDA (3)	$56,166	$44,943	$11,223

Distributable cash flow (4)	$42,831	$30,999	$11,832

Volumes from continuing operations (bpd) (1)
Pipelines:
Affiliates — refined product pipelines	95,937	78,628	17,309
Affiliates — intermediate pipelines	82,649	52,520	30,129
Affiliates — crude pipelines	138,094	132,459	5,635

	316,680	263,607	53,073
Third parties — refined product pipelines	32,850	46,557	(13,707)

	349,530	310,164	39,366

Terminals and loading racks:
Affiliates	175,218	99,118	76,100
Third parties	36,381	42,067	(5,686)

	211,599	141,185	70,414

Total for pipelines and terminal assets (bpd)	561,129	451,349	109,780

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

(3)
EBITDA is calculated as net income plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon GAAP. However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA also is used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Income from continuing operations	$13,435	$14,951	$24,137	$18,796

Add (subtract):
Interest expense	8,209	5,071	14,095	10,082
Amortization of discount and deferred debt issuance costs	264	177	458	353
Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	1,076	(844)	2,540	(628)
Interest income	(2)	(2)	(5)	(8)
State income tax	46	93	140	166
Depreciation and amortization	7,591	6,613	14,801	12,629
EBITDA from discontinued operations	—	1,700	—	3,553

EBITDA	$30,619	$27,759	$56,166	$44,943

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of equity in excess cash flows over earnings of SLC Pipeline, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It also is used by management for internal analysis and our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Income from continuing operations	$13,435	$14,951	$24,137	$18,796

Add (subtract):
Depreciation and amortization	7,591	6,613	14,801	12,629
Amortization of discount and deferred debt issuance costs	264	177	458	353
Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	1,076	(844)	2,540	(628)
Equity in excess cash flows over earnings of SLC Pipeline	174	167	352	220
Increase (decrease) in deferred revenue	1,414	(5,031)	2,521	(4,669)
SLC Pipeline acquisition costs*	—	—	—	2,500
Maintenance capital expenditures**	(1,281)	(1,299)	(1,978)	(1,717)
Distributable cash flow from discontinued operations	—	1,681	—	3,515

Distributable cash flow	$22,673	$16,415	$42,831	$30,999

*
We expensed the $2.5 million finder’s fee associated with our joint venture agreement with Plains that closed in March 2009. These costs directly relate to our interest in the new joint venture pipeline and are similar to expansion capital expenditures; accordingly, we have added back these costs to arrive at distributable cash flow.

**
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	June 30,	December 31,
	2010	2009
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$2,806	$2,508
Working capital	$291	$4,404
Total assets	$645,816	$616,845
Long-term debt (5)	$487,479	$390,827
Partners’ equity (6)	$119,811	$193,864

(5)	Includes $155 million and $206 million of credit agreement advances at June 30, 2010 and December 31, 2009, respectively.

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets transferred to us upon our initial public offering in 2004, the intermediate pipelines purchased from Holly in 2005, and the assets purchased from Holly in 2009 and March 2010 had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $214.4 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations — Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Summary
Income from continuing operations for the three months ended June 30, 2010 was $13.4 million, a $1.5 million decrease compared to the three months ended June 30, 2009. This decrease in overall earnings is due principally to a decrease in previously deferred revenue realized, a decrease in third-party shipments and increased interest expense.
Revenues for the three months ended June 30, 2010 include the recognition of $1.6 million of prior shortfalls billed to shippers in 2009 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $3.1 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2010. Such deferred revenue will be recognized in 2010 either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues from continuing operations for the three months ended June 30, 2010 were $45.5 million, a $7.5 million increase compared to the three months ended June 30, 2009. This is due principally to revenues attributable to our 2009 and March 2010 asset acquisitions and higher tariff rates on affiliate shipments. These factors were partially offset by a $4 million decrease in previously deferred revenue realized and a decrease in third-party shipments.
Revenues from our refined product pipelines were $18.5 million, a decrease of $3.9 million compared to the three months ended June 30, 2009. This decrease is due principally to a $3.7 million decrease in previously deferred revenue realized combined with an overall decrease in refined product shipments. Volumes on our refined product pipelines averaged 133.3 thousand barrels per day (“mbpd”) compared to 138.6 mbpd for the same period last year, reflecting a decline in third-party shipments that was partially offset by an increase in affiliate shipments.
Revenues from our intermediate pipelines were $5 million, an increase of $0.7 million compared to the three months ended June 30, 2009. This increase is due principally to volumes shipped on our 16-inch intermediate pipeline acquired in June 2009 that was partially offset by a $0.4 million decrease in previously deferred revenue realized. Shipments on our intermediate product pipeline system increased to an average of 86.1 mbpd compared to 70.5 mbpd for the same period last year.
Revenues from our crude pipelines were $9.7 million, an increase of $3 million compared to the three months ended June 30, 2009. This increase is due principally to $2.3 million in revenues attributable to our Roadrunner Pipeline agreement entered into in December 2009. Volumes on our crude pipelines averaged 141.3 mbpd compared to 142.6 mbpd for the same period last year.
Revenues from terminal, tankage and loading rack fees were $12.3 million, an increase of $7.8 million compared to the three months ended June 30, 2009. This increase includes $7.5 million in revenues attributable to volumes transferred and stored at our Tulsa facilities. Refined products terminalled in our facilities increased to an average of 224.4 mbpd compared to 156 mbpd for the same period last year.
Operations Expense
Operations expense for the three months ended June 30, 2010 increased by $2.9 million compared to the three months ended June 30, 2009. This increase was due principally to costs attributable to overall higher throughput volumes, including those from our 2009 and March 2010 asset acquisitions, and higher maintenance and payroll expense.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2010 increased by $1 million compared to the three months ended June 30, 2009. This was due to increased depreciation attributable to our 2009 and March 2010 asset acquisitions and capital projects. Additionally, effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years resulting in a $0.8 million reduction in depreciation expense for the three months ended June 30, 2010.

General and Administrative
General and administrative costs for the three months ended June 30, 2010 increased by $0.1 million compared to the three months ended June 30, 2009.
Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline were $0.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2010 totaled $9.5 million, an increase of $5.1 million compared to the three months ended June 30, 2009. This increase reflects interest on our 8.25% senior notes and costs of $1.1 million from a partial settlement of an interest rate swap. For the three months ended June 30, 2009, fair value adjustments to our interest rate swaps resulted in a $0.8 million reduction in interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 7.7% for the three months ended June 30, 2010 compared to 5.3% for 2009, reflecting interest on our 8.25% senior notes issued in March 2010.
State Income Tax
We recorded state income taxes of $46,000 and $93,000 for the three months ended June 30, 2010 and 2009, respectively, which are solely attributable to the Texas margin tax.
Discontinued Operations
We sold our interest in Rio Grande on December 1, 2009. Income from discontinued operations for the three months ended June 30, 2009 consists of earnings generated by Rio Grande of $1.4 million for the second quarter of 2009, presented net of earnings attributable to noncontrolling interest holders of $0.4 million.
Results of Operations — Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Summary
Income from continuing operations for the six months ended June 30, 2010 was $24.1 million, a $5.3 million increase compared to the six months ended June 30, 2009. This increase in overall earnings is due principally to overall increased shipments on our pipeline systems, earnings attributable to our 2009 and March 2010 asset acquisitions and higher tariff rates on affiliate shipments. These factors were partially offset by increased operating costs and expenses, and interest expense.
Revenues for the six months ended June 30, 2010 include the recognition of $4.1 million of prior shortfalls billed to shippers in 2009 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $6.6 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2010. Such deferred revenue will be recognized in 2010 either as payment for shipments in excess of guaranteed levels or when shipping rights expire unused after a twelve-month period.

Revenues
Total revenues from continuing operations for the six months ended June 30, 2010 were $86.2 million, an $18.8 million increase compared to the six months ended June 30, 2009. This increase is due principally to our recent asset acquisitions and higher tariffs on affiliate shipments, partially offset by a $4.7 million decrease in previously deferred revenue realized. On a year-to-date basis, overall pipeline shipments were up 13%, reflecting increased affiliate volumes attributable to Holly’s first quarter of 2009 Navajo refinery expansion, including volumes shipped on our new 16-inch intermediate and Beeson pipelines, partially offset by a decrease in third-party shipments. Additionally, prior year affiliate shipments reflect lower volumes as a result of production downtime during a major maintenance turnaround of the Navajo refinery during the first quarter of 2009.
Revenues from our refined product pipelines were $35.4 million, a decrease of $4.1 million compared to the six months ended June 30, 2009. This decrease is due principally to a $5.9 million decrease in previously deferred revenue realized that was partially offset by a slight increase in refined product shipments. Volumes on our refined product pipeline system averaged 128.8 mbpd compared to 125.2 mbpd for the same period last year reflecting an increase in affiliate shipments, partially offset by a decline in third-party shipments.
Revenues from our intermediate pipelines were $10.8 million, an increase of $4.7 million compared to the six months ended June 30, 2009. This increase includes a $1.2 million increase in previously deferred revenue realized. Additionally, shipments on our intermediate product pipeline system increased to an average of 82.6 mbpd compared to 52.5 mbpd for the same period last year reflecting volumes shipped on our 16-inch intermediate pipeline acquired in June 2009.
Revenues from our crude pipelines were $19.1 million, an increase of $5.5 million compared to the six months ended June 30, 2009. This increase is due principally to $4.6 million in revenues attributable to our Roadrunner Pipeline agreement entered into in December 2009. Additionally, shipments on our crude pipeline system increased to an average of 138.1 mbpd during the six months ended June 30, 2010 compared to 132.5 mbpd for the same period last year reflecting increased affiliate shipments.
Revenues from terminal, tankage and loading rack fees were $20.9 million, an increase of $12.8 million compared to the six months ended June 30, 2009. This increase includes $11.9 million in revenues attributable to volumes transferred and stored at our Tulsa facilities acquired in 2009 and March 2010. Refined products terminalled in our facilities increased to an average of 211.6 mbpd compared to 141.2 mbpd for the same period last year.
Operations Expense
Operations expense for the six months ended June 30, 2010 increased by $5.6 million compared to the six months ended June 30, 2009. This increase was due principally to costs attributable to overall higher throughput volumes, including those from our recent asset acquisitions, and higher maintenance and payroll expense.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2010 increased by $2.2 million compared to the six months ended June 30, 2009. This was due to increased depreciation attributable to our 2009 and March 2010 asset acquisitions and capital projects. Additionally, effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years resulting in a $1.5 million reduction in depreciation expense for the six months ended June 30, 2010.
General and Administrative
General and administrative costs for the six months ended June 30, 2010 increased by $1.3 million compared to the six months ended June 30, 2009, due principally to increased professional fees, including costs attributable to our March 2010 asset acquisitions.

Equity in Earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition our SLC Pipeline joint venture interest in March 2009. As a result of accounting requirements, we were required to expense rather than capitalize these direct acquisition costs.
Interest Expense
Interest expense for the six months ended June 30, 2010 totaled $17.1 million, an increase of $7.3 million compared to the six months ended June 30, 2009. This increase reflects interest on our 8.25% senior notes and costs of $1.1 million from a partial settlement of an interest rate swap. Fair value adjustments to our interest rate swaps resulted in a $1.5 million non-cash charge to interest expense for the six months ended June 30, 2010 compared to a $0.6 million non-cash reduction for the six months ended June 30, 2009. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 6.8% for the six months ended June 30, 2010 compared to 5.3% for 2009 reflecting interest on our 8.25% senior notes issued in March 2010.
State Income Tax
We recorded state income taxes of $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, which are solely attributable to the Texas margin tax.
Discontinued Operations
We sold our interest in Rio Grande on December 1, 2009. Income from discontinued operations for the six months ended June 30, 2009 consists of earnings generated by Rio Grande of $3 million for the first six months of 2009, presented net of earnings attributable to noncontrolling interest holders of $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. During the six months ended June 30, 2010, we received advances totaling $39 million and repaid $90 million, resulting in the net repayment of $51 million in advances. As of June 30, 2010, we had $155 million outstanding under the Credit Agreement.
In March 2010, we issued $150 million in aggregate principal amount of 8.25% senior notes maturing March 15, 2018 (the “8.25% Senior Notes”). A portion of the $147.5 million in net proceeds received was used to fund our $93 million purchase of the Tulsa and Lovington storage assets from Holly on March 31, 2010. Additionally, we used a portion to repay $42 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures. In addition, we have outstanding $185 million in aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) that are registered with the SEC.

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
In February and May 2010 we paid regular quarterly cash distributions of $0.805 and $0.815, on all units in an aggregate amount of $41.3 million. Included in these distributions were $4.7 million of payments to the general partner as an incentive distribution.
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the six months ended June 30, 2009, net cash flows from our discontinued Rio Grande operations were $4.1 million.
Cash and cash equivalents increased by $0.3 million during the six months ended June 30, 2010. Cash flows provided by operating activities of $45.2 million exceeded the combined cash flows used for investing and financing activities of $43.5 million and $1.4 million, respectively. Working capital for the six months ended June 30, 2010 decreased by $4.1 million.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $12.9 million from $32.3 million for the six months ended June 30, 2009 to $45.2 million for the six months ended June 30, 2010. This increase is due principally to $18 million in additional cash collections from our major customers, resulting principally from increased revenues, partially offset by year-over-year changes in payments attributable to costs of increased operations.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. For the six months ended June 30, 2010, we received cash payments of $6.2 million under these commitments. We billed $4.1 million during the six months ended June 30, 2009 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the six months ended June 30, 2010. Another $3.1 million is included in our accounts receivable at June 30, 2010 related to shortfalls that occurred during the second quarter of 2010.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $38 million from $81.5 million for the six months ended June 30, 2009 to $43.5 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we acquired storage assets from Holly for $39 million and invested $4.5 million in additions to properties and equipment. For the six months ended June 30, 2009, we acquired Holly’s 16-inch intermediate pipeline and our SLC Pipeline joint venture interest costing $34.2 million and $25.5 million, respectively, and invested $21.8 million in additions to properties and equipment.
Cash Flows — Financing Activities
Cash flows used for financing activities was $1.4 million compared to cash provided by financing activities of $48.2 for the six months ended June 30, 2009, a decrease of $49.6 million. During the six months ended June 30, 2010, we received $39 million and repaid $90 million in advances under the Credit Agreement. Additionally, we received $147.5 million in net proceeds and incurred $0.4 million in financing costs upon the issuance of the 8.25% Senior Notes. During the six months ended June 30, 2010, we paid $41.3 million in regular quarterly cash distributions to our general and limited partners, paid $54 million in excess of Holly’s transferred basis in the storage assets acquired in March 2010 and paid $2.3 million for the purchase of common units for recipients of our restricted unit incentive grants. For the six months ended June 30, 2009, we received $99 million and repaid $81 million in advances under the Credit Agreement. We also received $58.4 million in proceeds and incurred $0.2 million in costs with respect to our May 2009 equity offering. Additionally, for the six months ended June 30, 2009 we paid aggregate cash distributions to all HEP unitholders, including the general partner interest, of $28 million. We also received a $1.2 million capital contribution from our general partner and paid $0.6 million during the six months ended June 30, 2009 for the purchase of common units for recipients of restricted grants.

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
Each year the Holly Logistics Services, L.L.C. (“HLS”) board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2010 capital budget is comprised of $5.3 million for maintenance capital expenditures and $6 million for expansion capital expenditures. In March 2010, the HLS board of directors approved our $93 million acquisition of the Tulsa east storage tank and loading rack assets and Lovington asphalt rack loading facility from Holly on March 31, 2010.
We are currently discussing a project with Holly in which we would build four to five interconnecting pipelines between Holly’s Tulsa east and west refining facilities. The project, which has not been finalized, would cost approximately $30 million to complete with construction expected to begin later this year.
We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interests in the UNEV Pipeline, a joint venture pipeline currently under construction that will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The current total cost of the pipeline project including terminals is expected to be approximately $290 million. This includes a project scope change that includes the construction of ethanol blending and storage facilities at the Cedar City terminal. Holly has announced the commencement of the final construction phase of the pipeline and expects the pipeline to be mechanically complete in the second quarter of 2011.
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

We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of June 30, 2010, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At June 30, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At June 30, 2010, we are subject to a .30% commitment fee on the $145 million unused portion of the Credit Agreement. The agreement expires in August 2011. At that time, the agreement will terminate and all outstanding amounts thereunder will become due and payable.
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

The carrying amounts of our long-term debt are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$155,000	$206,000
6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,774)	(1,964)
Unamortized premium — dedesignated fair value hedge	1,617	1,791

	184,843	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,364)	—

	147,636	—

Total long-term debt	$487,479	$390,827

See “Risk Management” for a discussion of our interest rate swaps.
Contractual Obligations
During the six months ended June 30, 2010, we repaid net advances of $51 million resulting in $155 million of outstanding principal under the Credit Agreement at June 30, 2010.
In March 2010, we issued $150 million aggregate principal amount of 8.25% Senior Notes maturing March 15, 2018.
There were no other significant changes to our long-term contractual obligations during this period.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2010 and 2009.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. As of June 30, 2010, we have an accrual of $0.4 million that relates to environmental clean-up projects. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
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
As of June 30, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts our $155 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equals an effective interest rate of 5.49% as of June 30, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive income. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive income to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
Additional information on our interest rate swap as of June 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $155 million LIBOR based debt	Other long-term liabilities	$11,122	Accumulated other comprehensive loss	$11,122

We review publicly available information on our counterparty in order to review and monitor its financial stability and assess its ongoing ability to honor its commitment under the interest rate swap contract. This counterparty is a large financial institution. Furthermore, we have not experienced, nor do we expect to experience, any difficulty in the counterparty honoring its commitment.
The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.
At June 30, 2010, we had an outstanding principal balance on our 6.25% Senior Notes and 8.25% Senior Notes of $185 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2010, the fair value of our 6.25% Senior Notes and 8.25% Senior Notes were $173.9 million and $148.5 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.25% Senior Notes and 8.25% Senior Notes at June 30, 2010 would result in a change of approximately $5.3 million and $6.9 million, respectively, in the fair value of the underlying notes.
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2010, outstanding principal under the Credit Agreement was $155 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155 million of outstanding principal to a fixed rate of 5.49%.

At June 30, 2010, our cash and cash equivalents included highly liquid investments with a maturity of six months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
Item 6. Exhibits

4.1	+
Seventh Supplemental Indenture, dated as of April 14, 2010, among Holly Energy Storage- Tulsa LLC, Holly Energy Storage-Lovington LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association.

4.2	+	Eighth Supplemental Indenture, dated as of June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association.

4.3	+
First Supplemental Indenture, dated as of April 14, 2010, among Holly Energy Storage-Tulsa LLC, Holly Energy Storage-Lovington LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association.

4.4	+	Second Supplemental Indenture, dated as of June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors, and U.S. Bank National Association.

10.1	+
Amendment to First Amended and Restated Pipelines, Tankage and Loading Rack Throughput Agreement (Tulsa East), dated as of June 11, 2010, by and between Holly Refining & Marketing-Tulsa LLC, HEP Tulsa LLC and Holly Energy Storage-Tulsa LLC.

10.2	+*	Form of Holly Logistic Services, L.L.C. Performance Unit Agreement.

12.1	+	Computation of Ratio of Earnings to Fixed Charges.

31.1	+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

++	Furnished herewith.

*	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: July 30, 2010	/s/ Bruce R. Shaw Bruce R. Shaw
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott C. Surplus Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)