Form 10-Q
period 2010-09-30
HOLLY ENERGY PARTNERS LP
filed 2010-10-29
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at October 22, 2010 was 22,078,509.

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

Item 1. Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	September 30,
	2010	December 31,
	(Unaudited)	2009
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$706	$2,508
Accounts receivable:
Trade	3,720	4,693
Affiliates	17,599	14,074

	21,319	18,767

Prepaid and other current assets	1,121	739
Current assets of discontinued operations	—	2,195

Total current assets	23,146	24,209

Properties and equipment, net	424,806	398,044
Transportation agreements, net	110,226	115,436
Goodwill	49,109	49,109
Investment in SLC Pipeline	25,513	25,919
Other assets	1,784	4,128

Total assets	$634,584	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$2,978	$3,860
Affiliates	2,808	2,351

	5,786	6,211

Accrued interest	1,532	2,863
Deferred revenue	11,681	8,402
Accrued property taxes	1,497	1,072
Other current liabilities	1,042	1,257
Credit agreement borrowings	157,000	—

Total current liabilities	178,538	19,805

Long-term debt	332,564	390,827
Other long-term liabilities	12,534	12,349

Partners’ equity:
Common unitholders (22,078,509 units and 21,141,009 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	266,957	275,553
Class B subordinated unitholders (937,500 units issued and outstanding at December 31, 2009)	—	21,426
General partner interest (2% interest)	(144,184)	(93,974)
Accumulated other comprehensive loss	(11,825)	(9,141)

Total partners’ equity	110,948	193,864

Total liabilities and partners’ equity	$634,584	$616,845

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Revenues:
Affiliates	$37,312	$28,359	$107,988	$71,746
Third parties	9,237	12,446	24,740	36,390

	46,549	40,805	132,728	108,136

Operating costs and expenses:
Operations	13,632	11,103	40,187	32,076
Depreciation and amortization	7,237	6,580	22,038	19,209
General and administrative	1,508	1,848	5,984	4,979

	22,377	19,531	68,209	56,264

Operating income	24,172	21,274	64,519	51,872

Other income (expense):
Equity in earnings of SLC Pipeline	570	711	1,595	1,309
SLC Pipeline acquisition costs	—	—	—	(2,500)
Interest income	1	2	6	10
Interest expense	(8,417)	(6,418)	(25,510)	(16,225)
Other	9	—	2	65

	(7,837)	(5,705)	(23,907)	(17,341)

Income from continuing operations before income taxes	16,335	15,569	40,612	34,531

State income tax	(76)	(100)	(216)	(266)

Income from continuing operations	16,259	15,469	40,396	34,265

Income from discontinued operations, net of noncontrolling interest of $269 and $1,191, respectively	—	1,070	—	4,105

Net income	16,259	16,539	40,396	38,370

Less general partner interest in net income, Including incentive distributions	3,172	2,022	8,727	5,163

Limited partners’ interest in net income	$13,087	$14,517	$31,669	$33,207

Limited partners’ per unit interest in earnings — basic and diluted:
Income from continuing operations	$0.59	$0.73	$1.43	$1.66
Income from discontinued operations	—	0.05	—	0.23

Net income	$0.59	$0.78	$1.43	$1.89

Weighted average limited partners’ units outstanding	22,079	18,520	22,079	17,546

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009 (1)
	(In thousands)
Cash flows from operating activities
Net income	$40,396	$38,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,038	19,929
Equity in earnings of SLC Pipeline, net of distributions	406	(1,309)
Change in fair value — interest rate swaps	1,464	300
Noncontrolling interest in earnings of Rio Grande Pipeline Company	—	1,191
Amortization of restricted and performance units	1,770	631
(Increase) decrease in current assets:
Accounts receivable — trade	973	117
Accounts receivable — affiliates	(3,525)	(1,781)
Prepaid and other current assets	(382)	(477)
Current assets of discontinued operations	2,195	—
Increase (decrease) in current liabilities:
Accounts payable — trade	(882)	(2,815)
Accounts payable — affiliates	457	(237)
Accrued interest	(1,331)	(1,929)
Deferred revenue	3,279	(8,076)
Accrued property taxes	425	341
Other current liabilities	(215)	(137)
Other, net	(939)	670

Net cash provided by operating activities	66,129	44,788

Cash flows from investing activities
Additions to properties and equipment	(8,054)	(27,478)
Acquisition of assets from Holly Corporation	(35,526)	(46,000)
Investment in SLC Pipeline	—	(25,500)

Net cash used for investing activities	(43,580)	(98,978)

Cash flows from financing activities
Borrowings under credit agreement	52,000	197,000
Repayments of credit agreement borrowings	(101,000)	(152,000)
Proceeds from issuance of senior notes	147,540	—
Proceeds from issuance of common units	—	58,355
Contribution from general partner	—	1,191
Distributions to HEP unitholders	(62,648)	(44,393)
Distributions to noncontrolling interest	—	(600)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	(57,474)	(5,700)
Purchase of units for restricted grants	(2,276)	(616)
Deferred financing costs	(493)	—
Cost of issuing common units	—	(266)

Net cash provided by (used for) financing activities	(24,351)	52,971

Cash and cash equivalents
Increase (decrease) for the period	(1,802)	(1,219)
Beginning of period	2,508	5,269

End of period	$706	$4,050

(1)	Includes cash flows attributable to discontinued operations.
See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity
(Unaudited)

				Accumulated
		Class B	General	Other
	Common	Subordinated	Partner	Comprehensive
	Units	Units	Interest	Loss	Total
	(In thousands)

Balance December 31, 2009	$275,553	$21,426	$(93,974)	$(9,141)	$193,864

Conversion of Class B subordinated units to common units	20,588	(20,588)	—	—	—
Distributions to HEP unitholders	(60,302)	(1,519)	(827)	—	(62,648)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	—	(57,474)	—	(57,474)
Purchase of units for restricted grants	(2,276)	—	—	—	(2,276)
Amortization of restricted and performance units	1,770	—	—	—	1,770
Comprehensive income:
Net income	31,624	681	8,091	—	40,396
Other comprehensive loss	—	—	—	(2,684)	(2,684)

Comprehensive income	31,624	681	8,091	(2,684)	37,712

Balance September 30, 2010	$266,957	$—	$(144,184)	$(11,825)	$110,948

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
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2009, net cash flows from our discontinued Rio Grande operations were $5.7 million.

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
We are a controlled subsidiary of Holly. In accounting for these acquisitions from Holly, we recorded total property and equipment at Holly’s cost basis of $35.5 million and the purchase price in excess of Holly’s basis in the assets of $57.5 million as a decrease to our partners’ equity.
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
Our debt consists of outstanding principal under our revolving credit agreement (the “Credit Agreement”), our 6.25% senior notes due 2015 (the “6.25% Senior Notes”) and our 8.25% senior notes due 2018 (the “8.25% Senior Notes”). The $157 million carrying amount of outstanding debt under our Credit Agreement at September 30, 2010, approximates fair value as interest rates are reset frequently using current rates. The estimated fair values of our 6.25% Senior Notes and 8.25% Senior Notes were $183.2 million and $156.8 million, respectively, at September 30, 2010. These fair value estimates are based on market quotes provided from a third-party bank. See Note 8 for additional information on these instruments.
Fair Value Measurements
Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. U.S. generally accepted accounting principles (“GAAP”) categorizes inputs used in fair value measurements into three broad levels as follows:
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

We have an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs that as of September 30, 2010 represented a liability having a fair value of $11.8 million. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreement. Our measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 8 for additional information on our interest rate swap.

Note 5: Properties and Equipment

	September 30,	December 31,
	2010	2009
	(In thousands)

Pipelines and terminals (1)	$493,182	$455,075
Land and right of way	25,257	25,230
Other	13,926	12,528
Construction in progress	14,417	10,484

	546,782	503,317
Less accumulated depreciation	121,976	105,273

	$424,806	$398,044

(1)
We periodically evaluate estimated useful lives of our properties and equipment. Effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years. This change in estimated useful lives resulted in a $2.2 million reduction in depreciation expense for the nine months ended September 30, 2010.

We capitalized $0.4 million and $0.9 million in interest related to major construction projects during the nine months ended September 30, 2010 and 2009, respectively.
Note 6: Transportation Agreements
Our transportation agreements consist of the following:
•
The Alon pipelines and terminals agreement (the “Alon PTA”) represents a portion of the total purchase price of the Alon assets acquired in 2005 that was allocated based on an estimated fair value derived under an income approach. This asset is being amortized over 30 years ending 2035, the 15-year initial term of the Alon PTA plus the expected 15-year extension period.

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

The carrying amounts of our transportation agreements are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	23,938	18,728

	$110,226	$115,436

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

Note 7: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with Holly. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.8 million for the three months ended September 30, 2010 and 2009 and $2.1 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of September 30, 2010, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.4 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. We currently purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At September 30, 2010, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 169,939 had not yet been granted.
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
A summary of restricted unit activity and changes during the nine months ended September 30, 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2010 (nonvested)	53,271	$34.31
Granted	36,755	43.13
Vesting and transfer of full ownership to recipients	(41,505)	38.53
Forfeited	(1,226)	34.28

Outstanding at September 30, 2010 (nonvested)	47,295	$37.47	0.9 year	$2,424

The fair value of restricted units that were vested and transferred to recipients during the nine months ended September 30, 2010 and 2009 were $1.6 million and $1.2 million, respectively. As of September 30, 2010, there was $0.7 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 0.9 year.
During the nine months ended September 30, 2010, we paid $2.3 million for the purchase of 53,952 of our common units in the open market for the recipients of our restricted unit grants.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted in 2010 are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. Performance units granted in 2009 and 2008 are payable based upon the growth in distributions on our common units during the requisite period, and vest over a period of three years. As of September 30, 2010, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.
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
A summary of performance unit activity and changes during the nine months ended September 30, 2010 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2010 (nonvested)	54,771
Granted	16,965
Vesting and transfer of common units to recipients	(11,785)
Forfeited	(536)

Outstanding at September 30, 2010 (nonvested)	59,415

The fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively. Based on the weighted average fair value at September 30, 2010 of $32.97, there was $1 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Note 8: Debt
Credit Agreement
We have a $300 million senior secured revolving Credit Agreement expiring in August 2011. The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. Advances under the Credit Agreement that are designated for working capital are classified as short-term liabilities. Other advances under the Credit Agreement, including advances used for the financing of capital projects, are classified as long-term liabilities. During the nine months ended September 30, 2010, we received advances totaling $52 million and repaid $101 million, resulting in the net repayment of $49 million in advances. As of September 30, 2010, we had $157 million outstanding under the Credit Agreement that was used to finance acquisitions and capital projects. The Credit Agreement expires in August 2011; therefore, outstanding borrowings, all of which were previously classified as long-term liabilities, are currently classified as current liabilities. We intend to renew the credit agreement prior to expiration and to continue to finance outstanding credit agreement borrowings. Upon renewal of the Credit Agreement, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt.
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

We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of September 30, 2010, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). At September 30, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2010, we are subject to a .30% commitment fee on the $143 million unused portion of the Credit Agreement.
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
Our 6.25% Senior Notes having an aggregate principal amount of $185 million mature March 1, 2015 and are registered with the SEC. The 6.25% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and have certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.

The carrying amounts of our debt are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$157,000	$206,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,679)	(1,964)
Unamortized premium — dedesignated fair value hedge	1,531	1,791

	184,852	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,288)	—

	147,712	—

Total debt	489,564	390,827

Less credit agreement borrowings classified as current liabilities	157,000	—

Total long-term debt	$332,564	$390,827

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of September 30, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equals an effective interest rate of 5.49% as of September 30, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive loss to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
Additional information on our interest rate swap as of September 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $155 million LIBOR based debt	Other long-term liabilities	$11,825	Accumulated other comprehensive loss	$11,825

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
For the nine months ended September 30, 2010 and 2009, we recognized $1.5 million and $0.3 million in non-cash charges to interest expense as a result of fair value adjustments to our interest rate swaps.
We have a deferred hedge premium that relates to the application of hedge accounting to the Variable Rate Swap prior to its hedge dedesignation in 2008. This deferred hedge premium having a balance of $1.5 million at September 30, 2010, is being amortized as a reduction to interest expense over the remaining term of the 6.25% Senior Notes.
Interest Expense and Other Debt Information
Interest expense consists of the following components:

	September 30,	September 30,
	2010	2009
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$6,908	$7,745
6.25% Senior Notes, net of interest on interest rate swaps	8,514	8,320
8.25% Senior Notes	6,940	—
Partial settlement of interest rate swap — cash flow hedge	1,076	—
Net fair value adjustments to interest rate swaps	1,464	300
Net amortization of discount and deferred debt issuance costs	710	529
Commitment fees	286	202

Total interest incurred	25,898	17,096

Less capitalized interest	388	871

Net interest expense	$25,510	$16,225

Cash paid for interest (1)	$29,515	$18,307

(1)	Net of cash received under our interest rate swap agreements of $1.9 million for the nine months ended September 30, 2010 and $3.8 million for the nine months ended September 30, 2009.
Note 9: Significant Customers
All revenues are domestic revenues, of which 95 percent are currently generated from our two largest customers: Holly and Alon. The major part of our revenues is derived from activities conducted in the southwest United States.
The following table presents the percentage of total revenues from continuing operations generated by each of these customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Holly	80%	70%	81%	66%
Alon	15%	26%	14%	29%

Note 10: Related Party Transactions
Holly and Alon Agreements
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to assets acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to assets acquired from Holly in 2008);
•	Holly PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east facilities acquired from Sinclair in 2009 and from Holly in March 2010);
•	Holly RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline acquired from Holly in 2009);
•	Holly ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west facilities acquired from Holly in 2009);
•	Holly NPA (natural gas pipeline throughput agreement expiring in 2024); and
•	Holly ATA (asphalt loading rack throughput agreement expiring in 2025 that relates to the Lovington facility acquired from Holly in March 2010).
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues will be adjusted each year at a percentage change based upon the change in the Producer Price Index (“PPI”) but will not decrease as a result of a decrease in the PPI. Under these agreements, the agreed upon tariff rates are adjusted each year on July 1 at a rate based upon the percentage change in the PPI or the Federal Energy Regulatory Commission (“FERC”) index, but with the exception of the Holly IPA, generally will not decrease as a result of a decrease in the PPI or FERC index. The FERC index is the change in the PPI plus a FERC adjustment factor that is reviewed periodically. Following the July 1, 2010 PPI adjustment, which was insignificant, these agreements with Holly will result in minimum annualized payments to us of $133 million.
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

Related party transactions with Holly are as follows:
•
Revenues received from Holly were $37.3 million and $28.4 million for the three months ended September 30, 2010 and 2009, respectively, and $108 million and $71.7 million for the nine months ended September 30, 2010 and 2009, respectively.

•
Holly charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended September 30, 2010 and 2009 and $1.7 million for the nine months ended September 30, 2010 and 2009.

•
We reimbursed Holly for costs of employees supporting our operations of $4.8 million and $4.2 million for the three months ended September 30, 2010 and 2009, respectively, and $13.6 million and $12.8 million for the nine months ended September 30, 2010 and 2009, respectively.

•	We paid Holly a $2.5 million finder’s fee in connection the acquisition of our 25% joint venture interest in the SLC Pipeline in the first quarter of 2009.
•
We distributed $9.1 million and $7.6 million for the three months ended September 30, 2010 and 2009, respectively, to Holly as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions. We distributed $26.5 million and $21.6 million during the nine months ended September 30, 2010 and 2009, respectively.

•	Accounts receivable from Holly were $17.6 million and $14.1 million at September 30, 2010 and December 31, 2009, respectively.
•	Accounts payable to Holly were $2.8 million and $2.4 million at September 30, 2010 and December 31, 2009, respectively.
•
Revenues for the three and the nine months ended September 30, 2010 include $0.6 million and $2.9 million of shortfalls billed under the Holly IPA in 2009 as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2010 and December 31, 2009, includes $3.4 million and $3.6 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.4 million deferred at September 30, 2010.

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
Related party transactions with Alon are as follows:
•
Revenues received from Alon were $5.4 million and $8.8 million for the three months ended September 30, 2010 and 2009, respectively, and $13.8 million and $25.8 million for the nine months ended September 30, 2010 and 2009, respectively under the Alon PTA. Additionally, revenues received under a pipeline capacity lease agreement with Alon were $1.7 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and $4.9 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively.

•	Accounts receivable — trade include receivable balances from Alon of $3.6 million at September 30, 2010 and $4 million at December 31, 2009.

•
Revenues for the three and the nine months ended September 30, 2010 include $1.1 million and $2.9 million, respectively, of shortfalls billed under the Alon PTA in 2010, as Alon did not exceed its minimum revenue obligation in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2010 and December 31, 2009 includes $8.3 million and $4.8 million, respectively, relating to the Alon PTA. It is possible that Alon may not exceed its minimum obligations under the Alon PTA to allow Alon to receive credit for any of the $8.3 million deferred at September 30, 2010.

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
Allocations of Net Income
Net income attributable to Holly Energy Partners, L.P. is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions is allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.
The following table presents the allocation of the general partner interest in net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

General partner interest in net income	$271	$300	$659	$691
General partner incentive distribution	2,901	1,722	8,068	4,472

Total general partner interest in net income attributable to HEP	$3,172	$2,022	$8,727	$5,163

Cash Distributions
Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.
On October 26, 2010, we announced our cash distribution for the third quarter of 2010 of $0.835 per unit. The distribution is payable on all common, subordinated, and general partner units and will be paid November 12, 2010 to all unitholders of record on November 5, 2010.
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)

General partner interest	$436	$336	$1,280	$947
General partner incentive distribution	2,901	1,722	8,068	4,472

Total general partner distribution	3,337	2,058	9,348	5,419
Limited partner distribution	18,435	14,723	54,566	41,938

Total regular quarterly cash distribution	$21,772	$16,781	$63,914	$47,357

Cash distribution per unit applicable to limited partners	$0.835	$0.795	$2.475	$2.355

As a master limited partnership, we distribute our available cash, which has historically exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from Holly while under common control of Holly had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $217.9 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.
Comprehensive Income (Loss)
We have other comprehensive income (loss) resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$16,259	$16,808	$40,396	$39,561
Other comprehensive income (loss):
Change in fair value of cash flow hedge	(703)	(1,482)	(3,760)	2,786
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	—	1,076	—

Other comprehensive income (loss)	(703)	(1,482)	(2,684)	2,786

Comprehensive income	15,556	15,326	37,712	42,347
Less noncontrolling interest in comprehensive income	—	269	—	1,191

Comprehensive income attributable to HEP unitholders	$15,556	$15,057	$37,712	$41,156

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

Condensed Consolidating Balance Sheet

		Guarantor
September 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$704	$—	$706
Accounts receivable	—	21,319	—	21,319
Intercompany accounts receivable (payable)	(73,158)	73,158	—	—
Prepaid and other current assets	368	753	—	1,121

Total current assets	(72,788)	95,934	—	23,146

Properties and equipment, net	—	424,806	—	424,806
Investment in subsidiaries	517,300	—	(517,300)	—
Transportation agreements, net	—	110,226	—	110,226
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,513	—	25,513
Other assets	1,314	470	—	1,784

Total assets	$445,826	$706,058	$(517,300)	$634,584

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,786	$—	$5,786
Accrued interest	1,514	18	—	1,532
Deferred revenue	—	11,681	—	11,681
Accrued property taxes	—	1,497	—	1,497
Other current liabilities	800	242	—	1,042
Credit agreement borrowings	—	157,000	—	157,000

Total current liabilities	2,314	176,224	—	178,538

Long-term debt	332,564	—	—	332,564
Other long-term liabilities	—	12,534	—	12,534
Partners’ equity	110,948	517,300	(517,300)	110,948

Total liabilities and partners’ equity	$445,826	$706,058	$(517,300)	$634,584

Condensed Consolidating Balance Sheet

		Guarantor
December 31, 2009	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,506	$—	$2,508
Accounts receivable	—	18,767	—	18,767
Intercompany accounts receivable (payable)	(76,855)	76,855	—	—
Prepaid and other current assets	261	478	—	739
Current assets of discontinued operations	—	2,195	—	2,195

Total current assets	(76,592)	100,801	—	24,209

Properties and equipment, net	—	398,044	—	398,044
Investment in subsidiaries	458,381	—	(458,381)	—
Transportation agreements, net	—	115,436	—	115,436
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,919	—	25,919
Other assets	3,267	861	—	4,128

Total assets	$385,056	$690,170	$(458,381)	$616,845

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,211	$—	$6,211
Accrued interest	2,849	14	—	2,863
Deferred revenue	—	8,402	—	8,402
Accrued property taxes	—	1,072	—	1,072
Other current liabilities	961	296	—	1,257

Total current liabilities	3,810	15,995	—	19,805

Long-term debt	184,827	206,000	—	390,827
Other long-term liabilities	2,555	9,794	—	12,349
Partners’ equity	193,864	458,381	(458,381)	193,864

Total liabilities and partners’ equity	$385,056	$690,170	$(458,381)	$616,845

Condensed Consolidating Statement of Income

		Guarantor
Three months ended September 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$37,312	$—	$37,312
Third parties	—	9,237	—	9,237

	—	46,549	—	46,549

Operating costs and expenses:
Operations	—	13,632	—	13,632
Depreciation and amortization	—	7,237	—	7,237
General and administrative	888	620	—	1,508

	888	21,489	—	22,377

Operating income (loss)	(888)	25,060	—	24,172

Equity in earnings of subsidiaries	23,285	—	(23,285)	—
Equity in earnings of SLC Pipeline	—	570	—	570
Interest income (expense)	(6,138)	(2,278)	—	(8,416)
Other	—	9	—	9

	17,147	(1,699)	(23,285)	(7,837)

Income (loss) before income taxes	16,259	23,361	(23,285)	16,335

State income tax	—	(76)	—	(76)

Net income	$16,259	$23,285	$(23,285)	$16,259

Condensed Consolidating Statement of Income

		Guarantor	Non-
Three months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$28,359	$—	$—	$28,359
Third parties	—	12,446	—	—	12,446

	—	40,805	—	—	40,805

Operating costs and expenses:
Operations	—	11,103	—	—	11,103
Depreciation and amortization	—	6,580	—	—	6,580
General and administrative	1,210	638	—	—	1,848

	1,210	18,321	—	—	19,531

Operating income (loss)	(1,210)	22,484	—	—	21,274

Equity in earnings of subsidiaries	21,408	628	—	(22,036)	—
Equity in earnings of SLC Pipeline	—	711	—	—	711
Interest income (expense)	(3,659)	(2,757)	—	—	(6,416)
Other	—	—	—	—	—

	17,749	(1,418)	—	(22,036)	(5,705)

Income (loss) from continuing operations before income taxes	16,539	21,066	—	(22,036)	15,569

State income tax	—	(100)	—	—	(100)

Income from continuing operations	16,539	20,966	—	(22,036)	15,469

Income from discontinued operations	—	442	897	(269)	1,070

Net income	$16,539	$21,408	$897	$(22,305)	$16,539

Condensed Consolidating Statement of Income

		Guarantor
Nine months ended September 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$107,988	$—	$107,988
Third parties	—	24,740	—	24,740

	—	132,728	—	132,728

Operating costs and expenses:
Operations	—	40,187	—	40,187
Depreciation and amortization	—	22,038	—	22,038
General and administrative	3,970	2,014	—	5,984

	3,970	64,239	—	68,209

Operating income (loss)	(3,970)	68,489	—	64,519

Equity in earnings of subsidiaries	61,603	—	(61,603)	—
Equity in earnings of SLC Pipeline	—	1,595	—	1,595
Interest income (expense)	(17,237)	(8,267)	—	(25,504)
Other	—	2	—	2

	44,366	(6,670)	(61,603)	(23,907)

Income (loss) before income taxes	40,396	61,819	(61,603)	40,612

State income tax	—	(216)	—	(216)

Net income	$40,396	$61,603	$(61,603)	$40,396

Condensed Consolidating Statement of Income

		Guarantor	Non-
Nine months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$71,746	$—	$—	$71,746
Third parties	—	36,390	—	—	36,390

	—	108,136	—	—	108,136

Operating costs and expenses:
Operations	—	32,076	—	—	32,076
Depreciation and amortization	—	19,209	—	—	19,209
General and administrative	3,195	1,784	—	—	4,979

	3,195	53,069	—	—	56,264

Operating income (loss)	(3,195)	55,067	—	—	51,872

Equity in earnings of subsidiaries	50,026	2,780	—	(52,806)	—
Equity in earnings of SLC Pipeline	—	1,309	—	—	1,309
SLC Pipeline acquisition costs	—	(2,500)	—	—	(2,500)
Interest income (expense)	(8,461)	(7,754)	—	—	(16,215)
Other	—	65	—	—	65

	41,565	(6,100)	—	(52,806)	(17,341)

Income (loss) from continuing operations before income taxes	38,370	48,967	—	(52,806)	34,531

State income tax	—	(266)	—	—	(266)

Income from continuing operations	38,370	48,701	—	(52,806)	34,265

Income from discontinued operations	—	1,325	3,971	(1,191)	4,105

Net income	$38,370	$50,026	$3,971	$(53,997)	$38,370

Condensed Consolidating Statement of Cash Flows

		Guarantor
Nine months ended September 30, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$(82,123)	$148,252	$—	$66,129

Cash flows from investing activities
Additions to properties and equipment	—	(8,054)	—	(8,054)
Acquisition of assets from Holly Corporation	—	(35,526)	—	(35,526)

	—	(43,580)	—	(43,580)

Cash flows from financing activities
Net repayments under credit agreement	—	(49,000)	—	(49,000)
Net proceeds from issuance of senior notes	147,540	—	—	147,540
Distributions to HEP unitholders	(62,648)	—	—	(62,648)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	(57,474)	—	(57,474)
Purchase of units for restricted grants	(2,276)	—	—	(2,276)
Deferred financing costs	(493)	—	—	(493)

	82,123	(106,474)	—	(24,351)

Cash and cash equivalents
Increase (decrease) for the period	—	(1,802)	—	(1,802)
Beginning of period	2	2,506	—	2,508

End of period	$2	$704	$—	$706

Condensed Consolidating Statement of Cash Flows

		Guarantor	Non-
Nine months ended September 30, 2009	Parent	Subsidiaries	Guarantor	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$(14,887)	$56,819	$4,256	$(1,400)	$44,788

Cash flows from investing activities
Additions to properties and equipment	—	(27,406)	(72)	—	(27,478)
Acquisition of assets from Holly Corporation	—	(46,000)	—	—	(46,000)
Investment in SLC Pipeline	—	(25,500)	—	—	(25,500)

	—	(98,906)	(72)	—	(98,978)

Cash flows from financing activities
Net borrowings under credit agreement	—	45,000	—	—	45,000
Proceeds from issuance of common units	58,355	—	—	—	58,355
Contribution from general partner	1,191	—	—	—	1,191
Distributions to HEP unitholders	(44,393)	—	(2,000)	2,000	(44,393)
Distributions to noncontrolling interest	—	—	—	(600)	(600)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	(5,700)	—	—	(5,700)
Purchase of units for restricted grants	—	(616)	—	—	(616)
Cost of issuing common units	(266)	—	—	—	(266)

	14,887	38,684	(2,000)	1,400	52,971

Cash and cash equivalents
Increase (decrease) for the period	—	(3,403)	2,184	—	(1,219)
Beginning of period	2	3,706	1,561	—	5,269

End of period	$2	$303	$3,745	$—	$4,050

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
Agreements with Holly Corporation and Alon
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to assets acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to assets acquired from Holly in 2008);
•	Holly PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east facilities acquired from Sinclair in 2009 and from Holly in March 2010);
•	Holly RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline acquired from Holly in 2009);
•	Holly ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west facilities acquired from Holly in 2009);
•	Holly NPA (natural gas pipeline throughput agreement expiring in 2024); and
•	Holly ATA (asphalt loading rack throughput agreement expiring in 2025 that relates to the Lovington facility acquired from Holly in March 2010).
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

At October 1, 2010, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA	20.7	2024	Minimum revenue commitment
Holly CPTA	28.4	2023	Minimum revenue commitment
Holly PTTA	27.2	2024	Minimum revenue commitment
Holly RPA	9.2	2024	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Holly ATA	0.5	2025	Minimum revenue commitment
Holly NPA	0.6	2024	Minimum revenue commitment
Alon PTA	22.7	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$162.1

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

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2010 and 2009.

	Three Months Ended		Change
	September 30,		from
	2010	2009	2009
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$12,340	$12,267	$73
Affiliates — intermediate pipelines	4,917	5,370	(453)
Affiliates — crude pipelines	9,775	7,563	2,212

	27,032	25,200	1,832
Third parties — refined product pipelines	7,277	10,552	(3,275)

	34,309	35,752	(1,443)
Terminals and loading racks:
Affiliates	10,281	3,159	7,122
Third parties	1,959	1,894	65

	12,240	5,053	7,187

Total revenues	46,549	40,805	5,744

Operating costs and expenses
Operations	13,632	11,103	2,529
Depreciation and amortization	7,237	6,580	657
General and administrative	1,508	1,848	(340)

	22,377	19,531	2,846

Operating income	24,172	21,274	2,898

Equity in earnings of SLC Pipeline	570	711	(141)
Interest income	1	2	(1)
Interest expense, including amortization	(8,417)	(6,418)	(1,999)
Other	9	—	9

	(7,837)	(5,705)	(2,132)

Income from continuing operations before income taxes	16,335	15,569	766

State income tax	(76)	(100)	24

Income from continuing operations	16,259	15,469	790

Income from discontinued operations, net of noncontrolling interest of $269 (1)	—	1,070	(1,070)

Net income	16,259	16,539	(280)

Less general partner interest in net income, including incentive distributions (2)	3,172	2,022	1,150

Limited partners’ interest in net income	$13,087	$14,517	$(1,430)

Limited partners’ earnings per unit — basic and diluted (2)
Income from continuing operations	$0.59	$0.73	$(0.14)
Income from discontinued operations	—	0.05	(0.05)

Net income	$0.59	$0.78	$(0.19)

Weighted average limited partners’ units outstanding	22,079	18,520	3,559

EBITDA (3)	$31,988	$29,888	$2,100

Distributable cash flow (4)	$23,969	$20,678	$3,291

Volumes from continuing operations (bpd) (1)
Pipelines:
Affiliates — refined product pipelines	93,194	98,987	(5,793)
Affiliates — intermediate pipelines	83,227	88,053	(4,826)
Affiliates — crude pipelines	143,617	143,902	(285)

	320,038	330,942	(10,904)
Third parties — refined product pipelines	41,967	43,858	(1,891)

	362,005	374,800	(12,795)
Terminals and loading racks:
Affiliates	183,312	122,413	60,899
Third parties	43,633	44,459	(826)

	226,945	166,872	60,073

Total for pipelines and terminal assets (bpd)	588,950	541,672	47,278

	Nine Months Ended		Change
	September 30,		from
	2010	2009	2009
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$35,887	$31,186	$4,701
Affiliates — intermediate pipelines	15,673	11,438	4,235
Affiliates — crude pipelines	28,907	21,215	7,692

	80,467	63,839	16,628
Third parties — refined product pipelines	19,136	31,125	(11,989)

	99,603	94,964	4,639
Terminals and loading racks:
Affiliates	27,522	7,907	19,615
Third parties	5,603	5,265	338

	33,125	13,172	19,953

Total revenues	132,728	108,136	24,592

Operating costs and expenses
Operations	40,187	32,076	8,111
Depreciation and amortization	22,038	19,209	2,829
General and administrative	5,984	4,979	1,005

	68,209	56,264	11,945

Operating income	64,519	51,872	12,647

Equity in earnings of SLC Pipeline	1,595	1,309	286
SLC Pipeline acquisition costs	—	(2,500)	2,500
Interest income	6	10	(4)
Interest expense, including amortization	(25,510)	(16,225)	(9,285)
Other	2	65	(63)

	(23,907)	(17,341)	(6,566)

Income from continuing operations before income taxes	40,612	34,531	6,081

State income tax	(216)	(266)	50

Income from continuing operations	40,396	34,265	6,131

Income from discontinued operations, net of noncontrolling interest of $1,191 (1)	—	4,105	(4,105)

Net income	40,396	38,370	2,026

Less general partner interest in net income, including incentive distributions (2)	8,727	5,163	3,564

Limited partners’ interest in net income	$31,669	$33,207	$(1,538)

Limited partners’ earnings per unit — basic and diluted (2)
Income from continuing operations	$1.43	$1.66	$(0.23)
Income from discontinued operations	—	0.23	(0.23)

Net income	$1.43	$1.89	$(0.46)

Weighted average limited partners’ units outstanding	22,079	17,546	4,533

EBITDA (3)	$88,154	$74,831	$13,323

Distributable cash flow (4)	$66,800	$51,677	$15,123

Volumes from continuing operations (bpd) (1)
Pipelines:
Affiliates — refined product pipelines	95,013	85,489	9,524
Affiliates — intermediate pipelines	82,844	64,494	18,350
Affiliates — crude pipelines	139,955	136,315	3,640

	317,812	286,298	31,514
Third parties — refined product pipelines	35,923	45,647	(9,724)

	353,735	331,945	21,790
Terminals and loading racks:
Affiliates	177,946	106,969	70,977
Third parties	38,825	42,873	(4,048)

	216,771	149,842	66,929

Total for pipelines and terminal assets (bpd)	570,506	481,787	88,719

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

Set forth below is our calculation of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Income from continuing operations	$16,259	$15,469	$40,396	$34,265

Add (subtract):
Interest expense	8,135	5,314	22,230	15,396
Amortization of discount and deferred debt issuance costs	282	176	740	529
Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	—	928	2,540	300
Interest income	(1)	(2)	(6)	(10)
State income tax	76	100	216	266
Depreciation and amortization	7,237	6,580	22,038	19,209
EBITDA from discontinued operations	—	1,323	—	4,876

EBITDA	$31,988	$29,888	$88,154	$74,831

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of equity in excess cash flows over earnings of SLC Pipeline, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It also is used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Income from continuing operations	$16,259	$15,469	$40,396	$34,265

Add (subtract):
Depreciation and amortization	7,237	6,580	22,038	19,209
Amortization of discount and deferred debt issuance costs	282	176	740	529
Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	—	928	2,540	300
Equity in excess cash flows over earnings of SLC Pipeline	173	167	525	387
Increase (decrease) in deferred revenue	758	(3,407)	3,279	(8,076)
SLC Pipeline acquisition costs*	—	—	—	2,500
Maintenance capital expenditures**	(740)	(545)	(2,718)	(2,262)
Distributable cash flow from discontinued operations	—	1,310	—	4,825

Distributable cash flow	$23,969	$20,678	$66,800	$51,677

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

	September 30,	December 31,
	2010	2009
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$706	$2,508
Working capital (5)	$(155,392)	$4,404
Total assets	$634,584	$616,845
Long-term debt (6)	$332,564	$390,827
Partners’ equity (7)	$110,948	$193,864

(5)
Our credit agreement expires in August 2011; therefore, working capital at September 30, 2010 reflects $157 million of credit agreement borrowings that are currently classified as current liabilities. We intend to renew the credit agreement prior to expiration and to continue to finance outstanding credit agreement borrowings. Upon renewal, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt. Excluding the $157 million credit agreement borrowings, working capital was $1.6 million at September 30, 2010.

(6)	Includes $206 million of credit agreement advances at December 31, 2009.

(7)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from Holly while under common control of Holly had been acquired from third parties, our acquisition cost in excess of Holly’s basis in the transferred assets of $217.9 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations — Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
Summary
Income from continuing operations for the three months ended September 30, 2010 was $16.3 million, a $0.8 million increase compared to the three months ended September 30, 2009. This increase in overall earnings is due principally to earnings attributable to our December 2009 and March 2010 asset acquisitions, partially offset by a decrease in previously deferred revenue realized, decreased shipments and increased interest costs.
Revenues for the three months ended September 30, 2010 include the recognition of $1.6 million of prior shortfalls billed to shippers in 2009 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $2.4 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2010. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels or in 2011 when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues from continuing operations for the three months ended September 30, 2010 were $46.5 million, a $5.7 million increase compared to the three months ended September 30, 2009. This is due principally to revenues attributable to our December 2009 and March 2010 asset acquisitions, partially offset by a $3.4 million decrease in previously deferred revenue realized and a decrease in pipeline shipments. The small decrease in affiliate pipeline shipments reflects slightly lower run rates at Holly’s Navajo refinery during the third quarter due to the impact of unscheduled downtime of certain operating units.
Revenues from our refined product pipelines were $19.6 million, a decrease of $3.2 million compared to the three months ended September 30, 2009. This decrease is due principally to a $3.2 million decrease in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 135.2 thousand barrels per day (“mbpd”) compared to 142.8 mbpd for the same period last year.
Revenues from our intermediate pipelines were $4.9 million, a decrease of $0.5 million compared to the three months ended September 30, 2009. This includes a $0.2 million decrease in previously deferred revenue realized. Shipments on our intermediate product pipeline system decreased to an average of 83.2 mbpd compared to 88.1 mbpd for the same period last year.
Revenues from our crude pipelines were $9.8 million, an increase of $2.2 million compared to the three months ended September 30, 2009. This increase is due principally to $2.3 million in revenues attributable to our Roadrunner Pipeline agreement entered into in December 2009. Volumes on our crude pipelines averaged 143.6 mbpd compared to 143.9 mbpd for the same period last year.
Revenues from terminal, tankage and loading rack fees were $12.2 million, an increase of $7.2 million compared to the three months ended September 30, 2009. This increase includes an increase of $7.1 million in revenues attributable to volumes transferred and stored at our Tulsa storage and rack facilities. Refined products terminalled in our facilities increased to an average of 226.9 mbpd compared to 166.9 mbpd for the same period last year.
Operations Expense
Operations expense for the three months ended September 30, 2010 increased by $2.5 million compared to the three months ended September 30, 2009. This increase was due principally to operating costs attributable to our December 2009 and March 2010 asset acquisitions, and higher maintenance and payroll expense.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2010 increased by $0.7 million compared to the three months ended September 30, 2009. This was due to increased depreciation attributable to our December 2009 and March 2010 asset acquisitions and capital projects. Additionally, effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years resulting in a $0.7 million reduction in depreciation expense for the three months ended September 30, 2010.
General and Administrative
General and administrative costs for the three months ended September 30, 2010 decreased by $0.3 million compared to the three months ended September 30, 2009.
Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline were $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2010 totaled $8.4 million, an increase of $2 million compared to the three months ended September 30, 2009. This increase reflects interest on our 8.25% senior notes. For the three months ended September 30, 2009, fair value adjustments to our interest rate swaps resulted in a $0.9 million increase in interest expense. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 6.9% for the three months ended September 30, 2010 compared to 5.2% for 2009, reflecting interest on our 8.25% senior notes issued in March 2010.
State Income Tax
We recorded state income taxes of $0.1 million for the three months ended September 30, 2010 and 2009, which are solely attributable to the Texas margin tax.
Discontinued Operations
We sold our interest in Rio Grande on December 1, 2009. Income from discontinued operations for the three months ended September 30, 2009 consists of earnings generated by Rio Grande of $1.1 million for the third quarter of 2009 and is presented net of earnings attributable to noncontrolling interest holders of $0.3 million.
Results of Operations — Nine Months ended September 30, 2010 Compared with Nine Months ended September 30, 2009
Summary
Income from continuing operations for the nine months ended September 30, 2010 was $40.4 million, a $6.1 million increase compared to the nine months ended September 30, 2009. This increase in overall earnings is due principally to overall increased shipments on our pipeline systems and earnings attributable to our 2009 and March 2010 asset acquisitions. These factors were partially offset by increased operating costs and expenses, and interest expense.
Revenues for the nine months ended September 30, 2010 include the recognition of $5.7 million of prior shortfalls billed to shippers in 2009 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $9 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2010. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels or in 2011 when shipping rights expire unused after a twelve-month period.

Revenues
Total revenues from continuing operations for the nine months ended September 30, 2010 were $132.7 million, a $24.6 million increase compared to the nine months ended September 30, 2009. This increase is due principally to revenues attributable to our recent asset acquisitions and higher tariffs on affiliate shipments, partially offset by an $8.1 million decrease in previously deferred revenue realized. On a year-to-date basis, overall pipeline shipments were up 7%, reflecting increased affiliate volumes attributable to Holly’s first quarter of 2009 Navajo refinery expansion, including volumes shipped on our new 16-inch intermediate and Beeson pipelines, partially offset by a decrease in third-party shipments. Additionally, prior year affiliate shipments reflect lower volumes as a result of production downtime during a major maintenance turnaround of the Navajo refinery during the first quarter of 2009.
Revenues from our refined product pipelines were $55 million, a decrease of $7.3 million compared to the nine months ended September 30, 2009. This decrease is due principally to a $9.1 million decrease in previously deferred revenue realized that was partially offset by higher tariffs on affiliate shipments. Volumes shipped on our refined product pipeline system averaged 130.9 mbpd compared to 131.1 mbpd for the same period last year reflecting a decrease in third-party shipments, offset by an increase in affiliate shipments.
Revenues from our intermediate pipelines were $15.7 million, an increase of $4.2 million compared to the nine months ended September 30, 2009. This increase includes a $1 million increase in previously deferred revenue realized. Additionally, shipments on our intermediate product pipeline system increased to an average of 82.8 mbpd compared to 64.5 mbpd for the same period last year reflecting volumes shipped on our 16-inch intermediate pipeline acquired in June 2009.
Revenues from our crude pipelines were $28.9 million, an increase of $7.7 million compared to the nine months ended September 30, 2009. This increase is due principally to $6.9 million in revenues attributable to our Roadrunner Pipeline agreement entered into in December 2009. Additionally, shipments on our crude pipeline system increased to an average of 140 mbpd during the nine months ended September 30, 2010 compared to 136.3 mbpd for the same period last year reflecting increased affiliate shipments.
Revenues from terminal, tankage and loading rack fees were $33.1 million, an increase of $20 million compared to the nine months ended September 30, 2009. This increase includes $19 million in revenues attributable to volumes transferred and stored at our Tulsa storage and rack facilities acquired in 2009 and March 2010. Refined products terminalled in our facilities increased to an average of 216.8 mbpd compared to 149.8 mbpd for the same period last year.
Operations Expense
Operations expense for the nine months ended September 30, 2010 increased by $8.1 million compared to the nine months ended September 30, 2009. This increase was due principally to costs attributable to overall higher throughput volumes, including those from our recent asset acquisitions, and higher maintenance and payroll costs.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2010 increased by $2.8 million compared to the nine months ended September 30, 2009. This was due to increased depreciation attributable to our 2009 and March 2010 asset acquisitions and capital projects. Additionally, effective January 1, 2010, we revised the estimated useful lives of our terminal assets to 16 to 25 years resulting in a $2.2 million reduction in depreciation expense for the nine months ended September 30, 2010.

General and Administrative
General and administrative costs for the nine months ended September 30, 2010 increased by $1 million compared to the nine months ended September 30, 2009, due principally to increased professional fees, including costs attributable to our March 2010 asset acquisitions.
Equity in Earnings of SLC Pipeline
The SLC Pipeline commenced pipeline operations effective March 2009. Our equity in earnings of the SLC Pipeline was $1.6 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.
SLC Pipeline Acquisition Costs
We incurred a $2.5 million finder’s fee in connection with the acquisition our SLC Pipeline joint venture interest in March 2009. As a result of accounting requirements, we were required to expense rather than capitalize these direct acquisition costs.
Interest Expense
Interest expense for the nine months ended September 30, 2010 totaled $25.5 million, an increase of $9.3 million compared to the nine months ended September 30, 2009. This increase reflects interest on our 8.25% senior notes and costs of $1.1 million from a partial settlement of an interest rate swap. Fair value adjustments to our interest rate swaps resulted in a $1.5 million non-cash charge to interest expense for the nine months ended September 30, 2010 compared to $0.3 million for the nine months ended September 30, 2009. Excluding the effects of these fair value adjustments, our aggregate effective interest rate was 6.8% for the nine months ended September 30, 2010 compared to 5.2% for 2009 reflecting interest on our 8.25% senior notes issued in March 2010.
State Income Tax
We recorded state income taxes of $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively, which are solely attributable to the Texas margin tax.
Discontinued Operations
We sold our interest in Rio Grande on December 1, 2009. Income from discontinued operations for the nine months ended September 30, 2009 consists of earnings generated by Rio Grande of $4.1 million for the first nine months of 2009 and is presented net of earnings attributable to noncontrolling interest holders of $1.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have a $300 million senior secured revolving credit agreement expiring in August 2011 (the “Credit Agreement”). The Credit Agreement is available to fund capital expenditures, acquisitions, and working capital and for general partnership purposes. In addition, the Credit Agreement is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $20 million sub-limit. During the nine months ended September 30, 2010, we received advances totaling $52 million and repaid $101 million, resulting in the net repayment of $49 million in advances. As of September 30, 2010, we had $157 million outstanding under the Credit Agreement that was used to finance acquisitions and capital projects. The Credit Agreement expires in August 2011, therefore, outstanding borrowings all of which were previously classified as long-term liabilities are currently classified as current liabilities. We intend to renew the Credit Agreement prior to expiration and to continue to finance outstanding Credit Agreement borrowings. Upon renewal, outstanding borrowings not designated for working capital purposes will be reclassified as long-term debt.

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
In February, May and August 2010 we paid regular quarterly cash distributions of $0.805, $0.815 and $0.825, on all units in an aggregate amount of $62.6 million. Included in these distributions were $7.4 million of payments to the general partner as an incentive distribution.
Cash flows from continuing and discontinued operations have been combined for presentation purposes in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2009, net cash flows from our discontinued Rio Grande operations were $5.7 million.
Cash and cash equivalents decreased by $1.8 million during the nine months ended September 30, 2010. The combined cash flows used for investing and financing activities of $43.6 million and $24.4 million, respectively, exceeded cash flows provided by operating activities of $66.1 million. Working capital for the nine months ended September 30, 2010 decreased by $159.8 million primarily due to the reclassification of $157 million in credit agreement borrowings to current liabilities.
Cash Flows — Operating Activities
Cash flows from operating activities increased by $21.3 million from $44.8 million for the nine months ended September 30, 2009 to $66.1 million for the nine months ended September 30, 2010. This increase is due principally to $29 million in additional cash collections from our major customers, resulting principally from increased revenues, partially offset by year-over-year changes in payments attributable to costs of increased operations.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. For the nine months ended September 30, 2010, we received cash payments of $9.3 million under these commitments. We billed $5.7 million during the nine months ended September 30, 2009 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the nine months ended September 30, 2010. Another $2.4 million is included in our accounts receivable at September 30, 2010 related to shortfalls that occurred during the third quarter of 2010.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $55.4 million from $99 million for the nine months ended September 30, 2009 to $43.6 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we acquired storage assets from Holly for $35.5 million and invested $8.1 million in additions to properties and equipment. For the nine months ended September 30, 2009, we acquired Holly’s 16-inch intermediate pipeline and the Tulsa loading racks for $46 million, acquired our SLC Pipeline joint venture interest costing $25.5 million, and invested $27.5 million in additions to properties and equipment.

Cash Flows — Financing Activities
Cash flows used for financing activities were $24.4 million compared to cash provided by financing activities of $53 million for the nine months ended September 30, 2009, a decrease of $77.3 million. During the nine months ended September 30, 2010, we received $52 million and repaid $101 million in advances under the Credit Agreement. Additionally, we received $147.5 million in net proceeds and incurred $0.5 million in financing costs upon the issuance of the 8.25% Senior Notes. During the nine months ended September 30, 2010, we paid $62.6 million in regular quarterly cash distributions to our general and limited partners, paid $57.5 million in excess of Holly’s transferred basis in the storage assets acquired in March 2010 and paid $2.3 million for the purchase of common units for recipients of our restricted unit incentive grants. For the nine months ended September 30, 2009, we received $197 million and repaid $152 million in advances under the Credit Agreement. Additionally, we received $58.4 million in proceeds and incurred $0.3 million in costs with respect to our May 2009 equity offering. During the nine months ended September 30, 2009, we paid $44.4 million in regular quarterly cash distributions to our general and limited partners, paid $5.7 million in excess of Holly’s transferred basis in the Tulsa loading racks and paid $0.6 million for the purchase of common units for recipients of restricted grants. We also received a $1.2 million capital contribution from our general partner
Capital Requirements
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
Pursuant to a term sheet with Holly, we are currently constructing five interconnecting pipelines between Holly’s Tulsa east and west refining facilities. The project is expected to cost approximately $25 million with completion in the first quarter of 2011. We are currently negotiating terms for a long-term agreement with Holly to transfer intermediate products via these pipelines that will commence upon completion of the project. In the event that we are unable to obtain such an agreement, Holly will reimburse us for the cost of the pipelines.
We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interests in the UNEV Pipeline, a joint venture pipeline currently under construction that will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Under this agreement, we have an option to purchase Holly’s equity interests in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The current total cost of the pipeline project including terminals is expected to be approximately $300 million. This includes a project scope change that includes the construction of ethanol blending and storage facilities at the Cedar City terminal. The pipeline is in the final construction phase and is expected to be mechanically complete in the second quarter of 2011.

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
We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs. We are required to reduce all working capital borrowings under the Credit Agreement to zero for a period of at least 15 consecutive days in each twelve-month period prior to the maturity date of the agreement. As of September 30, 2010, we had no working capital borrowings.
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.25% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 1.00% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the agreement). At September 30, 2010, we were subject to an applicable margin of 1.75%. We incur a commitment fee on the unused portion of the Credit Agreement at a rate ranging from 0.20% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters. At September 30, 2010, we are subject to a .30% commitment fee on the $143 million unused portion of the Credit Agreement.
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
Senior Notes
The 6.25% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and have certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.

The carrying amounts of our long-term debt are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Credit Agreement	$157,000	$206,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,679)	(1,964)
Unamortized premium — dedesignated fair value hedge	1,531	1,791

	184,852	184,827

8.25% Senior Notes
Principal	150,000	—
Unamortized discount	(2,288)	—

	147,712	—

Total debt	489,564	390,827

Less credit agreement borrowings classified as current liabilities	157,000	—

Total long-term debt	$332,564	$390,827

See “Risk Management” for a discussion of our interest rate swaps.
Contractual Obligations
During the nine months ended September 30, 2010, we repaid net advances of $49 million resulting in $157 million of borrowings outstanding under the Credit Agreement at September 30, 2010.
In March 2010, we issued $150 million aggregate principal amount of 8.25% Senior Notes maturing March 15, 2018.
There were no other significant changes to our long-term contractual obligations during this period.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2010 and 2009.
A substantial majority of our revenues are generated under long-term contracts that provide for increases in our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3.1% annually over the past 5 calendar years. This is no indication of PPI increases to be realized in the near future. Furthermore, certain of our long-term contracts have provisions that limit the level of annual PPI percentage rate increases.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. As of September 30, 2010, we have an accrual of $0.3 million that relates to environmental clean-up projects. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
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
As of September 30, 2010, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts our $155 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 1.75%, which equals an effective interest rate of 5.49% as of September 30, 2010. The maturity date of this swap contract is February 28, 2013.
We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on our $155 million variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on our $155 million variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive loss to interest expense. To date, we have had no ineffectiveness on our cash flow hedge.
Additional information on our interest rate swap as of September 30, 2010 is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Interest Rate Swap	Location	Fair Value	Balance	Amount
	(In thousands)
Liability
Cash flow hedge — $155 million LIBOR based debt	Other long-term liabilities	$11,825	Accumulated other comprehensive loss	$11,825

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
At September 30, 2010, we had an outstanding principal balance on our 6.25% Senior Notes and 8.25% Senior Notes of $185 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2010, the fair value of our 6.25% Senior Notes and 8.25% Senior Notes were $183.2 million and $156.8 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.25% Senior Notes and 8.25% Senior Notes at September 30, 2010 would result in a change of approximately $4.5 million and $6.4 million, respectively, in the fair value of the underlying notes.
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2010, borrowings outstanding under the Credit Agreement were $157 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155 million of outstanding borrowings to a fixed rate of 5.49%.

At September 30, 2010, our cash and cash equivalents included highly liquid investments with a maturity of six months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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
Item 6. Exhibits

10.1		Tulsa Refinery Interconnects Term Sheet dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated August 11, 2010, File No. 1-32225).

12.1	+	Computation of Ratio of Earnings to Fixed Charges.

31.1	+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

++	Furnished herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

	By:	HEP LOGISTICS HOLDINGS, L.P. its General Partner

	By:	HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: October 29, 2010		/s/ Bruce R. Shaw

Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus

Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)