Form 10-Q
period 2011-03-31
HOLLY ENERGY PARTNERS LP
filed 2011-04-29
CIK 1283140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
The number of the registrant’s outstanding common units at April 22, 2011 was 22,078,509.

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
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements
Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2011	December 31,
	(Unaudited)	2010
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$1,502	$403
Accounts receivable:
Trade	3,102	3,544
Affiliates	20,373	18,964

	23,475	22,508

Prepaid and other current assets	546	775

Total current assets	25,523	23,686

Properties and equipment, net	440,523	434,950
Transportation agreements, net	106,753	108,489
Goodwill	49,109	49,109
Investment in SLC Pipeline	25,802	25,437
Other assets	4,440	1,602

Total assets	$652,150	$643,273

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$5,991	$6,347
Affiliates	4,334	3,891

	10,325	10,238

Accrued interest	1,541	7,517
Deferred revenue	9,333	10,437
Accrued property taxes	1,738	1,990
Other current liabilities	1,079	1,262

Total current liabilities	24,016	31,444

Long-term debt	514,733	491,648
Other long-term liabilities	9,511	10,809

Partners’ equity:
Common unitholders (22,078,509 units issued and outstanding at March 31, 2011 and December 31, 2010)	265,087	271,649
General partner interest (2% interest)	(152,454)	(152,251)
Accumulated other comprehensive loss	(8,743)	(10,026)

Total partners’ equity	103,890	109,372

Total liabilities and partners’ equity	$652,150	$643,273

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per unit data)
Revenues:
Affiliates	$34,107	$33,597
Third parties	10,910	7,099

	45,017	40,696

Operating costs and expenses:
Operations	12,796	13,060
Depreciation and amortization	7,640	7,210
General and administrative	1,363	2,563

	21,799	22,833

Operating income	23,218	17,863

Other income (expense):
Equity in earnings of SLC Pipeline	740	481
Interest income	—	3
Interest expense	(8,549)	(7,544)
Other expense	(12)	(7)

	(7,821)	(7,067)

Income before income taxes	15,397	10,796

State income tax	(228)	(94)

Net income	15,169	10,702

Less general partner interest in net income, including incentive distributions	3,562	2,646

Limited partners’ interest in net income	$11,607	$8,056

Limited partners’ per unit interest in earnings — basic and diluted:	$0.53	$0.36

Weighted average limited partners’ units outstanding	22,079	22,079

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$15,169	$10,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,640	7,210
Equity in earnings of SLC Pipeline, net of distributions	(365)	(481)
Change in fair value — interest rate swaps	—	1,464
Amortization of restricted and performance units	670	966
(Increase) decrease in current assets:
Accounts receivable — trade	442	392
Accounts receivable — affiliates	(1,409)	(2,081)
Prepaid and other current assets	229	225
Current assets of discontinued operations	—	2,195
Increase (decrease) in current liabilities:
Accounts payable — trade	(356)	(499)
Accounts payable — affiliates	443	504
Accrued interest	(5,976)	(1,157)
Deferred revenue	(1,104)	1,108
Accrued property taxes	(252)	(214)
Other current liabilities	(183)	(109)
Other, net	274	(1,502)

Net cash provided by operating activities	15,222	18,723

Cash flows from investing activities
Additions to properties and equipment	(11,475)	(1,911)
Acquisition of assets from Holly Corporation	—	(37,234)

Net cash used for investing activities	(11,475)	(39,145)

Cash flows from financing activities
Borrowings under credit agreement	30,000	33,000
Repayments of credit agreement borrowings	(7,000)	(68,000)
Proceeds from issuance of senior notes	—	147,540
Distributions to HEP unitholders	(22,205)	(20,506)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	—	(55,766)
Purchase of units for restricted grants	(399)	(1,745)
Deferred financing costs	(3,044)	—

Net cash provided by (used for) financing activities	(2,648)	34,523

Cash and cash equivalents
Increase for the period	1,099	14,101
Beginning of period	403	2,508

End of period	$1,502	$16,609

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity
(Unaudited)

			Accumulated
		General	Other
	Common	Partner	Comprehensive
	Units	Interest	Loss	Total

Balance December 31, 2010	$271,649	$(152,251)	$(10,026)	$109,372

Distributions to HEP unitholders	(18,648)	(3,557)	—	(22,205)
Purchase of units for restricted grants	(399)	—	—	(399)
Amortization of restricted and performance units	670	—	—	670
Comprehensive income:
Net income	11,815	3,354	—	15,169
Other comprehensive income	—	—	1,283	1,283

Comprehensive income	11,815	3,354	1,283	16,452

Balance March 31, 2011	$265,087	$(152,454)	$(8,743)	$103,890

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of Business and Presentation of Financial Statements
Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 34% owned (including the 2% general partner interest) by Holly Corporation (“Holly”) and its subsidiaries. We commenced operations on July 13, 2004 upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.
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
The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.
On the Consolidated Balance Sheet for the year ended December 31, 2010, we have reclassified $10.3 in partner’s equity from the general partner interest to our common unitholders and have revised the corresponding equity balances at December 31, 2010 in the Consolidated Statement of Partners’ Equity. This amount represents general partner incentive distributions paid in 2010 that were incorrectly classified as common unit distributions.
Note 2: Acquisitions
2010 Acquisitions
Tulsa East / Lovington Storage Asset Transaction
On March 31, 2010, we acquired from Holly certain storage assets for $88.6 million consisting of hydrocarbon storage tanks having approximately 2 million barrels of storage capacity, a rail loading rack and a truck unloading rack located at Holly’s Tulsa refinery east facility.
Also, as part of this same transaction, we acquired Holly’s asphalt loading rack facility located at its Navajo refinery facility in Lovington, New Mexico for $4.4 million.

We are a consolidated variable interest entity of Holly. In accounting for these acquisitions from Holly, we recorded total property and equipment at Holly’s cost basis of $37.2 million and the purchase price in excess of Holly’s basis in the assets of $55.8 million as a decrease to our partners’ equity.
Note 3: Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.
Our debt consists of borrowings outstanding under our $275 million revolving credit agreement (the “Credit Agreement”), our 6.25% senior notes due 2015 (the “6.25% Senior Notes”) and our 8.25% senior notes due 2018 (the “8.25% Senior Notes”). The $182 million carrying amount of borrowings outstanding under the Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair values of our 6.25% Senior Notes and 8.25% Senior Notes were $185 million and $160.5 million, respectively, at March 31, 2011. These fair value estimates are based on market quotes provided from a third-party bank. See Note 7 for additional information on these instruments.
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

We have an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs that as of March 31, 2011 represented a liability having a fair value of $8.7 million. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreement. Our measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 7 for additional information on our interest rate swap.
Note 4: Properties and Equipment

	March 31,	December 31,
	2011	2010
	(In thousands)

Pipelines and terminals	$509,064	$507,260
Land and right of way	25,271	25,264
Other	15,018	14,591
Construction in progress	25,799	16,601

	575,152	563,716
Less accumulated depreciation	134,629	128,766

	$440,523	$434,950

We capitalized $0.2 million and $0.1 million in interest related to major construction projects during the three months ended March 31, 2011 and 2010, respectively.

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

•
The Holly crude pipelines and tankage agreement (the “Holly CPTA”) represents a portion of the total purchase price of certain crude pipelines and tankage assets acquired from Holly in 2008 (at which time we were not a consolidated variable interest entity of Holly) that was allocated using a fair value based on the agreement’s expected contribution to our future earnings under an income approach. This asset is being amortized over 15 years ending 2023, the 15-year term of the Holly CPTA.

The carrying amounts of our transportation agreements are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)

Alon transportation agreement	$59,933	$59,933
Holly crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	27,411	25,675

	$106,753	$108,489

We have additional transportation agreements with Holly that relate to assets contributed to us or acquired from Holly consisting of pipeline, terminal and tankage assets. These transactions occurred while we were a consolidated variable interest entity of Holly, therefore, our basis in these agreements does not reflect a step-up in basis to fair value.
In addition, we have an agreement to provide transportation and storage services to Holly via our Tulsa logistics and storage assets acquired from Sinclair. Since this agreement is with Holly and not between Sinclair and us, there is no purchase price allocation attributable to this agreement.
Note 6: Employees, Retirement and Incentive Plans
Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., a Holly subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with Holly. These employees participate in the retirement and benefit plans of Holly. Our share of retirement and benefit plan costs was $0.7 million for the three months ended March 31, 2011 and 2010.
We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.
As of March 31, 2011, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.7 million and $1 million for the three months ended March 31, 2011 and 2010, respectively. We currently purchase units in the open market instead of issuing new units for settlement of restricted unit grants. At March 31, 2011, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 63,027 had not yet been granted.

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
A summary of restricted unit activity and changes during the three months ended March 31, 2011 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant-Date	Contractual	Value
Restricted Units	Grants	Fair Value	Term	($000)

Outstanding at January 1, 2011 (nonvested)	47,295	$37.47
Granted	20,924	59.65
Vesting and transfer of full ownership to recipients	(24,055)	41.48
Forfeited	(7,802)	43.71

Outstanding at March 31, 2011 (nonvested)	36,362	$46.24	1.2 years	$2,109

The fair value of restricted units that were vested and transferred to recipients during the three months ended March 31, 2011 and 2010 were $1 million and $1.3 million, respectively. As of March 31, 2011, there was $1.1 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.2 years.
During the three months ended March 31, 2011, we paid $0.4 million for the purchase of our common units in the open market for the recipients of our restricted unit grants.
Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted in 2011 and 2010 are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. Performance units granted in 2009 are payable based upon the growth in distributions on our common units during the requisite period, and vest over a period of three years. As of March 31, 2011, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.
We granted 12,113 performance units to certain officers in March 2011. These units will vest over a three-year performance period ending December 31, 2013 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the number of performance units granted. The fair value of these performance units is based on the grant date closing unit price of $59.65 and will apply to the number of units ultimately awarded.
A summary of performance unit activity and changes during the three months ended March 31, 2011 is presented below:

Payable
Performance Units	In Units

Outstanding at January 1, 2011 (nonvested)	59,415
Granted	12,113
Vesting and transfer of common units to recipients	(14,337)
Forfeited	—

Outstanding at March 31, 2011 (nonvested)	57,191

The fair value of performance units vested and transferred to recipients during the three months ended March 31, 2011 and 2010 was $0.6 million and $0.5 million, respectively. Based on the weighted average fair value at March 31, 2011 of $36.72, there was $1.4 million of total unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 7: Debt
Credit Agreement
We have a $275 million Credit Agreement that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2011, we amended our previous credit agreement (expiring in August 2011), slightly, reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The Credit Agreement expires in February 2016; however, in the event that the 6.25% Senior Notes are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the Credit Agreement shall expire on that date.
During the quarter ended March 31, 2011, we received advances totaling $30 million and repaid $7 million, resulting in net borrowings of $23 million under the Credit Agreement and an outstanding balance of $182 million at March 31, 2011. As of March 31, 2011, we had no working capital borrowings.
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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 1.00% to 2.00%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 2.00% to 3.00%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.375% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.
The Credit Agreement imposes certain requirements on us which we are subject to and currently in compliance with, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
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
The carrying amounts of our debt are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Credit Agreement	$182,000	$159,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,489)	(1,584)
Unamortized premium — dedesignated fair value hedge	1,357	1,444

	184,868	184,860

8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(2,135)	(2,212)

	147,865	147,788

Total long-term debt	$514,733	$491,648

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of March 31, 2011, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.50%, which equals an effective interest rate of 6.24% as of March 31, 2011. This swap contract matures in February 2013.
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

Additional information on our interest rate swap is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Derivative Instrument	Location	Fair Value	Balance	Amount
	(In thousands)
March 31, 2011

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$8,743	Accumulated other comprehensive loss	$8,743

December 31, 2010

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	March 31,	March 31,
	2011	2010
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$2,365	$2,472
6.25% Senior Notes, net of interest on interest rate swaps	2,891	2,732
8.25% Senior Notes	3,094	722
Net fair value adjustments to interest rate swaps (1)	—	1,464
Net amortization of discount and deferred debt issuance costs	290	194
Commitment fees	113	77

Total interest incurred	8,753	7,661

Less capitalized interest	204	117

Net interest expense	$8,549	$7,544

Cash paid for interest (2)	$14,439	$10,587

(1)	Represents fair value adjustments to interest rate swap agreements settled during the first quarter of 2010.

(2)	Net of cash received under previous interest rate swap agreements of $1.9 million for the three months ended March 31, 2010.
Note 8: Significant Customers
All revenues are domestic revenues, of which 96% are currently generated from our two largest customers: Holly and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.
The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended
	March 31,
	2011	2010
Holly	76%	83%
Alon	20%	13%

Note 9: Related Party Transactions
Holly Agreements
We serve Holly’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:
•	Holly PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to assets contributed to us by Holly upon our initial public offering in 2004);
•	Holly IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to assets acquired from Holly in 2005 and 2009);
•	Holly CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to assets acquired from Holly in 2008);
•	Holly PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east facilities acquired from Sinclair in 2009 and from Holly in March 2010);
•	Holly RPA (pipeline throughput agreement expiring in 2024 that relates to the Roadrunner Pipeline acquired from Holly in 2009);
•	Holly ETA (equipment and throughput agreement expiring in 2024 that relates to the Tulsa west facilities acquired from Holly in 2009);
•	Holly NPA (natural gas pipeline throughput agreement expiring in 2024); and
•	Holly ATA (asphalt loading rack throughput agreement expiring in 2025 that relates to the Lovington rack facility acquired from Holly in March 2010).
Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2011, these agreements with Holly will result in minimum annualized payments to us of $133 million.
If Holly fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. A shortfall payment under the Holly PTA and Holly IPA may be applied as a credit in the following four quarters after minimum obligations are met.
Under certain provisions of an omnibus agreement we have with Holly (the “Omnibus Agreement”) we pay Holly an annual administrative fee for the provision by Holly or its affiliates of various general and administrative services to us, currently $2.3 million. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are charged to us separately by Holly. Also, we reimburse Holly and its affiliates for direct expenses they incur on our behalf.
Related party transactions with Holly are as follows:
•	Revenues received from Holly were $34.1 million and $33.6 million for the three months ended March 31, 2011 and 2010, respectively.
•	Holly charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended March 31, 2011 and 2010.
•	We reimbursed Holly for costs of employees supporting our operations of $5 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.
•
We distributed $9.7 million and $8.5 million for the three months ended March 31, 2011 and 2010, respectively, to Holly as regular distributions on its common units, and general partner interest, including general partner incentive distributions.

•	Accounts receivable from Holly were $20.4 million and $19 million at March 31, 2011 and December 31, 2010, respectively.

•	Accounts payable to Holly were $4.3 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively.
•
Revenues for the three months ended March 31, 2011 include $1.1 million of shortfalls billed under the Holly IPA in 2010, as Holly did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2011 and December 31, 2010, includes $3.8 million and $3.3 million, respectively, relating to the Holly IPA. It is possible that Holly may not exceed its minimum obligations under the Holly IPA to allow Holly to receive credit for any of the $3.8 million deferred at March 31, 2011.

•	We acquired certain storage assets and an asphalt loading rack facility from Holly in March 2010. See Note 2 for a description of this transaction.
Note 10: Partners’ Equity
Holly currently holds 7,290,000 of our common units and the 2% general partner interest, which together constitutes a 34% ownership interest in us.
In May 2010, all of the conditions necessary to end the subordination period for the 937,500 Class B subordinated units originally issued to Alon in connection with our acquisition of assets from Alon in 2005 were met and the units were converted into our common units on a one-for-one basis. These subordinated units were not publicly traded.
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
The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
General partner interest in net income	$237	$169
General partner incentive distribution	3,325	2,477

Total general partner interest in net income attributable to HEP	$3,562	$2,646

Cash Distributions
Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 27, 2011, we announced our cash distribution for the first quarter of 2011 of $0.855 per unit. The distribution is payable on all common and general partner units and will be paid May 13, 2011 to all unitholders of record on May 6, 2011.
The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per unit data)
General partner interest	$453	$418
General partner incentive distribution	3,325	2,477

Total general partner distribution	3,778	2,895
Limited partner distribution	18,877	17,994

Total regular quarterly cash distribution	$22,655	$20,889

Cash distribution per unit applicable to limited partners	$0.855	$0.815

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
Comprehensive Income
We have other comprehensive income resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$15,169	$10,702
Other comprehensive income (loss):
Change in fair value of cash flow hedge	1,283	(1,361)

Comprehensive income attributable to HEP unitholders	$16,452	$9,341

Note 11: Supplemental Guarantor/Non-Guarantor Financial Information
Obligations of Holly Energy Partners, L.P. (“Parent”) under the 6.25% Senior Notes and 8.25% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional.
The following financial information presents condensed consolidating balance sheets, statements of income, and statements of cash flows of the Parent and the Guarantor Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheet

		Guarantor
March 31, 2011	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,500	$—	$1,502
Accounts receivable	—	23,475	—	23,475
Intercompany accounts receivable (payable)	(127,271)	127,271	—	—
Prepaid and other current assets	211	335	—	546

Total current assets	(127,058)	152,581	—	25,523

Properties and equipment, net	—	440,523	—	440,523
Investment in subsidiaries	564,586	—	(564,586)	—
Transportation agreements, net	—	106,753	—	106,753
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,802	—	25,802
Other assets	1,209	3,231	—	4,440

Total assets	$438,737	$777,999	$(564,586)	$652,150

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,325	$—	$10,325
Accrued interest	1,514	27	—	1,541
Deferred revenue	—	9,333	—	9,333
Accrued property taxes	—	1,738	—	1,738
Other current liabilities	600	479	—	1,079

Total current liabilities	2,114	21,902	—	24,016

Long-term debt	332,733	182,000	—	514,733
Other long-term liabilities	—	9,511	—	9,511
Partners’ equity	103,890	564,586	(564,586)	103,890

Total liabilities and partners’ equity	$438,737	$777,999	$(564,586)	$652,150

Condensed Consolidating Balance Sheet

		Guarantor
December 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$401	$—	$403
Accounts receivable	—	22,508	—	22,508
Intercompany accounts receivable (payable)	(92,230)	92,230	—	—
Prepaid and other current assets	235	540	—	775

Total current assets	(91,993)	115,679	—	23,686

Properties and equipment, net	—	434,950	—	434,950
Investment in subsidiaries	541,262	—	(541,262)	—
Transportation agreements, net	—	108,489	—	108,489
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,437	—	25,437
Other assets	1,261	341	—	1,602

Total assets	$450,530	$734,005	$(541,262)	$643,273

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,238	$—	$10,238
Accrued interest	7,498	19	—	7,517
Deferred revenue	—	10,437	—	10,437
Accrued property taxes	—	1,990	—	1,990
Other current liabilities	1,011	251	—	1,262

Total current liabilities	8,509	22,935	—	31,444

Long-term debt	332,649	158,999	—	491,648
Other long-term liabilities	—	10,809	—	10,809
Partners’ equity	109,372	541,262	(541,262)	109,372

Total liabilities and partners’ equity	$450,530	$734,005	$(541,262)	$643,273

Condensed Consolidating Statement of Income

		Guarantor
Three months ended March 31, 2011	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$34,107	$—	$34,107
Third parties	—	10,910	—	10,910

	—	45,017	—	45,017

Operating costs and expenses:
Operations	—	12,796	—	12,796
Depreciation and amortization	—	7,640	—	7,640
General and administrative	751	612	—	1,363

	751	21,048	—	21,799

Operating income (loss)	(751)	23,969	—	23,218

Equity in earnings of subsidiaries	22,042	—	(22,042)	—
Equity in earnings of SLC Pipeline	—	740	—	740
Interest income (expense)	(6,122)	(2,427)	—	(8,549)
Other	—	(12)	—	(12)

	15,920	(1,699)	(22,042)	(7,821)

Income (loss) before income taxes	15,169	22,270	(22,042)	15,397
State income tax	—	(228)	—	(228)

Net income	$15,169	$22,042	$(22,042)	$15,169

Condensed Consolidating Statement of Income

		Guarantor
Three months ended March 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$33,597	$—	$33,597
Third parties	—	7,099	—	7,099

	—	40,696	—	40,696

Operating costs and expenses:
Operations	—	13,060	—	13,060
Depreciation and amortization	—	7,210	—	7,210
General and administrative	1,801	762	—	2,563

	1,801	21,032		22,833

Operating income (loss)	(1,801)	19,664	—	17,863

Equity in earnings of subsidiaries	17,485	—	(17,485)	—
Equity in earnings of SLC Pipeline	—	481	—	481
Interest income (expense)	(4,982)	(2,559)	—	(7,541)
Other	—	(7)	—	(7)

	12,503	(2,085)	(17,485)	(7,067)

Income (loss) before income taxes	10,702	17,579	(17,485)	10,796
State income tax	—	(94)	—	(94)

Net income	$10,702	$17,485	$(17,485)	$10,702

Condensed Consolidating Statement of Cash Flows

		Guarantor
Three months ended March 31, 2011	Parent	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$22,604	$(7,382)	$—	$15,222

Cash flows from investing activities
Additions to properties and equipment	—	(11,475)	—	(11,475)

Cash flows from financing activities
Net borrowings under credit agreement	—	23,000	—	23,000
Distributions to HEP unitholders	(22,205)	—	—	(22,205)
Purchase of units for restricted grants	(399)	—	—	(399)
Deferred financing costs	—	(3,044)	—	(3,044)

	(22,604)	19,956	—	(2,648)

Cash and cash equivalents
Increase (decrease) for the period	—	1,099	—	1,099
Beginning of period	2	401	—	403

End of period	$2	$1,500	$—	$1,502

Condensed Consolidating Statement of Cash Flows

		Guarantor
Three months ended March 31, 2010	Parent	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash flows from operating activities	$(69,523)	$88,246	$—	$18,723

Cash flows from investing activities
Additions to properties and equipment	—	(1,911)	—	(1,911)
Acquisition of assets from Holly Corporation	—	(37,234)	—	(37,234)

	—	(39,145)	—	(39,145)

Cash flows from financing activities
Net repayments under credit agreement	—	(35,000)	—	(35,000)
Net proceeds from issuance of senior notes	147,540	—		147,540
Distributions to HEP unitholders	(20,506)	—	—	(20,506)
Purchase price in excess of transferred basis in assets acquired from Holly Corporation	(55,766)	—	—	(55,766)
Purchase of units for restricted grants	(1,745)	—	—	(1,745)

	69,523	(35,000)	—	34,523

Cash and cash equivalents
Increase (decrease) for the period	—	14,101	—	14,101
Beginning of period	2	2,506	—	2,508

End of period	$2	$16,607	$—	$16,609

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.
OVERVIEW
Holly Energy Partners, L.P. is a Delaware limited partnership. We own and operate petroleum product and crude oil pipeline and terminal, tankage and loading rack facilities that support Holly Corporation’s (“Holly”) refining and marketing operations in west Texas, New Mexico, Utah, Oklahoma, Idaho and Arizona. Holly and its subsidiaries currently own a 34% interest in us including the 2% general partnership interest. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon’s (“Alon”) Big Spring refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in the SLC Pipeline (the “SLC Pipeline”), a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.
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

Under these agreements, Holly agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2011, these agreements with Holly will result in minimum annualized payments to us of $133 million.
We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments.
We have a capacity lease agreement with Alon under which we lease Alon space on our Orla to El Paso pipeline for the shipment of up to 17,500 barrels of refined product per day. The terms under this agreement expire beginning in 2012 through 2018.
As of March 31, 2011, contractual minimums under our long-term service agreements are as follows:

	Minimum Annualized
	Commitment
Agreement	(In millions)	Year of Maturity	Contract Type

Holly PTA	$43.7	2019	Minimum revenue commitment
Holly IPA	20.7	2024	Minimum revenue commitment
Holly CPTA	28.4	2023	Minimum revenue commitment
Holly PTTA	27.2	2024	Minimum revenue commitment
Holly RPA	9.2	2024	Minimum revenue commitment
Holly ETA	2.7	2024	Minimum revenue commitment
Holly ATA	0.5	2025	Minimum revenue commitment
Holly NPA	0.6	2024	Minimum revenue commitment
Alon PTA	23.4	2020	Minimum volume commitment
Alon capacity lease	6.4	Various	Capacity lease

Total	$162.8

A significant reduction in revenues under these agreements would have a material adverse effect on our results of operations.
Under certain provisions of an omnibus agreement (“Omnibus Agreement”) that we have with Holly, we pay Holly an annual administrative fee, currently $2.3 million, for the provision by Holly or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by Holly. We also reimburse Holly and its affiliates for direct expenses they incur on our behalf.

RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2011 and 2010.

	Three Months Ended		Change
	March 31,		from
	2011	2010	2010
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates — refined product pipelines	$9,858	$11,480	$(1,622)
Affiliates — intermediate pipelines	4,633	5,792	(1,159)
Affiliates — crude pipelines	9,321	9,405	(84)

	23,812	26,677	(2,865)
Third parties — refined product pipelines	9,155	5,404	3,751

	32,967	32,081	886
Terminals and loading racks:
Affiliates	10,295	6,920	3,375
Third parties	1,755	1,695	60

	12,050	8,615	3,435

Total revenues	45,017	40,696	4,321

Operating costs and expenses
Operations	12,796	13,060	(264)
Depreciation and amortization	7,640	7,210	430
General and administrative	1,363	2,563	(1,200)

	21,799	22,833	(1,034)

Operating income	23,218	17,863	5,355

Equity in earnings of SLC Pipeline	740	481	259
Interest income	—	3	(3)
Interest expense, including amortization	(8,549)	(7,544)	(1,005)
Other	(12)	(7)	(5)

	(7,821)	(7,067)	(754)

Income before income taxes	15,397	10,796	4,601

State income tax	(228)	(94)	(134)

Net income	15,169	10,702	4,467

Less general partner interest in net income, including incentive distributions (1)	3,562	2,646	916

Limited partners’ interest in net income	$11,607	$8,056	$3,551

Limited partners’ earnings per unit — basic and diluted (1)	$0.53	$0.36	$0.17

Weighted average limited partners’ units outstanding	22,079	22,079	—

EBITDA (2)	$31,586	$25,547	$6,039

Distributable cash flow (3)	$20,772	$20,159	$613

Volumes (bpd)
Pipelines:
Affiliates — refined product pipelines	77,218	93,382	(16,164)
Affiliates — intermediate pipelines	68,617	79,118	(10,501)
Affiliates — crude pipelines	136,257	134,889	1,368

	282,092	307,389	(25,297)
Third parties — refined product pipelines	48,528	30,835	17,693

	330,620	338,224	(7,604)
Terminals and loading racks:
Affiliates	157,932	163,796	(5,864)
Third parties	40,356	34,843	5,513

	198,288	198,639	(351)

Total for pipelines and terminal assets (bpd)	528,908	536,863	(7,955)

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

(2)
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

Set forth below is our calculation of EBITDA.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income	$15,169	$10,702

Add (subtract):
Interest expense	8,259	5,886
Amortization of discount and deferred debt issuance costs	290	194
Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	—	1,464
Interest income	—	(3)
State income tax	228	94
Depreciation and amortization	7,640	7,210

EBITDA	$31,586	$25,547

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of equity in excess cash flows over earnings of SLC Pipeline, and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net income	$15,169	$10,702

Add (subtract):
Depreciation and amortization	7,640	7,210
Amortization of discount and deferred debt issuance costs	290	194

Increase in interest expense — change in fair value of interest rate swaps and swap settlement costs	—	1,464
Equity in excess cash flows over earnings of SLC Pipeline	6	178
Increase (decrease) in deferred revenue	(1,104)	1,108
Maintenance capital expenditures*	(1,229)	(697)

Distributable cash flow	$20,772	$20,159

*
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31,	December 31,
	2011	2010
	(In thousands)
Balance Sheet Data

Cash and cash equivalents	$1,502	$403
Working capital	$1,507	$(7,758)
Total assets	$652,150	$643,273
Long-term debt	$514,733	$491,648
Partners’ equity (4)	$103,890	$109,372

(4)
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

Results of Operations — Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Summary
Net income for the three months ended March 31, 2011 was $15.2 million, a $4.5 million increase compared to the three months ended March 31, 2010. This increase in overall earnings is due principally to earnings attributable to our March 2010 asset acquisitions and an increase in previously deferred revenue realized.
Revenues for the three months ended March 31, 2011 include the recognition of $3.6 million of prior shortfalls billed to shippers in 2010 as they did not meet their minimum volume commitments in any of the subsequent four quarters. Revenues of $2.5 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2011. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels or in 2012 when shipping rights expire unused after a twelve-month period.
Revenues
Total revenues for the three months ended March 31, 2011 were $45 million, a $4.3 million increase compared to the three months ended March 31, 2010. This is due principally to revenues attributable to our March 2010 asset acquisitions and a $1.1 million increase in previously deferred revenue realized. Overall pipeline shipments were down slightly from the first quarter of 2010, reflecting an 8% decrease in affiliate pipeline shipments that were offset significantly by an increase in third-party pipeline shipments.
Related-party pipeline and throughput volumes were down during the current year first quarter as a result of downtime at Holly’s Navajo refinery following a plant-wide power outage in late January and a delay in the process of restoring production to planned operating levels during February as a result of inclement weather. Also, production levels at the Navajo refinery were also down during the first quarter of 2010 as a result of planned project work.
Revenues from our refined product pipelines were $19 million, an increase of $2.1 million compared to the three months ended March 31, 2010. This increase is due principally to a $1.7 million increase in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 125.7 thousand barrels per day (“mbpd”) compared to 124.2 mbpd for the same period last year.
Revenues from our intermediate pipelines were $4.6 million, a decrease of $1.2 million compared to the three months ended March 31, 2010. This includes a $0.6 million decrease in previously deferred revenue realized. Shipments on our intermediate product pipeline system decreased to an average of 68.6 mbpd compared to 79.1 mbpd for the same period last year.
Revenues from our crude pipelines were $9.3 million, a decrease of $0.1 million compared to the three months ended March 31, 2010. Volumes on our crude pipelines averaged 136.3 mbpd compared to 134.9 mbpd for the same period last year.
Revenues from terminal, tankage and loading rack fees were $12.1 million, an increase of $3.4 million compared to the three months ended March 31, 2010. This increase is due primarily to $3.5 million in revenues attributable to our Tulsa storage and rack facilities acquired from Holly in March 2010. Refined products terminalled in our facilities decreased to an average of 198.3 mbpd compared to 198.6 mbpd for the same period last year.
Operations Expense
Operations expense for the three months ended March 31, 2011 decreased by $0.3 million compared to the three months ended March 31, 2010. This decrease was due principally to lower maintenance costs incurred during the current year.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2011 increased by $0.4 million compared to the three months ended March 31, 2010. This was due to increased depreciation attributable to our March 2010 asset acquisitions and capital projects.
General and Administrative
General and administrative costs for the three months ended March 31, 2011 decreased by $1.2 million compared to the three months ended March 31, 2010 which included professional fees and costs incurred as a result of our asset acquisitions from Holly.
Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2011 totaled $8.5 million, an increase of $1 million compared to the three months ended March 31, 2010. This increase reflects interest on our 8.25% senior notes issued in March 2010. Additionally, interest expense for the three months ended March 31, 2010 include fair value adjustments of $1.5 million attributable to interest rate swaps settled in the first quarter of 2010. Excluding the effects of the 2010 fair value adjustments, our aggregate effective interest rate was 6.8% for the three months ended March 31, 2011 compared to 5.7% for 2010.
State Income Tax
We recorded state income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, which are solely attributable to the Texas margin tax.
LIQUIDITY AND CAPITAL RESOURCES
Overview
During the quarter ended March 31, 2011, we received advances totaling $30 million and repaid $7 million, resulting in net borrowings of $23 million under our $275 million senior secured revolving credit facility (the “Credit Agreement”) and an outstanding balance of $182 million at March 31, 2011. As of March 31, 2011, we had no working capital borrowings.
The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit.
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
In February 2011 we paid regular quarterly cash distributions of $0.845 on all units in an aggregate amount of $22.2 million. Included in these distributions were $3.1 million of incentive distribution payments to the general partner.
Cash and cash equivalents increased by $1.1 million during the three months ended March 31, 2011. The cash flows provided by operating activities of $15.2 million exceeded the combined cash flows used for investing and financing activities of $11.5 million and $2.6 million, respectively. Working capital increased by $9.3 million to $1.5 million during the three months ended March 31, 2011.
Cash Flows — Operating Activities
Cash flows from operating activities decreased by $3.5 million from $18.7 million for the three months ended March 31, 2010 to $15.2 million for the three months ended March 31, 2011. This decrease is due principally to interest payments attributable to the 8.25% Senior Notes.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $3.6 million during the three months ended March 31, 2010 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the three months ended March 31, 2011. Another $2.5 million is included in our accounts receivable at March 31, 2011 related to shortfalls that occurred during the first quarter of 2011.
Cash Flows — Investing Activities
Cash flows used for investing activities decreased by $27.6 million from $39.1 million for the three months ended March 31, 2010 to $11.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2011 and 2010, we invested $11.5 million and $1.9 million in additions to properties and equipment, respectively. Additionally in March 2010, we acquired storage assets from Holly for $37.2 million.
Cash Flows — Financing Activities
Cash flows used for financing activities were $2.6 million compared to cash provided by financing activities of $34.5 million for the three months ended March 31, 2010, a decrease of $37.1 million. During the three months ended March 31, 2011, we received $30 million and repaid $7 million in advances under the Credit Agreement, we paid $22.2 million in regular quarterly cash distributions to our general and limited partners, paid $3 million in financing costs to amend our previous credit agreement and paid $0.4 million for the purchase of common units for recipients of our restricted unit incentive grants. For the three months ended March 31, 2010, we received $33 million and repaid $68 million in advances under the Credit Agreement. We also received $147.5 million in net proceeds upon the issuance of the 8.25% Senior Notes. Additionally during the three months ended March 31, 2010, we paid $20.5 million in regular quarterly cash distributions to our general and limited partners, paid $55.8 million in excess of Holly’s transferred basis in the storage assets acquired in March 2010 and paid $1.7 million for the purchase of common units for recipients of restricted grants.
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
We are currently constructing five interconnecting pipelines between Holly’s Tulsa east and west refining facilities. The project is expected to cost approximately $35 million with completion in the summer of 2011. We are currently negotiating terms for a long-term agreement with Holly to transfer intermediate products via these pipelines that will commence upon completion of the project. In the event that we are unable to obtain such an agreement, Holly will reimburse us for the cost of the pipelines.
We have an option agreement with Holly, granting us an option to purchase Holly’s 75% equity interest in UNEV Pipeline, LLC (“UNEV Pipeline”), a joint venture pipeline currently under construction that will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Under this agreement, we have an option to purchase Holly’s equity interest in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to Holly’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The current total construction cost of the pipeline project including terminals is expected to be approximately in the $340 million range. This includes the construction of ethanol blending and storage facilities at the Cedar City terminal. Holly’s share of this estimated cost is the $255 million range and is exclusive of the 7% per annum interest cost under our option to purchase Holly’s 75% interest in the UNEV Pipeline. The pipeline is in the final construction phase and is expected to be mechanically complete in the third quarter of 2011.
We expect that our currently planned sustaining and maintenance capital expenditures as well as expenditures for acquisitions and capital development projects such as the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline. We are not obligated to purchase the UNEV Pipeline nor are we subject to any fees or penalties if HLS’ board of directors decides not to proceed with this opportunity.
Credit Agreement
We have a $275 million Credit Agreement that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2011, we amended our previous credit agreement (expiring in August 2011), slightly, reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The Credit Agreement expires in February 2016; however, in the event that the 6.25% Senior Notes are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the Credit Agreement shall expire on that date.

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
Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 1.00% to 2.00%) or (b) at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (ranging from 2.00% to 3.00%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.375% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.
The Credit Agreement imposes certain requirements on us including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.
Senior Notes
The 6.25% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.
Indebtedness under the Senior Notes is recourse to HEP Logistics Holdings, L.P., our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics Holdings, L.P. would be limited to the extent of its assets, which other than its investment in us, are not significant.
The carrying amounts of our long-term debt are as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Credit Agreement	$182,000	$159,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,489)	(1,584)
Unamortized premium — dedesignated fair value hedge	1,357	1,444

	184,868	184,860

8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(2,135)	(2,212)

	147,865	147,788

Total long-term debt	$514,733	$491,648

See “Risk Management” for a discussion of our interest rate swap.

Contractual Obligations
During the three months ended March 31, 2011, we had net borrowings of $23 million resulting in $182 million of borrowings outstanding under the Credit Agreement at March 31, 2011.
There were no other significant changes to our long-term contractual obligations during this period.
Impact of Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2011 and 2010.
A substantial majority of our revenues are generated under long-term contracts that provide for increases in our rates and minimum revenue guarantees annually for increases in the PPI. Historically, the PPI has increased an average of 3% annually over the past 5 calendar years. This is no indication that PPI increases will be realized in the near future. Furthermore, certain of our long-term contracts have provisions that limit the level of annual PPI percentage rate increases.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from Holly. Certain of these projects were underway prior to our purchase and represent liabilities of Holly Corporation as the obligation for future remediation activities was retained by Holly. At March 31, 2011, we have an accrual of $0.3 million that relates to environmental clean-up projects for which we have assumed liability. The remaining projects, including assessment and monitoring activities, are covered under the Holly environmental indemnification discussed above and represent liabilities of Holly Corporation.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows
Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2011. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.
RISK MANAGEMENT
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.
As of March 31, 2011, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts our $155 million LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin currently 2.50%, which equals an effective interest rate of 6.24% as of March 31, 2011. This swap contract matures in February 2013.
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

Additional information on our interest rate swap is as follows:

	Balance Sheet		Location of Offsetting	Offsetting
Derivative Instrument	Location	Fair Value	Balance	Amount
	(In thousands)
March 31, 2011

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$8,743	Accumulated other comprehensive loss	$8,743

December 31, 2010

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

We review publicly available information on our counterparty in order to review and monitor its financial stability and assess its ongoing ability to honor its commitments under the interest rate swap contract. This counterparty is a large financial institution. Furthermore, we have not experienced, nor do we expect to experience, any difficulty in the counterparty honoring its respective commitment.
The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.
At March 31, 2011, we had an outstanding principal balance on our 6.25% Senior Notes and 8.25% Senior Notes of $185 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2011, the fair value of our 6.25% Senior Notes and 8.25% Senior Notes were $185 million and $160.5 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.25% Senior Notes and 8.25% Senior Notes at March 31, 2011 would result in a change of approximately $4 million and $6 million, respectively, in the fair value of the underlying notes.
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2011, borrowings outstanding under the Credit Agreement were $182 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155 million of outstanding borrowings to a fixed rate of 6.24%.
At March 31, 2011, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.
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
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
The Exhibit Index on page 37 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P. (Registrant)

	By:	HEP LOGISTICS HOLDINGS, L.P.
its General Partner

	By:	HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: April 29, 2011		/s/ Bruce R. Shaw Bruce R. Shaw
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Scott C. Surplus Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description

10.1
Second Amended and Restated Credit Agreement dated February 14, 2011, among Holly Energy Partners — Operating, L.P., Wells Fargo Bank, N.A., as administrative agent and an issuing bank, Union Bank, N.A., as syndication agent, BBVA Compass Bank and U.S. Bank N.A., as co-documentation agents, and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated February 18, 2011, File No. 1-32225).

10.2	*
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated February 18, 2011, File No. 1-32225).

10.3	*	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K Current Report dated February 18, 2011, File No. 1-32225).

10.4	*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K Current Report dated February 18, 2011, File No. 1-32225).

10.5
Second Amendment to Tulsa Refinery Interconnects Term Sheet dated March 31, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated March 31, 2011, File No. 1-32225).

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