Form 10-Q
period 2011-09-30
HOLLY ENERGY PARTNERS LP
filed 2011-10-28
CIK 1283140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the registrant’s outstanding common units at October 21, 2011 was 22,078,509.

HOLLY ENERGY PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation, Alon USA, Inc. and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to successfully purchase and integrate additional operations in the future;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Item 1.	Financial Statements

Holly Energy Partners, L.P.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$1,802	$403
Accounts receivable:
Trade	4,105	3,544
Affiliates	19,716	18,964

	23,821	22,508
Prepaid and other current assets	1,645	775

Total current assets	27,268	23,686
Properties and equipment, net	448,597	434,950
Transportation agreements, net	103,280	108,489
Goodwill	49,109	49,109
Investment in SLC Pipeline	25,348	25,437
Other assets	4,101	1,602

Total assets	$657,703	$643,273

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$3,858	$6,347
Affiliates	3,825	3,891

	7,683	10,238
Accrued interest	1,540	7,517
Deferred revenue	6,520	10,437
Accrued property taxes	2,800	1,990
Other current liabilities	1,138	1,262

Total current liabilities	19,681	31,444
Long-term debt	534,902	491,648
Other long-term liabilities	8,144	10,809

Partners’ equity:
Common unitholders (22,078,509 units issued and outstanding at September 30, 2011 and December 31, 2010)	255,147	271,649
General partner interest (2% interest)	(152,793)	(152,251)
Accumulated other comprehensive loss	(7,378)	(10,026)

Total partners’ equity	94,976	109,372

Total liabilities and partners’ equity	$657,703	$643,273

See accompanying notes.

Holly Energy Partners, L.P.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Revenues:
Affiliates	$40,946	$37,313	$112,192	$107,989
Third parties	8,322	9,236	33,033	24,739

	49,268	46,549	145,225	132,728

Operating costs and expenses:
Operations	14,689	13,632	41,851	40,187
Depreciation and amortization	7,733	7,237	23,086	22,038
General and administrative	2,012	1,508	4,948	5,984

	24,434	22,377	69,885	68,209

Operating income	24,834	24,172	75,340	64,519

Other income (expense):
Equity in earnings of SLC Pipeline	641	570	1,848	1,595
Interest income	—	1	—	6
Interest expense	(8,828)	(8,417)	(26,101)	(25,510)
Other income	20	9	8	2

	(8,167)	(7,837)	(24,245)	(23,907)

Income before income taxes	16,667	16,335	51,095	40,612

State income tax (expense) benefit	77	(76)	(169)	(216)

Net income	16,744	16,259	50,926	40,396

Less general partner interest in net income, including incentive distributions	4,009	3,172	11,418	8,727

Limited partners’ interest in net income	$12,735	$13,087	$39,508	$31,669

Limited partners’ per unit interest in earnings—basic and diluted:	$0.58	$0.59	$1.79	$1.43

Weighted average limited partners’ units outstanding	22,079	22,079	22,079	22,079

See accompanying notes.

Holly Energy Partners, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$50,926	$40,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,086	22,038
Equity in earnings of SLC Pipeline, net of distributions	89	406
Change in fair value—interest rate swaps	—	1,464
Amortization of restricted and performance units	1,634	1,770
(Increase) decrease in current assets:
Accounts receivable—trade	(561)	973
Accounts receivable—affiliates	(752)	(3,525)
Prepaid and other current assets	(870)	(382)
Current assets of discontinued operations	—	2,195
Increase (decrease) in current liabilities:
Accounts payable—trade	(2,489)	(882)
Accounts payable—affiliates	(66)	457
Accrued interest	(5,977)	(1,331)
Deferred revenue	(3,917)	3,279
Accrued property taxes	810	425
Other current liabilities	(124)	(215)
Other, net	857	(939)

Net cash provided by operating activities	62,646	66,129

Cash flows from investing activities
Additions to properties and equipment	(31,493)	(8,054)
Acquisition of assets from HollyFrontier Corporation	—	(35,526)

Net cash used for investing activities	(31,493)	(43,580)

Cash flows from financing activities
Borrowings under credit agreement	93,000	52,000
Repayments of credit agreement borrowings	(50,000)	(101,000)
Proceeds from issuance of senior notes	—	147,540
Distributions to HEP unitholders	(67,963)	(62,648)
Purchase price in excess of transferred basis in assets acquired from HollyFrontier Corporation	—	(57,474)
Purchase of units for incentive grants	(1,641)	(2,276)
Deferred financing costs	(3,150)	(493)

Net cash used for financing activities	(29,754)	(24,351)

Cash and cash equivalents
Increase (decrease) for the period	1,399	(1,802)
Beginning of period	403	2,508

End of period	$1,802	$706

See accompanying notes.

Holly Energy Partners, L.P.

Consolidated Statement of Partners’ Equity

(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance December 31, 2010	$271,649	$(152,251)	$(10,026)	$109,372

Distributions to HEP unitholders	(56,627)	(11,336)	—	(67,963)
Purchase of units for restricted grants	(1,641)	—	—	(1,641)
Amortization of restricted and performance units	1,634	—	—	1,634
Comprehensive income:
Net income	40,132	10,794	—	50,926
Other comprehensive income	—	—	2,648	2,648

Comprehensive income	40,132	10,794	2,648	53,574

Balance September 30, 2011	$255,147	$(152,793)	$(7,378)	$94,976

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

We operate in one business segment—the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.

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

New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, an accounting standard update was issued that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the option to present the components of other comprehensive income in the statement of partners’ equity. This accounting standard update is effective January 1, 2012 and will be applied retrospectively. This update will not have an impact on our financial condition, results of operations and cash flows.

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, an accounting standard update was issued that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed beginning January 1, 2012. This update will not have an impact on our financial condition, results of operations and cash flows.

Note 2: Acquisitions

Pending 2011 Acquisition

Legacy Frontier Pipeline and Tankage Asset Transaction

We have announced an agreement in principle with HFC, subject to the execution of definitive agreements and certain closing conditions, for the acquisition of certain pipeline, tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries for $340 million. The purchase price is expected to be paid in promissory notes with an aggregate original principal amount of $150 million and we will issue HFC an additional number of our common units having a value equal to the remaining $190 million purchase price.

In connection with the proposed transaction, we intend to enter into 15-year throughput agreements with HFC in November 2011 containing minimum annual revenue commitments that we project will result in $47 million of incremental annual revenue.

We are a consolidated variable interest entity of HFC. Therefore, in accounting for this proposed transaction, we will record the assets at HFC’s cost basis.

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

In accounting for these 2010 acquisitions from HFC, we recorded total property and equipment at HFC’s cost basis of $36 million and the purchase price in excess of HFC’s basis in the assets of $57 million as a decrease to our partners’ equity.

Note 3: Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

Our debt consists of borrowings outstanding under our $275 million revolving credit agreement (the “Credit Agreement”), our 6.25% senior notes due 2015 (the “6.25% Senior Notes”) and our 8.25% senior notes due 2018 (the “8.25% Senior Notes”). The $202 million carrying amount of borrowings outstanding under the Credit Agreement approximates fair value as interest rates are reset frequently using current rates. The estimated fair values of our 6.25% Senior Notes and 8.25% Senior Notes were $182.7 million and $155.3 million, respectively, at September 30, 2011. These fair value estimates are based on market quotes provided from a third-party bank. See Note 7 for additional information on these instruments.

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

We have an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs that as of September 30, 2011 represented a liability having a fair value of $7.4 million. With respect to this instrument, fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of our interest rate swap agreement. Our measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input. See Note 7 for additional information on our interest rate swap.

Note 4: Properties and Equipment

	September 30, 2011	December 31, 2010
	(In thousands)
Pipelines and terminals	$546,861	$507,260
Land and right of way	25,516	25,264
Other	15,302	14,591
Construction in progress	7,491	16,601

	595,170	563,716
Less accumulated depreciation	146,573	128,766

	$448,597	$434,950

We capitalized $0.8 million and $0.4 million in interest related to major construction projects during the nine months ended September 30, 2011 and 2010, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC crude pipelines and tankage agreement	74,231	74,231

	134,164	134,164
Less accumulated amortization	30,884	25,675

	$103,280	$108,489

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

Note 6: Employees, Retirement and Incentive Plans

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $0.8 million for the three months ended September 30, 2011 and 2010 and $2.2 million and $2.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

We have adopted an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

As of September 30, 2011, we have two types of equity-based compensation, which are described below. The compensation cost charged against income for these plans was $0.6 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. We currently purchase units in the open market instead of issuing new units for the settlement of all unit awards under our Long-Term Incentive Plan. At September 30, 2011, 350,000 units were authorized to be granted under the equity-based compensation plans, of which 67,209 had not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted unit activity and changes during the nine months ended September 30, 2011 is presented below:

Restricted Units	Grants	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011 (nonvested)	47,295	$37.47
Granted	24,650	58.09
Vesting and transfer of full ownership to recipients	(34,607)	39.67
Forfeited	(7,802)	43.71

Outstanding at September 30, 2011 (nonvested)	29,536	$50.45	1.1 years	$1,453

The fair value of restricted units that were vested and transferred to recipients during the nine months ended September 30, 2011 and 2010 were $1.7 million and $1.6 million, respectively. As of September 30, 2011, there was $0.8 million of total unrecognized compensation costs related to nonvested restricted unit grants. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units

Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted in 2011 and 2010 are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. Performance units granted in 2009 are payable based upon the growth in distributions on our common units during the requisite period, and vest over a period of three years. As of September 30, 2011, estimated share payouts for outstanding nonvested performance unit awards ranged from 110% to 120%.

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

A summary of performance unit activity and changes during the nine months ended September 30, 2011 is presented below:

Performance Units	Payable In Units
Outstanding at January 1, 2011 (nonvested)	59,415
Granted	8,969
Vesting and transfer of common units to recipients	(25,393)
Forfeited	—

Outstanding at September 30, 2011 (nonvested)	42,991

The fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2011 and 2010 was $0.9 million and $0.5 million, respectively. Based on the weighted average grant-date fair value, there were $0.8 million of total unrecognized compensation costs related to nonvested performance units at September 30, 2011. That cost is expected to be recognized over a weighted-average period of 1 year.

During the nine months ended September 30, 2011, we paid $1.6 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7: Debt

Credit Agreement

We have a $275 million Credit Agreement that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It also is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2011, we amended our previous credit agreement (expiring in August 2011), extending the expiration date and slightly reducing the size of the credit facility from $300 million to $275 million. The size was reduced based on management’s review of past and forecasted utilization of the facility. The Credit Agreement expires in February 2016; however, in the event that the 6.25% Senior Notes are not repurchased, refinanced, extended or repaid prior to September 1, 2014, the Credit Agreement shall expire on that date.

During the nine months ended September 30, 2011, we received advances totaling $93 million and repaid $50 million, resulting in net borrowings of $43 million under the Credit Agreement and an outstanding balance of $202 million at September 30, 2011.

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

The carrying amounts of our debt are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Credit Agreement	$202,000	$159,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,299)	(1,584)
Unamortized premium—dedesignated fair value hedge	1,184	1,444

	184,885	184,860

8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,983)	(2,212)

	148,017	147,788

Total long-term debt	$534,902	$491,648

Interest Rate Risk Management

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2011, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin, currently 2.5%, which equals an effective interest rate of 6.24% as of September 30, 2011. This swap contract matures in February 2013.

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

At September 30, 2011, we have an accumulated other comprehensive loss of $7.4 million that relates to our cash flow hedge. Of this amount, approximately $5 million will be effectively transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swap is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2011

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$7,378	Accumulated other comprehensive loss	$7,378

December 31, 2010

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

Interest Expense and Other Debt Information

Interest expense consists of the following components:

	Nine months Ended September 30,
	2011	2010
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$7,744	$6,908
6.25% Senior Notes	8,675	8,514
8.25% Senior Notes	9,286	6,940
Partial settlement of interest rate swap—cash flow hedge	—	1,076
Net fair value adjustments to interest rate swaps (1)	—	1,464
Net amortization of discount and deferred debt issuance costs	903	710
Commitment fees	332	286

Total interest incurred	26,940	25,898
Less capitalized interest	839	388

Net interest expense	$26,101	$25,510

Cash paid for interest (2)	$32,006	$29,515

(1)	Represents fair value adjustments to interest rate swap agreements settled during the first quarter of 2010.
(2)	Net of cash received under previous interest rate swap agreements of $1.9 million for the nine months ended September 30, 2010.

Note 8: Significant Customers

All revenues are domestic revenues, of which 96% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
HFC	83%	80%	77%	81%
Alon(1)	13%	15%	19%	14%

(1)	The Alon PTA was amended in June 2011, limiting the carryover term of credits attributable to Alon’s shortfall payments to the calendar year end in which the shortfalls occur. As a result, we recognized an additional $0.9 million of previously deferred revenues during the nine months ended September 30, 2011 that relate to shortfall billings for the fourth quarter of 2010.

Note 9: Related Party Transactions

HFC Agreements

We serve HFC’s refineries in New Mexico, Utah and Oklahoma under the following long-term pipeline and terminal, tankage and throughput agreements:

•	HFC PTA (pipelines and terminals throughput agreement expiring in 2019 that relates to assets contributed to us by HFC upon our initial public offering in 2004);

•	HFC IPA (intermediate pipelines throughput agreement expiring in 2024 that relates to assets acquired from HFC in 2005 and 2009);

•	HFC CPTA (crude pipelines and tankage throughput agreement expiring in 2023 that relates to assets acquired from HFC in 2008);

•

HFC PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east facilities acquired from Sinclair in 2009 and from HFC in March 2010 and our Tulsa interconnect pipelines);

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

In August 2011, we and HFC amended the HFC PTTA to provide throughput services via our interconnect pipelines. The amendment provides for the transportation of intermediate products between HFC’s Tulsa east and west refining facilities and will result in minimum incremental annual revenues of $4.9 million.

Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2011, these agreements with HFC will result in minimum annualized payments to us of $145 million.

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

Related party transactions with HFC are as follows:

•

Revenues received from HFC were $40.9 million and $37.3 million for the three months ended September 30, 2011 and 2010, respectively, and $112.2 million and $108 million for the nine months ended September 30, 2011 and 2010, respectively.

•

HFC charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended September 30, 2011 and 2010 and $1.7 million for the nine months ended September 30, 2011 and 2010.

•

We reimbursed HFC for costs of employees supporting our operations of $5 million and $4.8 million for the three months ended September 30, 2011 and 2010, respectively, and $14.7 million and $13.6 million for the nine months ended September 30, 2011 and 2010, respectively.

•

We distributed $10.3 million and $9.1 million for the three months ended September 30, 2011 and 2010, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. We distributed $30 million and $26.5 million for the nine months ended September 30, 2011 and 2010, respectively.

•	Accounts receivable from HFC were $19.7 million and $19 million at September 30, 2011 and December 31, 2010, respectively.

•	Accounts payable to HFC were $3.8 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively.

•

Revenues for the three and the nine months ended September 30, 2011 include $0.8 million and $2.7 million, respectively, of shortfalls billed under the HFC IPA in 2010, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2011 and December 31, 2010, includes $3.7 million and $3.3 million, respectively, relating to the HFC IPA. It is possible that HFC may not exceed its minimum obligations under the HFC IPA to allow HFC to receive credit for any of the $3.7 million deferred at September 30, 2011.

•

We have a pending acquisition of pipeline and tankage assets from HFC that is expected to close in November 2011. Also, we acquired certain storage assets and an asphalt loading rack facility from HFC in March 2010. See Note 2 for a description of these transactions.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
General partner interest in net income	$260	$271	$807	$659
General partner incentive distribution	3,749	2,901	10,611	8,068

Total general partner interest in net income attributable to HEP	$4,009	$3,172	$11,418	$8,727

Cash Distributions

Our general partner, HEP Logistics Holdings, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 26, 2011, we announced our cash distribution for the third quarter of 2011 of $0.875 per unit. The distribution is payable on all common and general partner units and will be paid November 14, 2011 to all unitholders of record on November 7, 2011.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
General partner interest	$471	$436	$1,386	$1,280
General partner incentive distribution	3,749	2,901	10,611	8,068

Total general partner distribution	4,220	3,337	11,997	9,348
Limited partner distribution	19,318	18,435	57,294	54,566

Total regular quarterly cash distribution	$23,538	$21,772	$69,291	$63,914

Cash distribution per unit applicable to limited partners	$0.875	$0.835	$2.595	$2.475

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost in excess of HFC’s historical basis in the transferred assets of $218 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Comprehensive Income

We have other comprehensive income resulting from fair value adjustments to our cash flow hedge. Our comprehensive income is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$16,744	$16,259	$50,926	$40,396
Other comprehensive income (loss):
Change in fair value of cash flow hedge	1,094	(703)	2,648	(3,760)
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	—	—	1,076

Other comprehensive income (loss)	1,094	(703)	2,648	(2,684)

Comprehensive income	$17,838	$15,556	$53,574	$37,712

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

Condensed Consolidating Balance Sheet

September 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,800	$—	$1,802
Accounts receivable	—	23,821	—	23,821
Intercompany accounts receivable (payable)	(187,316)	187,316	—	—
Prepaid and other current assets	419	1,226	—	1,645

Total current assets	(186,895)	214,163	—	27,268
Properties and equipment, net	—	448,597	—	448,597
Investment in subsidiaries	616,079	—	(616,079)	—
Transportation agreements, net	—	103,280	—	103,280
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,348	—	25,348
Other assets	1,103	2,998	—	4,101

Total assets	$430,287	$843,495	$(616,079)	$657,703

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7,683	$—	$7,683
Accrued interest	1,514	26	—	1,540
Deferred revenue	—	6,520	—	6,520
Accrued property taxes	—	2,800	—	2,800
Other current liabilities	894	244	—	1,138

Total current liabilities	2,408	17,273	—	19,681
Long-term debt	332,903	201,999	—	534,902
Other long-term liabilities	—	8,144	—	8,144
Partners’ equity	94,976	616,079	(616,079)	94,976

Total liabilities and partners’ equity	$430,287	$843,495	$(616,079)	$657,703

Condensed Consolidating Balance Sheet

December 31, 2010	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$401	$—	$403
Accounts receivable	—	22,508	—	22,508
Intercompany accounts receivable (payable)	(92,230)	92,230	—	—
Prepaid and other current assets	235	540	—	775

Total current assets	(91,993)	115,679	—	23,686
Properties and equipment, net	—	434,950	—	434,950
Investment in subsidiaries	541,262	—	(541,262)	—
Transportation agreements, net	—	108,489	—	108,489
Goodwill	—	49,109	—	49,109
Investment in SLC Pipeline	—	25,437	—	25,437
Other assets	1,261	341	—	1,602

Total assets	$450,530	$734,005	$(541,262)	$643,273

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,238	$—	$10,238
Accrued interest	7,498	19	—	7,517
Deferred revenue	—	10,437	—	10,437
Accrued property taxes	—	1,990	—	1,990
Other current liabilities	1,011	251	—	1,262

Total current liabilities	8,509	22,935	—	31,444
Long-term debt	332,649	158,999	—	491,648
Other long-term liabilities	—	10,809	—	10,809
Partners’ equity	109,372	541,262	(541,262)	109,372

Total liabilities and partners’ equity	$450,530	$734,005	$(541,262)	$643,273

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$40,946	$—	$40,946
Third parties	—	8,322	—	8,322

	—	49,268	—	49,268
Operating costs and expenses:
Operations	—	14,689	—	14,689
Depreciation and amortization	—	7,733	—	7,733
General and administrative	1,166	846	—	2,012

	1,166	23,268	—	24,434

Operating income (loss)	(1,166)	26,000	—	24,834
Equity in earnings of subsidiaries	24,039	—	(24,039)	—
Equity in earnings of SLC Pipeline	—	641	—	641
Interest income (expense)	(6,129)	(2,699)	—	(8,828)
Other	—	20	—	20

	17,910	(2,038)	(24,039)	(8,167)

Income before income taxes	16,744	23,962	(24,039)	16,667

State income tax benefit (expense)	—	77	—	77

Net income	$16,744	$24,039	$(24,039)	$16,744

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$37,313	$—	$37,313
Third parties	—	9,236	—	9,236

	—	46,549	—	46,549
Operating costs and expenses:
Operations	—	13,632	—	13,632
Depreciation and amortization	—	7,237	—	7,237
General and administrative	888	620	—	1,508

	888	21,489	—	22,377

Operating income (loss)	(888)	25,060	—	24,172
Equity in earnings of subsidiaries	23,285	—	(23,285)	—
Equity in earnings of SLC Pipeline	—	570	—	570
Interest income (expense)	(6,138)	(2,278)	—	(8,416)
Other	—	9	—	9

	17,147	(1,699)	(23,285)	(7,837)

Income (loss) before income taxes	16,259	23,361	(23,285)	16,335

State income tax	—	(76)	—	(76)

Net income	$16,259	$23,285	$(23,285)	$16,259

Condensed Consolidating Statement of Income

Nine months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$112,192	$—	$112,192
Third parties	—	33,033	—	33,033

	—	145,225	—	145,225

Operating costs and expenses:
Operations	—	41,851	—	41,851
Depreciation and amortization	—	23,086	—	23,086
General and administrative	2,869	2,079	—	4,948

	2,869	67,016	—	69,885

Operating income (loss)	(2,869)	78,209	—	75,340

Equity in earnings of subsidiaries	72,167	—	(72,167)	—
Equity in earnings of SLC Pipeline	—	1,848	—	1,848
Interest income (expense)	(18,372)	(7,729)	—	(26,101)
Other	—	8	—	8

	53,795	(5,873)	(72,167)	(24,245)

Income before income taxes	50,926	72,336	(72,167)	51,095

State income tax benefit (expense)	—	(169)	—	(169)

Net income	$50,926	$72,167	$(72,167)	$50,926

Condensed Consolidating Statement of Income

Nine months Ended September 30, 2010	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$107,989	$—	$107,989
Third parties	—	24,739	—	24,739

	—	132,728	—	132,728

Operating costs and expenses:
Operations	—	40,187	—	40,187
Depreciation and amortization	—	22,038	—	22,038
General and administrative	3,970	2,014	—	5,984

	3,970	64,239	—	68,209

Operating income (loss)	(3,970)	68,489	—	64,519

Equity in earnings of subsidiaries	61,603	—	(61,603)	—
Equity in earnings of SLC Pipeline	—	1,595	—	1,595
Interest income (expense)	(17,237)	(8,267)	—	(25,504)
Other	—	2	—	2

	44,366	(6,670)	(61,603)	(23,907)

Income before income taxes	40,396	61,819	(61,603)	40,612

State income tax	—	(216)	—	(216)

Net income	$40,396	$61,603	$(61,603)	$40,396

Condensed Consolidating Statement of Cash Flows

Nine months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$69,604	$(6,958)	$—	$62,646

Cash flows from investing activities
Additions to properties and equipment	—	(31,493)	—	(31,493)

Cash flows from financing activities
Net borrowings under credit agreement	—	43,000	—	43,000
Distributions to HEP unitholders	(67,963)	—	—	(67,963)
Purchase of units for restricted grants	(1,641)	—	—	(1,641)
Deferred financing costs	—	(3,150)	—	(3,150)

	(69,604)	39,850	—	(29,754)

Cash and cash equivalents
Increase for the period	—	1,399	—	1,399
Beginning of period	2	401	—	403

End of period	$2	$1,800	$—	$1,802

Condensed Consolidating Statement of Cash Flows

Nine months Ended September 30, 2010	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(82,123)	$148,252	$—	$66,129

Cash flows from investing activities
Additions to properties and equipment	—	(8,054)	—	(8,054)
Acquisition of assets from HFC	—	(35,526)	—	(35,526)

	—	(43,580)	—	(43,580)

Cash flows from financing activities
Net repayments under credit agreement	—	(49,000)	—	(49,000)
Net proceeds from issuance of senior notes	147,540	—	—	147,540
Distributions to HEP unitholders	(62,648)	—	—	(62,648)
Purchase price in excess of transferred basis in assets acquired from HFC	—	(57,474)	—	(57,474)
Purchase of units for restricted grants	(2,276)	—	—	(2,276)
Deferred financing costs	(493)	—	—	(493)

	82,123	(106,474)	—	(24,351)

Cash and cash equivalents
Decrease for the period	—	(1,802)	—	(1,802)
Beginning of period	2	2,506	—	2,508

End of period	$2	$704	$—	$706

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending 2011 Acquisition

Legacy Frontier Pipeline and Tankage Asset Transaction

We have announced an agreement in principle with HFC, subject to the execution of definitive agreements and certain closing conditions, for the acquisition of certain pipeline, tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries for $340 million. The purchase price is expected to be paid in promissory notes with an aggregate original principal amount of $150 million and we will issue HFC an additional number of our common units having a value equal to the remaining $190 million purchase price.

In connection with the proposed transaction, we intend to enter into 15-year throughput agreements with HFC in November 2011 containing minimum annual revenue commitments that we project will result in $47 million of incremental annual revenue.

We are a consolidated variable interest entity of HFC. Therefore, in accounting for this proposed transaction, we will record the assets at HFC’s cost basis.

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

•

HFC PTTA (pipeline, tankage and loading rack throughput agreement expiring in 2024 that relates to the Tulsa east facilities acquired from Sinclair in 2009 and from HFC in March 2010 and our Tulsa interconnect pipelines);

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

In August 2011, we and HFC amended the HFC PTTA to provide throughput services via our interconnect pipelines. The amendment provides for the transportation of intermediate products between HFC’s Tulsa east and west refining facilities and will result in minimum incremental annual revenues of $4.9 million.

Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2011, these agreements with HFC will result in minimum annualized payments to us of $145 million.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments.

We have a capacity lease agreement with Alon under which we lease Alon space on our Orla to El Paso pipeline for the shipment of up to 17,500 barrels of refined product per day. The terms under this agreement expire beginning in 2012 through 2018.

As of September 30, 2011, contractual minimums under our long-term service agreements are as follows:

Agreement	Minimum Annualized Commitment (In millions)	Year of Maturity	Contract Type
HFC PTA	$45.6	2019	Minimum revenue commitment
HFC IPA	21.5	2024	Minimum revenue commitment
HFC CPTA	29.8	2023	Minimum revenue commitment
HFC PTTA	34.7	2024	Minimum revenue commitment
HFC RPA	9.5	2024	Minimum revenue commitment
HFC ETA	2.8	2024	Minimum revenue commitment
HFC ATA	0.5	2025	Minimum revenue commitment
HFC NPA	0.6	2024	Minimum revenue commitment
Alon PTA	23.4	2020	Minimum volume commitment
Alon capacity lease	6.6	Various	Capacity lease

Total	$175.0

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

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

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes

The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change from
	2011	2010	2010
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$12,937	$12,340	$597
Affiliates—intermediate pipelines	5,935	4,917	1,018
Affiliates—crude pipelines	10,555	9,775	780

	29,427	27,032	2,395
Third parties—refined product pipelines	6,525	7,277	(752)

	35,952	34,309	1,643
Terminals, tanks and loading racks:
Affiliates	11,519	10,281	1,238
Third parties	1,797	1,959	(162)

	13,316	12,240	1,076

Total revenues	49,268	46,549	2,719
Operating costs and expenses
Operations	14,689	13,632	1,057
Depreciation and amortization	7,733	7,237	496
General and administrative	2,012	1,508	504

	24,434	22,377	2,057

Operating income	24,834	24,172	662
Equity in earnings of SLC Pipeline	641	570	71
Interest income	—	1	(1)
Interest expense, including amortization	(8,828)	(8,417)	(411)
Other	20	9	11

	(8,167)	(7,837)	(330)

Income before income taxes	16,667	16,335	332

State income tax	77	(76)	153

Net income	16,744	16,259	485
Less general partner interest in net income, including incentive distributions (1)	4,009	3,172	837

Limited partners’ interest in net income	$12,735	$13,087	$(352)

Limited partners’ earnings per unit—basic and diluted (1)	$0.58	$0.59	$(0.01)

Weighted average limited partners’ units outstanding	22,079	22,079	—

EBITDA (2)	$33,228	$31,988	$1,240

Distributable cash flow (3)	$25,731	$23,969	$1,762

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	96,105	93,194	2,911
Affiliates—intermediate pipelines	91,783	83,227	8,556
Affiliates—crude pipelines	175,459	143,617	31,842

	363,347	320,038	43,309
Third parties—refined product pipelines	44,212	41,967	2,245

	407,559	362,005	45,554

Terminals and loading racks:
Affiliates	183,987	183,312	675
Third parties	43,224	43,633	(409)

	227,211	226,945	266

Total for pipelines and terminal assets (bpd)	634,770	588,950	45,820

	Nine Months Ended September 30,		Change from
	2011	2010	2010
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$34,484	$35,887	$(1,403)
Affiliates—intermediate pipelines	15,637	15,673	(36)
Affiliates—crude pipelines	29,500	28,907	593

	79,621	80,467	(846)
Third parties—refined product pipelines	27,586	19,136	8,450

	107,207	99,603	7,604
Terminals, tanks and loading racks:
Affiliates	32,571	27,522	5,049
Third parties	5,447	5,603	(156)

	38,018	33,125	4,893

Total revenues	145,225	132,728	12,497
Operating costs and expenses
Operations	41,851	40,187	1,664
Depreciation and amortization	23,086	22,038	1,048
General and administrative	4,948	5,984	(1,036)

	69,885	68,209	1,676

Operating income	75,340	64,519	10,821
Equity in earnings of SLC Pipeline	1,848	1,595	253
Interest income	—	6	(6)
Interest expense, including amortization	(26,101)	(25,510)	(591)
Other	8	2	6

	(24,245)	(23,907)	(338)

Income before income taxes	51,095	40,612	10,483
State income tax	(169)	(216)	47

Net income	50,926	40,396	10,530
Less general partner interest in net income, including incentive distributions (1)	11,418	8,727	2,691

Limited partners’ interest in net income	$39,508	$31,669	$7,839

Limited partners’ earnings per unit—basic and diluted (1)	$1.79	$1.43	$0.36

Weighted average limited partners’ units outstanding	22,079	22,079	—

EBITDA (2)	$100,282	$88,154	$12,128

Distributable cash flow (3)	$67,924	$66,800	$1,124

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	88,172	95,013	(6,841)
Affiliates—intermediate pipelines	81,618	82,844	(1,226)
Affiliates—crude pipelines	157,598	139,955	17,643

	327,388	317,812	9,576
Third parties—refined product pipelines	48,107	35,923	12,184

	375,495	353,735	21,760

Terminals and loading racks:
Affiliates	174,866	177,946	(3,080)
Third parties	42,102	38,825	3,277

	216,968	216,771	197

Total for pipelines and terminal assets (bpd)	592,463	570,506	21,957

(1)	Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. Net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in net income.
(2)	EBITDA is calculated as net income plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA also is used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$16,744	$16,259	$50,926	$40,396

Add (subtract):
Interest expense	8,520	8,135	25,198	22,230
Amortization of discount and deferred debt issuance costs	308	282	903	740
Increase in interest expense—change in fair value of interest rate swaps and swap settlement costs	—	—	—	2,540
Interest income	—	(1)	—	(6)
State income tax	(77)	76	169	216
Depreciation and amortization	7,733	7,237	23,086	22,038

EBITDA	$33,228	$31,988	$100,282	$88,154

(3)	Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of equity in excess cash flows over earnings of SLC Pipeline, and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$16,744	$16,259	$50,926	$40,396

Add (subtract):
Depreciation and amortization	7,733	7,237	23,086	22,038
Amortization of discount and deferred debt issuance costs	308	282	903	740
Increase in interest expense—change in fair value of interest rate swaps and swap settlement costs	—	—	—	2,540
Equity in excess cash flows over earnings of SLC Pipeline	198	173	512	525
Increase (decrease) in deferred revenue	1,201	758	(3,917)	3,279
Maintenance capital expenditures*	(453)	(740)	(3,586)	(2,718)

Distributable cash flow	$25,731	$23,969	$67,924	$66,800

*	Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30,	December 31,
	2011	2010
Balance Sheet Data	(In thousands)
Cash and cash equivalents	$1,802	$403
Working capital (deficit)	$7,587	$(7,758)
Total assets	$657,703	$643,273
Long-term debt	$534,902	$491,648
Partners’ equity (4)	$94,976	$109,372

(4)	As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost in excess of HFC’s historical basis in the transferred assets of $218 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Results of Operations—Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Summary

Net income for the three months ended September 30, 2011 was $16.7 million, a $0.5 million increase compared to the three months ended September 30, 2010. This increase in overall earnings is due principally to an increase in overall pipeline shipments, revenues attributable to our Tulsa interconnect pipelines and annual tariff increases, net of the effects of a decrease in deferred revenue realized and increased operating costs and expenses.

Revenues for the three months ended September 30, 2011 include the recognition of $0.8 million of prior shortfalls billed to shippers in 2010 as they did not meet their minimum volume commitments within the contractual make-up period. Revenues of $2 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2011. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues

Total revenues for the three months ended September 30, 2011 were $49.3 million, a $2.7 million increase compared to the three months ended September 30, 2010. This is due principally to increased pipeline shipments and the effect of annual tariff increases. These factors were partially offset by a $0.8 million decrease in previously deferred revenue realized.

Revenues from our refined product pipelines were $19.5 million, a decrease of $0.2 million compared to the three months ended September 30, 2010. This reflects the effects of a $1.1 million decrease in previously deferred revenue realized and an increase in refined product pipeline shipments. Volumes shipped on our refined product pipelines averaged 140.3 thousand barrels per day (“mbpd“) compared to 135.2 mbpd for the same period last year.

Revenues from our intermediate pipelines were $5.9 million, an increase of $1 million compared to the three months ended September 30, 2010. This reflects $0.4 million in revenues attributable to the Tulsa interconnect pipelines and a $0.3 million increase in previously deferred revenue realized combined with an increase in intermediate pipeline shipments. Volumes shipped on our intermediate pipelines averaged 91.8 mbpd compared to 83.2 mbpd for the same period last year.

Revenues from our crude pipelines were $10.6 million, an increase of $0.8 million compared to the three months ended September 30, 2010. Volumes shipped on our crude pipelines increased to an average of 175.5 mbpd compared to 143.6 mbpd for the same period last year

Revenues from terminal, tankage and loading rack fees were $13.3 million, an increase of $1.1 million compared to the three months ended September 30, 2010. Refined products terminalled in our facilities increased to an average of 227.2 mbpd compared to 226.9 mbpd for the same period last year.

Operations Expense

Operations expense for the three months ended September 30, 2011 increased by $1.1 million compared to the three months ended September 30, 2010. This increase is due principally to higher maintenance services and payroll costs during the current year third quarter.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2011 increased by $0.5 million compared to the three months ended September 30, 2010.

General and Administrative

General and administrative costs for the three months ended September 30, 2011 increased by $0.5 million compared to the three months ended September 30, 2010 due to professional fees and costs incurred in relation to our pending asset acquisition from HFC.

Equity in Earnings of SLC Pipeline

Our equity in earnings of the SLC Pipeline was $0.6 million for the three months ended September 30, 2011 and 2010.

Interest Expense

Interest expense for the three months ended September 30, 2011 totaled $8.8 million, an increase of $0.4 million compared to the three months ended September 30, 2010. This increase reflects interest on increased debt levels during the current year third quarter. Our aggregate effective interest rate was 6.7% for the three months ended September 30, 2011 compared to 6.9% for the same period of 2010.

State Income Tax

We recorded state income taxes of $(77,000) and $76,000 for the three months ended September 30, 2011 and 2010, respectively, which are solely attributable to the Texas margin tax. The credit balance for the three months ended September 30, 2011 relates to a revision to estimated state income taxes.

Results of Operations—Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Summary

Net income for the nine months ended September 30, 2011 was $50.9 million, a $10.5 million increase compared to the nine months ended September 30, 2010. This increase in overall earnings is due principally to an overall increase in pipeline shipments, earnings attributable to our March 2010 asset acquisitions and an increase in previously deferred revenue realized. These factors were partially offset by an overall increase in operating costs and expenses.

Revenues for the nine months ended September 30, 2011 include the recognition of $9.9 million of prior shortfalls billed to shippers in 2010. Revenues of $6 million relating to deficiency payments associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2011. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues

Total revenues for the nine months ended September 30, 2011 were $145.2 million, a $12.5 million increase compared to the nine months ended September 30, 2010. This is due principally to an overall increase in pipeline shipments, revenues attributable to our March 2010 asset acquisitions, a $4.1 million increase in previously deferred revenue realized and the effect of annual tariff increases. Overall pipeline shipments were up 6% from the nine months ended September 30, 2010, due to an increase in third-party refined product pipeline shipments.

Certain related-party pipeline and throughput volumes were down during the current year-to-date period as a result of downtime at HFC’s Navajo refinery following a plant-wide power outage in late January 2011 and the subsequent delay in restoring production to planned levels.

Revenues from our refined product pipelines were $62 million, an increase of $7 million compared to the nine months ended September 30, 2010. This is due to a $4.3 million increase in previously deferred revenue realized and an increase in third-party refined product pipeline shipments. Volumes shipped on our refined product pipelines averaged 136.2 mbpd compared to 130.9 mbpd for the same period last year.

Revenues from our intermediate pipelines were $15.6 million, equivalent to the nine months ended September 30, 2010. This reflects $0.4 million in revenues attributable to the Tulsa interconnect pipelines offset by a $0.2 million decrease in previously deferred revenue realized and a decrease in intermediate pipeline shipments. Shipments on our intermediate pipelines decreased to an average of 81.6 mbpd compared to 82.8 mbpd for the same period last year.

Revenues from our crude pipelines were $29.5 million, an increase of $0.6 million compared to the nine months ended September 30, 2010. Volumes on our crude pipelines averaged 157.6 mbpd compared to 140 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $38 million, an increase of $4.9 million compared to the nine months ended September 30, 2010. This increase is due primarily to revenues attributable to our Tulsa storage and rack facilities acquired from HFC in March 2010. Refined products terminalled in our facilities increased to an average of 217 mbpd compared to 216.8 mbpd for the same period last year.

Operations Expense

Operations expense for the nine months ended September 30, 2011 increased by $1.7 million compared to the nine months ended September 30, 2010. This increase is due principally to increased property taxes, maintenance services and payroll costs during the current year-to-date period.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2011 increased by $1 million compared to the nine months ended September 30, 2010. This was due to increased depreciation attributable to our March 2010 asset acquisitions from HFC and capital projects.

General and Administrative

General and administrative costs for the nine months ended September 30, 2011 decreased by $1 million compared to the nine months ended September 30, 2010, which included overall higher professional fees and costs as a result of our March 2010 asset acquisitions from HFC.

Equity in Earnings of SLC Pipeline

Our equity in earnings of the SLC Pipeline was $1.8 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2011 totaled $26.1 million, an increase of $0.6 million compared to the nine months ended September 30, 2010. This increase reflects interest on increased debt levels during the current year, partially offset by prior year costs of $1.1 million that relate to the partial settlement of an interest rate swap. Excluding the effects of fair value adjustments to this swap in 2010, our aggregate effective interest rate was 6.7% for the nine months ended September 30, 2011 compared to 6.8% for 2010.

State Income Tax

We recorded state income taxes of $169,000 and $216,000 for the nine months ended September 30, 2011 and 2010, respectively, which are solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During the nine months ended September 30, 2011, we received advances totaling $93 million and repaid $50 million, resulting in net borrowings of $43 million under our $275 million senior secured revolving credit facility (the “Credit Agreement”). There was an outstanding balance of $202 million at September 30, 2011.

The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It also is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit.

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

In February, May and August 2011 we paid regular quarterly cash distributions of $0.845, $0.855 and $0.865, respectively, on all units in an aggregate amount of $68 million. Included in these distributions were $10 million of incentive distribution payments to the general partner.

Cash and cash equivalents increased by $1.4 million during the nine months ended September 30, 2011. The cash flows provided by operating activities of $62.6 million exceeded the combined cash flows used for investing and financing activities of $31.5 million and $29.8 million, respectively. Working capital increased by $15.3 million to $7.6 million at September 30, 2011 from a deficit of $7.7 million at December 31, 2010.

Cash Flows—Operating Activities

Cash flows from operating activities decreased by $3.5 million from $66.1 million for the nine months ended September 30, 2010 to $62.6 million for the nine months ended September 30, 2011. This decrease is due principally to payments attributable to increased interest and operating expenses, net of $4.7 million in additional cash collections from our customers.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $9 million during the nine months ended September 30, 2010 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the nine months ended September 30, 2011. We recognized an additional $0.9 million related to shortfalls billed in the fourth quarter of 2010 as a result of an amendment to the Alon PTA in June 2011 that limits the carryover term of credits attributable to such shortfall billings to the calendar year end in which the shortfalls occurred. Another $2 million is included in our accounts receivable at September 30, 2011 related to shortfalls that occurred during the third quarter of 2011.

Cash Flows—Investing Activities

Cash flows used for investing activities decreased by $12.1 million from $43.6 million for the nine months ended September 30, 2010 to $31.5 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011 and 2010, we invested $31.5 million and $8.1 million in additions to properties and equipment, respectively. Additionally in March 2010, we acquired storage assets from HFC for $36 million.

Cash Flows—Financing Activities

Cash flows used for financing activities were $29.8 million compared to $24.4 million for the nine months ended September 30, 2010, an increase of $5.4 million. During the nine months ended September 30, 2011, we received $93 million and repaid $50 million in advances under the Credit Agreement, paid $68 million in regular quarterly cash distributions to our general and limited partners, paid $3.2 million in financing costs to amend our previous credit agreement and paid $1.6 million for the purchase of common units for recipients of our incentive grants. During the nine months ended September 30, 2010, we received $52 million and repaid $101 million in advances under the Credit Agreement. Additionally, we received $147.5 million in net proceeds and incurred $0.5 million in financing costs upon the issuance of the 8.25% Senior Notes. For the nine months ended September 30, 2010, we paid $62.6 million in regular quarterly cash distributions to our general and limited partners, paid $57.5 million in excess of HFC’s transferred basis in the storage assets acquired in March 2010 and paid $2.3 million for the purchase of common units for recipients of our incentive grants.

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

Each year the board of directors of Holly Logistic Services, L.L.C., the general partner of our general partner (“HLS”), approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2011 capital budget is comprised of $5.8 million for maintenance capital expenditures and $20.1 million for expansion capital expenditures.

In August 2011, we completed construction of five interconnecting pipelines between HFC’s Tulsa east and west refining facilities, costing approximately $35 million. These pipelines were placed in service in September 2011.

We have announced an agreement in principle with HFC, subject to the execution of definitive agreements and certain closing conditions, for the acquisition of certain pipeline, tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries for $340 million. The purchase price is expected to be paid in promissory notes with an aggregate original principal amount of $150 million and we will issue HFC an additional number of our common units having a value equal to the remaining $190 million purchase price.

Additionally, we have two expansion projects to provide 60,000 bpd of additional crude pipeline take-away capacity resulting from increased Delaware Basin drilling activity in southeast New Mexico. The first project will increase one of our existing crude oil trunk lines from 35,000 bpd to 60,000 bpd. This project which includes the replacement of 5 miles of existing pipe with larger diameter pipe is expected to cost approximately $2 million with completion in the first half of 2012. The second project will consist of the reactivation and conversion to crude oil service a 70-mile, 8-inch petroleum products pipeline owned by us. Once in service, this pipeline would be capable of transporting up to 35,000 bpd of crude oil from the Carlsbad, New Mexico area to either a common carrier pipeline station for transport to major crude oil markets or to HFC’s New Mexico refining facilities. The scope of this second project has not yet been finalized. Subject to receipt of acceptable shipper support and board approval, this project could also be completed during the first half of 2012.

We have an option agreement with HFC, granting us an option to purchase HFC’s 75% equity interest in UNEV Pipeline, LLC (“UNEV Pipeline”), a joint venture pipeline currently under construction that will be capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. Under this agreement, we have an option to purchase HFC’s equity interest in the UNEV Pipeline, effective for a 180-day period commencing when the UNEV Pipeline becomes operational, at a purchase price equal to HFC’s investment in the joint venture pipeline, plus interest at 7% per annum. The initial capacity of the pipeline will be 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The current total construction cost of the pipeline project including terminals is expected to be approximately $385 million. This includes the construction of ethanol blending and storage facilities at the Cedar City terminal. HFC’s share of this estimated cost is $289 million and is exclusive of the 7% per annum interest cost under our option to purchase HFC’s 75% interest in the UNEV Pipeline. The pipeline is in the final construction phase and is expected to be mechanically complete in November 2011.

We expect that our currently planned sustaining and maintenance capital expenditures as well as expenditures for acquisitions and capital development projects such as our option to purchase HFC’s interest in the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited, especially the UNEV Pipeline. We are not obligated to purchase the UNEV Pipeline nor are we subject to any fees or penalties if HLS’ board of directors decides not to proceed with this opportunity.

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

The carrying amounts of our long-term debt are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Credit Agreement	$202,000	$159,000

6.25% Senior Notes
Principal	185,000	185,000
Unamortized discount	(1,299)	(1,584)
Unamortized premium—dedesignated fair value hedge	1,184	1,444

	184,885	184,860

8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,983)	(2,212)

	148,017	147,788

Total long-term debt	$534,902	$491,648

See “Risk Management” for a discussion of our interest rate swap.

Contractual Obligations

During the nine months ended September 30, 2011, we had net borrowings of $43 million resulting in $202 million of borrowings outstanding under the Credit Agreement at September 30, 2011.

There were no other significant changes to our long-term contractual obligations during this period.

Impact of Inflation

Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2011 and 2010. Historically, the PPI has increased an average of 3% annually over the past 5 calendar years. However, the September 30, 2011 PPI increased at a rate of 7% on a year-over-year basis.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At September 30, 2011, we have an accrual of $0.2 million that relates to environmental clean-up projects for which we have assumed liability. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2011. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, an accounting standard update was issued that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminates the option to present the components of other comprehensive income in the statement of partners’ equity. This accounting standard update is effective January 1, 2012 and will be applied retrospectively. This update will not have an impact on our financial condition, results of operations and cash flows.

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, an accounting standard update was issued that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed beginning January 1, 2012. This update will not have an impact on our financial condition, results of operations and cash flows.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2011, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155 million Credit Agreement advance. This interest rate swap effectively converts $155 million of LIBOR based debt to fixed rate debt having an interest rate of 3.74% plus an applicable margin currently 2.5%, which equals an effective interest rate of 6.24% as of September 30, 2011. This swap contract matures in February 2013.

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

At September 30, 2011, we have an accumulated other comprehensive loss of $7.4 million that relates to our cash flow hedge. Of this amount, approximately $5 million will be effectively transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swap is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2011

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$7,378	Accumulated other comprehensive loss	$7,378

December 31, 2010

Interest rate swap designated as cash flow hedging instrument:

Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$10,026	Accumulated other comprehensive loss	$10,026

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

At September 30, 2011, we had an outstanding principal balance on our 6.25% Senior Notes and 8.25% Senior Notes of $185 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2011, the fair value of our 6.25% Senior Notes and 8.25% Senior Notes were $182.7 million and $155.3 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.25% Senior Notes and 8.25% Senior Notes at September 30, 2011 would result in a change of approximately $4.3 million and $6.3 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2011, borrowings outstanding under the Credit Agreement were $202 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155 million of outstanding borrowings to a fixed rate of 6.24%. For the remaining unhedged Credit Agreement borrowings of $47 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

At September 30, 2011, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

(a) Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

The Exhibit Index on page 45 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

HOLLY ENERGY PARTNERS, L.P.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: October 28, 2011	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Second Amended and Restated Pipelines, Tankage, and Loading Rack Throughput Agreement, dated August 31, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report dated September 1, 2011, File No. 1-32225).

10.2	Fifth Amended and Restated Omnibus Agreement, dated August 31, 2011 (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report dated September 1, 2011, File No. 1-32225).

10.3+	Letter Agreement, dated October 14, 2011, regarding the Amended and Restated Crude Pipelines and Tankage Agreement, dated December 1, 2009.

12.1+	Computation of Ratio of Earnings to Fixed Charges.

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Partners’ Equity, and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

+	Filed herewith.
++	Furnished herewith.
**	Furnished electronically herewith.