Form 10-Q
period 2012-03-31
HOLLY ENERGY PARTNERS LP
filed 2012-05-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 1-32225
  ______________________________________________________________________________________
HOLLY ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________________

Delaware	20-0833098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood, Suite 1300
Dallas, Texas 75201
(Address of principal executive offices), (Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at April 27, 2012 was 27,361,124.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Holly Energy Partners, L.P.
Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$12,402	$3,269
Accounts receivable:
Trade	3,884	3,055
Affiliates	30,900	31,016
	34,784	34,071
Prepaid and other current assets	2,403	2,644
Total current assets	49,589	39,984

Properties and equipment, net	534,244	536,425
Transportation agreements, net	99,806	101,543
Goodwill	256,498	256,498
Investment in SLC Pipeline	25,382	25,302
Other assets	7,319	7,204
Total assets	$972,838	$966,956

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$6,368	$6,107
Affiliates	6,225	5,299
	12,593	11,406

Accrued interest	1,808	8,280
Deferred revenue	3,440	4,032
Accrued property taxes	1,801	2,196
Other current liabilities	1,893	1,777
Current portion of long-term debt	27,239	—
Total current liabilities	48,774	27,691

Long-term debt, net of current portion	597,956	605,888
Other long-term liabilities	4,635	4,000

Partners’ equity:
Common unitholders (27,361,124 units issued and outstanding at March 31, 2012 and December 31, 2011)	473,931	482,509
General partner interest (2% interest)	(146,914)	(146,668)
Accumulated other comprehensive loss	(5,544)	(6,464)
Total partners’ equity	321,473	329,377
Total liabilities and partners’ equity	$972,838	$966,956

See accompanying notes.

Table of Contentsril 19,

Holly Energy Partners, L.P.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per unit data)
Revenues:
Affiliates	$52,793	$34,107
Third parties	10,722	10,910
	63,515	45,017
Operating costs and expenses:
Operations	16,988	12,796
Depreciation and amortization	10,264	7,640
General and administrative	2,039	1,363
	29,291	21,799
Operating income	34,224	23,218

Other income (expense):
Equity in earnings of SLC Pipeline	831	740
Interest expense	(10,405)	(8,549)
Loss on early extinguishment of debt	(2,596)	—
Other expense	—	(12)
	(12,170)	(7,821)
Income before income taxes	22,054	15,397
State income tax expense	(75)	(228)
Net income	21,979	15,169
Less general partner interest in net income, including incentive distributions	5,507	3,562
Limited partners’ interest in net income	$16,472	$11,607
Limited partners’ per unit interest in earnings—basic and diluted:	$0.60	$0.53
Weighted average limited partners’ units outstanding	27,361	22,079

See accompanying notes.

Holly Energy Partners, L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$21,979	$15,169

Other comprehensive income (loss):
Change in fair value of cash flow hedge	(354)	1,283
Amortization of unrealized loss attributable to discontinued cash flow hedge	1,274	—
Other comprehensive income	920	1,283
Comprehensive income	$22,899	$16,452

See accompanying notes.

Table of Contentsril 19,

Holly Energy Partners, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$21,979	$15,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,264	7,640
Equity in earnings of SLC Pipeline, net of distributions	(81)	(365)
Amortization of restricted and performance units	943	670
(Increase) decrease in current assets:
Accounts receivable—trade	(829)	442
Accounts receivable—affiliates	(347)	(1,409)
Prepaid and other current assets	307	229
Increase (decrease) in current liabilities:
Accounts payable—trade	(493)	(356)
Accounts payable—affiliates	926	443
Accrued interest	(6,472)	(5,976)
Deferred revenue	(592)	(1,104)
Accrued property taxes	(395)	(252)
Other current liabilities	131	(183)
Other, net	2,882	274
Net cash provided by operating activities	28,223	15,222

Cash flows from investing activities
Additions to properties and equipment	(6,327)	(11,475)

Cash flows from financing activities
Borrowings under credit agreement	36,000	30,000
Repayments of credit agreement borrowings	(81,000)	(7,000)
Proceeds from issuance of senior notes	294,750	—
Repayments of senior notes	(157,761)	—
Repayment of promissory notes	(72,900)	—
Distributions to HEP unitholders	(29,716)	(22,205)
Purchase of units for incentive grants	(1,283)	(399)
Deferred financing costs	(1,123)	(3,044)
Other	270	—
Net cash used for financing activities	(12,763)	(2,648)

Cash and cash equivalents
Increase for the period	9,133	1,099
Beginning of period	3,269	403
End of period	$12,402	$1,502

See accompanying notes.

Table of Contentsril 19,

Holly Energy Partners, L.P.
Consolidated Statement of Partners’ Equity
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Total
	(In thousands)

Balance December 31, 2011	$482,509	$(146,668)	$(6,464)	$329,377

Distributions to unitholders	(24,213)	(5,503)	—	(29,716)
Purchase of units for incentive grants	(2,037)	—	—	(2,037)
Amortization of restricted and performance units	943	—	—	943
Other	—	7	—	7
Net income	16,729	5,250	—	21,979
Other comprehensive income	—	—	920	920
Balance March 31, 2012	$473,931	$(146,914)	$(5,544)	$321,473

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership, currently 42% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

We operate in one operating segment—the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.

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

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport, terminal or store, and therefore, we are not directly exposed to changes in commodity prices.

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2012, we adopted the accounting standard update that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminated the option to present the components of other comprehensive income in the statement of partners' equity.

Intangibles-Goodwill and Other: Testing Goodwill for Impairment
Effective January 1, 2012, we adopted the accounting standard update that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, we  no longer are required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. The adoption of this accounting standard did not have an impact on our financial condition, results of operations and cash flows.

Note 2:	Acquisitions

Legacy Frontier Pipeline and Tankage Asset Transaction

On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries. We paid non-cash consideration consisting of promissory notes with an aggregate principal amount of $150.0 million and 3,807,615 of our common units. In connection with the transaction, we entered into 15-year throughput agreements with HFC that result in minimum annual revenue commitments to us of $46.9 million. We are a consolidated variable interest entity of HFC, and accordingly we accounted for this transaction as a business combination between entities under common control and therefore, we have recorded this transfer at HFC's cost basis.

We recorded properties and equipment of $88.1 million, goodwill of $207.4 million and a non-cash capital contribution of $295.5 million, representing HFC's cost basis in the acquired assets. On November 9, 2011, we recorded a $150.0 million liability

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

representing the promissory notes issued to HFC at the time of the closing of this transaction and a corresponding decrease to HFC's non-cash contribution.

Assuming this acquisition had occurred on January 1, 2011 and our throughput agreements with HFC were in effect at that time, pro forma revenues, net income and earnings per unit for the three months ended March 31, 2011 are estimated to have been $56.9 million, $23.3 million and $0.74, respectively.

Note 3:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under our revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and fixed interest rate senior notes.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swap at March 31, 2012 and December 31, 2011 were as follows:

		March 31, 2012		December 31, 2011
Financial Instrument	Fair Value Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior notes:
6.25% senior notes	Level 2	$27,239	$27,562	$184,895	$186,850
6.5% senior notes	Level 2	294,786	305,250	—	—
8.25% senior notes	Level 2	148,170	161,250	148,093	157,500
		470,195	494,062	332,988	344,350

Interest rate swap	Level 2	(873)	(873)	(520)	(520)
		$469,322	$493,189	$332,468	$343,830

Level 2 Financial Instruments

Our senior notes and interest rate swap are measured and recorded at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type instruments. With respect to our interest rate swap, the fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate ("LIBOR") yield curve, a market based observable input.

See Note 7 for additional information on these instruments.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Pipelines and terminals	$633,934	$633,095
Land and right of way	27,149	27,149
Other	16,728	16,507
Construction in progress	19,638	14,419
	697,449	691,170
Less accumulated depreciation	163,205	154,745
	$534,244	$536,425

We capitalized $0.1 million and $0.2 million in interest related to construction projects during the three months ended March 31, 2012 and 2011, respectively.

Note 5:	Transportation Agreements

Our transportation agreements represent a portion of the total purchase price of certain assets acquired from Alon in 2005 and from HFC in 2008 (at which time we were not a consolidated variable interest entity of HFC) that are based on the respective agreement's expected future earnings contribution. The Alon agreement is being amortized over 30 years ending 2035 (the initial 15-year term of the agreement plus an expected 15-year extension period) and the HFC agreement is being amortized over 15 years ending 2023 (the term of the HFC agreement).

The carrying amounts of our transportation agreements are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	34,358	32,621
	$99,806	$101,543

We have additional transportation agreements with HFC that relate to assets contributed to us or acquired from HFC consisting of pipeline, terminal and tankage assets. These transactions occurred while we were a consolidated variable interest entity of HFC, therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 6:	Employees, Retirement and Incentive Plans

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of March 31, 2012, we have two types of equity-based compensation, which are described below. The compensation cost charged against income was $0.9 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. On April 25, 2012 our unitholders approved an amendment and restatement of our Long-Term Incentive Plan, which among other things, increased the units authorized to be granted under our Long-Term Incentive Plan from 350,000 to 1,250,000. Upon such approval, the amendment and restatement of the Long-Term Incentive Plan was effective February 10, 2012, which is the date the amendment and restatement was approved by our board of directors. As a result of such amendment and restatement, 1,250,000 units are authorized to be granted under the Long-Term Incentive Plan, of which 922,221 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and directors who perform services for us, with most awards vesting over a period of one to three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The fair value of each restricted unit award is measured at the market price as of the date of grant and is amortized over the vesting period.

A summary of restricted unit activity and changes during the three months ended March 31, 2012 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012 (nonvested)	29,536	$50.45
Granted	38,508	61.21
Vesting and transfer of full ownership to recipients	(21,240)	52.25
Outstanding at March 31, 2012 (nonvested)	46,804	$58.49	1.4 years	$2,857

The fair value of restricted units that were vested and transferred to recipients during the three months ended March 31, 2012 and 2011 were $1.1 million and $1.0 million, respectively. As of March 31, 2012, there was $1.9 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of March 31, 2012, estimated share payouts for outstanding nonvested performance unit awards were approximately 110%.

We granted 5,718 performance units to certain officers on March 31, 2012. These units will vest over a three-year performance period ending December 31, 2014 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date that the performance units are granted. The fair value of these performance units is based on the grant date closing unit price of $61.21 and will apply to the number of units ultimately awarded.

A summary of performance unit activity and changes during the three months ended March 31, 2012 is presented below:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Performance Units	Payable In Units
Outstanding at January 1, 2012 (nonvested)	42,991
Granted	5,718
Vesting and transfer of common units to recipients	(21,460)
Outstanding at March 31, 2012 (nonvested)	27,249

The fair value of performance units vested and transferred to recipients during the three months ended March 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively. Based on the weighted average fair value at March 31, 2012 of $52.11, there was $0.9 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2012, we paid $1.3 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7:	Debt

Credit Agreement
We have a $375 million senior secured revolving credit facility expiring in February 2016 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. Also, it is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2012 we amended our previous credit agreements increasing the size of the credit facility from $275 million to $375 million.

During the three months ended March 31, 2012, we received advances totaling $36.0 million and repaid $81.0 million, resulting in net repayments of $45.0 million under the Credit Agreement and an outstanding balance of $155.0 million at March 31, 2012.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., ("HEP Logistics"), our general partner, and guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

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

Senior Notes
In March 2012, we issued $300.0 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the "6.5% Senior Notes"). The $294.8 million in net proceeds from the issuance were used to fund $157.8 million aggregate principal amount of 6.25% Senior Notes tendered pursuant to a cash tender offer and consent solicitation announced in February 2012, to repay $72.9 million in Promissory Notes due to HFC as discussed below, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

In April 2012, we called for redemption $27.2 million aggregate principal amount of 6.25% senior notes that remained outstanding following the cash tender offer and consent solicitation.

In March 2010, we issued $150.0 million in aggregate principal amount outstanding of 8.25% senior notes (the "8.25% Senior Notes") maturing March 15, 2018. A portion of the $147.5 million in net proceeds from the issuance was used to fund our $93.0 million purchase of the Tulsa and Lovington storage assets from HFC on March 31, 2010. Additionally, we used a portion to repay $42.0 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

purposes, including working capital and capital expenditures.

The 6.5% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants, which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics, our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Promissory Notes
In November 2011, we issued senior unsecured promissory notes to HFC (the “Promissory Notes”) having an aggregate principal amount of $150 million to finance a portion of our November 9, 2011 acquisition of certain tankage, loading rack and crude receiving assets located at HFC's El Dorado and Cheyenne refineries (see Note 2). In December 2011, we repaid $77.1 million of outstanding principal using proceeds received in our December 2011 common unit offering and existing cash. We repaid the remaining $72.9 million balance in March 2012.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$155,000	$200,000
6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,214)	—
	294,786	—
6.25% Senior Notes
Principal	27,254	185,000
Unamortized net discount	(15)	(105)
	27,239	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,830)	(1,907)
	148,170	148,093

Promissory Notes	—	72,900

Total debt	625,195	605,888
Less current portion of long-term debt	27,239	—

Total long-term debt	$597,956	$605,888

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2012, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million Credit Agreement advance. This interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin, currently 2.25%, which equaled an effective interest rate of 3.24% as of March 31, 2012. This swap contract matures in February 2016.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on $155.0 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on $155.0 million of our variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive loss to interest expense. As of March 31, 2012, we had no ineffectiveness on our cash flow hedge.

At March 31, 2012, we have an accumulated other comprehensive loss of $5.5 million that relates to our current and previous cash flow hedging instruments. Of this amount, $4.7 million represents an unrecognized loss that is attributable to a cash flow hedge terminated in December 2011 and represents the application of hedge accounting prior to termination. This amount will be amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract. The remaining $0.8 million amount will be effectively transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swap is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2012
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$873	Accumulated other comprehensive loss	$873
December 31, 2011
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$520	Accumulated other comprehensive loss	$520

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$1,575	$2,365
6.5% Senior Notes	1,083	—
6.25% Senior Notes	2,370	2,891
8.25% Senior Notes	3,094	3,094
Promissory Notes	543	—
Amortization of discount and deferred debt issuance costs	1,645	290
Commitment fees	167	113
Total interest incurred	10,477	8,753
Less capitalized interest	72	204
Net interest expense	$10,405	$8,549
Cash paid for interest	$15,292	$14,439

We recognized a charge of $2.6 million upon the early extinguishment of certain long-term debt for the three months ended March 31, 2012. This charge represents the premium paid to our 6.25% senior note holders upon their tender of an aggregate principal amount of $157.8 million and related net discount.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 8:	Significant Customers

All revenues are domestic revenues, of which 96% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2012	2011
HFC	83%	76%
Alon	13%	20%

Note 9:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2012, these agreements with HFC will result in minimum annualized payments to us of $191.8 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $52.8 million and $34.1 million for the three months ended March 31, 2012 and 2011, respectively.

•	HFC charged general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended March 31, 2012 and 2011.

•	We reimbursed HFC for costs of employees supporting our operations of $7.6 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.

•
We distributed $15.3 million and $9.7 million for the three months ended March 31, 2012 and 2011, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $30.9 million and $31.0 million at March 31, 2012 and December 31, 2011, respectively.

•	Accounts payable to HFC were $6.2 million and $5.3 million at March 31, 2012 and December 31, 2011, respectively.

•
Revenues for the three months ended March 31, 2012 include $1.7 million of shortfall payments billed in 2011, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2012 and December 31, 2011, includes $3.4 million and $4.0 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $3.4 million deferred at March 31, 2012.

•	We acquired tankage and terminal assets from HFC in 2011. See Note 2 for a description of this transaction.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 10:	Partners’ Equity

HFC currently holds 11,097,615 of our common units and the 2% general partner interest, which together constitute a 42% ownership interest in us.

Allocations of Net Income
Net income attributable to HEP. is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions is allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

General partner interest in net income	$336	$237
General partner incentive distribution	5,171	3,325
Total general partner interest in net income	$5,507	$3,562

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 25, 2012, we announced our cash distribution for the first quarter of 2012 of $0.895 per unit. The distribution is payable on all common and general partner units and will be paid May 15, 2012 to all unitholders of record on May 8, 2012.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per unit data)
General partner interest	$606	$453
General partner incentive distribution	5,171	3,325
Total general partner distribution	5,777	3,778
Limited partner distribution	24,488	18,877
Total regular quarterly cash distribution	$30,265	$22,655
Cash distribution per unit applicable to limited partners	$0.895	$0.855

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost in excess of HFC’s historical basis in the transferred assets of $295.6 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 11:	Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP ("Parent") under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries“). These guarantees are full and unconditional.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following financial information presents condensed consolidating balance sheets, statements of income, and statements of cash flows of the Parent and the Guarantor Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries using the equity method of accounting.

Additionally, the following financial information does not include condensed consolidating statements of comprehensive income since all other comprehensive income activity relates to the Parent and not to the Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet

March 31, 2012	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$12,400	$—	$12,402
Accounts receivable	—	34,784	—	34,784
Intercompany accounts receivable (payable)	107,624	(107,624)	—	—
Prepaid and other current assets	246	2,157	—	2,403
Total current assets	107,872	(58,283)	—	49,589
Properties and equipment, net	—	534,244	—	534,244
Investment in subsidiaries	684,863	—	(684,863)	—
Transportation agreements, net	—	99,806	—	99,806
Goodwill	—	256,498	—	256,498
Investment in SLC Pipeline	—	25,382	—	25,382
Other assets	1,323	5,996	—	7,319
Total assets	$794,058	$863,643	$(684,863)	$972,838

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$4	$12,589	$—	$12,593
Accrued interest	1,775	33	—	1,808
Deferred revenue	—	3,440	—	3,440
Accrued property taxes	—	1,801	—	1,801
Other current liabilities	611	1,282	—	1,893
Current portion of long-term debt	27,239	—	—	27,239
Total current liabilities	29,629	19,145	—	48,774
Long-term debt, net of current portion	442,956	155,000	—	597,956
Other long-term liabilities	—	4,635	—	4,635
Partners’ equity	321,473	684,863	(684,863)	321,473
Total liabilities and partners’ equity	$794,058	$863,643	$(684,863)	$972,838

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,267	$—	$3,269
Accounts receivable	—	34,071	—	34,071
Intercompany accounts receivable (payable)	17,745	(17,745)	—	—
Prepaid and other current assets	266	2,378	—	2,644
Total current assets	18,013	21,971	—	39,984
Properties and equipment, net	—	536,425	—	536,425
Investment in subsidiaries	651,217	—	(651,217)	—
Transportation agreements, net	—	101,543	—	101,543
Goodwill	—	256,498	—	256,498
Investment in SLC Pipeline	—	25,302	—	25,302
Other assets	1,322	5,882	—	7,204
Total assets	$670,552	$947,621	$(651,217)	$966,956

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,406	$—	$11,406
Accrued interest	7,498	782	—	8,280
Deferred revenue	—	4,032	—	4,032
Accrued property taxes	—	2,196	—	2,196
Other current liabilities	689	1,088	—	1,777
Total current liabilities	8,187	19,504	—	27,691
Long-term debt	332,988	272,900	—	605,888
Other long-term liabilities	—	4,000	—	4,000
Partners’ equity	329,377	651,217	(651,217)	329,377
Total liabilities and partners’ equity	$670,552	$947,621	$(651,217)	$966,956

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$52,793	$—	$52,793
Third parties	—	10,722	—	10,722
	—	63,515	—	63,515
Operating costs and expenses:
Operations	—	16,988	—	16,988
Depreciation and amortization	—	10,264	—	10,264
General and administrative	1,442	597	—	2,039
	1,442	27,849	—	29,291
Operating income (loss)	(1,442)	35,666	—	34,224
Equity in earnings of subsidiaries	32,725	—	(32,725)	—
Equity in earnings of SLC Pipeline	—	831	—	831
Interest income (expense)	(6,708)	(3,697)	—	(10,405)
Loss on early extinguishment of debt	(2,596)	—	—	(2,596)
	23,421	(2,866)	(32,725)	(12,170)
Income before income taxes	21,979	32,800	(32,725)	22,054
State income tax expense	—	(75)	—	(75)
Net income	$21,979	$32,725	$(32,725)	$21,979

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$34,107	$—	$34,107
Third parties	—	10,910	—	10,910
	—	45,017	—	45,017
Operating costs and expenses:
Operations	—	12,796	—	12,796
Depreciation and amortization	—	7,640	—	7,640
General and administrative	751	612	—	1,363
	751	21,048	—	21,799
Operating income (loss)	(751)	23,969	—	23,218
Equity in earnings of subsidiaries	22,042	—	(22,042)	—
Equity in earnings of SLC Pipeline	—	740	—	740
Interest income (expense)	(6,122)	(2,427)	—	(8,549)
Other	—	(12)	—	(12)
	15,920	(1,699)	(22,042)	(7,821)
Income before income taxes	15,169	22,270	(22,042)	15,397
State income tax expense	—	(228)	—	(228)
Net income	$15,169	$22,042	$(22,042)	$15,169

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012	Parent	Guarantor Subsidiaries		Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$(106,452)	$134,675		$—	$28,223

Cash flows from investing activities
Additions to properties and equipment	—	(6,327)		—	(6,327)

Cash flows from financing activities
Net repayments under credit agreement	—	(45,000)		—	(45,000)
Proceeds from issuance of senior notes	294,750	—		—	294,750
Repayments of senior notes	(157,761)	—		—	(157,761)
Repayment of promissory notes	—	(72,900)		—	(72,900)
Distributions to HEP unitholders	(29,716)	—		—	(29,716)
Purchase of units for incentive grants	(1,283)	—		—	(1,283)
Deferred financing costs	—	(1,123)		—	(1,123)
Other	462	(192)	—	—	270
	106,452	(119,215)		—	(12,763)
Cash and cash equivalents
Increase for the period	—	9,133		—	9,133
Beginning of period	2	3,267		—	3,269
End of period	$2	$12,400		$—	$12,402

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities	$22,604	$(7,382)	$—	$15,222

Cash flows from investing activities
Additions to properties and equipment	—	(11,475)	—	(11,475)

Cash flows from financing activities
Net borrowings under credit agreement	—	23,000	—	23,000
Distributions to HEP unitholders	(22,205)	—	—	(22,205)
Purchase of units for incentive grants	(399)	—	—	(399)
Deferred financing costs	—	(3,044)	—	(3,044)
	(22,604)	19,956	—	(2,648)
Cash and cash equivalents
Increase for the period	—	1,099	—	1,099
Beginning of period	2	401	—	403
End of period	$2	$1,500	$—	$1,502

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. HFC currently owns a 42% interest in us including the 2% general partnership interest.

We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in the SLC Pipeline (the “SLC Pipeline”), a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport, terminal or store, and therefore, we are not directly exposed to changes in commodity prices.

Legacy Frontier Pipeline and Tankage Asset Transaction
On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries. We paid non-cash consideration consisting of promissory notes with an aggregate principal amount of $150 million and 3,807,615 of our common units.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2012, these agreements with HFC will result in minimum annualized payments to us of $191.8 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. Additionally, we have a capacity lease agreement with Alon under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of March 31, 2012, these agreements with Alon will result in minimum annualized payments to us of $30.9 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of the Omnibus Agreement (“Omnibus Agreement”) that we have with HFC, we pay HFC an annual administrative fee, currently $2.3 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of pipeline and terminal personnel or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$12,357	$9,858	$2,499
Affiliates—intermediate pipelines	7,045	4,633	2,412
Affiliates—crude pipelines	10,545	9,321	1,224
	29,947	23,812	6,135
Third parties—refined product pipelines	8,328	9,155	(827)
	38,275	32,967	5,308
Terminals, tanks and loading racks:
Affiliates	22,846	10,295	12,551
Third parties	2,394	1,755	639
	25,240	12,050	13,190
Total revenues	63,515	45,017	18,498
Operating costs and expenses
Operations	16,988	12,796	4,192
Depreciation and amortization	10,264	7,640	2,624
General and administrative	2,039	1,363	676
	29,291	21,799	7,492
Operating income	34,224	23,218	11,006
Equity in earnings of SLC Pipeline	831	740	91
Interest expense, including amortization	(10,405)	(8,549)	(1,856)
Loss on early extinguishment of debt	(2,596)	—	(2,596)
Other expense	—	(12)	12
	(12,170)	(7,821)	(4,349)
Income before income taxes	22,054	15,397	6,657
State income tax	(75)	(228)	153
Net income	21,979	15,169	6,810
Less general partner interest in net income, including incentive distributions (1)	5,507	3,562	1,945
Limited partners’ interest in net income	$16,472	$11,607	$4,865
Limited partners’ earnings per unit—basic and diluted (1)	$0.60	$0.53	$0.07
Weighted average limited partners’ units outstanding	27,361	22,079	5,282
EBITDA (2)	$45,319	$31,586	$13,733
Distributable cash flow (3)	$36,555	$20,772	$15,783
Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	97,226	77,218	20,008
Affiliates—intermediate pipelines	123,568	68,617	54,951
Affiliates—crude pipelines	153,662	136,257	17,405
	374,456	282,092	92,364
Third parties—refined product pipelines	64,287	48,528	15,759
	438,743	330,620	108,123
Terminals and loading racks:
Affiliates	262,230	157,932	104,298
Third parties	52,383	40,356	12,027
	314,613	198,288	116,325
Total for pipelines and terminal assets (bpd)	753,356	528,908	224,448

Table of Contentsril 19,

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

(2)
EBITDA is calculated as net income plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA also is used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$21,979	$15,169
Add (subtract):
Interest expense	8,760	8,259
Loss on early extinguishment of debt	2,596	—
Amortization of discount and deferred debt charges	1,645	290
State income tax	75	228
Depreciation and amortization	10,264	7,640
EBITDA	$45,319	$31,586

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of billed crude revenue settlement and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Table of Contentsril 19,

Set forth below is our calculation of distributable cash flow.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net income	$21,979	$15,169
Add (subtract):
Depreciation and amortization	10,264	7,640
Amortization of discount and deferred debt charges	1,645	290
Loss on early extinguishment of debt	2,596	—
Billed crude revenue settlement	918	—
Increase (decrease) in deferred revenue	(592)	(1,104)
Maintenance capital expenditures (4)	(307)	(1,229)
Other non-cash adjustments	52	6
Distributable cash flow	$36,555	$20,772

(4)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations.

	March 31, 2012	December 31, 2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$12,402	$3,269
Working capital	$815	$12,293
Total assets	$972,838	$966,956
Long-term debt	$597,956	$605,888
Partners’ equity (5)	$321,473	$329,377

(5)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $295.6 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations—Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Summary
Net income for the three months ended March 31, 2012 was $22.0 million, a $6.8 million increase compared to the three months ended March 31, 2011. This increase in earnings is due principally to increased pipeline shipments, earnings attributable to our recent acquisitions and annual tariff increases. These factors were offset partially by a decrease in previously deferred revenue realized, increased operating costs and expenses and a loss incurred on the early extinguishment of certain long-term debt.

Revenues for the three months ended March 31, 2012 include the recognition of $1.7 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $1.1 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2012. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the three months ended March 31, 2012 were $63.5 million, an $18.5 million increase compared to the three

Table of Contentsril 19,

months ended March 31, 2011. This is due principally to overall increased pipeline shipments, revenues attributable to our November 2011 asset acquisitions and the effect of annual tariff increases, partially offset by a $2.4 million decrease in previously deferred revenue realized.

Overall pipeline volumes were up 33% compared to the three months ended March 31, 2011. During the first quarter of 2011, related-party throughput volumes were below target levels due to production downtime at HFC's Navajo refinery following a plant-wide power outage in January 2011.

Revenues from our refined product pipelines were $20.7 million, an increase of $1.7 million compared to the three months ended March 31, 2011. This includes the effects of a $2.4 million decrease in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 161.5 thousand barrels per day ("mbpd") compared to 125.7 mbpd for the same period last year.

Revenues from our intermediate pipelines were $7.0 million, an increase of $2.4 million compared to the three months ended March 31, 2011. This includes $1.2 million in revenues attributable to the Tulsa interconnect pipelines which commenced operations in September 2011, and a $0.5 million increase in previously deferred revenue realized. Volumes shipped on our intermediate pipelines averaged 123.6 mbpd compared to 68.6 mbpd for the same period last year.

Revenues from our crude pipelines were $10.5 million, an increase of $1.2 million compared to the three months ended March 31, 2011. Volumes shipped on our crude pipelines increased to an average of 153.7 mbpd compared to 136.3 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $25.2 million, an increase of $13.2 million compared to the three months ended March 31, 2011. This increase is due principally to $11.7 million in revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to an average of 314.6 mbpd compared to 198.3 mbpd for the same period last year.

Operations Expense
Operations expense for the three months ended March 31, 2012 increased by $4.2 million compared to the three months ended March 31, 2011. This increase is due principally to operating costs attributable to our recently acquired assets serving HFC's El Dorado and Cheyenne refineries of $1.4 million and year-over-year increases in first quarter maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2012 increased by $2.6 million compared to the three months ended March 31, 2011. This increase is due principally to depreciation attributable to our recent asset acquisitions from HFC of $1.0 million and capital projects.

General and Administrative
General and administrative costs for the three months ended March 31, 2012 increased by $0.7 million compared to the three months ended March 31, 2011 due to higher professional fees related to our recent transactions.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.8 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011.

Interest Expense
Interest expense for the three months ended March 31, 2012 totaled $10.4 million, an increase of $1.9 million compared to the three months ended March 31, 2011. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 7.9% for the three months ended March 31, 2012 compared to 6.8% for the same period of 2011.

Loss on Early Extinguishment of Debt
We recognized a charge of $2.6 million upon the early extinguishment of our 6.25% senior notes for the three months ended March 31, 2012. This charge relates to the premium paid to note holders upon their tender of an aggregate principal amount of $157.8 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income taxes of $75,000 and $228,000 for the three months ended March 31, 2012 and 2011, respectively, which are solely attributable to the Texas margin tax.

Table of Contentsril 19,

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $375 million senior secured revolving credit facility expiring in February 2016 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. Also it is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $30 million sub-limit. In February 2012 we amended our previous credit agreement increasing the size of the credit facility from $275 million to $375 million.

During the three months ended March 31, 2012, we received advances totaling $36.0 million and repaid $81.0 million, resulting in net repayments of $45.0 million under the Credit Agreement. There was an outstanding balance of $155.0 million at March 31, 2012.

Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise up to $781.0 million by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

In February, we paid regular quarterly cash distributions of $0.885 on all units in an aggregate amount of $29.7 million. Included in these distributions were $4.9 million of incentive distribution payments to the general partner.

Cash and cash equivalents increased by $9.1 million during the three months ended March 31, 2012. The cash flows provided by operating activities of $28.2 million exceeded the combined cash flows used for investing and financing activities of $6.3 million and $12.8 million, respectively. Working capital decreased by $11.5 million to $0.8 million at March 31, 2012 from $12.3 million at December 31, 2011.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $13.0 million from $15.2 million for the three months ended March 31, 2011 to $28.2 million for the three months ended March 31, 2012. This increase is due principally to $18.5 million in additional cash collections from our customers, partially offset by payments attributable to increased interest and operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $1.7 million during the three months ended March 31, 2011 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the three months ended March 31, 2012. Another $1.1 million is included in our accounts receivable at March 31, 2012 related to shortfalls that occurred during the first quarter of 2012.

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $5.1 million from $11.5 million for the three months ended March 31, 2011 to $6.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2012 and 2011, we invested $6.3 million and $11.5 million in additions to properties and equipment, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $12.8 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011, an increase of $10.1 million. During the three months ended March 31, 2012, we received $36.0 million and repaid $81.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes, and repaid $157.8 million and $72.9 million of our 6.25% senior notes and promissory notes, respectively. Additionally, we paid $29.7 million in regular quarterly cash distributions to our general and limited partners, paid $1.1 million in financing costs to amend our previous credit agreement and paid $1.3 million for the purchase of common units for recipients of our incentive grants. During the three months ended March 31, 2011, we received $30.0 million and repaid $7.0 million in advances under the Credit Agreement. Additionally, we paid $22.2 million in regular quarterly cash distributions to our general and limited partners, incurred $3.0 million in financing costs upon the issuance of the 8.25% Senior Notes, and paid $0.4 million for the purchase of common units for recipients of our incentive grants.

Table of Contentsril 19,

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

Each year the Holly Logistic Services, L.L.C. (“HLS”) board approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2012 capital budget is comprised of $8.9 million for maintenance capital expenditures and $25.8 million for expansion capital expenditures.

We recently have made certain modifications to our crude oil gathering and trunk line system that effectively have increased our ability to gather and transport an additional 10,000 bpd of Delaware Basin crude oil in response to increased drilling activity in southeast New Mexico. Furthermore, we have developed a project to replace a 5-mile section of this pipeline system that will allow for an additional 15,000 bpd of capacity that will be executed as needed if Delaware Basin crude volumes continue to increase. This project is estimated to cost approximately $2.0 million. We have a second project that consists of the reactivation and conversion to crude oil service of a 70-mile, 8-inch petroleum products pipeline owned by us. Once in service, this pipeline will initially be capable of transporting up to 35,000 bpd of crude oil from southeast New Mexico to third-party common carrier pipelines in west Texas for further transport to major crude oil markets. The scope of this project is being finalized. Subject to receipt of acceptable shipper support and board approval, this project could be operational in early 2013.

We are in discussions with HFC regarding our option to purchase its 75% equity interest in the UNEV Pipeline, a joint venture pipeline that is capable of transporting refined petroleum products from Salt Lake City, Utah to Las Vegas, Nevada. The initial capacity of this pipeline is 62,000 bpd, with the capacity for further expansion to 120,000 bpd. The total construction cost of this pipeline, including terminals, ethanol blending and storage facilities, was approximately $410.0 million. HFC's share of the cost is $308.0 million. The pipeline was mechanically complete in November 2011, and initial start-up activities commenced in December 2011. We are not obligated to purchase the UNEV Pipeline nor are we subject to any fees or penalties if HLS' board of directors decides not to proceed with this opportunity.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects such as our option to purchase HFC’s interest in the UNEV Pipeline described above, will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects, especially the UNEV Pipeline, may be limited.

Credit Agreement
Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P., ("HEP Logistics"), our general partner, and guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

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

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020. The $294.8 million in net proceeds from the issuance were used to fund $157.8 million aggregate principal amount of 6.25% senior notes tendered pursuant to a cash tender offer and consent solicitation announced in February 2012, to repay $72.9 million

Table of Contentsril 19,

in Promissory Notes due to HFC as discussed below, related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

In April 2012, we called for redemption $27.2 million aggregate principal amount of 6.25% senior notes that remained outstanding following the cash tender offer and consent solicitation.

In March 2010, we issued $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018. A portion of the $147.5 million in net proceeds from the issuance was used to fund our $93.0 million purchase of the Tulsa and Lovington storage assets from HFC on March 31, 2010. Additionally, we used a portion to repay $42.0 million in outstanding Credit Agreement borrowings, with the remaining proceeds available for general partnership purposes, including working capital and capital expenditures.

Our 6.5% senior notes and 8.25% senior notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants which we are subject to and currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Promissory Notes
In November 2011, we issued senior unsecured promissory notes to HFC (the “Promissory Notes”) having an aggregate principal amount of $150.0 million to finance a portion of our November 9, 2011 acquisition of certain tankage, loading rack and crude receiving assets located at HFC's El Dorado and Cheyenne refineries. In December 2011, we repaid $77.1 million of outstanding principal using proceeds received in our December 2011 common unit offering and existing cash. We repaid the remaining $72.9 million balance in March 2012.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$155,000	$200,000

6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,214)	—
	294,786	—
6.25% Senior Notes
Principal	27,254	185,000
Unamortized net discount	(15)	(105)
	27,239	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,830)	(1,907)
	148,170	148,093

Promissory Notes	—	72,900

Total debt	625,195	605,888
Less current portion of long-term debt	27,239	—

Total long-term debt, net of current portion	$597,956	$605,888

Table of Contentsril 19,

See “Risk Management” for a discussion of our interest rate swap.

Contractual Obligations
In February 2012, we amended our previous credit agreement increasing the size of the credit facility from $275 million to $375 million. The Credit Agreement expires in February 2016. During the three months ended March 31, 2012, we repaid net advances of $45.0 million resulting in $155.0 million of outstanding borrowings under the Credit Agreement at March 31, 2012.

In March 2012, we issued $300 million in aggregate principle amount of 6.5% senior notes maturing March 2020.

There were no other significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2012 and 2011. Historically, the PPI has increased an average of 3.6% annually over the past 5 calendar years.

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

Under the Omnibus Agreement and certain transportation agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with assets transferred to us from HFC and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $15 million through 2021, plus additional indemnification of $2.5 million through 2015 for certain of these assets and up to $7.5 million through 2023 for certain other assets. HFC’s indemnification obligations under the Omnibus Agreement do not apply to (i) the Tulsa west loading racks acquired in August 2009, (ii) the 16-inch intermediate pipeline acquired in June 2009, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, (v) the logistics and storage assets acquired from Sinclair in December 2009, or (vi) the Tulsa east storage tanks and loading racks acquired in March 2010. For the Tulsa loading racks acquired from HFC in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HFC agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HFC agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

We have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20 million maximum liability cap.

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At March 31, 2012, we have an accrual of $1.1 million that relates to environmental clean-up

Table of Contentsril 19,

projects for which we have assumed liability. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2012. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2012,  we adopted the accounting standard update that requires the presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements and eliminated the option to present the components of other comprehensive income in the statement of partners' equity.

Intangibles-Goodwill and Other: Testing Goodwill for Impairment
Effective January 1, 2012, we adopted the accounting standard update that allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, we  no longer are required to calculate the fair value of a reporting unit unless we determine, based on that qualitative assessment, that it is more likely than not that the reporting unit's fair value is less than its carrying amount. The adoption of this accounting standard did not have an impact on our financial condition, results of operations and cash flows.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2012, we have an interest rate swap, designated as a cash flow hedge, that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million Credit Agreement advance. This interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin currently 2.25%, which equaled an effective interest rate of 3.24% as of March 31, 2012. This swap contract matures in February 2016.

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

At March 31, 2012, we had an outstanding principal balance on our 6.5% Senior Notes and 8.25% Senior Notes of $300 million, and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2012, the fair values of our 6.5% Senior Notes and 8.25% Senior Notes were $305.3 million and $161.3 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes and 8.25% Senior Notes at March 31, 2012 would result in a change of approximately $11.7 million and $5.1 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31,

Table of Contentsril 19,

2012, borrowings outstanding under the Credit Agreement were $155.0 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155.0 million of outstanding borrowings to a fixed rate of 3.24%.

At March 31, 2012, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Table of Contentsril 19,

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our cash and cash equivalents and long-term debt. which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contentsril 19,

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 5(a). Other Information.
(a) Mortgages. Effective January 31, 2012, in connection with our acquisition from HFC of certain tankage, loading rack and crude receiving assets located at HFC's El Dorado and Cheyenne refineries in November 2011, our wholly-owned subsidiaries Cheyenne Logistics LLC and El Dorado Logistics LLC each executed a mortgage for the benefit of HFC with respect to such assets located at the Cheyenne refinery and the El Dorado refinery, respectively. Each mortgage grants HFC a second priority lien on the applicable assets and provides HFC with certain rights to take possession of and/or operate such assets upon a default of the mortgage, in each case consistent with the mortgages that we have executed in favor of HFC in connection with our previous acquisitions from HFC. The descriptions of the mortgages herein are qualified by reference to the copy of the Cheyenne mortgage, filed as Exhibit 10.61 to our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, and the El Dorado mortgage, filed as Exhibit 10.2 to this report, each of which is incorporated by reference into this report in its entirety.

Item 6.	Exhibits

The Exhibit Index on page 38 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 1, 2012	/s/ Bruce R. Shaw
Bruce R. Shaw
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller (Principal Accounting Officer)

Table of Contentsril 19,

Exhibit Index

Exhibit Number	Description
3.1
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.2
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated February 28, 2005, File No. 1-32225).

3.3
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., as amended, dated July 6, 2005 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated July 6, 2005, File No. 1-32225).

3.4
Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed April 15, 2008, File No. 1-32225).

3.5
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners - Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.6
First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P. (incorporated by reference to Exhibit 3.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.7
First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 3.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

3.8
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated May 3, 2011, File No. 1-32225).

3.9
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1
Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated March 12, 2012, File No. 1-32225).

4.2
Tenth Supplemental Indenture, dated as of March 12, 2012, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 28, 2005, as amended and supplemented, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K dated March 12, 2012, File No. 1-32225).

10.1
Mortgage and Deed of Trust, dated January 31, 2012, by Cheyenne Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 1-32225).

10.2+	Mortgage and Deed of Trust, dated January 31, 2012, by El Dorado Logistics LLC for the benefit of HollyFrontier Corporation.

Table of Contentsril 19,

10.3
Agreement and Amendment No.1 to Second Amended and Restated Credit Agreement dated February 3, 2012, among Holly Energy Partners - Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 9, 2012, File No. 1-32225).

10.4
Purchase Agreement, dated February 28, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the guarantors party thereto and Citigroup Global Markets Inc., UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated March 5, 2012, File No. 1-32225).

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

101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.