Form 10-Q
period 2012-06-30
HOLLY ENERGY PARTNERS LP
filed 2012-08-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at July 27, 2012 was 28,391,024.

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation, Alon USA, Inc. and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to successfully purchase and integrate additional operations in the future;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions;

•	our ability to integrate the operations of the UNEV Pipeline successfully and to realize the anticipated benefits associated with our ownership interest of this business; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$4,216	$3,269
Accounts receivable:
Trade	3,836	3,055
Affiliates	26,333	31,016
	30,169	34,071
Prepaid and other current assets	3,410	2,644
Total current assets	37,795	39,984

Properties and equipment, net	532,548	536,425
Transportation agreements, net	98,070	101,543
Goodwill	256,498	256,498
Investment in SLC Pipeline	25,427	25,302
Other assets	9,360	7,204
Total assets	$959,698	$966,956

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$4,983	$6,107
Affiliates	4,712	5,299
	9,695	11,406

Accrued interest	9,655	8,280
Deferred revenue	3,603	4,032
Accrued property taxes	1,910	2,196
Other current liabilities	2,581	1,777
Total current liabilities	27,444	27,691

Long-term debt	613,195	605,888
Other long-term liabilities	6,195	4,000

Partners’ equity:
Common unitholders (27,361,124 units issued and outstanding at June 30, 2012 and December 31, 2011)	465,796	482,509
General partner interest (2% interest)	(147,153)	(146,668)
Accumulated other comprehensive loss	(5,779)	(6,464)
Total partners’ equity	312,864	329,377
Total liabilities and partners’ equity	$959,698	$966,956

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
Revenues:
Affiliates	$54,224	$37,139	$107,017	$71,246
Third parties	9,468	13,801	20,190	24,711
	63,692	50,940	127,207	95,957
Operating costs and expenses:
Operations	17,923	14,366	34,911	27,162
Depreciation and amortization	9,132	7,713	19,396	15,353
General and administrative	2,487	1,573	4,526	2,936
	29,542	23,652	58,833	45,451
Operating income	34,150	27,288	68,374	50,506

Other income (expense):
Equity in earnings of SLC Pipeline	794	467	1,625	1,207
Interest expense	(11,324)	(8,724)	(21,729)	(17,273)
Loss on early extinguishment of debt	(383)	—	(2,979)	—
Other expense	—	—	—	(12)
	(10,913)	(8,257)	(23,083)	(16,078)
Income before income taxes	23,237	19,031	45,291	34,428
State income tax expense	(75)	(18)	(150)	(246)
Net income	23,162	19,013	45,141	34,182
Less general partner interest in net income, including incentive distributions	5,917	3,847	11,425	7,409
Limited partners’ interest in net income	$17,245	$15,166	$33,716	$26,773
Limited partners’ per unit interest in earnings—basic and diluted	$0.63	$0.69	$1.23	$1.21
Weighted average limited partners’ units outstanding	27,361	22,079	27,361	22,079

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$23,162	$19,013	$45,141	$34,182
Other comprehensive income (loss):
Change in fair value of cash flow hedge	(1,508)	271	(1,862)	1,554
Amortization of unrealized loss attributable to discontinued cash flow hedge	1,273	—	2,547	—
Other comprehensive income (loss)	(235)	271	685	1,554
Comprehensive income	$22,927	$19,284	$45,826	$35,736

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$45,141	$34,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,396	15,353
Equity in earnings of SLC Pipeline, net of distributions	(125)	(82)
Amortization of restricted and performance units	1,629	1,080
(Increase) decrease in current assets:
Accounts receivable—trade	(781)	944
Accounts receivable—affiliates	4,220	2,808
Prepaid and other current assets	(766)	(263)
Increase (decrease) in current liabilities:
Accounts payable—trade	(596)	(2,423)
Accounts payable—affiliates	(587)	(700)
Accrued interest	1,375	4
Deferred revenue	(429)	(5,118)
Accrued property taxes	(286)	321
Other current liabilities	804	(306)
Other, net	4,505	489
Net cash provided by operating activities	73,500	46,289

Cash flows from investing activities
Additions to properties and equipment	(12,008)	(22,900)

Cash flows from financing activities
Borrowings under credit agreement	99,000	64,000
Repayments of credit agreement borrowings	(129,000)	(37,000)
Proceeds from issuance of senior notes	294,750	—
Repayments of senior notes	(185,000)	—
Repayment of promissory notes	(72,900)	—
Distributions to HEP unitholders	(59,977)	(44,862)
Purchase of units for incentive grants	(4,533)	(1,379)
Deferred financing costs	(3,162)	(3,149)
Other	277	—
Net cash used for financing activities	(60,545)	(22,390)

Cash and cash equivalents
Increase for the period	947	999
Beginning of period	3,269	403
End of period	$4,216	$1,402

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance December 31, 2011	$482,509	$(146,668)	$(6,464)	$329,377
Net income	34,360	10,781	—	45,141
Other comprehensive income	—	—	685	685
Distributions to unitholders	(48,697)	(11,280)	—	(59,977)
Purchase of units for incentive grants	(4,005)	—	—	(4,005)
Amortization of restricted and performance units	1,629	—	—	1,629
Other	—	14	—	14
Balance June 30, 2012	$465,796	$(147,153)	$(5,779)	$312,864

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership which was 42% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries at June 30, 2012. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

We operate in one operating segment—the operation of petroleum product and crude oil pipelines and terminals, tankage and loading rack facilities.

We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the "SLC Pipeline") that serves refineries in the Salt Lake City area.

On July 12, 2012, we acquired a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a recently constructed 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets. See Note 2 below for additional information on this acquisition.

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

Note 2:	Acquisitions

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 1,029,900 of our common units. As a result, HFC's ownership interest in us increased from 42% to 44% (including the 2% general partner interest). Under the terms of the transaction, we issued to HFC equity interests in our wholly-owned subsidiaries that entitle HFC to an interest in our share of UNEV earnings from July 1, 2016 through June 2032, subject to a cap of approximately $34.0 million and certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances.

We are a consolidated variable interest entity of HFC. Therefore, this transaction will be recorded as a transfer between entities under common control and reflect HFC's carrying basis in UNEV's assets and liabilities. Also, we will retrospectively adjust our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. Upon the closing of this transaction, we recorded UNEV's assets consisting principally of properties and equipment, liabilities and equity at HFC's carrying basis, which were approximately $426.0 million, $6.0 million and $420.0 million, respectively, at June 30, 2012. This includes equity attributable to the noncontrolling interest holder of approximately $100.0 million. This retrospective adjustment will not have a significant impact on our operating results prior to 2012 since the UNEV Pipeline became operational in the first quarter of 2012. At June 30, 2012, UNEV had transportation agreements with shippers that provide minimum annualized revenues of $23.0 million, of which $15.6 million relates to a transportation agreement with HFC.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Assuming this acquisition was effective as of June 30, 2012, our revenues and net income for the three and six months ended June 30, 2012 would have been retrospectively adjusted to include UNEV's current year operating results as presented below:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands, except per share amounts)
Revenues	$67,706	$135,283
Net income	$20,537	$40,000

Legacy Frontier Pipeline and Tankage Asset Transaction
On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries. We paid non-cash consideration consisting of promissory notes with an aggregate principal amount of $150.0 million and 3,807,615 of our common units.

We recorded this transfer at HFC's carrying basis and recorded properties and equipment of $88.1 million, goodwill of $207.4 million and a $150.0 million liability representing the promissory notes issued to HFC at the time of the closing of this transaction.

Assuming this acquisition had occurred on January 1, 2011 and our throughput agreements with HFC were in effect at that time, pro forma revenues, net income and earnings per unit for the three and the six months ended June 30, 2011 are presented below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands, except per share amounts)
Revenues	$62,653	$119,560
Net income	$26,964	$50,278
Earnings per unit	$0.86	$1.60

Note 3:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and an interest rate swap. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under our revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and our fixed interest rate senior notes.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swap at June 30, 2012 and December 31, 2011 were as follows:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

		June 30, 2012		December 31, 2011
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.25% senior notes	Level 2	$—	$—	$184,895	$186,850
6.5% senior notes	Level 2	294,949	302,250	—	—
8.25% senior notes	Level 2	148,246	159,375	148,093	157,500
		443,195	461,625	332,988	344,350

Interest rate swap	Level 2	2,382	2,382	520	520
		$445,577	$464,007	$333,508	$344,870

Level 2 Financial Instruments
Our senior notes and interest rate swap are measured and recorded at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. With respect to our interest rate swap, the fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input.

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Pipelines and terminals	$632,736	$633,095
Land and right of way	27,155	27,149
Other	16,978	16,507
Construction in progress	23,829	14,419
	700,698	691,170
Less accumulated depreciation	168,150	154,745
	$532,548	$536,425

We capitalized $0.1 million and $0.5 million in interest related to construction projects during the six months ended June 30, 2012 and 2011, respectively.

Note 5:	Transportation Agreements

Our transportation agreements represent a portion of the total purchase price of certain assets acquired from Alon in 2005 and from HFC in 2008. The Alon agreement is being amortized over 30 years ending 2035 (the initial 15-year term of the agreement plus an expected 15-year extension period) and the HFC agreement is being amortized over 15 years ending 2023 (the term of the HFC agreement).

The carrying amounts of our transportation agreements are as follows:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	June 30, 2012	December 31, 2011
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	36,094	32,621
	$98,070	$101,543

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

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.5 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

As of June 30, 2012, we have two types of incentive-based awards which are described below. The compensation cost charged against income was $0.7 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. Effective February 2012, the units authorized to be granted under our Long-Term Incentive Plan were increased from 350,000 to 1,250,000 units, of which 923,268 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted unit activity and changes during the six months ended June 30, 2012 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012 (nonvested)	29,536	$50.45
Granted	38,508	61.21
Vesting and transfer of full ownership to recipients	(21,240)	52.25
Forfeited	(1,047)	57.32
Outstanding at June 30, 2012 (nonvested)	45,757	$58.51	1.2 years	$2,590

The fair value of restricted units that were vested and transferred to recipients during the six months ended June 30, 2012 and

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

2011 were $1.1 million and $1.0 million, respectively. As of June 30, 2012, there was $1.5 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of June 30, 2012, estimated unit payouts for outstanding nonvested performance unit awards were approximately 110%.

We granted 5,718 performance units to certain officers in March 2012. These units will vest over a three-year performance period ending December 31, 2014 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $61.21 and will apply to the number of units ultimately awarded.

A summary of performance unit activity and changes during the six months ended June 30, 2012 is presented below:

Performance Units	Units
Outstanding at January 1, 2012 (nonvested)	42,991
Granted	5,718
Vesting and transfer of common units to recipients	(21,460)
Outstanding at June 30, 2012 (nonvested)	27,249

For the six months ended June 30, 2012, we issued 23,391 of our common units having a fair value of $0.5 million related to vested performance units having a 109% payout. Based on the weighted average fair value at June 30, 2012 of $52.11, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.2 years.

During the six months ended June 30, 2012, we paid $4.5 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7:	Debt

Credit Agreement
In June 2012, we amended our credit agreement increasing the size of the credit facility from $375 million to $550 million. Our $550 million senior secured revolving credit facility expires in June 2017 (the “Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is available also to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

During the six months ended June 30, 2012, we received advances totaling $99.0 million and repaid $129.0 million, resulting in net repayments of $30.0 million under the Credit Agreement and an outstanding balance of $170.0 million at June 30, 2012.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P. (“HEP Logistics”), our general partner, and guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

The Credit Agreement imposes certain requirements on us which we are currently in compliance with, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net proceeds of $294.8 million were used to fund $157.8 million aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes due to HFC as discussed below, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

In April 2012, we redeemed $27.2 million aggregate principal amount of 6.25% Senior Notes that remained outstanding following the cash tender offer and consent solicitation.

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes (the “8.25% Senior Notes”) maturing March 15, 2018.

The 6.5% and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants, which we are currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics, our general partner, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Promissory Notes
In November 2011, we issued senior unsecured promissory notes to HFC (the “Promissory Notes”) having an aggregate principal amount of $150 million to finance a portion of our November 9, 2011 acquisition of assets located at HFC's El Dorado and Cheyenne refineries (see Note 2). In December 2011, we repaid $77.1 million of outstanding principal using proceeds received in our December 2011 common unit offering and existing cash. We repaid the remaining $72.9 million balance in March 2012.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$170,000	$200,000
6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,051)	—
	294,949	—
6.25% Senior Notes
Principal	—	185,000
Unamortized net discount	—	(105)
	—	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,754)	(1,907)
	148,246	148,093

Promissory Notes	—	72,900

Total long-term debt	$613,195	$605,888

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2012, we have an interest rate swap that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million Credit Agreement advance. This interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2012, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016.

We have designated this interest rate swap as a cash flow hedge. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that this interest rate swap is effective in offsetting the variability in interest payments on $155.0 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedge on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on $155.0 million of our variable rate debt. Any ineffectiveness is reclassified from accumulated other comprehensive loss to interest expense. As of June 30, 2012, we had no ineffectiveness on our cash flow hedge.

At June 30, 2012, we have an accumulated other comprehensive loss of $5.8 million that relates to our current and previous cash flow hedging instruments. Of this amount, $3.4 million represents an unrecognized loss attributable to a cash flow hedge terminated in December 2011 and relates to the application of hedge accounting prior to termination. This amount is being amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract. The remaining $2.4 million amount will be effectively transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swap is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2012
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155.0 million of LIBOR based debt interest)	Other long-term liabilities	$2,382	Accumulated other comprehensive loss	$2,382
December 31, 2011
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155.0 million of LIBOR based debt interest)	Other long-term liabilities	$520	Accumulated other comprehensive loss	$520

Interest Expense and Other Debt Information
Interest expense consists of the following components:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swap	$2,953	$5,013
6.5% Senior Notes	5,966	—
6.25% Senior Notes	2,422	5,781
8.25% Senior Notes	6,193	6,187
Promissory Notes	543	—
Amortization of discount and deferred debt issuance costs	3,422	595
Commitment fees	362	227
Total interest incurred	21,861	17,803
Less capitalized interest	132	530
Net interest expense	$21,729	$17,273
Cash paid for interest	$17,039	$17,204

We recognized a charge of $3.0 million upon the early extinguishment of debt for the six months ended June 30, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

Note 8:	Significant Customers

All revenues are domestic revenues, of which 97% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
HFC	85%	73%	84%	74%
Alon	12%	23%	12%	22%

Note 9:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2012 PPI adjustment HFC's minimum annualized payments to us under these agreements increased by $8.5 million to $200.3 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

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

Related party transactions with HFC are as follows:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

•
Revenues received from HFC were $54.2 million and $37.1 million for the three months ended June 30, 2012 and 2011, respectively, and $107.0 million and $71.2 million for the six months ended June 30, 2012 and 2011, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended June 30, 2012 and 2011, and $1.2 million for the six months ended June 30, 2012 and 2011.

•
We reimbursed HFC for costs of employees supporting our operations of $7.1 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively, and $14.8 million and $9.7 million for the six months ended June 30, 2012 and 2011, respectively.

•
HFC reimbursed us $2.2 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $4.7 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively for certain costs paid on their behalf.

•
We distributed $15.7 million and $10.0 million for the three months ended June 30, 2012 and 2011, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the six months ended June 30, 2012 and 2011, we distributed $31.0 million and $19.7 million, respectively.

•	Accounts receivable from HFC were $26.3 million and $31.0 million at June 30, 2012 and December 31, 2011, respectively.

•	Accounts payable to HFC were $4.7 million and $5.3 million at June 30, 2012 and December 31, 2011, respectively.

•
Revenues for the three and six months ended June 30, 2012 include $0.8 million and $2.5 million of shortfall payments billed in 2011, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2012 and December 31, 2011, includes $3.3 million and $4.0 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $3.3 million deferred at June 30, 2012.

•	We acquired from HFC a 75% interest in the UNEV Pipeline in July 2012 and tankage and terminal assets in November 2011. See Note 2 for a description of these transactions.

Note 10:	Partners’ Equity

As of June 30, 2012, HFC held 11,097,615 of our common units and the 2% general partner interest, which together constituted a 42% ownership interest in us. On July 12, 2012, we issued HFC 1,029,900 of our common units as partial consideration for our acquisition of its 75% interest in UNEV, which increased HFC's ownership interest in us to 44%, inclusive of the general partner interest.

Allocations of Net Income
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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
General partner interest in net income	$352	$310	$688	$547
General partner incentive distribution	5,565	3,537	10,737	6,862
Total general partner interest in net income	$5,917	$3,847	$11,425	$7,409

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

On July 25, 2012, we announced our cash distribution for the second quarter of 2012 of $0.91 per unit. The distribution is payable on all common and general partner units and will be paid August 14, 2012 to all unitholders of record on August 7, 2012.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
General partner interest	$622	$462	$1,227	$915
General partner incentive distribution	5,565	3,537	10,737	6,862
Total general partner distribution	6,187	3,999	11,964	7,777
Limited partner distribution	24,899	19,098	49,387	37,975
Total regular quarterly cash distribution	$31,086	$23,097	$61,351	$45,752
Cash distribution per unit applicable to limited partners	$0.910	$0.865	$1.805	$1.720

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost in excess of HFC’s historical basis in the transferred assets of $295.6 million, exclusive of depreciation and amortization, (as of June 30, 2012) would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 11:	Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect wholly-owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income, and statements of cash flows of the Parent and the Guarantor Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries using the equity method of accounting.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

June 30, 2012	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$4,214	$—	$4,216
Accounts receivable	—	30,169	—	30,169
Intercompany accounts receivable (payable)	47,371	(47,371)	—	—
Prepaid and other current assets	42	3,368	—	3,410
Total current assets	47,415	(9,620)	—	37,795
Properties and equipment, net	—	532,548	—	532,548
Investment in subsidiaries	716,967	—	(716,967)	—
Transportation agreements, net	—	98,070	—	98,070
Goodwill	—	256,498	—	256,498
Investment in SLC Pipeline	—	25,427	—	25,427
Other assets	1,757	7,603	—	9,360
Total assets	$766,139	$910,526	$(716,967)	$959,698

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$9,695	$—	$9,695
Accrued interest	9,602	53	—	9,655
Deferred revenue	—	3,603	—	3,603
Accrued property taxes	—	1,910	—	1,910
Other current liabilities	478	2,103	—	2,581
Total current liabilities	10,080	17,364	—	27,444
Long-term debt	443,195	170,000	—	613,195
Other long-term liabilities	—	6,195	—	6,195
Partners’ equity	312,864	716,967	(716,967)	312,864
Total liabilities and partners’ equity	$766,139	$910,526	$(716,967)	$959,698

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$54,224	$—	$54,224
Third parties	—	9,468	—	9,468
	—	63,692	—	63,692
Operating costs and expenses:
Operations	—	17,923	—	17,923
Depreciation and amortization	—	9,132	—	9,132
General and administrative	484	2,003	—	2,487
	484	29,058	—	29,542
Operating income (loss)	(484)	34,634	—	34,150
Equity in earnings of subsidiaries	32,339	—	(32,339)	—
Equity in earnings of SLC Pipeline	—	794	—	794
Interest expense	(8,310)	(3,014)	—	(11,324)
Loss on early extinguishment of debt	(383)	—	—	(383)
	23,646	(2,220)	(32,339)	(10,913)
Income before income taxes	23,162	32,414	(32,339)	23,237
State income tax expense	—	(75)	—	(75)
Net income	23,162	32,339	(32,339)	23,162
Other comprehensive (loss)	(235)	—	—	(235)
Comprehensive income	$22,927	$32,339	$(32,339)	$22,927

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$37,139	$—	$37,139
Third parties	—	13,801	—	13,801
	—	50,940	—	50,940
Operating costs and expenses:
Operations	—	14,366	—	14,366
Depreciation and amortization	—	7,713	—	7,713
General and administrative	952	621	—	1,573
	952	22,700	—	23,652
Operating income (loss)	(952)	28,240	—	27,288
Equity in earnings of subsidiaries	26,086	—	(26,086)	—
Equity in earnings of SLC Pipeline	—	467	—	467
Interest expense	(6,121)	(2,603)	—	(8,724)
	19,965	(2,136)	(26,086)	(8,257)
Income before income taxes	19,013	26,104	(26,086)	19,031
State income tax expense	—	(18)	—	(18)
Net income	19,013	26,086	(26,086)	19,013
Other comprehensive income	271	—	—	271
Comprehensive income	$19,284	$26,086	$(26,086)	$19,284

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$107,017	$—	$107,017
Third parties	—	20,190	—	20,190
	—	127,207	—	127,207
Operating costs and expenses:
Operations	—	34,911	—	34,911
Depreciation and amortization	—	19,396	—	19,396
General and administrative	1,926	2,600	—	4,526
	1,926	56,907	—	58,833
Operating income (loss)	(1,926)	70,300	—	68,374
Equity in earnings of subsidiaries	65,064	—	(65,064)	—
Equity in earnings of SLC Pipeline	—	1,625	—	1,625
Interest expense	(15,018)	(6,711)	—	(21,729)
Loss on early extinguishment of debt	(2,979)	—	—	(2,979)
	47,067	(5,086)	(65,064)	(23,083)
Income before income taxes	45,141	65,214	(65,064)	45,291
State income tax expense	—	(150)	—	(150)
Net income	45,141	65,064	(65,064)	45,141
Other comprehensive income	685	—	—	685
Comprehensive income	$45,826	$65,064	$(65,064)	$45,826

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$71,246	$—	$71,246
Third parties	—	24,711	—	24,711
	—	95,957	—	95,957
Operating costs and expenses:
Operations	—	27,162	—	27,162
Depreciation and amortization	—	15,353	—	15,353
General and administrative	1,703	1,233	—	2,936
	1,703	43,748	—	45,451
Operating income (loss)	(1,703)	52,209	—	50,506
Equity in earnings of subsidiaries	48,128	—	(48,128)	—
Equity in earnings of SLC Pipeline	—	1,207	—	1,207
Interest expense	(12,243)	(5,030)	—	(17,273)
Other	—	(12)	—	(12)
	35,885	(3,835)	(48,128)	(16,078)
Income before income taxes	34,182	48,374	(48,128)	34,428
State income tax expense	—	(246)	—	(246)
Net income	34,182	48,128	(48,128)	34,182
Other comprehensive income	1,554	—	—	1,554
Comprehensive income	$35,736	$48,128	$(48,128)	$35,736

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012	Parent	Guarantor Subsidiaries		Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(45,135)	$118,635		$—	$73,500

Cash flows from investing activities
Additions to properties and equipment	—	(12,008)		—	(12,008)

Cash flows from financing activities
Net repayments under credit agreement	—	(30,000)		—	(30,000)
Proceeds from issuance of senior notes	294,750	—		—	294,750
Repayments of senior notes	(185,000)	—		—	(185,000)
Repayment of promissory notes	—	(72,900)		—	(72,900)
Distributions to HEP unitholders	(59,977)	—		—	(59,977)
Purchase of units for incentive grants	(4,533)	—		—	(4,533)
Deferred financing costs	(567)	(2,595)		—	(3,162)
Other	462	(185)	—	—	277
	45,135	(105,680)		—	(60,545)
Cash and cash equivalents
Increase for the period	—	947		—	947
Beginning of period	2	3,267		—	3,269
End of period	$2	$4,214		$—	$4,216

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$46,241	$48	$—	$46,289

Cash flows from investing activities
Additions to properties and equipment	—	(22,900)	—	(22,900)

Cash flows from financing activities
Net borrowings under credit agreement	—	27,000	—	27,000
Distributions to HEP unitholders	(44,862)	—	—	(44,862)
Purchase of units for incentive grants	(1,379)	—	—	(1,379)
Deferred financing costs	—	(3,149)	—	(3,149)
	(46,241)	23,851	—	(22,390)
Cash and cash equivalents
Increase for the period	—	999	—	999
Beginning of period	2	401	—	403
End of period	$2	$1,400	$—	$1,402

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. At June 30, 2012, HFC owned a 42% interest in us including the 2% general partnership interest. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 25% joint venture interest in the SLC Pipeline (the “SLC Pipeline”), a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons and providing other services at our storage tanks and terminals. We do not take ownership of products that we transport, terminal or store, and therefore we are not directly exposed to changes in commodity prices.

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a recently constructed 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets. We paid consideration consisting of $260.0 million in cash and 1,029,900 of our common units, which as a result, increased HFC's ownership interest in us from 42% to 44% (including the 2% general partner interest).

Legacy Frontier Pipeline and Tankage Asset Transaction
On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries.

See Note 2 “Acquisitions” in the consolidated financial statements for additional information on these acquisitions.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2012 PPI adjustment, HFC's minimum annualized payments under these agreements increased by $8.5 million to $200.3 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. The terms under this agreement expire beginning in 2018 through 2022. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. As of July 1, 2012, these agreements with Alon will result in minimum annualized payments to us of $30.9 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$13,271	$11,689	$1,582
Affiliates—intermediate pipelines	6,712	5,069	1,643
Affiliates—crude pipelines	10,993	9,624	1,369
	30,976	26,382	4,594
Third parties—refined product pipelines	7,452	11,906	(4,454)
	38,428	38,288	140
Terminals, tanks and loading racks:
Affiliates	23,248	10,757	12,491
Third parties	2,016	1,895	121
	25,264	12,652	12,612
Total revenues	63,692	50,940	12,752
Operating costs and expenses
Operations	17,923	14,366	3,557
Depreciation and amortization	9,132	7,713	1,419
General and administrative	2,487	1,573	914
	29,542	23,652	5,890
Operating income	34,150	27,288	6,862
Equity in earnings of SLC Pipeline	794	467	327
Interest expense, including amortization	(11,324)	(8,724)	(2,600)
Loss on early extinguishment of debt	(383)	—	(383)
	(10,913)	(8,257)	(2,656)
Income before income taxes	23,237	19,031	4,206
State income tax	(75)	(18)	(57)
Net income	23,162	19,013	4,149
Less general partner interest in net income, including incentive distributions (1)	5,917	3,847	2,070
Limited partners’ interest in net income	$17,245	$15,166	$2,079
Limited partners’ earnings per unit—basic and diluted (1)	$0.63	$0.69	$(0.06)
Weighted average limited partners’ units outstanding	27,361	22,079	5,282
EBITDA (2)	$44,076	$35,468	$8,608
Distributable cash flow (3)	$34,520	$21,421	$13,099

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	101,886	90,984	10,902
Affiliates—intermediate pipelines	137,115	84,201	52,914
Affiliates—crude pipelines	168,047	160,648	7,399
	407,048	335,833	71,215
Third parties—refined product pipelines	56,297	51,627	4,670
	463,345	387,460	75,885
Terminals and loading racks:
Affiliates	267,988	182,394	85,594
Third parties	48,825	42,694	6,131
	316,813	225,088	91,725
Total for pipelines and terminal assets (bpd)	780,158	612,548	167,610

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$25,628	$21,547	$4,081
Affiliates—intermediate pipelines	13,757	9,702	4,055
Affiliates—crude pipelines	21,538	18,945	2,593
	60,923	50,194	10,729
Third parties—refined product pipelines	15,780	21,061	(5,281)
	76,703	71,255	5,448
Terminals, tanks and loading racks:
Affiliates	46,094	21,052	25,042
Third parties	4,410	3,650	760
	50,504	24,702	25,802
Total revenues	127,207	95,957	31,250
Operating costs and expenses
Operations	34,911	27,162	7,749
Depreciation and amortization	19,396	15,353	4,043
General and administrative	4,526	2,936	1,590
	58,833	45,451	13,382
Operating income	68,374	50,506	17,868
Equity in earnings of SLC Pipeline	1,625	1,207	418
Interest expense, including amortization	(21,729)	(17,273)	(4,456)
Loss on early extinguishment of debt	(2,979)	—	(2,979)
Other expense	—	(12)	12
	(23,083)	(16,078)	(7,005)
Income before income taxes	45,291	34,428	10,863
State income tax	(150)	(246)	96
Net income	45,141	34,182	10,959
Less general partner interest in net income, including incentive distributions (1)	11,425	7,409	4,016
Limited partners’ interest in net income	$33,716	$26,773	$6,943
Limited partners’ earnings per unit—basic and diluted (1)	$1.23	$1.21	$0.02
Weighted average limited partners’ units outstanding	27,361	22,079	5,282
EBITDA (2)	$89,395	$67,054	$22,341
Distributable cash flow (3)	$71,075	$42,193	$28,882

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	99,556	84,139	15,417
Affiliates—intermediate pipelines	130,341	76,452	53,889
Affiliates—crude pipelines	160,855	148,520	12,335
	390,752	309,111	81,641
Third parties—refined product pipelines	60,292	50,086	10,206
	451,044	359,197	91,847
Terminals and loading racks:
Affiliates	265,109	170,230	94,879
Third parties	50,604	41,532	9,072
	315,713	211,762	103,951
Total for pipelines and terminal assets (bpd)	766,757	570,959	195,798

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

Table of Contentsril 19,

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$23,162	$19,013	$45,141	$34,182
Add:
Interest expense	9,547	8,419	18,307	16,678
Amortization of discount and deferred debt charges	1,777	305	3,422	595
Loss on early extinguishment of debt	383	—	2,979	—
State income tax	75	18	150	246
Depreciation and amortization	9,132	7,713	19,396	15,353
EBITDA	$44,076	$35,468	$89,395	$67,054

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$23,162	$19,013	$45,141	$34,182
Add (subtract):
Depreciation and amortization	9,132	7,713	19,396	15,353
Amortization of discount and deferred debt charges	1,777	305	3,422	595
Loss on early extinguishment of debt	383	—	2,979	—
Billed crude revenue settlement	917	—	1,835	—
Increase (decrease) in deferred revenue	163	(4,014)	(429)	(5,118)
Maintenance capital expenditures (4)	(1,292)	(1,904)	(1,599)	(3,133)
Other non-cash adjustments	278	308	330	314
Distributable cash flow	$34,520	$21,421	$71,075	$42,193

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

Table of Contentsril 19,

	June 30, 2012	December 31, 2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$4,216	$3,269
Working capital	$10,351	$12,293
Total assets	$959,698	$966,956
Long-term debt	$613,195	$605,888
Partners’ equity (5)	$312,864	$329,377

(5)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $295.6 million, exclusive of depreciation and amortization, (as of June 30, 2012) would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations—Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Summary
Net income for the three months ended June 30, 2012 was $23.2 million, a $4.1 million increase compared to the three months ended June 30, 2011. This increase in earnings is principally due to increased pipeline shipments, earnings attributable to our November 2011 acquisition and annual tariff increases. These factors were offset partially by a decrease in previously deferred revenue realized, increased operating costs and expenses and higher interest expense.

Revenues for the three months ended June 30, 2012 include the recognition of $0.8 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $1.0 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2012. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the three months ended June 30, 2012 were $63.7 million, a $12.8 million increase compared to the three months ended June 30, 2011. This is principally due to increased pipeline shipments, revenues attributable to our November 2011 asset acquisition and the effect of annual tariff increases, partially offset by a $4.7 million decrease in previously deferred revenue realized.

Overall pipeline volumes were up 20% compared to the three months ended June 30, 2011.

Revenues from our refined product pipelines were $20.7 million, a decrease of $2.9 million compared to the three months ended June 30, 2011. This includes the effects of a $4.8 million decrease in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 158.2 thousand barrels per day ("mbpd") compared to 142.6 mbpd for the same period last year.

Revenues from our intermediate pipelines were $6.7 million, an increase of $1.6 million compared to the three months ended June 30, 2011. This includes $1.2 million in revenues attributable to the Tulsa interconnect pipelines which were placed in service in September 2011 and a $0.1 million increase in previously deferred revenue realized. Volumes shipped on our intermediate pipelines averaged 137.1 mbpd compared to 84.2 mbpd for the same period last year.

Revenues from our crude pipelines were $11.0 million, an increase of $1.4 million compared to the three months ended June 30, 2011. Volumes shipped on our crude pipelines increased to an average of 168.0 mbpd compared to 160.6 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $25.3 million, an increase of $12.6 million compared to the three months ended June 30, 2011. This increase is principally due to $11.9 million in revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to

Table of Contentsril 19,

an average of 316.8 mbpd compared to 225.1 mbpd for the same period last year.

Operations Expense
Operations expense for the three months ended June 30, 2012 increased by $3.6 million compared to the three months ended June 30, 2011. This increase is principally due to incremental operating costs of $1.4 million attributable to our recently acquired assets serving HFC's El Dorado and Cheyenne refineries, higher throughput levels as well as year-over-year increases in second quarter maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2012 increased by $1.4 million compared to the three months ended June 30, 2011. This increase is principally due to depreciation attributable to our recent asset acquisition from HFC and capital projects.

General and Administrative
General and administrative costs for the three months ended June 30, 2012 increased by $0.9 million compared to the three months ended June 30, 2011 due to higher professional fees related to our recent acquisition of HFC's 75% interest in UNEV.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.8 million for the three months ended June 30, 2012 compared to $0.5 million for the three months ended June 30, 2011.

Interest Expense
Interest expense for the three months ended June 30, 2012 totaled $11.3 million, an increase of $2.6 million compared to the three months ended June 30, 2011. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 7.3% for the three months ended June 30, 2012 compared to 6.7% for the same period of 2011.

Loss on Early Extinguishment of Debt
We recognized a charge of $0.4 million upon the early extinguishment of our 6.25% senior notes for the three months ended June 30, 2012. This charge relates to the premium paid to noteholders in April 2012 upon their tender of the remaining $27.2 million aggregate principal amount and related financing costs previously deferred.

State Income Tax
We recorded state income taxes of $75,000 and $18,000 for the three months ended June 30, 2012 and 2011, respectively, which are solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Summary
Net income for the six months ended June 30, 2012 was $45.1 million, an $11.0 million increase compared to the six months ended June 30, 2011. This increase in earnings is principally due to increased pipeline shipments, earnings attributable to our November 2011 asset acquisition and annual tariff increases. These factors were offset partially by a decrease in previously deferred revenue realized, increased operating costs and expenses, higher interest expense and a loss incurred on the early extinguishment of debt.

Revenues for the six months ended June 30, 2012 include the recognition of $2.5 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $2.1 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2012. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the six months ended June 30, 2012 were $127.2 million, a $31.3 million increase compared to the six months ended June 30, 2011. This is principally due to increased pipeline shipments, revenues attributable to our November 2011 asset acquisition and the effect of annual tariff increases, partially offset by a $6.6 million decrease in previously deferred revenue realized.

Overall pipeline volumes were up 26% compared to the six months ended June 30, 2011. During the first six months of 2011, related-party throughput volumes were below target levels due to production downtime at HFC's Navajo refinery following a plant-wide power outage in January 2011.

Table of Contentsril 19,

Revenues from our refined product pipelines were $41.4 million, a decrease of $1.2 million compared to the six months ended June 30, 2011. This includes the effects of a $7.2 million decrease in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 159.8 mbpd compared to 134.2 mbpd for the same period last year.

Revenues from our intermediate pipelines were $13.8 million, an increase of $4.1 million compared to the six months ended June 30, 2011. This includes $2.5 million in revenues attributable to the Tulsa interconnect pipelines, and a $0.6 million increase in previously deferred revenue realized. Volumes shipped on our intermediate pipelines averaged 130.3 mbpd compared to 76.5 mbpd for the same period last year.

Revenues from our crude pipelines were $21.5 million, an increase of $2.6 million compared to the six months ended June 30, 2011. Volumes shipped on our crude pipelines increased to an average of 160.9 mbpd compared to 148.5 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $50.5 million, an increase of $25.8 million compared to the six months ended June 30, 2011. This increase is principally due to $23.6 million in revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to an average of 315.7 mbpd compared to 211.8 mbpd for the same period last year.

Operations Expense
Operations expense for the six months ended June 30, 2012 increased by $7.7 million compared to the six months ended June 30, 2011. This increase is principally due to incremental operating costs of $2.8 million that are attributable to our recently acquired assets serving HFC's El Dorado and Cheyenne refineries, higher throughput levels as well as year-over-year increases in maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2012 increased by $4.0 million compared to the six months ended June 30, 2011. This increase is principally due to depreciation attributable to our recent asset acquisition from HFC and capital projects.

General and Administrative
General and administrative costs for the six months ended June 30, 2012 increased by $1.6 million compared to the six months ended June 30, 2011 due to higher professional fees including fees related to our recent acquisition of HFC's 75% interest in UNEV.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $1.6 million for the six months ended June 30, 2012 compared to $1.2 million for the six months ended June 30, 2011.

Interest Expense
Interest expense for the six months ended June 30, 2012 totaled $21.7 million, an increase of $4.5 million compared to the six months ended June 30, 2011. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 7.4% for the six months ended June 30, 2012 compared to 6.7% for the same period of 2011.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the six months ended June 30, 2012. This charge relates to the premium paid to noteholders upon their tender of an aggregate principal amount of $185.0 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income taxes of $150,000 and $246,000 for the six months ended June 30, 2012 and 2011, respectively, which are solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
In June 2012, we amended our credit agreement increasing the size of the credit facility from $375 million to $550 million. Our $550 million senior secured revolving credit facility expires in June 2017 (the “Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also

Table of Contentsril 19,

available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

During the six months ended June 30, 2012, we received advances totaling $99.0 million and repaid $129.0 million, resulting in net repayments of $30.0 million under the Credit Agreement and an outstanding balance of $170.0 million at June 30, 2012.

Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the ability to raise up to $2.0 billion by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future. Additionally, we funded the $260.0 million cash portion of our UNEV Pipeline interest acquisition from HFC on July 12, 2012 with advances under the Credit Agreement.

In February and May 2012, we paid regular quarterly cash distributions of $0.885 and $0.895 on all units in an aggregate amount of $60.0 million. Included in these distributions were $10.1 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $0.9 million during the six months ended June 30, 2012. The cash flows provided by operating activities of $73.5 million exceeded the combined cash flows used for investing and financing activities of $12.0 million and $60.5 million, respectively. Working capital decreased by $1.9 million to $10.4 million at June 30, 2012 from $12.3 million at December 31, 2011.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $27.2 million from $46.3 million for the six months ended June 30, 2011 to $73.5 million for the six months ended June 30, 2012. This increase is due principally to $33.4 million in additional cash collections from our customers, partially offset by payments attributable to increased operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $2.5 million during the six months ended June 30, 2011 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the six months ended June 30, 2012. Another $1.0 million is included in our accounts receivable at June 30, 2012 related to shortfalls that occurred during the three months ended June 30, 2012 .

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $10.9 million from $22.9 million for the six months ended June 30, 2011 to $12.0 million for the six months ended June 30, 2012. During the six months ended June 30, 2012 and 2011, we invested $12.0 million and $22.9 million in additions to properties and equipment, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $60.5 million for the six months ended June 30, 2012 compared to $22.4 million for the six months ended June 30, 2011, an increase of $38.2 million. During the six months ended June 30, 2012, we received $99.0 million and repaid $129.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes, and repaid $185.0 million of our 6.25% senior notes and $72.9 million of our promissory notes. Additionally, we paid $60.0 million in regular quarterly cash distributions to our general and limited partners, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.5 million for the purchase of common units for recipients of our incentive grants. During the six months ended June 30, 2011, we received $64.0 million and repaid $37.0 million in advances under the Credit Agreement. Additionally, we paid $44.9 million in regular quarterly cash distributions to our general and limited partners, incurred $3.1 million in financing costs upon the issuance of the 8.25% senior notes, and paid $1.4 million for the purchase of common units for recipients of our incentive grants.

Table of Contentsril 19,

Capital Requirements
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Repair and maintenance expenses associated with existing assets that do not extend their useful life are charged to operating expenses as incurred.

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

On July 12, 2012, we acquired HFC's 75% interest in UNEV which owns the recently constructed UNEV Pipeline, a 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada, product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets. We paid consideration consisting of $260.0 million in cash and 1,029,900 of our common units, which as a result, increased HFC's ownership interest in us from 42% to 44% (including the 2% general partner interest).

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to fund some of these capital projects may be limited.

Credit Agreement
Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P. ("HEP Logistics"), our general partner, and guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

The Credit Agreement imposes certain requirements on us which we are currently in compliance with, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the "6.5% Senior Notes"). Net Proceeds of $294.8 million were used to fund $157.8 million aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the "6.25 Senior Notes") tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes due to HFC as discussed below, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

Table of Contentsril 19,

In April 2012, we redeemed $27.2 million aggregate principal amount of 6.25% senior notes that remained outstanding following the cash tender offer and consent solicitation.

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018.

Our 6.5% senior notes and 8.25% senior notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants which we are currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Promissory Notes
In November 2011, we issued senior unsecured promissory notes to HFC (the “Promissory Notes”) having an aggregate principal amount of $150.0 million to finance a portion of our November 9, 2011 acquisition of assets located at HFC's El Dorado and Cheyenne refineries. In December 2011, we repaid $77.1 million of outstanding principal using proceeds received in our December 2011 common unit offering and existing cash. We repaid the remaining $72.9 million balance in March 2012.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$170,000	$200,000

6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(5,051)	—
	294,949	—
6.25% Senior Notes
Principal	—	185,000
Unamortized net discount	—	(105)
	—	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,754)	(1,907)
	148,246	148,093

Promissory Notes	—	72,900

Total long-term debt	$613,195	$605,888

See “Risk Management” for a discussion of our interest rate swap.

Contractual Obligations
In June 2012, we amended our credit agreement increasing the size of the credit facility from $375 million to $550 million. During the six months ended June 30, 2012, we repaid net advances of $30.0 million resulting in $170.0 million of outstanding borrowings under the Credit Agreement at June 30, 2012.

In March 2012, we issued $300 million in aggregate principal amount of 6.5% senior notes maturing March 2020.

There were no other significant changes to our long-term contractual obligations during this period.

Table of Contentsril 19,

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2012 and 2011. Historically, the PPI has increased an average of 3.6% annually over the past 5 calendar years.

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

Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position given that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.

Under the Omnibus Agreement and certain transportation and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with assets transferred to us from HFC and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $15.0 million through 2021, plus additional indemnification of $2.5 million through 2015 for certain of these assets and up to $7.5 million through 2023 for certain other assets. HFC’s indemnification obligations under the Omnibus Agreement do not apply to (i) the Tulsa west loading racks acquired in August 2009, (ii) the 16-inch intermediate pipeline acquired in June 2009, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, (v) the logistics and storage assets acquired from Sinclair in December 2009, (vi) the Tulsa east storage tanks and loading racks acquired in March 2010 or (vii) the UNEV Pipeline (following our acquisition of HFC's 74% interest in July 2012). For the Tulsa loading racks acquired from HFC in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HFC agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HFC agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

We have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20.0 million maximum liability cap.

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At June 30, 2012, we have an accrual of $1.3 million that relates to environmental clean-up projects for which we have assumed liability. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of Contentsril 19,

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

As of June 30, 2012, we have an interest rate swap, designated as a cash flow hedge, that hedges our exposure to the cash flow risk caused by the effects of LIBOR changes on a $155.0 million Credit Agreement advance. This interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.0% as of June 30, 2012, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016.

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

At June 30, 2012, we had an outstanding principal balance on our 6.5% and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2012, the fair values of our 6.5% and 8.25% Senior Notes were $302.3 million and $159.4 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% and 8.25% Senior Notes at June 30, 2012 would result in a change of approximately $11.6 million and $5.0 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2012, borrowings outstanding under the Credit Agreement were $170.0 million. By means of our cash flow hedge, we have effectively converted the variable rate on $155.0 million of outstanding borrowings to a fixed rate of 2.99%.

At June 30, 2012, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our cash and cash equivalents and long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

In the second quarter of 2012, we paid $1.7 million for the purchase of 26,619 of our common units in the open market for the recipients of our 2012 restricted grants. The following table shows these purchases.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
April 2012	26,619	$62.26	—	$—
May 2012	—	$—	—	$—
June 2012	—	$—	—	$—
Total for April to June 2012	26,619		—

Item 6.	Exhibits

The Exhibit Index on page 39 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 1, 2012	/s/ Bruce R. Shaw
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

3.4
Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated April 15, 2008, File No. 1-32225).

3.5
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated as of July 12, 2012 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated July 12, 2012, File No. 1-32225).

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

3.9
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated May 3, 2011, File No. 1-32225).

3.1
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.1
Holly Energy Partners, L.P. Long-Term Incentive Plan (As Amended and Restated Effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

10.2
Second Amended and Restated Credit Agreement dated February 14, 2011, among Holly Energy Partners - Operating, L.P., Wells Fargo Bank, N.A., as administrative agent and an issuing bank, Union Bank, N.A., as syndication agent, BBVA Compass Bank and U.S. Bank N.A., as co-documentation agents, and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 1-32225).

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

10.4
Agreement and Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 29, 2012, by and among Holly Energy Partners - Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on form 8-K dated June 29, 2012, File No. 1-32225).

10.5+	LLC Interest Purchase Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and HEP UNEV Holdings LLC.
10.6+	Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries.
10.7+	Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, by and among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC.
10.8+
Termination of Option Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P. and certain of their respective subsidiaries.

Table of Contentsril 19,

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
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.