Form 10-Q
period 2012-09-30
HOLLY ENERGY PARTNERS LP
filed 2012-11-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at October 26, 2012 was 28,391,024.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011 (1)
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$6,369
Accounts receivable:
Trade	6,527	6,130
Affiliates	36,305	31,922
	42,832	38,052
Prepaid and other current assets	4,313	3,729
Total current assets	49,138	48,150

Properties and equipment, net	943,604	954,864
Transportation agreements, net	96,333	101,543
Goodwill	256,498	256,498
Investment in SLC Pipeline	25,179	25,302
Other assets	9,021	7,204
Total assets	$1,379,773	$1,393,561

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$5,662	$18,375
Affiliates	5,641	6,474
	11,303	24,849

Accrued interest	2,506	8,280
Deferred revenue	9,280	4,032
Accrued property taxes	5,040	2,196
Other current liabilities	2,489	1,777
Total current liabilities	30,618	41,134

Long-term debt	874,434	605,888
Other long-term liabilities	7,574	4,000

Class B unit	12,414	—

Equity:
Partners’ equity:
Common unitholders (28,391,024 and 27,361,124 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	505,293	482,509
General partner interest (2% interest)	(144,555)	167,492
Accumulated other comprehensive loss	(5,886)	(6,464)
Total partners’ equity	354,852	643,537
Noncontrolling interest	99,881	99,002
Total equity	454,733	742,539
Total liabilities and equity	$1,379,773	$1,393,561

(1) Recast as described in Note 2.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (1)
	(In thousands, except per unit data)
Revenues:
Affiliates	$60,576	$40,714	$172,341	$111,874
Third parties	11,920	8,322	34,648	33,035
	72,496	49,036	206,989	144,909
Operating costs and expenses:
Operations	21,324	16,398	61,355	43,804
Depreciation and amortization	13,044	8,916	39,899	24,627
General and administrative	1,399	2,012	5,925	4,948
	35,767	27,326	107,179	73,379
Operating income	36,729	21,710	99,810	71,530

Other income (expense):
Equity in earnings of SLC Pipeline	877	641	2,502	1,848
Interest expense	(12,540)	(8,828)	(34,269)	(26,101)
Loss on early extinguishment of debt	—	—	(2,979)	—
Other (income) expense	—	20	—	8
	(11,663)	(8,167)	(34,746)	(24,245)
Income before income taxes	25,066	13,543	65,064	47,285
State income tax (expense) benefit	(137)	77	(287)	(169)
Net income	24,929	13,620	64,777	47,116
Allocation of net loss attributable to Predecessors	146	3,000	4,199	3,515
Allocation of net loss (income) attributable to noncontrolling interests	(582)	124	658	295
Net income attributable to Holly Energy Partners	24,493	16,744	69,634	50,926
General partner interest in net income, including incentive distributions	(5,299)	(4,009)	(16,724)	(11,418)
Limited partners’ interest in net income	$19,194	$12,735	$52,910	$39,508
Limited partners’ per unit interest in earnings—basic and diluted	$0.68	$0.58	$1.91	$1.79
Weighted average limited partners’ units outstanding	28,268	22,079	27,666	22,079

(1) Recast as described in Note 2.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (1)
	(In thousands)

Net income	$24,929	$13,620	$64,777	$47,116
Allocation of net loss attributable to Predecessors	146	3,000	4,199	3,515
Net income before noncontrolling interests	25,075	16,620	68,976	50,631

Other comprehensive income (loss):
Change in fair value of cash flow hedge	(1,381)	1,094	(3,243)	2,648
Amortization of unrealized loss attributable to discontinued cash flow hedge	1,274	—	3,821	—
Other comprehensive income (loss)	(107)	1,094	578	2,648
Comprehensive income before noncontrolling interest	24,968	17,714	69,554	53,279
Allocation of comprehensive (income) loss to noncontrolling interests	(582)	124	658	295
Comprehensive income	$24,386	$17,838	$70,212	$53,574

(1) Recast as described in Note 2.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011 (1)
	(In thousands)
Cash flows from operating activities
Net income	$64,777	$47,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,899	24,627
Equity in earnings of SLC Pipeline, net of distributions	123	89
Amortization of restricted and performance units	2,233	1,634
(Increase) decrease in current assets:
Accounts receivable—trade	(3,397)	(561)
Accounts receivable—affiliates	(1,240)	(750)
Prepaid and other current assets	(584)	(870)
Increase (decrease) in current liabilities:
Accounts payable—trade	(7,097)	3,326
Accounts payable—affiliates	(833)	(496)
Accrued interest	(5,774)	(5,977)
Deferred revenue	5,248	(3,917)
Accrued property taxes	2,845	810
Other current liabilities	711	(124)
Other, net	6,416	2,482
Net cash provided by operating activities	103,327	67,389

Cash flows from investing activities
Additions to properties and equipment	(32,087)	(149,885)
Net cash used for investing activities	(32,087)	(149,885)

Cash flows from financing activities
Borrowings under credit agreement	523,000	93,000
Repayments of credit agreement borrowings	(292,000)	(50,000)
Proceeds from issuance of senior notes	294,750	—
Cash distribution to HFC for UNEV Acquisition	(260,922)	—
Repayment of promissory notes	(257,900)	—
Contributions from UNEV joint venture partners	16,748	123,500
Distributions to HEP unitholders	(91,063)	(67,963)
Purchase of units for incentive grants	(4,919)	(1,641)
Deferred financing costs	(3,222)	(3,150)
Other	(88)	—
Net cash provided (used) by financing activities	(75,616)	93,746

Cash and cash equivalents
Increase (decrease) for the period	(4,376)	11,250
Beginning of period	6,369	8,052
End of period	$1,993	$19,302
(1) Recast as described in Note 2.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2011 (1)	$482,509	$167,492	$(6,464)	$99,002	$742,539
Net income	52,909	18,188	—	(2,121)	68,976
Net loss - Predecessor	—	(4,199)	—	—	(4,199)
Other comprehensive income	—	—	578	—	578
Capital contribution	—	10,286	—	3,000	13,286
Distributions to HEP unitholders	(73,596)	(17,467)	—	—	(91,063)
Purchase of 75% interest in UNEV Pipeline from HollyFrontier:
Cash distributions	—	(260,922)	—	—	(260,922)
Issuance of common units	45,839	(45,839)	—	—	—
Issuance of Class B unit	—	(12,200)	—	—	(12,200)
Purchase of units for restricted grants	(4,392)	—	—	—	(4,392)
Amortization of restricted and performance units	2,233	—	—	—	2,233
Class B unit accretion	(209)	(4)	—	—	(213)
Other	—	110	—	—	110
Balance September 30, 2012	$505,293	$(144,555)	$(5,886)	$99,881	$454,733

(1) Recast as described in Note 2.

See accompanying notes.

Table of Contentsril 19,

UNEV Pipeline percentage acquired	75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership which is 44% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

On July 12, 2012, we acquired a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a recently constructed 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets. We have retrospectively adjusted our historical financial position, results of operations, cash flows and statements of partners' equity for all periods to include UNEV for the periods we were under common control of HFC. Results of operations of UNEV prior to the acquisition on July 12, 2012 are herein referred to as the results of operations attributable to the previous owner ("Predecessor"). Additionally, Predecessor equity prior to the acquisition is included in general partner equity on the balance sheet due to the common control ownership. See Note 2 below for additional information on this acquisition.

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

On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude oil receiving assets located at HFC’s El Dorado and Cheyenne refineries. See Note 2 below for additional information on this acquisition. We accounted for this transaction as a business combination between entities under common control and were required to retrospectively adjust the operating results as if we had acquired such assets on July 1, 2011 (the date HFC acquired the assets). Although these assets did not generate revenues prior to November 9, 2011, our operating results included $3.8 million of operating costs and depreciation incurred by HFC prior to the acquisition date. We have revised limited partners' interest in net income and limited partners' per unit interest in earnings - basic and diluted from continuing operations from amounts originally reported in our historical financial statements

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

included in the Form 10-K for the year ended December 31, 2011. This loss was allocated in the originally reported amounts principally to the limited partners. As the pre-acquisition loss was not attributable to HEP, but rather to the Predecessor, the pre-acquisition loss should have been reported as a loss attributable to the Predecessor. Limited partners' interest in net income was originally reported at $61.2 million or $2.68 per basic and diluted unit. This revision in the classification of the Predecessor's loss increased limited partners' interest in net income to $64.9 million or $2.84 per basic and diluted unit from continuing operations. This change had no impact on the reported net income or distributable cash flow.

Additionally, originally reported limited partners' interest in net income and per unit interest in net income for the third and fourth quarters of 2011 of $10.2 million and $0.46 and $24.3 million and $0.97, respectively, as reported in Note 14 of the 2011 consolidated financial statements have been adjusted to $12.7 million and $0.58 and $25.4 million and $1.01, respectively. This change had no impact on the reported net income or distributable cash flow.

Note 2:	Acquisitions

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 1,029,900 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment as provided for by the acquisition agreement. As a result of the common units issued to HFC, HFC's ownership interest in us increased from 42% to 44% (including the 2% general partner interest). Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances. The Class B unit has an initial value of $12.2 million which will increase with each foregone incentive distribution as described above and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. For the three and the nine months ended September 30, 2012, our consolidated statement of income includes revenues from UNEV of $3.0 million and $10.8 million, respectively, and net losses of $3.5 million and $8.5 million, respectively. Predecessor revenues are $0.3 million and $8.1 million, respectively, and Predecessor net losses are $0.1 million and $4.2 million, respectively. For the three and the nine months ended September 30, 2011, there were no Predecessor revenues as UNEV was not yet operational. Predecessor net losses were $0.4 million and $0.9 million, respectively, for the three and the nine months ended September 30, 2011. At September 30, 2012, UNEV had transportation agreements with shippers that provide minimum annualized revenues of $25.0 million, of which $16.9 million relates to a transportation agreement with HFC.
The following table provides HFC's carrying basis related to UNEV on July 12, 2012, immediately prior to the acquisition, and at December 31, 2011.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	July 12, 2012	December 31, 2011 (1)
	(In thousands)
Current assets	$7,083	$8,265
Properties and equipment, net	418,764	418,439
Total assets	$425,847	$426,704

Current liabilities	$7,040	$13,542
General partner interest related to Predecessor	318,310	314,160
Noncontrolling interest	100,497	99,002
Total liabilities and equity	$425,847	$426,704
(1) Our previously reported balance sheet as of December 31, 2011 has been recast to include such balances.

Legacy Frontier Pipeline and Tankage Asset Transaction
On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries. We paid non-cash consideration consisting of promissory notes with an aggregate principal amount of $150.0 million and 3,807,615 of our common units. In 2011, we retrospectively adjusted our historical financial position, results of operations, cash flows and statements of partners' equity to include these assets as we were under common control of HFC from July 1, 2011, the date these assets were acquired by HFC as part of the merger with Frontier Oil Corporation. Results of operations of these assets prior to the acquisition date of November 9, 2011 are also included in the results attributable to the Predecessor.

As an entity under common control with HFC, we recorded this transfer at HFC's carrying basis. We recorded properties and equipment of $88.1 million, goodwill of $207.4 million and a non-cash capital contribution of $295.5 million, representing HFC's cost basis in the acquired assets. On November 9, 2011, we recorded a $150.0 million liability representing the promissory notes issued to HFC at the time of the closing of this transaction.

Assuming both acquisitions had occurred on January 1, 2011 and our throughput agreements with HFC were in effect at that time, pro forma revenues, net income and earnings per unit for the three and the nine months ended September 30, 2011 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands, except per share amounts)
Revenues	$72,496	$60,858	$206,989	$156,731
Net income	22,369	23,384	59,124	52,761
Earnings per unit	$0.60	$0.87	$1.51	$1.87

Note 3:	Financial Instruments

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

•
(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

The carrying amounts and estimated fair values of our senior notes and interest rate swaps at September 30, 2012 and December 31, 2011 were as follows:

		September 30, 2012		December 31, 2011
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.25% senior notes	Level 2	$—	$—	$184,895	$186,850
6.5% senior notes	Level 2	295,112	311,250	—	—
8.25% senior notes	Level 2	148,322	162,375	148,093	157,500
		443,434	473,625	332,988	344,350

Interest rate swaps	Level 2	3,764	3,764	520	520
		$447,198	$477,389	$333,508	$344,870

Level 2 Financial Instruments
Our senior notes and interest rate swaps are measured and recorded at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. With respect to our interest rate swaps, the fair value is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input.

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Pipelines and terminals	$1,023,811	$879,670
Land and right of way	62,627	43,904
Construction in progress	28,399	172,072
Other	18,815	17,554
	1,133,652	1,113,200
Less accumulated depreciation	190,048	158,336
	$943,604	$954,864

We capitalized $0.2 million and $0.8 million in interest related to construction projects during the nine months ended September 30, 2012 and 2011, respectively.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	37,831	32,621
	$96,333	$101,543

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

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.6 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $4.7 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees, consultants and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

As of September 30, 2012, we have two types of incentive-based awards which are described below. The compensation cost charged against income was $0.5 million and $0.6 million, respectively, for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. Effective February 2012, the units authorized to be granted under our Long-Term Incentive Plan were increased from 350,000 to 1,250,000 units, of which 916,512 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

Restricted Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and non-employee directors who perform services for us, with most awards vesting over a period of one to three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant. The fair value of each restricted unit award is measured at the market price as of the date of grant and is amortized over the vesting period.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted unit activity and changes during the nine months ended September 30, 2012 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012 (nonvested)	29,536	$50.45
Granted	45,264	62.02
Vesting and transfer of full ownership to recipients	(28,110)	52.54
Forfeited	(1,047)	57.32
Outstanding at September 30, 2012 (nonvested)	45,643	$60.48	1.1 years	$2,584

The fair value of restricted units that were vested and transferred to recipients during the nine months ended September 30, 2012 and 2011 were $1.5 million and $1.7 million, respectively. As of September 30, 2012, there was $1.5 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of September 30, 2012, estimated unit payouts for outstanding nonvested performance unit awards were 110%.

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

A summary of performance unit activity and changes during the nine months ended September 30, 2012 is presented below:

Performance Units	Units
Outstanding at January 1, 2012 (nonvested)	42,991
Granted	5,718
Vesting and transfer of common units to recipients	(21,460)
Outstanding at September 30, 2012 (nonvested)	27,249

For the nine months ended September 30, 2012, we issued 23,391 of our common units having a grant-date fair value of $0.5 million related to vested performance units having a 109% payout. Based on the weighted average fair value at September 30, 2012 of $52.11, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.0 years.

During the nine months ended September 30, 2012, we paid $4.9 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

available also to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

During the nine months ended September 30, 2012, we received advances totaling $523.0 million and repaid $292.0 million, resulting in net borrowings of $231.0 million under the Credit Agreement and an outstanding balance of $431.0 million at September 30, 2012.

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

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net proceeds of $294.8 million were used to redeem $157.8 million aggregate principal amount of our 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes due to HFC as discussed below, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$431,000	$200,000
6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(4,888)	—
	295,112	—
6.25% Senior Notes
Principal	—	185,000
Unamortized net discount	—	(105)
	—	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,678)	(1,907)
	148,322	148,093

Promissory Notes	—	72,900

Total long-term debt	$874,434	$605,888

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2012, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of September 30, 2012, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of September 30, 2012, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305.0 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to its fair value with the offsetting fair value adjustment to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swap against the expected future interest payments on $305.0 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of September 30, 2012, we had no ineffectiveness on our cash flow hedges.

At September 30, 2012, we have an accumulated other comprehensive loss of $5.9 million that relates to our current and previous cash flow hedging instruments. Of this amount, $2.1 million represents an unrecognized loss attributable to a cash flow hedge terminated in December 2011 and relates to the application of hedge accounting prior to termination. This amount is being amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract. Of the remaining $3.8 million, approximately $1.0 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2012
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($305.0 million of LIBOR based debt interest)	Other long-term liabilities	$3,764	Accumulated other comprehensive loss	$3,764

December 31, 2011
Interest rate swap designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155.0 million of LIBOR based debt interest)	Other long-term liabilities	$520	Accumulated other comprehensive loss	$520

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$5,667	$7,744
6.5% Senior Notes	10,842	—
6.25% Senior Notes	2,422	8,675
8.25% Senior Notes	9,286	9,286
Promissory Notes	543	—
Amortization of discount and deferred debt issuance costs	5,224	903
Commitment fees	507	332
Total interest incurred	34,491	26,940
Less capitalized interest	222	839
Net interest expense	$34,269	$26,101
Cash paid for interest	$35,007	$32,006

We recognized a charge of $3.0 million upon the early extinguishment of debt for the nine months ended September 30, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

Note 8:	Significant Customers

All revenues are domestic revenues, of which 96% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
HFC	84%	83%	83%	77%
Alon	12%	13%	12%	14%

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 9:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2012, these agreements with HFC will result in minimum annualized payments to us of $217.2 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $60.6 million and $40.7 million for the three months ended September 30, 2012 and 2011, respectively, and $172.3 million and $111.9 million for the nine months ended September 30, 2012 and 2011, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.5 million and $0.6 million, respectively, for the three months ended September 30, 2012 and 2011, and $1.7 million for the nine months ended September 30, 2012 and 2011.

•
We reimbursed HFC for costs of employees supporting our operations of $7.8 million and $5.0 million for the three months ended September 30, 2012 and 2011, respectively, and $22.6 million and $14.7 million for the nine months ended September 30, 2012 and 2011, respectively.

•
HFC reimbursed us $2.9 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $7.5 million and $9.7 million for the nine months ended September 30, 2012 and 2011, respectively for certain costs paid on their behalf.

•
We distributed $16.3 million and $10.3 million for the three months ended September 30, 2012 and 2011, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the nine months ended September 30, 2012 and 2011, we distributed $47.3 million and $30.0 million, respectively.

•	Accounts receivable from HFC were $36.3 million and $31.9 million at September 30, 2012 and December 31, 2011, respectively.

•	Accounts payable to HFC were $5.6 million and $6.5 million at September 30, 2012 and December 31, 2011, respectively.

•
Revenues for the three and nine months ended September 30, 2012 include $0.7 million and $3.2 million of shortfall payments billed in 2011, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2012 and December 31, 2011, includes $7.5 million and $4.0 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $7.5 million deferred at September 30, 2012.

•	We acquired from HFC 75% interest in the UNEV Pipeline in July 2012 and certain tankage and terminal assets in November 2011. See Note 2 for a description of these transactions.

Note 10:	Partners’ Equity

As of September 30, 2012, HFC held 12,127,515 of our common units and the 2% general partner interest, which together constituted a 44% ownership interest in us. On July 12, 2012, we issued HFC 1,029,900 of our common units as partial consideration for our

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

acquisition of its 75% interest in UNEV, which increased HFC's ownership interest in us from 42% to 44%, inclusive of the general partner interest.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
General partner interest in net income	$392	$260	$1,080	$807
General partner incentive distribution	4,907	3,749	15,644	10,611
Total general partner interest in net income	$5,299	$4,009	$16,724	$11,418

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 26, 2012 we announced our cash distribution for the third quarter of 2012 of $0.925 per unit. The distribution is payable on all common and general partner units and will be paid November 14, 2012 to all unitholders of record on November 5, 2012.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
General partner interest	$659	$471	$1,886	$1,386
General partner incentive distribution	4,907	3,749	15,644	10,611
Total general partner distribution	5,566	4,220	17,530	11,997
Limited partner distribution	26,148	19,318	75,534	57,294
Total regular quarterly cash distribution	$31,714	$23,538	$93,064	$69,291
Cash distribution per unit applicable to limited partners	$0.925	$0.875	$2.730	$2.475

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to Holly Energy Partners because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to Holly Energy Partners. Additionally, if the assets contributed and acquired from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets of $312.8 million, exclusive of depreciation and amortization would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Prior period amounts have been recast to include UNEV operations acquired July 12, 2012, as if it had been acquired January 1, 2011 and certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries acquired on November 9, 2011 as if they had been acquired on July 1, 2011, the date upon which HFC obtained control of such assets. This treatment is required as the transactions were between entities under common control.

Condensed Consolidating Balance Sheet

September 30, 2012	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,991	$—	$—	$1,993
Accounts receivable	—	34,094	8,738	—	42,832
Intercompany accounts receivable (payable)	63,900	(63,900)	—	—	—
Prepaid and other current assets	344	2,948	1,021	—	4,313
Total current assets	64,246	(24,867)	9,759	—	49,138
Properties and equipment, net	—	543,832	399,772	—	943,604
Investment in subsidiaries	735,086	299,644	—	(1,034,730)	—
Transportation agreements, net	—	96,333	—	—	96,333
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	25,179	—	—	25,179
Other assets	1,738	7,283	—	—	9,021
Total assets	$801,070	$1,203,902	$409,531	$(1,034,730)	$1,379,773

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$9,847	$1,456	$—	$11,303
Accrued interest	2,229	277	—	—	2,506
Deferred revenue	—	2,820	6,460	—	9,280
Accrued property taxes	—	3,017	2,023	—	5,040
Other current liabilities	555	1,867	67	—	2,489
Total current liabilities	2,784	17,828	10,006	—	30,618

Long-term debt	443,434	431,000	—	—	874,434
Other long-term liabilities	—	7,574	—	—	7,574
Class B unit	—	12,414	—	—	12,414
Equity - partners	354,852	735,086	399,525	(1,134,611)	354,852
Equity - noncontrolling interest	—	—	—	99,881	99,881
Total liabilities and partners’ equity	$801,070	$1,203,902	$409,531	$(1,034,730)	$1,379,773

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$3,267	$3,100	$—	$6,369
Accounts receivable	—	33,972	4,080	—	38,052
Intercompany accounts receivable (payable)	17,745	(17,745)	—	—	—
Prepaid and other current assets	266	2,378	1,085	—	3,729
Total current assets	18,013	21,872	8,265	—	48,150
Properties and equipment, net	—	553,577	401,287	—	954,864
Investment in subsidiaries	965,377	297,008	—	(1,262,385)	—
Transportation agreements, net	—	101,543	—	—	101,543
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	25,302	—	—	25,302
Other assets	1,322	5,882	—	—	7,204
Total assets	$984,712	$1,261,682	$409,552	$(1,262,385)	$1,393,561

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,307	$13,542	$—	$24,849
Accrued interest	7,498	782	—	—	8,280
Deferred revenue	—	4,032	—	—	4,032
Accrued property taxes	—	2,196	—	—	2,196
Other current liabilities	689	1,088	—	—	1,777
Total current liabilities	8,187	19,405	13,542	—	41,134
Long-term debt	332,988	272,900	—	—	605,888
Other long-term liabilities	—	4,000	—	—	4,000
Equity - partners	643,537	965,377	396,010	(1,361,387)	643,537
Equity - noncontrolling interest	$—	$—	$—	$99,002	$99,002
Total liabilities and partners’ equity	$984,712	$1,261,682	$409,552	$(1,262,385)	$1,393,561

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$59,025	$1,826	$(275)	$60,576
Third parties	—	10,794	1,126	—	11,920
	—	69,819	2,952	(275)	72,496
Operating costs and expenses:
Operations	—	18,697	2,902	(275)	21,324
Depreciation and amortization	—	9,464	3,580	—	13,044
General and administrative	743	656	—	—	1,399
	743	28,817	6,482	(275)	35,767
Operating income (loss)	(743)	41,002	(3,530)	—	36,729
Equity in earnings (loss) of subsidiaries	34,805	(2,645)	—	(32,160)	—
Equity in earnings of SLC Pipeline	—	877	—	—	877
Interest (expense) income	(8,252)	(4,292)	4	—	(12,540)
	26,553	(6,060)	4	(32,160)	(11,663)
Income (loss) before income taxes	25,810	34,942	(3,526)	(32,160)	25,066
State income tax expense	—	(137)	—	—	(137)
Net income (loss)	25,810	34,805	(3,526)	(32,160)	24,929
Allocation of net loss attributable to Predecessors	146	—	—	—	146
Allocation of net (income) attributable to noncontrolling interests	(1,463)	—	—	881	(582)
Net income (loss) attributable to Holly Energy Partners	24,493	34,805	(3,526)	(31,279)	24,493
Other comprehensive (loss)	(107)	—	—	—	(107)
Comprehensive income (loss)	$24,386	$34,805	$(3,526)	$(31,279)	$24,386

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$40,946	$—	$(232)	$40,714
Third parties	—	8,322	—	—	8,322
	—	49,268	—	(232)	49,036
Operating costs and expenses:
Operations	—	16,314	316	(232)	16,398
Depreciation and amortization	—	8,737	179	—	8,916
General and administrative	1,166	846	—	—	2,012
	1,166	25,897	495	(232)	27,326
Operating income (loss)	(1,166)	23,371	(495)	—	21,710
Equity in earnings (loss) of subsidiaries	21,039	(371)	—	(20,668)	—
Equity in earnings of SLC Pipeline	—	641	—	—	641
Interest (expense) income	(6,129)	(2,699)	—	—	(8,828)
Other	—	20	—	—	20
	14,910	(2,409)	—	(20,668)	(8,167)
Income (loss) before income taxes	13,744	20,962	(495)	(20,668)	13,543
State income tax expense	—	77	—	—	77
Net income (loss)	13,744	21,039	(495)	(20,668)	13,620
Allocation of net loss attributable to Predecessors	3,000	—	—	—	3,000
Allocation of net loss attributable to noncontrolling interests	—	—	—	124	124
Net income (loss)attributable to Holly Energy Partners	16,744	21,039	(495)	(20,544)	16,744
Other comprehensive income	1,094	—	—	—	1,094
Comprehensive income (loss)	$17,838	$21,039	$(495)	$(20,544)	$17,838

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$166,062	$7,082	$(803)	$172,341
Third parties	—	30,965	3,683	—	34,648
	—	197,027	10,765	(803)	206,989
Operating costs and expenses:
Operations	—	53,608	8,550	(803)	61,355
Depreciation and amortization	—	29,195	10,704	—	39,899
General and administrative	2,669	3,256	—	—	5,925
	2,669	86,059	19,254	(803)	107,179
Operating income (loss)	(2,669)	110,968	(8,489)	—	99,810
Equity in earnings (loss) of subsidiaries	95,817	(6,364)	—	(89,453)	—
Equity in earnings of SLC Pipeline	—	2,502	—	—	2,502
Interest (expense) income	(23,271)	(11,002)	4	—	(34,269)
Loss on early extinguishment of debt	(2,979)	—	—	—	(2,979)
	69,567	(14,864)	4	(89,453)	(34,746)
Income (loss) before income taxes	66,898	96,104	(8,485)	(89,453)	65,064
State income tax expense	—	(287)	—	—	(287)
Net income (loss)	66,898	95,817	(8,485)	(89,453)	64,777
Allocation of net loss attributable to Predecessors	4,199	—	—	—	4,199
Allocation of net loss attributable to noncontrolling interests	(1,463)	—	—	2,121	658
Net income (loss) attributable to Holly Energy Partners	69,634	95,817	(8,485)	(87,332)	69,634
Other comprehensive income	578	—	—	—	578
Comprehensive income (loss)	$70,212	$95,817	$(8,485)	$(87,332)	$70,212

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$112,192	$—	$(318)	$111,874
Third parties	—	33,033	2	—	33,035
	—	145,225	2	(318)	144,909
Operating costs and expenses:
Operations	—	43,476	646	(318)	43,804
Depreciation and amortization	—	24,090	537	—	24,627
General and administrative	2,869	2,079	—	—	4,948
	2,869	69,645	1,183	(318)	73,379
Operating income (loss)	(2,869)	75,580	(1,181)	—	71,530
Equity in earnings (loss) of subsidiaries	68,652	(886)	—	(67,766)	—
Equity in earnings of SLC Pipeline	—	1,848	—	—	1,848
Interest (expense) income	(18,372)	(7,729)	—	—	(26,101)
Other	—	8	—	—	8
	50,280	(6,759)	—	(67,766)	(24,245)
Income (loss) before income taxes	47,411	68,821	(1,181)	(67,766)	47,285
State income tax expense	—	(169)	—	—	(169)
Net income (loss)	47,411	68,652	(1,181)	(67,766)	47,116
Allocation of net loss attributable to Predecessors	3,515	—	—	—	3,515
Allocation of net loss attributable to noncontrolling interests	—	—	—	295	295
Net income (loss) attributable to Holly Energy Partners	50,926	68,652	(1,181)	(67,471)	50,926
Other comprehensive income	2,648	—	—	—	2,648
Comprehensive income (loss)	$53,574	$68,652	$(1,181)	$(67,471)	$53,574

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(14,603)	$122,637	$(4,707)	$—	$103,327

Cash flows from investing activities
Additions to properties and equipment	—	(18,694)	(13,393)	—	(32,087)

Cash flows from financing activities
Net borrowings under credit agreement	—	231,000	—	—	231,000
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Cash distribution to HFC for UNEV acquisition	—	(260,922)	—	—	(260,922)
Repayments of senior notes	(185,000)	—	—	—	(185,000)
Repayment of promissory notes	—	(72,900)	—	—	(72,900)
Capital contribution from partners	1,748	—	15,000	—	16,748
Distributions to HEP unitholders	(91,063)	—	—	—	(91,063)
Purchase of units for incentive grants	(4,919)	—	—	—	(4,919)
Deferred financing costs	(913)	(2,309)	—	—	(3,222)
Other	—	(88)	—	—	(88)
	14,603	(105,219)	15,000	—	(75,616)
Cash and cash equivalents
Decrease for the period	—	(1,276)	(3,100)	—	(4,376)
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$1,991	$—	$—	$1,993

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$69,604	$(6,958)	$4,743	$—	$67,389

Cash flows from investing activities
Additions to properties and equipment	—	(31,493)	(118,392)	—	(149,885)

Cash flows from financing activities
Net borrowings under credit agreement	—	43,000	—	—	43,000
Distributions to HEP unitholders	(67,963)	—	—	—	(67,963)
Contributions from UNEV's joint venture partners	—	—	123,500	—	123,500
Purchase of units for incentive grants	(1,641)	—	—	—	(1,641)
Deferred financing costs	—	(3,150)	—	—	(3,150)
	(69,604)	39,850	123,500	—	93,746
Cash and cash equivalents
Increase for the period	—	1,399	9,851	—	11,250
Beginning of period	2	401	7,649	—	8,052
End of period	$2	$1,800	$17,500	$—	$19,302

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections on “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words ”we,” “our,” “ours” and “us” refer to Holly Energy Partners, L.P. (“HEP”) and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States. At September 30, 2012, HFC owned a 44% interest in us including the 2% general partnership interest. We also own and operate refined product pipelines and terminals, located primarily in Texas, that service Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, L.L.C, the owner of a HEP operated refined product pipeline running from Utah to Las Vegas, Nevada and related products terminals and a 25% joint venture interest in the SLC Pipeline (the “SLC Pipeline”), a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City area.

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

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.9 million in cash and 1,029,900 of our common units. As a result of the common units issued to HFC, HFC's ownership interest in us increased from 42% to 44% (including the 2% general partner interest). Under the terms of the transaction, we also issued to HFC a Class B unit comprising an equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances.

Legacy Frontier Pipeline and Tankage Asset Transaction
On November 9, 2011, we acquired from HFC certain tankage, loading rack and crude receiving assets located at HFC’s El Dorado and Cheyenne refineries.

See Note 2 “Acquisitions” in the consolidated financial statements for additional information on these acquisitions.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2012, these agreements with HFC will result in minimum annualized payments to us of $217.2 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. The terms under this agreement expire beginning in 2018 through 2022. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. As of September 30, 2012, these agreements with Alon will result in minimum annualized payments to us of $31.3 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Table of Contentsril 19,

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

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$16,350	$12,414	$3,936
Affiliates—intermediate pipelines	7,319	5,935	1,384
Affiliates—crude pipelines	12,306	10,846	1,460
	35,975	29,195	6,780
Third parties—refined product pipelines	9,538	6,525	3,013
	45,513	35,720	9,793
Terminals, tanks and loading racks:
Affiliates	24,601	11,519	13,082
Third parties	2,382	1,797	585
	26,983	13,316	13,667
Total revenues	72,496	49,036	23,460
Operating costs and expenses
Operations	21,324	16,398	4,926
Depreciation and amortization	13,044	8,916	4,128
General and administrative	1,399	2,012	(613)
	35,767	27,326	8,441
Operating income	36,729	21,710	15,019
Equity in earnings of SLC Pipeline	877	641	236
Interest expense, including amortization	(12,540)	(8,828)	(3,712)
Other	—	20	(20)
	(11,663)	(8,167)	(3,496)
Income before income taxes	25,066	13,543	11,523
State income tax	(137)	77	(214)
Net income	24,929	13,620	11,309
Allocation of net loss attributable to Predecessors (1)	146	3,000	(2,854)
Allocation of net loss (income) attributable to noncontrolling interests	(582)	124	(706)
Net income attributable to Holly Energy Partners	24,493	16,744	7,749
General partner interest in net income, including incentive distributions (2)	(5,299)	(4,009)	(1,290)
Limited partners’ interest in net income	$19,194	$12,735	$6,459
Limited partners’ earnings per unit—basic and diluted (2)	$0.68	$0.58	$0.10
Weighted average limited partners’ units outstanding	28,268	22,079	6,189
EBITDA (3)	$49,770	$33,228	$16,542
Distributable cash flow (4)	$40,431	$25,731	$14,700

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	114,113	96,105	18,008
Affiliates—intermediate pipelines	132,220	91,783	40,437
Affiliates—crude pipelines	187,861	175,459	12,402
	434,194	363,347	70,847
Third parties—refined product pipelines	66,274	44,212	22,062
	500,468	407,559	92,909
Terminals and loading racks:
Affiliates	267,638	183,987	83,651
Third parties	57,496	43,224	14,272
	325,134	227,211	97,923
Total for pipelines and terminal assets (bpd)	825,602	634,770	190,832

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$46,726	$33,370	$13,356
Affiliates—intermediate pipelines	21,076	15,637	5,439
Affiliates—crude pipelines	33,844	30,296	3,548
	101,646	79,303	22,343
Third parties—refined product pipelines	27,856	27,588	268
	129,502	106,891	22,611
Terminals, tanks and loading racks:
Affiliates	70,695	32,571	38,124
Third parties	6,792	5,447	1,345
	77,487	38,018	39,469
Total revenues	206,989	144,909	62,080
Operating costs and expenses
Operations	61,355	43,804	17,551
Depreciation and amortization	39,899	24,627	15,272
General and administrative	5,925	4,948	977
	107,179	73,379	33,800
Operating income	99,810	71,530	28,280
Equity in earnings of SLC Pipeline	2,502	1,848	654
Interest expense, including amortization	(34,269)	(26,101)	(8,168)
Loss on early extinguishment of debt	(2,979)	—	(2,979)
Other expense	—	8	(8)
	(34,746)	(24,245)	(10,501)
Income before income taxes	65,064	47,285	17,779
State income tax	(287)	(169)	(118)
Net income	64,777	47,116	17,661
Allocation of net loss attributable to Predecessors (1)	4,199	3,515	684
Allocation of net loss attributable to noncontrolling interests	658	295	363
Net income attributable to Holly Energy Partners	69,634	50,926	18,708
General partner interest in net income, including incentive distributions (2)	(16,724)	(11,418)	(5,306)
Limited partners’ interest in net income	$52,910	$39,508	$13,402
Limited partners’ earnings per unit—basic and diluted (2)	$1.91	$1.79	$0.12
Weighted average limited partners’ units outstanding	27,666	22,079	5,587
EBITDA (3)	$139,165	$100,282	$38,883
Distributable cash flow (4)	$111,506	$67,924	$43,582

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	104,444	88,172	16,272
Affiliates—intermediate pipelines	130,972	81,618	49,354
Affiliates—crude pipelines	169,922	157,598	12,324
	405,338	327,388	77,950
Third parties—refined product pipelines	62,301	48,107	14,194
	467,639	375,495	92,144
Terminals and loading racks:
Affiliates	265,958	174,866	91,092
Third parties	52,918	42,102	10,816
	318,876	216,968	101,908
Total for pipelines and terminal assets (bpd)	786,515	592,463	194,052

(1)
We are a consolidated variable interest entity and under common control of HFC. With respect to the July 2012 acquisition of HFC's 75% interest in UNEV, U.S. generally accepted accounting principles (“GAAP”) require that our financial statements reflect the historical operations of the assets recognized by HFC, effectively as if the assets were already under

Table of Contentsril 19,

our ownership and control. Accordingly, we recognized additional revenues of $0.3 million and $8.1 million and net losses of $0.1 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, that relate to the operations of UNEV prior to our acquisition date. We recognized net losses of $0.4 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, that relate to the operations of UNEV. This retrospective adjustment did not have a significant impact on our operating results prior to 2012 as initial start-up activities of the pipeline commenced December 2011. Results of operations of UNEV prior to the acquisition on July 12, 2012 are herein referred to as the Predecessor's results. Additionally, volume information does not reflect volumes prior to our acquisition date.

(2)
Net income attributable to Holly Energy Partners is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes incentive distributions declared subsequent to quarter end. General partner incentive distributions were $4.9 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively, and $15.6 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively. Net income attributable to the limited partners is divided by the weighted average limited partner units outstanding in computing the limited partners’ per unit interest in net income.

(3)
EBITDA is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization (excluding amounts related to Predecessor operations). EBITDA is not a calculation based upon U.S. generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to Holly Energy Partners or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA also is used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to Holly Energy Partners	$24,493	$16,744	$69,634	$50,926
Add:
Interest expense	10,738	8,520	29,045	25,198
Amortization of discount and deferred debt charges	1,802	308	5,224	903
Loss on early extinguishment of debt	—	—	2,979	—
State income tax	137	(77)	287	169
Depreciation and amortization	13,044	8,916	39,899	24,627
Predecessor depreciation and amortization	(444)	(1,183)	(7,903)	(1,541)
EBITDA	$49,770	$33,228	$139,165	$100,282

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts separately presented in our consolidated financial statements, with the exception of a billed crude revenue settlement and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income attributable to Holly Energy Partners or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

Table of Contentsril 19,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to Holly Energy Partners	$24,493	$16,744	$69,634	$50,926
Add (subtract):
Depreciation and amortization	13,044	8,916	39,899	24,627
Less predecessor depreciation and amortization	(444)	(1,183)	(7,903)	(1,541)
Amortization of discount and deferred debt charges	1,802	308	5,224	903
Loss on early extinguishment of debt	—	—	2,979	—
Billed crude revenue settlement	917	—	2,753	—
Increase (decrease) in deferred revenue	2,162	1,201	1,733	(3,917)
Maintenance capital expenditures (5)	(2,287)	(453)	(3,886)	(3,586)
Other non-cash adjustments	744	198	1,073	512
Distributable cash flow	$40,431	$25,731	$111,506	$67,924

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

	September 30, 2012	December 31, 2011 (7)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$1,993	$6,369
Working capital	$18,520	$7,016
Total assets	$1,379,773	$1,393,561
Long-term debt	$874,434	$605,888
Partners’ equity (6)	$354,852	$643,537

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to Holly Energy Partners because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to Holly Energy Partners. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $312.8 million, exclusive of depreciation and amortization that would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

(7)
Such amounts have been recast as if UNEV had been under our control at December 31, 2011. The impact on partners' equity from this recast was an increase of $314 million at December 31, 2011. Accounting rules for transactions between companies under common control require pre-acquisition periods to reflect HFC's historical basis in transferred assets and liabilities, notwithstanding how the transaction is ultimately financed.  With the close of the UNEV acquisition in July 2012, we adjusted partners' equity to reflect the actual financing of the transaction.  This included cash consideration of approximately $260.9 million which was financed through long-term borrowings.  The reduction in partners' equity when comparing the reported periods is due principally to the recast accounting treatment.

Results of Operations—Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Summary
Net income attributable to Holly Energy Partners for the three months ended September 30, 2012 was $24.5 million, a $7.7 million increase compared to the three months ended September 30, 2011. This increase in earnings is principally due to increased pipeline

Table of Contentsril 19,

shipments, earnings attributable to our November 2011 acquisition and annual tariff increases. These factors were offset partially by increased operating costs and expenses and higher interest expense.

Revenues for the three months ended September 30, 2012 include the recognition of $0.7 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $4.1 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2012. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the three months ended September 30, 2012 were $72.5 million, a $23.5 million increase compared to the three months ended September 30, 2011. This is principally due to increased pipeline shipments, revenues attributable to our recent acquisitions and the effect of annual tariff increases. Overall pipeline volumes were up 23% compared to the three months ended September 30, 2011.

Revenues from our refined product pipelines were $25.9 million, an increase of $6.9 million compared to the three months ended September 30, 2011. This includes $3.0 million in revenues attributable to the UNEV pipeline which commenced initial start-up activities in December 2011. Volumes shipped on our refined product pipelines averaged 180.4 thousand barrels per day (“mbpd“) compared to 140.3 mbpd for the same period last year.

Revenues from our intermediate pipelines were $7.3 million, an increase of $1.4 million compared to the three months ended September 30, 2011. This includes $1.3 million in revenues attributable to the Tulsa interconnect pipelines which were placed in service in September 2011. Volumes shipped on our intermediate pipelines averaged 132.2 mbpd compared to 91.8 mbpd for the same period last year.

Revenues from our crude pipelines were $12.3 million, an increase of $1.5 million compared to the three months ended September 30, 2011. Volumes shipped on our crude pipelines increased to an average of 187.9 mbpd compared to 175.5 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $27.0 million, an increase of $13.7 million compared to the three months ended September 30, 2011. This increase is due principally to $12.4 million in revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to an average of 325.1 mbpd compared to 227.2 mbpd for the same period last year.

Operations Expense
Operations expense for the three months ended September 30, 2012 increased by $4.9 million compared to the three months ended September 30, 2011. This increase is due principally to incremental operating costs of $1.6 million and $3.0 million attributable to our recently acquired assets serving HFC's El Dorado and Cheyenne refineries and the UNEV pipeline, respectively, higher throughput levels as well as year-over-year increases in property taxes, maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2012 increased by $4.1 million compared to the three months ended September 30, 2011. This increase is due principally to depreciation attributable to our recent acquisitions from HFC and capital projects.

General and Administrative
General and administrative costs for the three months ended September 30, 2012 decreased by $0.6 million compared to the three months ended September 30, 2011 due to timing of professional fees related to recent acquisitions.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.9 million for the three months ended September 30, 2012 compared to $0.6 million for the three months ended September 30, 2011.

Interest Expense
Interest expense for the three months ended September 30, 2012 totaled $12.5 million, an increase of $3.7 million compared to the three months ended September 30, 2011. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 6.7% for the three months ended September 30, 2012 and 2011.

State Income Tax
We recorded state income tax expense of $137,000 or the three months ended September 30, 2012 which is solely attributable to

Table of Contentsril 19,

the Texas margin tax. For the three months ended September 30, 2011, we recorded a benefit of $77,000 which includes a revision to the estimated margin tax.

Results of Operations—Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Summary
Net income attributable to Holly Energy Partners for the nine months ended September 30, 2012 was $69.6 million, an $18.7 million increase compared to the nine months ended September 30, 2011. This increase in earnings is due principally to increased pipeline shipments, earnings attributable to our November 2011 asset acquisition and annual tariff increases. These factors were offset partially by a decrease in previously deferred revenue realized, increased operating costs and expenses, higher interest expense and a loss incurred on the early extinguishment of debt.

Revenues for the nine months ended September 30, 2012 include the recognition of $3.2 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $8.7 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2012. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the nine months ended September 30, 2012 were $207.0 million, a $62.1 million increase compared to the nine months ended September 30, 2011. This is due principally to increased pipeline shipments, revenues attributable to our recent acquisitions and the effect of annual tariff increases, partially offset by a $6.7 million decrease in previously deferred revenue realized. Overall pipeline volumes were up 25% compared to the nine months ended September 30, 2011.

Revenues from our refined product pipelines were $74.6 million, an increase of $13.6 million compared to the nine months ended September 30, 2011. This includes $10.8 million in revenues attributable to the UNEV pipeline which commenced initial start-up activities in December 2011 and the effects of a $7.2 million decrease in previously deferred revenue realized. Volumes shipped on our refined product pipelines averaged 166.7 mbpd compared to 136.3 mbpd for the same period last year.

Revenues from our intermediate pipelines were $21.1 million, an increase of $5.4 million compared to the nine months ended September 30, 2011. This includes $3.7 million in revenues attributable to the Tulsa interconnect pipelines, and a $0.5 million increase in previously deferred revenue realized. Volumes shipped on our intermediate pipelines averaged 131.0 mbpd compared to 81.6 mbpd for the same period last year.

Revenues from our crude pipelines were $33.8 million, an increase of $3.5 million compared to the nine months ended September 30, 2011. Volumes shipped on our crude pipelines increased to an average of 169.9 mbpd compared to 157.6 mbpd for the same period last year.

Revenues from terminal, tankage and loading rack fees were $77.5 million, an increase of $39.5 million compared to the nine months ended September 30, 2011. This increase is due principally to $36.0 million in revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to an average of 318.9 mbpd compared to 217.0 mbpd for the same period last year.

Operations Expense
Operations expense for the nine months ended September 30, 2012 increased by $17.6 million compared to the nine months ended September 30, 2011. This increase is due principally to incremental operating costs of $4.3 million and $7.9 million that are attributable to our recently acquired assets serving HFC's El Dorado and Cheyenne refineries and the UNEV pipeline, respectively, higher throughput levels as well as year-over-year increases in property taxes, maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2012 increased by $15.3 million compared to the nine months ended September 30, 2011. This increase is due principally to depreciation attributable to our recent acquisitions from HFC and capital projects.

General and Administrative
General and administrative costs for the nine months ended September 30, 2012 increased by $1.0 million compared to the nine months ended September 30, 2011 due to timing of professional fees related to recent acquisitions.

Equity in Earnings of SLC Pipeline

Table of Contentsril 19,

Our equity in earnings of the SLC Pipeline was $2.5 million for the nine months ended September 30, 2012 compared to $1.8 million for the nine months ended September 30, 2011.

Interest Expense
Interest expense for the nine months ended September 30, 2012 totaled $34.3 million, an increase of $8.2 million compared to the nine months ended September 30, 2011. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 6.7% for the nine months ended September 30, 2012 and 2011.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the nine months ended September 30, 2012. This charge relates to the premium paid to noteholders upon their tender of an aggregate principal amount of $185.0 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income taxes of $287,000 and $169,000 for the nine months ended September 30, 2012 and 2011, respectively, which are solely attributable to the Texas margin tax.

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

During the nine months ended September 30, 2012, we received advances totaling $523.0 million and repaid $292.0 million, resulting in net advances of $231.0 million under the Credit Agreement and an outstanding balance of $431.0 million at September 30, 2012.

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

In February, May and August 2012, we paid regular quarterly cash distributions of $0.885, $0.895 and $0.91, respectively, on all units in an aggregate amount of $91.1 million. Included in these distributions were $15.6 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances.

Cash and cash equivalents decreased by $4.4 million during the nine months ended September 30, 2012. The cash flows provided by operating activities of $103.3 million was less than the cash flows used for financing and investing activities of $75.6 million and $32.1 million, respectively. Working capital increased by $11.5 million to $18.5 million at September 30, 2012 from $7.0 million at December 31, 2011.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $35.9 million from $67.4 million for the nine months ended September 30, 2011

Table of Contentsril 19,

to $103.3 million for the nine months ended September 30, 2012. This increase is due principally to $52.0 million in additional cash collections from our customers, partially offset by payments attributable to increased operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $3.2 million during the nine months ended September 30, 2011 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the nine months ended September 30, 2012. Another $4.1 million is included in our accounts receivable at September 30, 2012 related to shortfalls that occurred during the three months ended September 30, 2012.

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $117.8 million from $149.9 million for the nine months ended September 30, 2011 to $32.1 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, we invested $32.1 million and $149.9 million in additions to properties and equipment, respectively. The decrease is attributable to lower expenditures in 2012 as a result of the completion of the UNEV pipeline in 2011.

Cash Flows—Financing Activities
Cash flows used for financing activities were $75.6 million for the nine months ended September 30, 2012 compared to cash provided of $93.7 million for the nine months ended September 30, 2011, a decrease of $169.4 million. During the nine months ended September 30, 2012, we received $523.0 million and repaid $292.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes and repaid $257.9 million of our promissory notes. As partial consideration for the acquisition of HFC's 75% interest in UNEV on July 12, 2012, we paid HFC $260.9 million in cash (after a customary post-closing working capital adjustment). Additionally, we paid $91.1 million in regular quarterly cash distributions to our general and limited partners, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.9 million for the purchase of common units for recipients of our incentive grants. We also received contributions of $16.7 million from UNEV's joint venture partners. During the nine months ended September 30, 2011, we received $93.0 million and repaid $50.0 million in advances under the Credit Agreement. Additionally, we paid $68.0 million in regular quarterly cash distributions to our general and limited partners, we received $123.5 million from UNEV's joint venture partners, incurred $3.2 million in financing costs upon the issuance of the 8.25% senior notes, and paid $1.6 million for the purchase of common units for recipients of our incentive grants.

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

Each year the Holly Logistic Services, L.L.C. (“HLS”) board approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, special projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2012 capital budget is comprised of $8.9 million for maintenance capital expenditures and $25.8 million for expansion capital expenditures. This HEP capital budget excludes capital costs related to UNEV.

We recently have made certain modifications to our crude oil gathering and trunk line system that effectively have increased our ability to gather and transport an additional 10,000 bpd of Delaware Basin crude oil in response to increased drilling activity in southeast New Mexico.  Furthermore, we have developed a project to replace a 5-mile section of this pipeline system that will allow for an additional 15,000 bpd of capacity that will be executed as needed if Delaware Basin crude volumes continue to increase.  This project is estimated to cost approximately $2.0 million.  We have a second project that consists of the reactivation and conversion to crude oil service of a 70-mile, 8-inch petroleum products pipeline owned by us.  Once in service, this pipeline will initially be capable of transporting up to 35,000 bpd of crude oil from southeast New Mexico to third-party common carrier pipelines in west Texas for further transport to major crude oil markets.  The scope of this project is being finalized.  Subject to receipt of acceptable shipper support and board approval, this project could be operational in mid 2013.

On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.9 million in cash and 1,029,900 of our common units. As a result of the common units issued to HFC, HFC's ownership interest in us increased from 42% to 44% (including the 2% general partner interest). Under the terms of the transaction, we also issued to HFC a Class B unit

Table of Contentsril 19,

comprising an equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over the next twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to obtain funds for some of these capital projects may be limited.

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

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net Proceeds of $294.8 million were used to redeem $157.8 million aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “6.25 Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes due to HFC as discussed below, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

Table of Contentsril 19,

	September 30, 2012	December 31, 2011
	(In thousands)
Credit Agreement	$431,000	$200,000

6.5% Senior Notes
Principal	300,000	—
Unamortized discount	(4,888)	—
	295,112	—
6.25% Senior Notes
Principal	—	185,000
Unamortized net discount	—	(105)
	—	184,895
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,678)	(1,907)
	148,322	148,093

Promissory Notes	—	72,900

Total long-term debt	$874,434	$605,888

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
In June 2012, we amended our credit agreement increasing the size of the credit facility from $375 million to $550 million. During the nine months ended September 30, 2012, we repaid net advances of $231.0 million resulting in $431.0 million of outstanding borrowings under the Credit Agreement at September 30, 2012.

In March 2012, we issued $300 million in aggregate principal amount of 6.5% senior notes maturing March 2020.

There were no other significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2012 and 2011. Historically, the PPI has increased an average of 3.6% annually over the past 5 calendar years.

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

Table of Contentsril 19,

or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.

Under the Omnibus Agreement and certain transportation and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers.
We have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us through 2015, subject to a $100,000 deductible and a $20.0 million maximum liability cap.

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At September 30, 2012, we have an accrual of $1.1 million that relates to environmental clean-up projects for which we have assumed liability. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

As of September 30, 2012, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on a $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of September 30, 2012, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of September 30, 2012, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

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

At September 30, 2012, we had an outstanding principal balance on our 6.5% and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates would generally affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2012, the fair values of our 6.5% and 8.25% Senior Notes were $311.3 million and $162.4 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% and 8.25% Senior Notes at September 30, 2012 would result in a change of approximately $11.7 million and $4.6 million, respectively, in the fair value of

Table of Contentsril 19,

the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2012, borrowings outstanding under the Credit Agreement were $431.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to an average fixed rate of 3.37%.

At September 30, 2012, our cash and cash equivalents included highly liquid investments with a maturity of three months or less at the time of purchase. Due to the short-term nature of our cash and cash equivalents, a hypothetical 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our investment portfolio.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

In the third quarter of 2012, we paid $0.4 million for the purchase of 5,835 of our common units in the open market for the recipients of our 2012 restricted grants. The following table shows these purchases.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
July 2012	—	$—	—	$—
August 2012	5,835	$66.09	—	$—
September 2012	—	$—	—	$—
Total for July to September 2012	5,835		—

Item 6.	Exhibits

The Exhibit Index on page 43 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 2, 2012	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2012	/s/ Scott C. Surplus
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

3.10
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1+
Fourth Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors party thereto and U.S. Bank National Association to the Indenture, dated March 10, 2010, among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the guarantors party thereto and U.S. Bank National Association.

4.2+
First Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other guarantors party thereto and U.S. Bank National Association to the Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the guarantors party thereto and U.S. Bank National Association.

10.1
LLC Interest Purchase Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-32225).

10.2
Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-32225).

10.3
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, by and among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-32225).

10.4
Termination of Option Agreement, dated July 12, 2012, by and among HollyFrontier Corporation, Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 1-32225).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contentsril 19,

32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Furnished herewith.

**	Furnished electronically herewith.