Form 10-Q
period 2013-03-31
HOLLY ENERGY PARTNERS LP
filed 2013-05-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at April 26, 2013 was 58,657,048.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation, Alon USA, Inc. and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate additional operations in the future successfully;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$18,193	$5,237
Accounts receivable:
Trade	6,073	7,126
Affiliates	31,055	31,594
	37,128	38,720
Prepaid and other current assets	3,475	3,619
Total current assets	58,796	47,576

Properties and equipment, net	955,920	960,535
Transportation agreements, net	92,860	94,596
Goodwill	256,498	256,498
Investment in SLC Pipeline	25,011	25,041
Other assets	9,101	9,864
Total assets	$1,398,186	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$7,429	$7,045
Affiliates	4,917	4,985
	12,346	12,030

Accrued interest	2,366	10,226
Deferred revenue	6,627	8,901
Accrued property taxes	2,721	2,688
Other current liabilities	2,421	1,905
Total current liabilities	26,481	35,750

Long-term debt	811,913	864,674
Other long-term liabilities	14,723	15,433
Deferred revenue	15,469	11,494

Class B unit	15,418	13,903

Equity:
Partners’ equity:
Common unitholders (58,657,048 and 56,782,048 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	560,590	502,809
General partner interest (2% interest)	(145,118)	(145,877)
Accumulated other comprehensive loss	(2,868)	(4,279)
Total partners’ equity	412,604	352,653
Noncontrolling interest	101,578	100,203
Total equity	514,182	452,856
Total liabilities and equity	$1,398,186	$1,394,110

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012 (1)
	(In thousands, except per unit data)
Revenues:
Affiliates	$61,512	$56,531
Third parties	12,786	11,884
	74,298	68,415
Operating costs and expenses:
Operations	25,865	20,475
Depreciation and amortization	14,154	14,300
General and administrative	3,232	2,039
	43,251	36,814
Operating income	31,047	31,601

Other income (expense):
Equity in earnings of SLC Pipeline	657	831
Interest expense	(12,484)	(10,405)
Interest income	103	—
Loss on early extinguishment of debt	—	(2,596)
Gain on sale of assets	2,022	—
	(9,702)	(12,170)
Income before income taxes	21,345	19,431
State income tax expense	(56)	(75)
Net income	21,289	19,356
Allocation of net loss attributable to Predecessors	—	1,861
Allocation of net loss (income) attributable to noncontrolling interests	(2,890)	557
Net income attributable to Holly Energy Partners	18,399	21,774
General partner interest in net income, including incentive distributions	(6,231)	(5,503)
Limited partners’ interest in net income	$12,168	$16,271
Limited partners’ per unit interest in earnings—basic and diluted	$0.21	$0.30
Weighted average limited partners’ units outstanding	56,990	54,722

(1) Restated as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012 (1)
	(In thousands)
Net income	$21,289	$19,356
Allocation of net loss attributable to Predecessors	—	1,861
Net income before noncontrolling interests	21,289	21,217

Other comprehensive income (loss):
Change in fair value of cash flow hedge	562	(354)
Amortization of unrealized loss attributable to discontinued cash flow hedge	849	1,274
Other comprehensive income (loss)	1,411	920
Comprehensive income before noncontrolling interest	22,700	22,137
Allocation of comprehensive (income) loss to noncontrolling interests	(2,890)	557
Comprehensive income attributable to Holly Energy Partners	$19,810	$22,694

(1) Restated as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012 (1)
	(In thousands)
Cash flows from operating activities
Net income	$21,289	$19,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,154	14,300
Gain on sale of assets	(2,022)	—
Amortization of deferred charges	1,379	2,091
Equity in earnings of SLC Pipeline, net of distributions	30	(81)
Amortization of restricted and performance units	1,123	943
(Increase) decrease in current assets:
Accounts receivable—trade	1,053	(1,897)
Accounts receivable—affiliates	539	(1,219)
Prepaid and other current assets	145	328
Increase (decrease) in current liabilities:
Accounts payable—trade	(1,808)	(5,749)
Accounts payable—affiliates	253	(14)
Accrued interest	(7,860)	(6,473)
Deferred revenue	1,686	(592)
Accrued property taxes	33	(395)
Other current liabilities	531	771
Other, net	354	2,734
Net cash provided by operating activities	30,879	24,103

Cash flows from investing activities
Additions to properties and equipment	(6,645)	(17,011)
Proceeds from sale of assets	2,481	—
Net cash used for investing activities	(4,164)	(17,011)

Cash flows from financing activities
Borrowings under credit agreement	57,000	36,000
Repayments of credit agreement borrowings	(110,000)	(81,000)
Proceeds from issuance of senior notes	—	294,750
Proceeds from issuance of common units	73,444	—
Repayment of notes	—	(232,711)
Contributions from UNEV joint venture partners	—	14,962
Distributions to HEP unitholders	(32,709)	(29,716)
Contribution from general partner	1,499	—
Purchase of units for incentive grants	(2,719)	(1,283)
Deferred financing costs	—	(1,123)
Other	(274)	(192)
Net cash used by financing activities	(13,759)	(313)

Cash and cash equivalents
Increase for the period	12,956	6,779
Beginning of period	5,237	6,369
End of period	$18,193	$13,148

(1) Restated as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2012	$502,809	$(145,877)	$(4,279)	$100,203	$452,856
Issuance of common units	73,444	—	—	—	73,444
Net income	14,310	5,604	—	1,375	21,289
Other comprehensive income	—	—	1,411	—	1,411
Capital contribution	—	1,499	—	—	1,499
Distributions to HEP unitholders	(26,687)	(6,022)	—	—	(32,709)
Purchase of units for restricted grants	(2,924)	—	—	—	(2,924)
Amortization of restricted and performance units	1,123	—	—	—	1,123
Class B unit accretion	(1,485)	(30)	—	—	(1,515)
Other	—	(292)	—	—	(292)
Balance March 31, 2013	$560,590	$(145,118)	$(2,868)	$101,578	$514,182

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership which is 39% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets, and a 25% interest in SLC Pipeline LLC, which owns a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2012. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

The financial information for the three months ended March 31, 2012, included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for that period due to accounting rules that require retrospective restatement of previously reported results in cases of business combinations between entities under common control. We have therefore included the results of UNEV prior to our acquisition on July 12, 2012, herein referred to as results attributable to the Predecessor. See Note 2 below for additional information on the UNEV acquisition. Additional revisions were made in order to correct certain immaterial items in previously reported amounts. These revisions reduced net income attributable to Holly Energy Partners for the three months ended March 31, 2012 by $0.2 million, with no impact on the limited partners' per unit interest in net earnings - basic and diluted and were comprised principally of an adjustment of depreciation expense related to certain property and equipment.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2013, we adopted the accounting standard update that requires the disclosure of significant amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. The adoption of this accounting standard did not have an impact on our financial condition, results of operations or cash flows.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 2:	Acquisitions

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 2,059,800 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances. The Class B unit increases with each foregone incentive distribution as described above and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a value of $13.9 million at December 31, 2012 and $15.4 million at March 31, 2013.

Noncontrolling interests reported in the consolidated statements of income include the minority partner's 25% interest in UNEV and income attributable to the Class B unit representing foregone incentive distribution rights and the 7% accretion factor, which collectively amounted to $2.9 million for the three months ended March 31, 2013.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. For the three months ended March 31, 2012, our consolidated statement of income includes Predecessor revenues from UNEV of $3.9 million and Predecessor net losses of $1.9 million.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

		March 31, 2013		December 31, 2012
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.5% senior notes	Level 2	$295,438	$318,750	$295,275	$321,000
8.25% senior notes	Level 2	148,475	161,813	148,399	163,125
		443,913	480,563	443,674	484,125

Interest rate swaps	Level 2	2,868	2,868	3,430	3,430
		$446,781	$483,431	$447,104	$487,555

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

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Pipelines, terminals and tankage	$1,061,392	$1,049,531
Land and right of way	63,192	63,248
Construction in progress	27,122	27,150
Other	17,899	24,462
	1,169,605	1,164,391
Less accumulated depreciation	213,685	203,856
	$955,920	$960,535

We capitalized $0.1 million and $0.1 million in interest related to construction projects during the three months ended March 31, 2013 and 2012, respectively.

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

The carrying amounts of our transportation agreements are as follows:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	March 31, 2013	December 31, 2012
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	41,304	39,568
	$92,860	$94,596

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

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (a significant proportion of our awards) is to expense the costs ratably over the vesting periods.

We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted units, performance units, unit options and unit appreciation rights.

As of March 31, 2013, we have two types of incentive-based awards which are described below. The compensation cost charged against income was $1.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2013, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,735,811 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted unit activity and changes during the three months ended March 31, 2013 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2013 (nonvested)	58,472	$31.21
Granted	37,815	41.18
Vesting and transfer of full ownership to recipients	—	—
Outstanding at March 31, 2013 (nonvested)	96,287	$35.08

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

As of March 31, 2013, there was $1.6 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of March 31, 2013, estimated unit payouts for outstanding nonvested performance unit awards were at 110% to 125%.

We granted 32,888 target performance units to certain officers in March 2013. These units will vest over a three-year performance period ending December 31, 2015 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period and can range from 0% to 200% of the target number of performance units granted (in the case of our Chief Executive Officer) or from 50% to 150% of the target number of performance units granted (in the case of other officers granted performance units). Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $40.86 and will apply to the number of units ultimately awarded.

A summary of performance unit activity and changes during the three months ended March 31, 2013 is presented below:

Performance Units	Units
Outstanding at January 1, 2013 (nonvested)	54,498
Granted	32,888
Vesting and transfer of common units to recipients	(25,124)
Outstanding at March 31, 2013 (nonvested)	62,262

The grant-date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2013 was $0.5 million. As of March 31, 2013, there was $1.8 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.3 years.

During the three months ended March 31, 2013, we purchased $2.4 million of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7:	Debt

Credit Agreement
We have a $550 million senior secured revolving credit facility expiring in June 2017 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is available also to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

During the three months ended March 31, 2013, we received advances totaling $57.0 million and repaid $110.0 million, resulting in net repayments of $53.0 million under the Credit Agreement and an outstanding balance of $368.0 million at March 31, 2013.

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

The Credit Agreement imposes certain requirements on us which we are currently in compliance with, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net proceeds of $294.8 million were used in March and April 2012 to redeem $185.0 million aggregate principal amount of our 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay HFC $72.9 million in promissory notes related to our November 2011 acquisition of assets located at HFC's El Dorado and Cheyenne refineries, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018, (the “8.25% Senior Notes”).

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$368,000	$421,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,562)	(4,725)
	295,438	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,525)	(1,601)
	148,475	148,399

Total long-term debt	$811,913	$864,674

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2013, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap entered into in December 2011, effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305.0 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive loss. Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305.0 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of March 31, 2013, we had no ineffectiveness on our cash flow hedges.

At March 31, 2013, we have an accumulated other comprehensive loss of $2.9 million that relates to our current and previous cash flow hedging instruments. For the three months ended March 31, 2013, $1.4 million other comprehensive loss was reclassified to interest expense due to cash flow hedge settlements. Approximately $1.0 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR based debt interest)	Other long-term liabilities	$2,868	Accumulated other comprehensive loss	$2,868

December 31, 2012
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR based debt interest)	Other long-term liabilities	$3,430	Accumulated other comprehensive loss	$3,430

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$3,081	$1,575
6.5% Senior Notes	4,875	1,083
6.25% Senior Notes	—	2,370
8.25% Senior Notes	3,094	3,094
Promissory Notes	—	543
Amortization of discount and deferred debt issuance costs	530	371
Increase in interest expense - non-cash charges attributable to interest rate swaps	849	1,274
Commitment fees	124	167
Total interest incurred	12,553	10,477
Less capitalized interest	69	72
Net interest expense	$12,484	$10,405
Cash paid for interest	$19,033	$15,292

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We recognized a charge of $2.6 million upon the early extinguishment of debt for the three months ended March 31, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

Note 8:	Significant Customers

All revenues are domestic revenues, of which 92% are generated currently from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2013	2012
HFC	83%	83%
Alon	9%	12%

Note 9:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Additionally such agreements require HFC to reimburse us for certain costs. As of March 31, 2013, these agreements with HFC will result in minimum annualized payments to us of $220.8 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $61.5 million and $56.5 million for the three months ended March 31, 2013 and 2012, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million and $0.6 million, respectively, for the three months ended March 31, 2013 and 2012.

•	We reimbursed HFC for costs of employees supporting our operations of $9.8 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.

•	HFC reimbursed us $4.9 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively, for certain reimbursable costs and capital projects.

•
We distributed $17.4 million and $15.3 million for the three months ended March 31, 2013 and 2012, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $31.1 million and $31.6 million at March 31, 2013 and December 31, 2012, respectively.

•	Accounts payable to HFC were $4.9 million and $5.0 million at March 31, 2013 and December 31, 2012, respectively.

•
Revenues for the three months ended March 31, 2013 include $4.0 million of shortfall payments billed in 2012, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2013 and December 31, 2012, includes $3.5 million and $5.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $3.5 million deferred at March 31, 2013.

•	We acquired from HFC 75% interest in the UNEV Pipeline in July 2012. See Note 2 for a description of this transaction.

Note 10:	Partners’ Equity

As of March 31, 2013, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2013	2012
	(In thousands)
General partner interest in net income	$248	$332
General partner incentive distribution	5,983	5,171
Total general partner interest in net income	$6,231	$5,503

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 26, 2013 we announced our cash distribution for the first quarter of 2013 of $0.4775 per unit. The distribution is payable on all common and general partner units and will be paid May 15, 2013 to all unitholders of record on May 6, 2013.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per unit data)
General partner interest	$719	$606
General partner incentive distribution	5,983	5,171
Total general partner distribution	6,702	5,777
Limited partner distribution	28,009	24,488
Total regular quarterly cash distribution	$34,711	$30,265
Cash distribution per unit applicable to limited partners	$0.4775	$0.4475

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets of $305.5 million would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

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

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income, and statements of cash flows of the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries using the equity method of accounting.

Prior period amounts have been recast to include UNEV operations acquired July 12, 2012, as if it had been acquired January 1, 2012. This treatment is required as the transactions were between entities under common control.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$5,634	$12,557	$—	$18,193
Accounts receivable	—	34,129	3,199	(200)	37,128
Intercompany accounts receivable (payable)	62,994	(62,994)	—	—	—
Prepaid and other current assets	163	2,194	1,118	—	3,475
Total current assets	63,159	(21,037)	16,874	(200)	58,796
Properties and equipment, net	—	562,480	393,440	—	955,920
Investment in subsidiaries	809,900	304,731	—	(1,114,631)	—
Transportation agreements, net	—	92,860	—	—	92,860
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	25,011	—	—	25,011
Other assets	1,713	7,388	—	—	9,101
Total assets	$874,772	$1,227,931	$410,314	$(1,114,831)	$1,398,186

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,257	$1,289	$(200)	$12,346
Accrued interest	2,229	137	—	—	2,366
Deferred revenue	—	5,513	1,114	—	6,627
Accrued property taxes	—	1,264	1,457	—	2,721
Other current liabilities	541	1,875	5	—	2,421
Total current liabilities	2,770	20,046	3,865	(200)	26,481

Long-term debt	443,913	368,000	—	—	811,913
Other long-term liabilities	67	14,516	140	—	14,723
Deferred revenue	—	15,469	—	—	15,469
Class B unit	15,418	—	—	—	15,418
Equity - partners	412,604	809,900	406,309	(1,216,209)	412,604
Equity - noncontrolling interest	—	—	—	101,578	101,578
Total liabilities and partners’ equity	$874,772	$1,227,931	$410,314	$(1,114,831)	$1,398,186

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$54,412	$7,402	$(302)	$61,512
Third parties	—	8,407	4,379	—	12,786
	—	62,819	11,781	(302)	74,298
Operating costs and expenses:
Operations	—	23,366	2,801	(302)	25,865
Depreciation and amortization	—	10,570	3,584	—	14,154
General and administrative	808	2,424	—	—	3,232
	808	36,360	6,385	(302)	43,251
Operating income (loss)	(808)	26,459	5,396	—	31,047
Equity in earnings (loss) of subsidiaries	28,974	4,124	—	(33,098)	—
Equity in earnings of SLC Pipeline	—	657	—	—	657
Interest expense	(8,252)	(4,232)		—	(12,484)
Interest income	—		103	—	103
Other	—	2,022	—	—	2,022
	20,722	2,571	103	(33,098)	(9,702)
Income (loss) before income taxes	19,914	29,030	5,499	(33,098)	21,345
State income tax expense	—	(56)	—	—	(56)
Net income (loss)	19,914	28,974	5,499	(33,098)	21,289
Allocation of net (income) attributable to noncontrolling interests	(1,515)	—	—	(1,375)	(2,890)
Net income (loss) attributable to Holly Energy Partners	18,399	28,974	5,499	(34,473)	18,399
Other comprehensive (loss)	1,411	1,411	—	(1,411)	1,411
Comprehensive income (loss)	$19,810	$30,385	$5,499	$(35,884)	$19,810

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$54,030	$2,764	$(263)	$56,531
Third parties	—	10,745	1,139	—	11,884
	—	64,775	3,903	(263)	68,415
Operating costs and expenses:
Operations	—	18,141	2,597	(263)	20,475
Depreciation and amortization	—	10,764	3,536	—	14,300
General and administrative	1,442	597	—	—	2,039
	1,442	29,502	6,133	(263)	36,814
Operating income (loss)	(1,442)	35,273	(2,230)	—	31,601
Equity in earnings (loss) of subsidiaries	30,660	(1,673)	—	(28,987)	—
Equity in earnings of SLC Pipeline	—	831	—	—	831
Interest (expense) income	(6,709)	(3,696)	—	—	(10,405)
Loss on early extinguishment of debt	(2,596)	—	—	—	(2,596)
	21,355	(4,538)	—	(28,987)	(12,170)
Income (loss) before income taxes	19,913	30,735	(2,230)	(28,987)	19,431
State income tax expense	—	(75)	—	—	(75)
Net income (loss)	19,913	30,660	(2,230)	(28,987)	19,356
Allocation of net loss attributable to Predecessors	1,861	—	—	—	1,861
Allocation of net loss attributable to noncontrolling interests	—	—	—	557	557
Net income (loss) attributable to Holly Energy Partners	21,774	30,660	(2,230)	(28,430)	21,774
Other comprehensive income	920	920	—	(920)	920
Comprehensive income (loss)	$22,694	$31,580	$(2,230)	$(29,350)	$22,694

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(39,241)	$61,752	$8,368	$—	$30,879

Cash flows from investing activities
Additions to properties and equipment	—	(6,422)	(223)	—	(6,645)
Proceeds from sale of assets	—	2,481	—	—	2,481
	—	(3,941)	(223)	—	(4,164)

Cash flows from financing activities
Net borrowings under credit agreement	—	(53,000)	—	—	(53,000)
Proceeds from issuance of senior notes	—	—	—	—	—
Proceeds from issuance of common units	73,444	—	—	—	73,444
Repayments of notes	—	—	—	—	—
Distributions to HEP unitholders	(32,709)	—	—	—	(32,709)
Contribution from general partners	1,499	—	—	—	1,499
Purchase of units for incentive grants	(2,719)	—	—	—	(2,719)
Deferred financing costs	—	—	—	—	—
Other	(274)	—	—	—	(274)
	39,241	(53,000)	—	—	(13,759)
Cash and cash equivalents
Increase for the period	—	4,811	8,145	—	12,956
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$5,634	$12,557	$—	$18,193

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(106,452)	$136,725	$(6,170)	$—	$24,103

Cash flows from investing activities
Additions to properties and equipment	—	(6,327)	(10,684)	—	(17,011)

Cash flows from financing activities
Net borrowings under credit agreement	—	(45,000)	—	—	(45,000)
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Repayments of notes	(157,761)	(74,950)	—	—	(232,711)
Capital contribution from UNEV joint partners	—	462	14,500	—	14,962
Distributions to HEP unitholders	(29,716)	—	—	—	(29,716)
Purchase of units for incentive grants	(1,283)	—	—	—	(1,283)
Deferred financing costs	—	(1,123)	—	—	(1,123)
Other	462	(654)	—	—	(192)
	106,452	(121,265)	14,500	—	(313)
Cash and cash equivalents
Increase (decrease) for the period	—	9,133	(2,354)	—	6,779
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$12,400	$746	$—	$13,148

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 400-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets, and a 25% interest in SLC Pipeline LLC, which owns a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”), that serves refineries in the Salt Lake City area.

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

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all periods presented.

UNEV Pipeline Interest Acquisition
We acquired HFC's 75% interest in UNEV on July 12, 2012. We paid consideration consisting of $260.9 million in cash and 2,059,800 of our common units. Under the terms of the transaction, we also issued to HFC a Class B unit comprising an equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2013, these agreements with HFC will result in minimum annualized payments to us of $220.8 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. The terms under this agreement expire beginning in 2018 through 2022. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. As of March 31, 2013, these agreements with Alon will result in minimum annualized payments to us of $31.7 million.

Table of Contentsril 19,

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,		Change from
	2013	2012 (1)	2012
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$16,770	$14,856	$1,914
Affiliates—intermediate pipelines	6,172	7,045	(873)
Affiliates—crude pipelines	11,579	10,545	1,034
	34,521	32,446	2,075
Third parties—refined product pipelines	10,343	9,469	874
	44,864	41,915	2,949
Terminals, tanks and loading racks:
Affiliates	26,991	24,085	2,906
Third parties	2,443	2,415	28
	29,434	26,500	2,934
Total revenues	74,298	68,415	5,883
Operating costs and expenses
Operations	25,865	20,475	5,390
Depreciation and amortization	14,154	14,300	(146)
General and administrative	3,232	2,039	1,193
	43,251	36,814	6,437
Operating income	31,047	31,601	(554)
Equity in earnings of SLC Pipeline	657	831	(174)
Interest expense, including amortization	(12,484)	(10,405)	(2,079)
Interest income	103	—	103
Loss on early extinguishment of debt	—	(2,596)	2,596
Gain on sale of assets	2,022	—	2,022
	(9,702)	(12,170)	2,468
Income before income taxes	21,345	19,431	1,914
State income tax expense	(56)	(75)	19
Net income	21,289	19,356	1,933
Allocation of net loss attributable to Predecessors	—	1,861	(1,861)
Allocation of net loss (income) attributable to noncontrolling interests	(2,890)	557	(3,447)
Net income attributable to Holly Energy Partners	18,399	21,774	(3,375)
General partner interest in net income, including incentive distributions (2)	(6,231)	(5,503)	(728)
Limited partners’ interest in net income	$12,168	$16,271	$(4,103)
Limited partners’ earnings per unit—basic and diluted (2)	$0.21	$0.30	$(0.09)
Weighted average limited partners’ units outstanding	56,990	54,722	2,268
EBITDA (3)	$44,990	$45,426	$(436)
Distributable cash flow (4)	$32,385	$36,555	$(4,170)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	94,148	97,226	(3,078)
Affiliates—intermediate pipelines	120,777	123,568	(2,791)
Affiliates—crude pipelines	145,926	153,662	(7,736)
	360,851	374,456	(13,605)
Third parties—refined product pipelines	52,986	64,287	(11,301)
	413,837	438,743	(24,906)
Terminals and loading racks:
Affiliates	260,242	262,230	(1,988)
Third parties	55,459	52,383	3,076
	315,701	314,613	1,088
Total for pipelines and terminal assets (bpd)	729,538	753,356	(23,818)

(1)
The amounts presented here have been restated from those we previously reported for this period. See Note 1 in Notes to Consolidated Financial Statements included in Item 1 for a discussion of these revisions.

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

	Three Months Ended March 31,
	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$18,399	$21,774
Add:
Interest expense	11,105	8,760
Interest income	(103)	—
Amortization of discount and deferred debt issuance costs	530	371
Loss on early extinguishment of debt	—	2,596
Increase in interest expense - non-cash charges attributable to interest rate swaps	849	1,274
State income tax	56	75
Depreciation and amortization	14,154	14,300
Predecessor depreciation and amortization	—	(3,724)
EBITDA	$44,990	$45,426

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of a billed crude revenue settlement and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

Table of Contentsril 19,

	Three Months Ended March 31,
	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$18,399	$21,774
Add (subtract):
Depreciation and amortization	14,154	14,300
Predecessor depreciation and amortization	—	(3,724)
Amortization of discount and deferred debt issuance costs	530	371
Loss on early extinguishment of debt	—	2,596
Increase in interest expense - non-cash charges attributable to interest rate swaps	849	1,274
Increase (decrease) in deferred revenue attributable to shortfall billings	(1,224)	(592)
Billed crude revenue settlement	918	918
Maintenance capital expenditures (5)	(2,335)	(307)
Other non-cash adjustments	1,094	(55)
Distributable cash flow	$32,385	$36,555

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2013	December 31, 2012
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$18,193	$5,237
Working capital	$32,315	$11,826
Total assets	$1,398,186	$1,394,110
Long-term debt	$811,913	$864,674
Partners’ equity (6)	$412,604	$352,653

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $305.5 million would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations—Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Summary
Net income attributable to Holly Energy Partners for the three months ended March 31, 2013 was $18.4 million, a $3.4 million decrease compared to the three months ended March 31, 2012. This decrease in earnings is due principally to increased operating costs and expenses, lower pipeline shipments and income allocations to noncontrolling interests in the current year. Major maintenance turnarounds at both HFC's Navajo refinery and Alon's Big Spring refinery had a significant impact on pipeline and terminal volumes, contributing to the lower 2013 first quarter earnings.

Revenues for the three months ended March 31, 2013 include the recognition of $6.7 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $4.5 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2013. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Table of Contentsril 19,

Revenues
Total revenues for the three months ended March 31, 2013 were $74.3 million, a $5.9 million increase compared to the three months ended March 31, 2012. This is due principally to a $5.0 million increase in deferred revenue realized, increased shipments on the UNEV Pipeline and the effect of annual tariff increases. However major maintenance performed at the two refineries significantly impacted revenue and resulted in overall pipeline volumes being down 6% compared to the three months ended March 31, 2012.

Revenues from our refined product pipelines were $27.1 million, an increase of $2.8 million compared to the three months ended March 31, 2012. This includes the effects of a $5.6 million increase in deferred revenue realized, increased revenues of $1.7 million from increased volumes on the UNEV Pipeline and the effect of annual tariff increases. Volumes shipped on our refined product pipelines averaged 147.1 thousand barrels per day (“mbpd”) compared to 161.5 mbpd for the same period last year, with the decrease due principally to major maintenance performed at two refineries.

Revenues from our intermediate pipelines were $6.2 million, a decrease of $0.9 million compared to the three months ended March 31, 2012. This includes the effects of a $0.6 million decrease in deferred revenue realized. Volumes shipped on our intermediate pipelines averaged 120.8 mbpd compared to 123.6 mbpd for the same period last year.

Revenues from our crude pipelines were $11.6 million, an increase of $1.0 million compared to the three months ended March 31, 2012. Volumes shipped on our crude pipelines decreased to an average of 145.9 mbpd compared to 153.7 mbpd for the same period last year. Although crude pipeline shipments were down, revenues from our crude pipelines increased due to annual tariff increases, increased volumes on certain pipeline segments and minimum quarterly revenue billings on segments where volumes decreased.

Revenues from terminal, tankage and loading rack fees were $29.4 million, an increase of $2.9 million compared to the three months ended March 31, 2012. This increase is due principally to increased tankage revenues. Refined products terminalled in our facilities averaged 315.7 mbpd compared to 314.6 mbpd for the same period last year.

Operations Expense
Operations expense for the three months ended March 31, 2013 increased by $5.4 million compared to the three months ended March 31, 2012. This increase is due to higher maintenance costs incurred to coincide with refinery turnaround, environmental accruals and employee costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2013 decreased by $0.1 million compared to the three months ended March 31, 2012.

General and Administrative
General and administrative costs for the three months ended March 31, 2013 increased by $1.2 million compared to the three months ended March 31, 2012 due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.7 million for the three months ended March 31, 2013 compared to $0.8 million for the three months ended March 31, 2012.

Interest Expense
Interest expense for the three months ended March 31, 2013 totaled $12.5 million, an increase of $2.1 million compared to the three months ended March 31, 2012. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 5.9% for the three months ended March 31, 2013 and 2012.

Loss on Early Extinguishment of Debt
We recognized a charge of $2.6 million upon the early extinguishment of our 6.25% senior notes for the three months ended March 31, 2012.

Gain on Sale of Assets
Gain on sale of assets for the three months ended March 31, 2013 of $2.0 million is from a gain on the sale of property in El Paso, Texas.

Table of Contentsril 19,

State Income Tax
We recorded state income tax expense of $56,000 or the three months ended March 31, 2013 which is solely attributable to the Texas margin tax. For the three months ended March 31, 2012, we recorded expense of $75,000.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $550 million senior secured revolving credit facility expiring in June 2017 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It also is available to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

During the three months ended March 31, 2013, we received advances totaling $57.0 million and repaid $110.0 million under the Credit Agreement, resulting in net repayments of $53.0 million and an outstanding balance of $368.0 million at March 31, 2013.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

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

In February 2013, we paid regular quarterly cash distributions of $0.470, on all units in an aggregate amount of $32.7 million. Included in these distributions were $5.3 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $13.0 million during the three months ended March 31, 2013. The cash flows provided by operating activities of $30.9 million was greater than the cash flows used for financing and investing activities of $13.8 million and $4.2 million, respectively. Working capital increased by $20.5 million to $32.3 million at March 31, 2013 from $11.8 million at December 31, 2012.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $6.8 million from $24.1 million for the three months ended March 31, 2012 to $30.9 million for the three months ended March 31, 2013. This increase is due principally to $8.5 million in additional cash collections from our customers.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $6.7 million during 2012 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the three months ended March 31, 2013. Another $4.5 million is included in our accounts receivable at March 31, 2013 related to shortfalls that occurred during the three months ended March 31, 2013.

Table of Contentsril 19,

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $12.8 million from $17.0 million for the three months ended March 31, 2012 to $4.2 million for the three months ended March 31, 2013. During the three months ended March 31, 2013 and 2012, we invested $6.6 million and $17.0 million in additions to properties and equipment, respectively. The decrease is attributable to final capital costs in early 2012 in completion of the UNEV Pipeline. During the three months ended March 31, 2013, we received $2.5 million from the sale of assets.

Cash Flows—Financing Activities
Cash flows used for financing activities were $13.8 million for the three months ended March 31, 2013 compared to cash provided of $0.3 million for the three months ended March 31, 2012, a decrease of $13.4 million. During the three months ended March 31, 2013, we received $57.0 million and repaid $110.0 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and $1.5 million from the general partner to maintain its 2% interest. Additionally, we paid $32.7 million in regular quarterly cash distributions to our general and limited partners, and paid $2.7 million for the purchase of common units for recipients of our incentive grants. During the three months ended March 31, 2012, we received $36.0 million and repaid $81.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes and repaid $232.7 million of our notes. Additionally, we paid $29.7 million in regular quarterly cash distributions to our general and limited partners, we received $15.0 million from UNEV's joint venture partners, paid $1.1 million in financing costs to amend our Credit Agreement and paid $1.3 million for the purchase of common units for recipients of our incentive grants.

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

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area.  The expansion will provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we will convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline, and build new truck unloading stations and crude storage capacity.  Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35 million and $40 million.  We estimate the project will provide increased capacity of up to 100,000 barrels per day across its system and anticipates it will be in service no later than early 2014.

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada.  The project will cost approximately $13 million with construction scheduled to be completed during the second quarter of 2014.

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

Table of Contentsril 19,

Crude oil processed at HFC's Tulsa facility currently is transported on pipelines owned by Sunoco Logistics and Magellan Pipeline Company.  The second proposed pipeline would be a new 100-mile interstate petroleum products pipeline between HFC's Cheyenne, Wyoming refinery and Denver, Colorado. The 52,000 BPD refinery, with its ability to process up to 35,000 BPD of heavy Canadian crude and its close proximity to growing domestic crude production, is a significant supplier of petroleum products to the Denver market. The project also will evaluate the construction of a new petroleum products terminal in North Denver or, alternatively, the routing of the new pipeline to existing third-party product terminals in the Denver area. This infrastructure addition would ensure safe and reliable transport of petroleum products from HFC's location-advantaged refinery to its largest market. Petroleum products produced at HFC's Cheyenne, Wyoming refinery currently are transported to Denver on the Rocky Mountain Pipeline's products line owned by Plains All-American.  We anticipate that we will be in a position to decide whether to proceed with these projects in the second quarter of 2013 when preliminary engineering and detailed project cost estimates are completed and if necessary shipper commitments can be secured.

HFC and we are collaborating to construct a rail facility that will enable crude oil loading and unloading near HFC's Artesia and/or Lovington, New Mexico refining facilities.  The rail project, which will be connected to our crude oil pipeline transportation system in southeastern New Mexico, will have an initial capacity of up to 70,000 barrels per day and will enable access to a variety of crude oil types including West Texas Intermediate (WTI), West Texas Sour (WTS) and Western Canadian Select (WCS).  The project will provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for HFC.  Project completion is expected by early 2014.

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

Credit Agreement
We have a $550 million senior secured revolving credit facility expiring in June 2017 that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is available also to fund letters of credit up to a $50 million sub-limit and to fund distributions to unitholders up to a $60 million sub-limit.

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

The Credit Agreement imposes certain requirements on us which we are in compliance with currently, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net Proceeds of $294.8 million were used in March and April 2012 to redeem $185.0 million aggregate principal amount of 6.25% senior notes maturing March 1, 2015 (the “6.25 Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes due to HFC, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement. In April 2012, we redeemed $27.2 million aggregate principal amount of 6.25% Senior Notes that remained outstanding following the cash tender offer and consent solicitation.

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018 (the "8.25 Senior Notes).

Table of Contentsril 19,

Our 6.5% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants which we are in compliance with currently, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights under the Senior Notes.

Indebtedness under the Senior Notes is recourse to HEP Logistics, and guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$368,000	$421,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,562)	(4,725)
	295,438	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,525)	(1,601)
	148,475	148,399

Total long-term debt	$811,913	$864,674

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations

There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2013 and 2012. Historically, the PPI has increased an average of 3.1% annually over the past 5 calendar years.

The substantial majority of our revenues are generated under long-term contracts that provide for increases in our rates and minimum revenue guarantees annually for increases in the PPI. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases. Although the recent PPI increase may not be indicative of additional increases to be realized in the future, a significant and prolonged period of high inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers.

Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position given that the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of

Table of Contentsril 19,

significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A major discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At March 31, 2013, we have an accrual of $3.4 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2013. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2013, we adopted the accounting standard update that requires the disclosure of significant amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. The adoption of this accounting standard did not have an impact on our financial condition, results of operations or cash flows.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2013, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on a $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. Also we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of March 31, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

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

Table of Contentsril 19,

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At March 31, 2013, we had an outstanding principal balance on our 6.5% Senior Notes and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2013, the fair values of our 6.5% and 8.25% Senior Notes were $318.8 million and $161.8 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes and 8.25% Senior Notes at March 31, 2013 would result in a change of approximately $9.7 million and $4.2 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2013, borrowings outstanding under the Credit Agreement were $368.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $63.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at a reasonable level of assurance.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

In the first quarter of 2013, we paid $2.4 million for the purchase of 56,782 of our common units in the open market for the recipients of our 2013 restricted grants and to provide for vesting of performance units. The following table shows these purchases.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
January 2013	—	$—	—	$—
February 2013	—	$—	—	$—
March 2013	56,782	$42.21	—	$—
Total for January to March 2013	56,782		—

Additionally during the three months ended March 31, 2013, we withheld 14,096 of our common units from certain executives and employees in the amount of $0.5 million. These withholdings were made under the terms of our equity award agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 1, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2013	/s/ Scott C. Surplus
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

3.5
Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated January 16, 2013 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated January 16, 2013, File No. 1-32225).

3.6
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

10.1+*	Form of Performance Unit Agreement (Chairman).
10.2+*	Form of Performance Unit Agreement (Executive).
10.3+*	Form of Restricted Unit Agreement.
10.4+*	Form of Notice of Grant of Restricted Units.
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Furnished herewith.

*	Constitutes management contracts or compensatory plans or arrangements.

**	Furnished electronically herewith.