Form 10-Q
period 2013-06-30
HOLLY ENERGY PARTNERS LP
filed 2013-08-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at July 26, 2013 was 58,657,048.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$8,716	$5,237
Accounts receivable:
Trade	4,550	7,126
Affiliates	31,571	31,594
	36,121	38,720
Prepaid and other current assets	4,314	3,619
Total current assets	49,151	47,576

Properties and equipment, net	954,132	960,535
Transportation agreements, net	91,123	94,596
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,882	25,041
Other assets	10,925	9,864
Total assets	$1,386,711	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$9,358	$7,045
Affiliates	4,362	4,985
	13,720	12,030

Accrued interest	10,314	10,226
Deferred revenue	8,601	8,901
Accrued property taxes	3,649	2,688
Other current liabilities	2,042	1,905
Total current liabilities	38,326	35,750

Long-term debt	799,152	864,674
Other long-term liabilities	13,525	15,433
Deferred revenue	17,581	11,494

Class B unit	16,960	13,903

Equity:
Partners’ equity:
Common unitholders (58,657,048 and 56,782,048 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	547,261	502,809
General partner interest (2% interest)	(145,805)	(145,877)
Accumulated other comprehensive income (loss)	545	(4,279)
Total partners’ equity	402,001	352,653
Noncontrolling interest	99,166	100,203
Total equity	501,167	452,856
Total liabilities and equity	$1,386,711	$1,394,110

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands, except per unit data)
Revenues:
Affiliates	$63,187	$57,774	$124,699	$114,305
Third parties	12,098	10,886	24,884	22,770
	75,285	68,660	149,583	137,075
Operating costs and expenses:
Operations	24,538	21,907	50,403	42,382
Depreciation and amortization	15,127	14,150	29,281	28,450
General and administrative	3,100	2,487	6,332	4,526
	42,765	38,544	86,016	75,358
Operating income	32,520	30,116	63,567	61,717

Other income (expense):
Equity in earnings of SLC Pipeline	746	794	1,403	1,625
Interest expense	(11,629)	(11,324)	(24,113)	(21,729)
Interest income	4	—	107	—
Loss on early extinguishment of debt	—	(383)	—	(2,979)
Gain on sale of assets	—	—	2,022	—
	(10,879)	(10,913)	(20,581)	(23,083)
Income before income taxes	21,641	19,203	42,986	38,634
State income tax expense	(344)	(75)	(400)	(150)
Net income	21,297	19,128	42,586	38,484
Allocation of net loss attributable to Predecessors	—	2,192	—	4,053
Allocation of net loss (income) attributable to noncontrolling interests	(1,130)	683	(4,020)	1,240
Net income attributable to Holly Energy Partners	20,167	22,003	38,566	43,777
General partner interest in net income, including incentive distributions	(6,680)	(5,894)	(12,910)	(11,398)
Limited partners’ interest in net income	$13,487	$16,109	$25,656	$32,379
Limited partners’ per unit interest in earnings—basic and diluted	$0.23	$0.29	$0.44	$0.59
Weighted average limited partners’ units outstanding	58,657	54,722	57,828	54,722

(1) Restated as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income	$21,297	$19,128	$42,586	$38,484
Allocation of net loss attributable to Predecessors	—	2,192	—	4,053
Net income before noncontrolling interests	21,297	21,320	42,586	42,537

Other comprehensive income (loss):
Change in fair value of cash flow hedge	3,413	(1,508)	3,975	(1,862)
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	1,273	849	2,547
Other comprehensive income (loss)	3,413	(235)	4,824	685
Comprehensive income before noncontrolling interest	24,710	21,085	47,410	43,222
Allocation of comprehensive (income) loss to noncontrolling interests	(1,130)	683	(4,020)	1,240
Comprehensive income attributable to Holly Energy Partners	$23,580	$21,768	$43,390	$44,462

(1) Restated as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012 (1)
	(In thousands)
Cash flows from operating activities
Net income	$42,586	$38,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,281	28,450
Gain on sale of assets	(2,022)	—
Amortization of deferred charges	1,910	3,949
Equity in earnings of SLC Pipeline, net of distributions	159	(125)
Amortization of restricted and performance units	1,880	1,629
(Increase) decrease in operating assets:
Accounts receivable—trade	2,576	(3,443)
Accounts receivable—affiliates	22	3,331
Prepaid and other current assets	(695)	(723)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(518)	(6,235)
Accounts payable—affiliates	(301)	(1,264)
Accrued interest	88	1,375
Deferred revenue	5,787	(429)
Accrued property taxes	961	(286)
Other current liabilities	153	4,711
Other, net	335	342
Net cash provided by operating activities	82,202	69,766

Cash flows from investing activities
Additions to properties and equipment	(17,224)	(26,374)
Proceeds from sale of assets	2,481	—
Net cash used for investing activities	(14,743)	(26,374)

Cash flows from financing activities
Borrowings under credit agreement	154,500	99,000
Repayments of credit agreement borrowings	(220,500)	(129,000)
Proceeds from issuance of senior notes	—	294,750
Proceeds from issuance of common units	73,444	—
Repayment of notes	—	(257,900)
Contribution from general partner	1,499	—
Contributions from UNEV joint venture partners	—	15,000
Distributions to HEP unitholders	(67,419)	(59,977)
Distributions to noncontrolling interest	(2,000)	—
Purchase of units for incentive grants	(3,254)	(4,533)
Deferred financing costs	—	(3,162)
Other	(250)	277
Net cash used by financing activities	(63,980)	(45,545)

Cash and cash equivalents
Increase for the period	3,479	(2,153)
Beginning of period	5,237	6,369
End of period	$8,716	$4,216

(1) Restated as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2012	$502,809	$(145,877)	$(4,279)	$100,203	$452,856
Issuance of common units	73,444	—	—	—	73,444
Net income	29,753	11,870	—	963	42,586
Other comprehensive income	—	—	4,824	—	4,824
Capital contribution	—	1,499	—	—	1,499
Distributions to HEP unitholders	(54,696)	(12,723)	—	—	(67,419)
Distributions to UNEV joint venture partners	—	—	—	(2,000)	(2,000)
Purchase of units for restricted grants	(2,933)	—	—	—	(2,933)
Amortization of restricted and performance units	1,880	—	—	—	1,880
Class B unit accretion	(2,996)	(61)	—	—	(3,057)
Other	—	(513)	—	—	(513)
Balance June 30, 2013	$547,261	$(145,805)	$545	$99,166	$501,167

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

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split.

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

The financial information for the three and six months ended June 30, 2012 included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for those periods due to accounting rules that require retrospective restatement of previously reported results in cases of business combinations between entities under common control. We have therefore included herein the results of UNEV prior to our acquisition on July 12, 2012 referred to as results attributable to the Predecessor. See Note 2 below for additional information on the UNEV acquisition. Additional revisions were made in order to correct certain immaterial items in previously reported amounts. These revisions reduced net income attributable to Holly Energy Partners for the three and six months ended June 30, 2012 by $1.2 million and $1.4 million, respectively, and reduced the limited partners' per unit interest in net earnings - basic and diluted by $0.02 and $0.03, respectively, and were comprised principally of an adjustment of depreciation expense related to certain property and equipment.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2013 we adopted the accounting standard update that requires the disclosure of significant amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. The adoption of this accounting standard did not have an impact on our financial condition, results of operations or cash flows.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 2.	Acquisitions

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 2,059,800 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances. The Class B unit increases with each foregone incentive distribution as described above and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a value of $13.9 million at December 31, 2012 and $17.0 million at June 30, 2013.

Noncontrolling interests reported in the consolidated statements of income include the minority partner's 25% interest in UNEV and income attributable to the Class B unit representing foregone incentive distribution rights and the 7% accretion factor, which collectively amounted to $1.1 million and $4.0 million for the three and six months ended June 30, 2013, respectively.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. For the three and six months ended June 30, 2012 our consolidated statement of income includes Predecessor revenues from UNEV of $3.9 million and $7.8 million, respectively, and Predecessor net losses of $2.2 million and $4.1 million, respectively.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		June 30, 2013		December 31, 2012
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$545	$545	$—	$—

Liabilities:
Senior notes:
6.5% senior notes	Level 2	$295,601	$294,000	$295,275	$321,000
8.25% senior notes	Level 2	148,551	158,625	148,399	163,125
		444,152	452,625	443,674	484,125

Interest rate swaps	Level 2	—	—	3,430	3,430
		$444,152	$452,625	$447,104	$487,555

Level 2 Financial Instruments
Our senior notes and interest rate swaps are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. The fair value of our interest rate swaps is based on the net present value of expected future cash flows related to both variable and fixed rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input.

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Pipelines, terminals and tankage	$1,061,626	$1,049,531
Land and right of way	63,196	63,248
Construction in progress	37,032	27,150
Other	18,251	24,462
	1,180,105	1,164,391
Less accumulated depreciation	225,973	203,856
	$954,132	$960,535

We capitalized $0.2 million and $0.1 million in interest related to construction projects during the six months ended June 30, 2013 and 2012, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	43,041	39,568
	$91,123	$94,596

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

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.8 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, we have two types of incentive-based awards which are described below. The compensation cost charged against income was $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2013, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,732,433 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted unit activity and changes during the six months ended June 30, 2013 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2013 (nonvested)	58,472	$31.21
Granted	37,815	41.18
Vesting and transfer of full ownership to recipients	—	—
Outstanding at June 30, 2013 (nonvested)	96,287	$35.08

As of June 30, 2013, there was $1.6 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of June 30, 2013, estimated unit payouts for outstanding nonvested performance unit awards were at 100% to 125%.

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

A summary of performance unit activity and changes during the six months ended June 30, 2013 is presented below:

Performance Units	Units
Outstanding at January 1, 2013 (nonvested)	54,498
Granted	32,888
Vesting and transfer of common units to recipients	(25,124)
Outstanding at June 30, 2013 (nonvested)	62,262

The grant-date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2013 was $0.5 million. As of June 30, 2013, there was $1.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$355,000	$421,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,399)	(4,725)
	295,601	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,449)	(1,601)
	148,551	148,399

Total long-term debt	$799,152	$864,674

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2013, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap entered into in December 2011, effectively converts $155.0 million of our LIBOR-based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR-based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305.0 million of our variable-rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305.0 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of June 30, 2013, we had no ineffectiveness on our cash flow hedges.

At June 30, 2013, we have accumulated other comprehensive income of $0.5 million that relates to our current cash flow hedging instruments. For the three and six months ended June 30, 2013, $0.5 million and $1.9 million, respectively, of other comprehensive loss was reclassified to interest expense due to cash flow hedge settlements. Approximately $0.1 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR-based debt interest)	Other long-term assets	$545	Accumulated other comprehensive income	$545

December 31, 2012
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR-based debt interest)	Other long-term liabilities	$3,430	Accumulated other comprehensive (loss)	$(3,430)

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$6,043	$2,953
6.5% Senior Notes	9,755	5,966
6.25% Senior Notes	—	2,422
8.25% Senior Notes	6,193	6,193
Promissory Notes	—	543
Amortization of discount and deferred debt issuance costs	849	2,547
Increase in interest expense - non-cash charges attributable to interest rate swaps	1,063	875
Commitment fees	365	362
Total interest incurred	24,268	21,861
Less capitalized interest	155	132
Net interest expense	$24,113	$21,729
Cash paid for interest	$22,258	$17,039

We recognized a charge of $3.0 million upon the early extinguishment of debt for the six months ended June 30, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

Note 8:	Significant Customers

All revenues are domestic revenues, of which 95% are generated currently from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
HFC	84%	84%	83%	83%
Alon	11%	11%	10%	11%

Note 9:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Additionally such agreements require HFC to reimburse us for certain costs. Following the July 1, 2013 PPI adjustment HFC's minimum annualized payments to us under these agreements increased by $4.7 million to$225.5 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $63.2 million and $57.8 million for the three months ended June 30, 2013 and 2012, respectively, and $124.7 million and $114.3 million for the six months ended June 30, 2013 and 2012, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

•
We reimbursed HFC for costs of employees supporting our operations of $9.4 million and $7.1 million for the three months ended June 30, 2013 and 2012, respectively, and $19.2 million and $14.8 million for the six months ended June 30, 2013 and 2012, respectively.

•
HFC reimbursed us $4.3 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and $9.2 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively, for certain reimbursable costs and capital projects.

•
We distributed $17.4 million and $15.7 million for the three months ended June 30, 2013 and 2012, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the six months ended June 30, 2013 and 2012 we distributed $34.8 million and $31.0 million, respectively.

•	Accounts receivable from HFC were $31.6 million and $31.6 million at June 30, 2013 and December 31, 2012, respectively.

•	Accounts payable to HFC were $4.4 million and $5.0 million at June 30, 2013 and December 31, 2012, respectively.

•
Revenues for the three and the six months ended June 30, 2013 include $0.7 million and $4.7 million, respectively, of shortfall payments billed in 2012, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2013 and December 31, 2012, includes $5.0 million and $5.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.0 million deferred at June 30, 2013.

•	We acquired from HFC 75% interest in the UNEV Pipeline in July 2012. See Note 2 for a description of this transaction.

Note 10:	Partners’ Equity

As of June 30, 2013, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
General partner interest in net income	$275	$329	$522	$661
General partner incentive distribution	6,405	5,565	12,388	10,737
Total general partner interest in net income	$6,680	$5,894	$12,910	$11,398

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On July 26, 2013 we announced our cash distribution for the second quarter of 2013 of $0.4850 per unit. The distribution is payable on all common and general partner units and will be paid August 14, 2013 to all unitholders of record on August 5, 2013.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per unit data)
General partner interest in net income	$737	$622	$1,456	$1,227
General partner incentive distribution	6,405	5,565	12,388	10,737
Total general partner distribution	7,142	6,187	13,844	11,964
Limited partner distribution	28,448	24,899	56,457	49,387
Total regular quarterly cash distribution	$35,590	$31,086	$70,301	$61,351
Cash distribution per unit applicable to limited partners	$0.485	$0.455	$0.963	$0.903

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets of $305.3 million would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Prior period amounts have been recast to include UNEV operations acquired July 12, 2012, as if it had been acquired January 1, 2012. This treatment is required as the transactions were between entities under common control. Additionally, certain reclassifications for prior periods have been made to conform to the current year presentation.

Condensed Consolidating Balance Sheet

June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$8,714	$—	$8,716
Accounts receivable	—	32,791	3,604	(274)	36,121
Intercompany accounts receivable (payable)	27,621	(27,621)	—	—	—
Prepaid and other current assets	81	2,837	1,396	—	4,314
Total current assets	27,704	8,007	13,714	(274)	49,151
Properties and equipment, net	—	562,282	391,850	—	954,132
Investment in subsidiaries	827,307	297,498	—	(1,124,805)	—
Transportation agreements, net	—	91,123	—	—	91,123
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,882	—	—	24,882
Other assets	1,752	9,173	—	—	10,925
Total assets	$856,763	$1,249,463	$405,564	$(1,125,079)	$1,386,711

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$11,094	$2,900	$(274)	$13,720
Accrued interest	10,198	116	—	—	10,314
Deferred revenue	—	5,094	3,507	—	8,601
Accrued property taxes	—	1,349	2,300	—	3,649
Other current liabilities	334	1,657	51	—	2,042
Total current liabilities	10,532	19,310	8,758	(274)	38,326

Long-term debt	444,152	355,000	—	—	799,152
Other long-term liabilities	78	13,305	142	—	13,525
Deferred revenue	—	17,581	—	—	17,581
Class B unit	—	16,960	—	—	16,960
Equity - partners	402,001	827,307	396,664	(1,223,971)	402,001
Equity - noncontrolling interest	—	—	—	99,166	99,166
Total liabilities and partners’ equity	$856,763	$1,249,463	$405,564	$(1,125,079)	$1,386,711

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$823	$4,412	$—	$5,237
Accounts receivable	—	32,319	6,401	—	38,720
Intercompany accounts receivable (payable)	42,194	(42,194)	—	—	—
Prepaid and other current assets	224	2,395	1,000	—	3,619
Total current assets	42,420	(6,657)	11,813	—	47,576
Properties and equipment, net	—	563,701	396,834	—	960,535
Investment in subsidiaries	763,569	300,607	—	(1,064,176)	—
Transportation agreements, net	—	94,596	—	—	94,596
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	25,041	—	—	25,041
Other assets	1,154	8,710	—	—	9,864
Total assets	$807,143	$1,242,496	$408,647	$(1,064,176)	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,745	$1,285	$—	$12,030
Accrued interest	10,198	28	—	—	10,226
Deferred revenue	—	3,319	5,582	—	8,901
Accrued property taxes	—	1,923	765	—	2,688
Other current liabilities	563	1,274	68	—	1,905
Total current liabilities	10,761	17,289	7,700	—	35,750
Long-term debt	443,674	421,000	—	—	864,674
Other long-term liabilities	55	15,241	137	—	15,433
Deferred revenue	—	11,494	—	—	11,494
Class B unit	—	13,903	—	—	13,903
Equity - partners	352,653	763,569	400,810	(1,164,379)	352,653
Equity - noncontrolling interest	—	—	—	100,203	100,203
Total liabilities and partners’ equity	$807,143	$1,242,496	$408,647	$(1,064,176)	$1,394,110

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$60,797	$2,698	$(308)	$63,187
Third parties	—	10,116	1,982	—	12,098
	—	70,913	4,680	(308)	75,285
Operating costs and expenses:
Operations	—	22,104	2,742	(308)	24,538
Depreciation and amortization	—	11,543	3,584	—	15,127
General and administrative	983	2,117	—	—	3,100
	983	35,764	6,326	(308)	42,765
Operating income (loss)	(983)	35,149	(1,646)	—	32,520
Equity in earnings (loss) of subsidiaries	29,413	(1,234)	—	(28,179)	—
Equity in earnings of SLC Pipeline	—	746	—	—	746
Interest expense	(8,263)	(3,366)	—	—	(11,629)
Interest income	—	3	1	—	4
	21,150	(3,851)	1	(28,179)	(10,879)
Income (loss) before income taxes	20,167	31,298	(1,645)	(28,179)	21,641
State income tax expense	—	(344)	—	—	(344)
Net income (loss)	20,167	30,954	(1,645)	(28,179)	21,297
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(1,130)	(1,130)
Net income (loss) attributable to Holly Energy Partners	20,167	30,954	(1,645)	(29,309)	20,167
Other comprehensive income	3,413	3,413	—	(3,413)	3,413
Comprehensive income (loss)	$23,580	$34,367	$(1,645)	$(32,722)	$23,580

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$55,263	$2,776	$(265)	$57,774
Third parties	—	9,752	1,134	—	10,886
	—	65,015	3,910	(265)	68,660
Operating costs and expenses:
Operations	—	19,121	3,051	(265)	21,907
Depreciation and amortization	—	10,562	3,588	—	14,150
General and administrative	484	2,003	—	—	2,487
	484	31,686	6,639	(265)	38,544
Operating income (loss)	(484)	33,329	(2,729)	—	30,116
Equity in earnings (loss) of subsidiaries	28,987	(2,046)	—	(26,941)	—
Equity in earnings of SLC Pipeline	—	794	—	—	794
Interest expense	(8,309)	(3,015)	—	—	(11,324)
Loss on early extinguishment of debt	(383)	—	—	—	(383)
	20,295	(4,267)	—	(26,941)	(10,913)
Income (loss) before income taxes	19,811	29,062	(2,729)	(26,941)	19,203
State income tax expense	—	(75)	—	—	(75)
Net income (loss)	19,811	28,987	(2,729)	(26,941)	19,128
Allocation of net loss attributable to Predecessors	2,192	—	—	—	2,192
Allocation of net loss attributable to noncontrolling interests	—	—	—	683	683
Net income (loss) attributable to Holly Energy Partners	22,003	28,987	(2,729)	(26,258)	22,003
Other comprehensive income (loss)	(235)	(235)	—	235	(235)
Comprehensive income (loss)	$21,768	$28,752	$(2,729)	$(26,023)	$21,768

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations		Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$115,210	$10,100	$(611)		$124,699
Third parties	—	18,523	6,361	—		24,884
	—	133,733	16,461	(611)		149,583
Operating costs and expenses:
Operations	—	45,471	5,543	(611)		50,403
Depreciation and amortization	—	22,113	7,168	—		29,281
General and administrative	1,791	4,541	—	—		6,332
	1,791	72,125	12,711	(611)		86,016
Operating income (loss)	(1,791)	61,608	3,750	—	—	63,567
Equity in earnings (loss) of subsidiaries	56,872	2,890	—	(59,762)		—
Equity in earnings of SLC Pipeline	—	1,403	—	—		1,403
Interest expense	(16,515)	(7,598)	—	—		(24,113)
Interest income	—	3	104	—		107
Other	—	2,022	—	—		2,022
	40,357	(1,280)	104	(59,762)		(20,581)
Income before income taxes	38,566	60,328	3,854	(59,762)		42,986
State income tax expense	—	(400)	—	—		(400)
Net income	38,566	59,928	3,854	(59,762)		42,586
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(4,020)		(4,020)
Net income attributable to Holly Energy Partners	38,566	59,928	3,854	(63,782)		38,566
Other comprehensive income	4,824	4,824	—	(4,824)		4,824
Comprehensive income	$43,390	$64,752	$3,854	$(68,606)		$43,390

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$109,293	$5,540	$(528)	$114,305
Third parties	—	20,497	2,273	—	22,770
	—	129,790	7,813	(528)	137,075
Operating costs and expenses:
Operations	—	37,262	5,648	(528)	42,382
Depreciation and amortization	—	21,326	7,124	—	28,450
General and administrative	1,926	2,600	—	—	4,526
	1,926	61,188	12,772	(528)	75,358
Operating income (loss)	(1,926)	68,602	(4,959)	—	61,717
Equity in earnings (loss) of subsidiaries	59,647	(3,719)	—	(55,928)	—
Equity in earnings of SLC Pipeline	—	1,625	—	—	1,625
Interest expense	(15,018)	(6,711)	—	—	(21,729)
Loss on early extinguishment of debt	(2,979)	—	—	—	(2,979)
	41,650	(8,805)	—	(55,928)	(23,083)
Income (loss) before income taxes	39,724	59,797	(4,959)	(55,928)	38,634
State income tax expense	—	(150)	—	—	(150)
Net income (loss)	39,724	59,647	(4,959)	(55,928)	38,484
Allocation of net loss attributable to Predecessors	4,053	—	—	—	4,053
Allocation of net loss attributable to noncontrolling interests	—	—	—	1,240	1,240
Net income (loss) attributable to Holly Energy Partners	43,777	59,647	(4,959)	(54,688)	43,777
Other comprehensive income (loss)	685	685	—	(685)	685
Comprehensive income (loss)	$44,462	$60,332	$(4,959)	$(55,373)	$44,462

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(4,020)	$79,182	$13,040	$(6,000)	$82,202

Cash flows from investing activities
Additions to properties and equipment	—	(16,486)	(738)	—	(17,224)
Proceeds from sale of assets	—	2,481	—	—	2,481
	—	(14,005)	(738)	—	(14,743)

Cash flows from financing activities
Net borrowings under credit agreement	—	(66,000)	—	—	(66,000)
Proceeds from issuance of common units	73,444	—	—	—	73,444
Contribution from general partners	1,499	—	—	—	1,499
Distributions to HEP unitholders	(67,419)	—	—	—	(67,419)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Purchase of units for incentive grants	(3,254)	—	—	—	(3,254)
Other	(250)	—	—	—	(250)
	4,020	(66,000)	(8,000)	6,000	(63,980)
Cash and cash equivalents
Increase for the period	—	(823)	4,302	—	3,479
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$—	$8,714	$—	$8,716

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(45,135)	$118,635	$(3,734)	$—	$69,766

Cash flows from investing activities
Additions to properties and equipment	—	(12,008)	(14,366)	—	(26,374)

Cash flows from financing activities
Net borrowings under credit agreement	—	(30,000)	—	—	(30,000)
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Repayments of notes	(185,000)	(72,900)	—	—	(257,900)
Capital contribution from UNEV joint partners	—	—	15,000	—	15,000
Distributions to HEP unitholders	(59,977)	—	—	—	(59,977)
Purchase of units for incentive grants	(4,533)	—	—	—	(4,533)
Deferred financing costs	(567)	(2,595)	—	—	(3,162)
Other	462	(185)	—	—	277
	45,135	(105,680)	15,000	—	(45,545)
Cash and cash equivalents
Increase (decrease) for the period	—	947	(3,100)	—	(2,153)
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$4,214	$—	$—	$4,216

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split.

We believe the continuing growth of crude production in the Permian Basin and throughout the Mid-Continent and favorable refining economics should support strong throughput to the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

UNEV Pipeline Interest Acquisition
We acquired HFC's 75% interest in UNEV on July 12, 2012. We paid consideration consisting of $260.9 million in cash and 2,059,800 of our common units. Also, under the terms of the transaction, we issued to HFC a Class B unit comprising an equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2013 PPI adjustment HFC's minimum annualized payments to us under these agreements increased by $4.7 million to $225.5 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

Table of Contentsril 19,

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. The terms under this agreement expire beginning in 2018 through 2022. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. As of June 30, 2013, these agreements with Alon will result in minimum annualized payments to us of $31.7 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Change from
	2013	2012 (1)	2012
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$16,952	$15,520	$1,432
Affiliates—intermediate pipelines	7,291	6,712	579
Affiliates—crude pipelines	12,187	10,994	1,193
	36,430	33,226	3,204
Third parties—refined product pipelines	9,823	8,857	966
	46,253	42,083	4,170
Terminals, tanks and loading racks:
Affiliates	26,757	24,540	2,217
Third parties	2,275	2,037	238
	29,032	26,577	2,455
Total revenues	75,285	68,660	6,625
Operating costs and expenses:
Operations	24,538	21,907	2,631
Depreciation and amortization	15,127	14,150	977
General and administrative	3,100	2,487	613
	42,765	38,544	4,221
Operating income	32,520	30,116	2,404
Other income (expense):
Equity in earnings of SLC Pipeline	746	794	(48)
Interest expense, including amortization	(11,629)	(11,324)	(305)
Interest income	4	—	4
Loss on early extinguishment of debt	—	(383)	383
	(10,879)	(10,913)	34
Income before income taxes	21,641	19,203	2,438
State income tax expense	(344)	(75)	(269)
Net income	21,297	19,128	2,169
Allocation of net loss attributable to Predecessors	—	2,192	(2,192)
Allocation of net loss (income) attributable to noncontrolling interests	(1,130)	683	(1,813)
Net income attributable to Holly Energy Partners	20,167	22,003	(1,836)
General partner interest in net income, including incentive distributions (2)	(6,680)	(5,894)	(786)
Limited partners’ interest in net income	$13,487	$16,109	$(2,622)
Limited partners’ earnings per unit—basic and diluted (2)	$0.23	$0.29	$(0.06)
Weighted average limited partners’ units outstanding	58,657	54,722	3,935
EBITDA (3)	$47,263	$44,201	$3,062
Distributable cash flow (4)	$36,065	$34,520	$1,545

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,519	101,886	17,633
Affiliates—intermediate pipelines	142,406	137,115	5,291
Affiliates—crude pipelines	184,267	168,047	16,220
	446,192	407,048	39,144
Third parties—refined product pipelines	67,044	56,297	10,747
	513,236	463,345	49,891
Terminals and loading racks:
Affiliates	274,040	267,988	6,052
Third parties	59,810	48,825	10,985
	333,850	316,813	17,037
Total for pipelines and terminal assets (bpd)	847,086	780,158	66,928

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2013	2012 (1)	2012
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$33,723	$30,384	$3,339
Affiliates—intermediate pipelines	13,463	13,757	(294)
Affiliates—crude pipelines	23,765	21,538	2,227
	70,951	65,679	5,272
Third parties—refined product pipelines	20,166	18,318	1,848
	91,117	83,997	7,120
Terminals, tanks and loading racks:
Affiliates	53,748	48,626	5,122
Third parties	4,718	4,452	266
	58,466	53,078	5,388
Total revenues	149,583	137,075	12,508
Operating costs and expenses:
Operations	50,403	42,382	8,021
Depreciation and amortization	29,281	28,450	831
General and administrative	6,332	4,526	1,806
	86,016	75,358	10,658
Operating income	63,567	61,717	1,850
Other income (expense):
Equity in earnings of SLC Pipeline	1,403	1,625	(222)
Interest expense, including amortization	(24,113)	(21,729)	(2,384)
Interest income	107	—	107
Loss on early extinguishment of debt	—	(2,979)	2,979
Gain on sale of assets	2,022	—	2,022
	(20,581)	(23,083)	2,502
Income before income taxes	42,986	38,634	4,352
State income tax expense	(400)	(150)	(250)
Net income	42,586	38,484	4,102
Allocation of net loss attributable to Predecessors	—	4,053	(4,053)
Allocation of net loss (income) attributable to noncontrolling interests	(4,020)	1,240	(5,260)
Net income attributable to Holly Energy Partners	38,566	43,777	(5,211)
General partner interest in net income, including incentive distributions (2)	12,910	11,398	1,512
Limited partners’ interest in net income	$25,656	$32,379	$(6,723)
Limited partners’ earnings per unit—basic and diluted (2)	$0.44	$0.59	$(0.15)
Weighted average limited partners’ units outstanding	57,828	54,722	3,106
EBITDA (3)	$92,253	$89,626	$2,627
Distributable cash flow (4)	$68,450	$71,075	$(2,625)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	106,904	99,556	7,348
Affiliates—intermediate pipelines	131,651	130,341	1,310
Affiliates—crude pipelines	165,203	160,855	4,348
	403,758	390,752	13,006
Third parties—refined product pipelines	60,054	60,292	(238)
	463,812	451,044	12,768
Terminals and loading racks:
Affiliates	267,179	265,109	2,070
Third parties	57,647	50,604	7,043
	324,826	315,713	9,113
Total for pipelines and terminal assets (bpd)	788,638	766,757	21,881

(1)
The financial amounts presented here have been restated from those we previously reported for this period. See Note 1 in Notes to Consolidated Financial Statements included in Item 1 for a discussion of these revisions.

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

Table of Contentsril 19,

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$20,167	$22,003	$38,566	$43,777
Add:
Interest expense	11,096	9,547	22,201	18,307
Interest income	(4)	—	(107)	—
Amortization of discount and deferred debt issuance costs	533	503	1,063	875
Loss on early extinguishment of debt	—	383	—	2,979
Increase in interest expense - non-cash charges attributable to interest rate swaps	—	1,274	849	2,547
State income tax	344	75	400	150
Depreciation and amortization	15,127	14,150	29,281	28,450
Predecessor depreciation and amortization	—	(3,734)	—	(7,459)
EBITDA	$47,263	$44,201	$92,253	$89,626

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of a billed crude revenue settlement and maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. Also it is used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

Table of Contentsril 19,

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$20,167	$22,003	$38,566	$43,777
Add (subtract):
Depreciation and amortization	15,127	14,150	29,281	28,450
Predecessor depreciation and amortization	—	(3,734)	—	(7,459)
Amortization of discount and deferred debt issuance costs	533	503	1,063	875
Loss on early extinguishment of debt	—	383	—	2,979
Increase in interest expense - non-cash charges attributable to interest rate swaps	—	1,274	849	2,547
Increase (decrease) in deferred revenue attributable to shortfall billings	1,375	163	152	(429)
Billed crude revenue settlement	—	917	918	1,835
Maintenance capital expenditures (5)	(2,176)	(1,292)	(4,512)	(1,599)
Other non-cash adjustments	1,039	153	2,133	99
Distributable cash flow	$36,065	$34,520	$68,450	$71,075

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $305.3 million would have been recorded in our financial statements, as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

	June 30, 2013	December 31, 2012
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$8,716	$5,237
Working capital	$10,825	$11,826
Total assets	$1,386,711	$1,394,110
Long-term debt	$799,152	$864,674
Partners’ equity (6)	$402,001	$352,653

Results of Operations—Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Summary
Net income for the second quarter was $21.3 million compared to $19.1 million for the second quarter of 2012. The increase in net income is due principally to increased pipeline shipments and annual tariff increases, partially offset by increased operating costs and expenses. Net income attributable to Holly Energy Partners for the second quarter was $20.2 million compared to $22.0 million for the second quarter of 2012. The decrease in net income attributable to Holly Energy Partners is due principally to allocations of income to noncontrolling interests.

Revenues for the three months ended June 30, 2013 include the recognition of $0.7 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $2.8 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2013. Such deferred revenue will be recognized in earnings either as payment for shipments in excess

Table of Contentsril 19,

of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the quarter were $75.3 million, a $6.6 million increase compared to the second quarter of 2012. The revenue increase was due to increased pipeline shipments and the effect of annual tariff increases. Overall pipeline volumes were up 11% compared to the three months ended June 30, 2012.
Revenues from our refined product pipelines were $26.8 million, an increase of $2.4 million primarily due to increased refined product shipments and the effect of annual tariff increases. Shipments averaged 186.6 thousand barrels per day (“mbpd”) compared to 158.2 mbpd for the second quarter of 2012.
Revenues from our intermediate pipelines were $7.3 million, an increase of $0.6 million, on shipments averaging 142.4 mbpd compared to 137.1 mbpd for the second quarter of 2012.
Revenues from our crude pipelines were $12.2 million, an increase of $1.2 million, on shipments averaging 184.3 mbpd compared to 168.0 mbpd for the second quarter of 2012.
Revenues from terminal, tankage and loading rack fees were $29.0 million, an increase of $2.5 million compared to the second quarter of 2012. Refined products terminalled in our facilities averaged 333.9 mbpd compared to 316.8 mbpd for the second quarter of 2012.
Operations Expense
Operations expense for the three months ended June 30, 2013 increased by $2.6 million compared to the three months ended June 30, 2012. This increase is due to higher maintenance costs, environmental accruals and employee costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2013 increased by $1.0 million compared to the three months ended June 30, 2012 due to asset abandonment charges related to tankage.

General and Administrative
General and administrative costs for the three months ended June 30, 2013 increased by $0.6 million compared to the three months ended June 30, 2012 due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.7 million for the three months ended June 30, 2013 compared to $0.8 million for the three months ended June 30, 2012.

Interest Expense
Interest expense for the three months ended June 30, 2013 totaled $11.6 million, an increase of $0.3 million compared to the three months ended June 30, 2012. Our aggregate effective interest rates were 5.8% and 7.3% for the three months ended June 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $0.4 million upon the early extinguishment of our 6.25% senior notes for the three months ended June 30, 2012.

State Income Tax
We recorded state income tax expense of $344,000 for the three months ended June 30, 2013 which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax that is based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct cost of goods sold which will result in lower cash taxes to HEP in the current and future years.  The change also resulted in a one-time charge of $336,000 to establish a deferred tax liability. For the three months ended June 30, 2012, we recorded state income tax expense of $75,000.

Table of Contentsril 19,

Results of Operations—Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2013 was $38.6 million, a $5.2 million decrease compared to the six months ended June 30, 2012. This decrease in earnings is due principally to increased costs and expenses and income allocations to noncontrolling interests, partially offset by revenue increases. Revenue increased for the six months ended June 30, 2013 due to overall increased pipeline shipments, annual tariff increases and deferred revenue recognition. Additionally, major maintenance turnarounds at both HFC's Navajo refinery and Alon's Big Spring refinery had a significant impact on pipeline and terminal volumes during the first quarter of 2013, contributing to the lower 2013 six months earnings.

Revenues for the six months ended June 30, 2013 include the recognition of $7.3 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $7.3 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2013. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the six months ended June 30, 2013 were $149.6 million, a $12.5 million increase compared to the first six months ended June 30, 2012. This is due principally to a $4.8 million increase in deferred revenue realized, increased pipeline shipments in the second quarter and the effect of annual tariff increases.

Revenues from our refined product pipelines were $53.9 million, an increase of $5.2 million primarily due to the effects of a $5.6 million increase in deferred revenue realized. Shipments averaged 167.0 thousand barrels per day (“mbpd”) compared to 159.8 mbpd for the six months ended June 30, 2012.
Revenues from our intermediate pipelines were $13.5 million, a decrease of $0.3 million, on shipments averaging 131.7 mbpd compared to 130.3 mbpd for the six months ended June 30, 2012. The decrease in revenue is due to the effects of a $0.7 million decrease in deferred revenue realized.
Revenues from our crude pipelines were $23.8 million, an increase of $2.2 million, on shipments averaging 165.2 mbpd compared to 160.9 mbpd for the six months ended June 30, 2012.
Revenues from terminal, tankage and loading rack fees were $58.5 million, an increase of $5.4 million compared to the six months ended June 30, 2012. This increase is due principally to increased tankage revenues. Refined products terminalled in our facilities averaged 324.8 mbpd compared to 315.7 mbpd for the six months ended June 30, 2012.
Operations Expense
Operations expense for the six months ended June 30, 2013 increased by $8.0 million compared to the six months ended June 30, 2012. This increase is due to higher maintenance costs, environmental accruals and employee costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2013 increased by $0.8 million compared to the six months ended June 30, 2012 due to asset abandonment charges related to tankage.

General and Administrative
General and administrative costs for the six months ended June 30, 2013 increased by $1.8 million compared to the six months ended June 30, 2012 due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $1.4 million for the six months ended June 30, 2013 compared to $1.6 million for the six months ended June 30, 2012.

Interest Expense
Interest expense for the six months ended June 30, 2013 totaled $24.1 million, an increase of $2.4 million compared to the six months ended June 30, 2012. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rates were 5.8% and 7.4% for the six months ended June 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the six months ended June 30, 2012.

Table of Contentsril 19,

Gain on Sale of Assets
Gain on sale of assets for the six months ended June 30, 2013 of $2.0 million is a gain on the sale of property in El Paso, Texas.

State Income Tax
We recorded state income tax expense of $400,000 for the six months ended June 30, 2013 which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax that is based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct cost of goods sold which will result in lower cash taxes to HEP in the current and future years.  The change also resulted in a one-time charge of $336,000 to establish a deferred tax liability. For the six months ended June 30, 2012, we recorded state income tax expense of $150,000.

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

During the six months ended June 30, 2013, we received advances totaling $154.5 million and repaid $220.5 million under the Credit Agreement, resulting in net repayments of $66.0 million and an outstanding balance of $355.0 million at June 30, 2013.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time to fund capital expenditures.

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

In May 2013, we paid regular quarterly cash distributions of $0.4775, on all units in an aggregate amount of $67.4 million. Included in these distributions were $6.0 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $3.5 million during the six months ended June 30, 2013. The cash flows provided by operating activities of $82.2 million was greater than the cash flows used for financing and investing activities of $64.0 million and $14.7 million, respectively. Working capital decreased by $1.0 million to $10.8 million at June 30, 2013 from $11.8 million at December 31, 2012.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $12.4 million from $69.8 million for the six months ended June 30, 2012 to $82.2 million for the six months ended June 30, 2013. This increase is due principally to $16.7 million in additional cash collections from our customers partially offset by payments attributable to increased operating expenses.

Table of Contentsril 19,

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $7.3 million during 2012 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the six months ended June 30, 2013. Another $7.4 million is included in our accounts receivable at June 30, 2013 related to shortfalls that occurred during the six months ended June 30, 2013.

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $11.6 million from $26.4 million for the six months ended June 30, 2012 to $14.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, we invested $17.2 million and $26.4 million in additions to properties and equipment, respectively. The decrease is attributable to capital costs incurred in early 2012 in completion of the UNEV Pipeline. During the six months ended June 30, 2013, we received $2.5 million proceeds from the sale of assets.

Cash Flows—Financing Activities
Cash flows used for financing activities were $64.0 million for the six months ended June 30, 2013 compared to $45.5 million for the six months ended June 30, 2012, an increase of $18.4 million. During the six months ended June 30, 2013, we received $154.5 million and repaid $220.5 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and $1.5 million from the general partner to maintain its 2% interest. Additionally, we paid $67.4 million in regular quarterly cash distributions to our general and limited partners, and paid $3.3 million for the purchase of common units for recipients of our incentive grants. Also we paid $2.0 million to the UNEV noncontrolling interest joint venture partner. During the six months ended June 30, 2012, we received $99.0 million and repaid $129.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes and repaid $257.9 million of our notes. Additionally, we paid $60.0 million in regular quarterly cash distributions to our general and limited partners, we received $15.0 million from UNEV's joint venture partners, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.5 million for the purchase of common units for recipients of our incentive grants.

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

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area.  The expansion will provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we will convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline, and build new truck unloading stations and crude storage capacity.  Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35 million and $40 million.  We estimate the project will provide increased capacity of up to 100,000 barrels per day across the system and anticipate it will be in full service no later than May 2014 though some segments may be completed and in service in late 2013.

Table of Contentsril 19,

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada.  The project will cost approximately $13 million with construction scheduled to be completed during the second quarter of 2014.

We also are currently evaluating two proposed new pipelines.  The first proposed pipeline would be a new intrastate crude oil pipeline between Cushing, Oklahoma and HFC's Tulsa, Oklahoma refinery. The 50-mile line would provide safe and reliable transport of Cushing sourced domestic and Canadian crude oil to HFC's 125,000 BPD Tulsa facility. The pipeline would allow for a significant portion of crude oil transported to be heavy Canadian and sour crude oil. Crude oil processed at HFC's Tulsa facility currently is transported on pipelines owned by Sunoco Logistics and Magellan Pipeline Company.  The second proposed pipeline would be a new 100-mile interstate petroleum products pipeline between HFC's Cheyenne, Wyoming refinery and Denver, Colorado. The 52,000 BPD refinery, with its ability to process up to 35,000 BPD of heavy Canadian crude and its close proximity to growing domestic crude production, is a significant supplier of petroleum products to the Denver market. The project also will evaluate the construction of a new petroleum products terminal in North Denver or, alternatively, the routing of the new pipeline to existing third-party product terminals in the Denver area. This infrastructure addition would ensure safe and reliable transport of petroleum products from HFC's location-advantaged refinery to its largest market. Petroleum products produced at HFC's Cheyenne, Wyoming refinery currently are transported to Denver on the Rocky Mountain Pipeline's products line owned by Plains All-American.  We anticipate that we will decide whether to proceed with these projects in the third quarter of 2013.

HFC and we are collaborating to evaluate the construction of a rail facility that will enable crude oil loading and unloading near HFC's Artesia and/or Lovington, New Mexico refining facilities.  The rail project, which will be connected to our crude oil pipeline transportation system in southeastern New Mexico, will have an initial capacity of up to 70,000 barrels per day and will enable access to a variety of crude oil types including West Texas Intermediate (WTI), West Texas Sour (WTS) and Western Canadian Select (WCS).  The project will provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for HFC.  We anticipate project completion would take nine to twelve months once the decision to proceed is made.

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

Table of Contentsril 19,

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018 (the "8.25 Senior Notes").

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$355,000	$421,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,399)	(4,725)
	295,601	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,449)	(1,601)
	148,551	148,399

Total long-term debt	$799,152	$864,674

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations

There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2013 and 2012. Historically, the PPI has increased an average of 3.2% annually over the past 5 calendar years.

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

Table of Contentsril 19,

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At June 30, 2013, we have an accrual of $3.6 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

New Accounting Pronouncements

Presentation of Comprehensive Income
Effective January 1, 2013, we adopted the accounting standard update that required the disclosure of significant amounts reclassified out of accumulated other comprehensive income by component either on the face of the financial statements or in the notes. The adoption of this accounting standard did not have an impact on our financial condition, results of operations or cash flows.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2013, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.49%. This swap contract matures in February 2016. Also we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.50% as of June 30, 2013, which equaled an effective interest rate of 3.24%. Both of these swap contracts mature in July 2017.

We review publicly available information on our counterparties in order to monitor their financial stability and assess their ongoing ability to honor their commitments under the interest rate swap contracts. These counterparties are large financial institutions.

Table of Contentsril 19,

Furthermore, we have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their respective commitments.

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At June 30, 2013, we had an outstanding principal balance on our 6.5% Senior Notes and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2013, the fair values of our 6.5% and 8.25% Senior Notes were $294.0 million and $158.6 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes and 8.25% Senior Notes at June 30, 2013 would result in a change of approximately $10.8 million and $4.2 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2013, borrowings outstanding under the Credit Agreement were $355.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $50.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at a reasonable level of assurance.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
April 2013	214	$40.73	—	$—
May 2013	—	$—	—	$—
June 2013	—	$—	—	$—
Total for April to June 2013	214		—

The units reported represent purchases settled during the three months ended June 30, 2013 related to withholdings made under the terms of our equity award agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 1, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2013	/s/ Scott C. Surplus
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

10.1
Transportation Services Agreement dated July 16, 2013 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P.  (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-32225).

10.2
Eighth Amended and Restated Omnibus Agreement dated July 16, 2013 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 22, 2013, File No. 1-32225).

10.3+
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated as of July 16, 2013, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C.

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
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
**	Filed electronically herewith.