Form 10-Q
period 2013-09-30
HOLLY ENERGY PARTNERS LP
filed 2013-11-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at October 25, 2013 was 58,657,048.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$11,220	$5,237
Accounts receivable:
Trade	5,185	7,126
Affiliates	30,691	31,594
	35,876	38,720
Prepaid and other current assets	4,339	3,619
Total current assets	51,435	47,576

Properties and equipment, net	950,564	960,535
Transportation agreements, net	89,386	94,596
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,966	25,041
Other assets	9,523	9,864
Total assets	$1,382,372	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$8,839	$7,045
Affiliates	4,162	4,985
	13,001	12,030

Accrued interest	2,280	10,226
Deferred revenue	12,427	8,901
Accrued property taxes	5,209	2,688
Other current liabilities	2,408	1,905
Total current liabilities	35,325	35,750

Long-term debt	809,391	864,674
Other long-term liabilities	13,639	15,433
Deferred revenue	19,835	11,494

Class B unit	18,528	13,903

Equity:
Partners’ equity:
Common unitholders (58,657,048 and 56,782,048 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	534,076	502,809
General partner interest (2% interest)	(146,014)	(145,877)
Accumulated other comprehensive loss	(552)	(4,279)
Total partners’ equity	387,510	352,653
Noncontrolling interest	98,144	100,203
Total equity	485,654	452,856
Total liabilities and equity	$1,382,372	$1,394,110

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands, except per unit data)
Revenues:
Affiliates	$65,523	$62,115	$190,222	$176,420
Third parties	12,200	11,939	37,084	34,709
	77,723	74,054	227,306	211,129
Operating costs and expenses:
Operations	21,686	22,732	72,089	65,114
Depreciation and amortization	19,449	14,351	48,730	42,801
General and administrative	2,415	1,399	8,747	5,925
	43,550	38,482	129,566	113,840
Operating income	34,173	35,572	97,740	97,289

Other income (expense):
Equity in earnings of SLC Pipeline	835	877	2,238	2,502
Interest expense	(11,816)	(12,540)	(35,929)	(34,269)
Interest income	3	—	110	—
Other income	61	—	61	—
Loss on early extinguishment of debt	—	—	—	(2,979)
Gain (loss) on sale of assets	(159)	—	1,863	—
	(11,076)	(11,663)	(31,657)	(34,746)
Income before income taxes	23,097	23,909	66,083	62,543
State income tax expense	(40)	(137)	(440)	(287)
Net income	23,057	23,772	65,643	62,256
Allocation of net loss attributable to Predecessor	—	146	—	4,199
Allocation of net loss (income) attributable to noncontrolling interests	(1,172)	(582)	(5,192)	658
Net income attributable to Holly Energy Partners	21,885	23,336	60,451	67,113
General partner interest in net income, including incentive distributions	(7,128)	(5,276)	(20,038)	(16,674)
Limited partners’ interest in net income	$14,757	$18,060	$40,413	$50,439
Limited partners’ per unit interest in earnings—basic and diluted	$0.25	$0.32	$0.69	$0.91
Weighted average limited partners’ units outstanding	58,657	56,536	58,108	55,332

(1) Restated as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income	$23,057	$23,772	$65,643	$62,256
Allocation of net loss attributable to Predecessor	—	146	—	4,199
Net income before noncontrolling interests	23,057	23,918	65,643	66,455

Other comprehensive income (loss):
Change in fair value of cash flow hedge	(1,097)	(1,381)	2,878	(3,243)
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	1,274	849	3,821
Other comprehensive income (loss)	(1,097)	(107)	3,727	578
Comprehensive income before noncontrolling interest	21,960	23,811	69,370	67,033
Allocation of comprehensive (income) loss to noncontrolling interests	(1,172)	(582)	(5,192)	658
Comprehensive income attributable to Holly Energy Partners	$20,788	$23,229	$64,178	$67,691

(1) Restated as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012 (1)
	(In thousands)
Cash flows from operating activities
Net income	$65,643	$62,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,730	42,801
Gain on sale of assets	(1,863)	—
Amortization of deferred charges	2,440	5,752
Equity in earnings of SLC Pipeline, net of distributions	75	123
Amortization of restricted and performance units	2,642	2,233
(Increase) decrease in operating assets:
Accounts receivable—trade	2,191	(3,397)
Accounts receivable—affiliates	903	(1,240)
Prepaid and other current assets	(720)	(584)
Increase (decrease) in operating liabilities:
Accounts payable—trade	821	(7,097)
Accounts payable—affiliates	(501)	(833)
Accrued interest	(7,946)	(5,774)
Deferred revenue	11,867	9,809
Accrued property taxes	2,521	2,845
Other current liabilities	519	711
Other, net	366	283
Net cash provided by operating activities	127,688	107,888

Cash flows from investing activities
Additions to properties and equipment	(33,539)	(36,648)
Proceeds from sale of assets	2,481	—
Net cash used for investing activities	(31,058)	(36,648)

Cash flows from financing activities
Borrowings under credit agreement	256,500	523,000
Repayments of credit agreement borrowings	(312,500)	(292,000)
Proceeds from issuance of senior notes	—	294,750
Proceeds from issuance of common units	73,444	—
Cash distribution to HFC for UNEV Acquisition	—	(260,922)
Repayment of notes	—	(257,900)
Contribution from general partner	1,499	—
Contributions from UNEV joint venture partners	—	16,748
Distributions to HEP unitholders	(103,016)	(91,063)
Distributions to noncontrolling interest	(2,625)	—
Purchase of units for incentive grants	(3,700)	(4,919)
Deferred financing costs	—	(3,222)
Other	(249)	(88)
Net cash used by financing activities	(90,647)	(75,616)

Cash and cash equivalents
Increase (decrease) for the period	5,983	(4,376)
Beginning of period	5,237	6,369
End of period	$11,220	$1,993

(1) Restated as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	(In thousands)

Balance at December 31, 2012	$502,809	$(145,877)	$(4,279)	$100,203	$452,856
Issuance of common units	73,444	—	—	—	73,444
Capital contribution	—	1,499	—	—	1,499
Net income	46,493	18,584	—	566	65,643
Other comprehensive income	—	—	3,727	—	3,727
Distributions to HEP unitholders	(83,151)	(19,865)	—	—	(103,016)
Distributions to UNEV joint venture partners	—	—	—	(2,625)	(2,625)
Purchase of units for restricted grants	(3,379)	—	—	—	(3,379)
Amortization of restricted and performance units	2,642	—	—	—	2,642
Class B unit accretion	(4,533)	(92)	—	—	(4,625)
Other	(249)	(263)	—	—	(512)
Balance September 30, 2013	$534,076	$(146,014)	$(552)	$98,144	$485,654

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

The financial information for the three and nine months ended September 30, 2012 included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for those periods due to revisions made in order to correct certain immaterial items in previously reported amounts. These revisions reduced net income attributable to Holly Energy Partners for the three and nine months ended September 30, 2012 by $1.2 million and $2.5 million, respectively, and reduced the limited partners' per unit interest in net earnings - basic and diluted by $0.02 and $0.05, respectively, and were comprised principally of an adjustment of depreciation expense related to an abandonment of certain property and equipment.  For more information about these revisions, see the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 2,059,800 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances. The Class B unit increases with each foregone incentive distribution as described above and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a value of $13.9 million at December 31, 2012 and $18.5 million at September 30, 2013.

Noncontrolling interests reported in the consolidated statements of income include the minority partner's 25% interest in UNEV and income attributable to the Class B unit representing foregone incentive distribution rights and the 7% accretion factor, which collectively amounted to $1.2 million and $5.2 million for the three and nine months ended September 30, 2013, respectively.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. For the three and nine months ended September 30, 2012 our consolidated statement of income includes Predecessor revenues from UNEV of $3.0 million and $10.8 million, respectively, and Predecessor net losses of $2.7 million and $6.7 million, respectively.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		September 30, 2013		December 31, 2012
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.5% senior notes	Level 2	$295,764	$307,500	$295,275	$321,000
8.25% senior notes	Level 2	148,627	157,875	148,399	163,125
		444,391	465,375	443,674	484,125

Interest rate swaps	Level 2	552	552	3,430	3,430
		$444,943	$465,927	$447,104	$487,555

Level 2 Financial Instruments
Our senior notes and interest rate swaps are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. The fair value of our interest rate swaps is based on the net present value of expected future cash flows related to both variable and fixed-rate legs of the swap agreement. This measurement is computed using the forward London Interbank Offered Rate (“LIBOR”) yield curve, a market-based observable input.

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Pipelines, terminals and tankage	$1,060,689	$1,049,531
Land and right of way	62,973	63,248
Construction in progress	46,288	27,150
Other	19,140	24,462
	1,189,090	1,164,391
Less accumulated depreciation	238,526	203,856
	$950,564	$960,535

We capitalized $0.3 million and $0.2 million in interest related to construction projects during the nine months ended September 30, 2013 and 2012, respectively.

Depreciation expense was $43.2 million and $37.5 million for the nine months ended September 30, 2013 and 2012, respectively. Included in depreciation expense were asset abandonment charges of $5.4 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively, for assets permanently removed from service.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	44,778	39,568
	$89,386	$94,596

We have additional transportation agreements with HFC resulting from historical transactions that relate to assets consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated variable interest entity of HFC, therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 6:	Employees, Retirement and Incentive Plans

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.7 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, we have two types of incentive-based awards which are described below. The compensation cost charged against income was $0.7 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2013, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,720,547 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted unit activity and changes during the nine months ended September 30, 2013 is presented below:

Restricted Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2013 (nonvested)	58,472	$31.21
Granted	49,701	40.39
Vesting and transfer of full ownership to recipients	(13,512)	33.31
Outstanding at September 30, 2013 (nonvested)	94,661	$35.68

As of September 30, 2013, there was $1.5 million of total unrecognized compensation expense related to nonvested restricted unit grants which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of September 30, 2013, estimated unit payouts for outstanding nonvested performance unit awards were at 100% to 140%.

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

A summary of performance unit activity and changes during the nine months ended September 30, 2013 is presented below:

Performance Units	Units
Outstanding at January 1, 2013 (nonvested)	54,498
Granted	32,888
Vesting and transfer of common units to recipients	(25,124)
Outstanding at September 30, 2013 (nonvested)	62,262

The grant-date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2013 was $0.5 million. As of September 30, 2013, there was $1.2 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$365,000	$421,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,236)	(4,725)
	295,764	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,373)	(1,601)
	148,627	148,399

Total long-term debt	$809,391	$864,674

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2013, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap entered into in December 2011, effectively converts $155.0 million of our LIBOR-based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 3.24%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR-based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305.0 million of our variable-rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305.0 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of September 30, 2013, we had no ineffectiveness on our cash flow hedges.

At September 30, 2013, we have accumulated other comprehensive income of $0.5 million that relates to our current cash flow hedging instruments. For the three and nine months ended September 30, 2013, $0.5 million and $2.4 million, respectively, of other comprehensive loss was reclassified to interest expense due to cash flow hedge settlements. Approximately $0.4 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR-based debt interest)	Other long-term liabilities	$552	Accumulated other comprehensive (loss)	$(552)

December 31, 2012
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($305.0 million of LIBOR-based debt interest)	Other long-term liabilities	$3,430	Accumulated other comprehensive (loss)	$(3,430)

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$9,273	$5,667
6.5% Senior Notes	14,631	10,842
6.25% Senior Notes	—	2,422
8.25% Senior Notes	9,286	9,286
Promissory Notes	—	543
Amortization of discount and deferred debt issuance costs	1,590	1,403
Amortization of unrecognized loss attributable to terminated cash flow hedge	849	3,821
Commitment fees	629	507
Total interest incurred	36,258	34,491
Less capitalized interest	329	222
Net interest expense	$35,929	$34,269
Cash paid for interest	$41,751	$35,007

We recognized a charge of $3.0 million upon the early extinguishment of debt for the nine months ended September 30, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

Note 8:	Significant Customers

All revenues are domestic revenues, of which 94% are generated currently from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
HFC	84%	84%	84%	84%
Alon	10%	11%	10%	11%

Note 9:	Related Party Transactions

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $65.5 million and $62.1 million for the three months ended September 30, 2013 and 2012, respectively, and $190.2 million and $176.4 million for the nine months ended September 30, 2013 and 2012, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.

•
We reimbursed HFC for costs of employees supporting our operations of $5.9 million and $7.8 million for the three months ended September 30, 2013 and 2012, respectively, and $25.0 million and $22.6 million for the nine months ended September 30, 2013 and 2012, respectively. Netted against the cost of employees for the three and nine months ended September 30, 2013 is a $3.5 million refund from HFC related to refunds of taxes covering a multi-year period.

•
HFC reimbursed us $5.8 million and $2.9 million for the three months ended September 30, 2013 and 2012, respectively, and $15.1 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively, for certain reimbursable costs and capital projects.

•
We distributed $18.0 million and $16.3 million for the three months ended September 30, 2013 and 2012, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the nine months ended September 30, 2013 and 2012 we distributed $52.8 million and $47.3 million, respectively.

•	Accounts receivable from HFC were $30.7 million and $31.6 million at September 30, 2013 and December 31, 2012, respectively.

•	Accounts payable to HFC were $4.2 million and $5.0 million at September 30, 2013 and December 31, 2012, respectively.

•
Revenues for the three and the nine months ended September 30, 2013 include $0.2 million and $4.9 million, respectively, of shortfall payments billed in 2012, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2013 and December 31, 2012, includes $7.4 million and $5.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $7.4 million deferred at September 30, 2013.

•	We acquired from HFC 75% interest in the UNEV Pipeline in July 2012. See Note 2 for a description of this transaction.

Note 10:	Partners’ Equity

As of September 30, 2013, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

declared subsequent to quarter end. After the amount of incentive distributions is allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
General partner interest in net income	$301	$369	$823	$1,030
General partner incentive distribution	6,827	4,907	19,215	15,644
Total general partner interest in net income	$7,128	$5,276	$20,038	$16,674

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 25, 2013 we announced our cash distribution for the third quarter of 2013 of $0.4925 per unit. The distribution is payable on all common and general partner units and will be paid November 14, 2013 to all unitholders of record on November 4, 2013.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per unit data)
General partner interest in distribution	$754	$659	$2,210	$1,886
General partner incentive distribution	6,827	4,907	19,215	15,644
Total general partner distribution	7,581	5,566	21,425	17,530
Limited partner distribution	28,889	26,148	85,346	75,534
Total regular quarterly cash distribution	$36,470	$31,714	$106,771	$93,064
Cash distribution per unit applicable to limited partners	$0.4925	$0.4625	$1.455	$1.365

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

Obligations of HEP (“Parent”) under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary's guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the Senior Notes have been satisfied.

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income, and statements of cash flows of the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries using the equity method of accounting.

Prior period amounts have been recast to include UNEV operations acquired July 12, 2012, as if it had been acquired January 1, 2012. This treatment is required as the transactions were between entities under common control. Additionally, certain reclassifications for prior periods have been made to conform to current year presentation.

Condensed Consolidating Balance Sheet

September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$6,331	$4,887	$—	$11,220
Accounts receivable	—	31,489	4,919	(532)	35,876
Intercompany accounts receivable (payable)	(24,584)	24,584	—	—	—
Prepaid and other current assets	440	2,735	1,164	—	4,339
Total current assets	(24,142)	65,139	10,970	(532)	51,435
Properties and equipment, net	—	558,267	392,297	—	950,564
Investment in subsidiaries	857,101	294,431	—	(1,151,532)	—
Transportation agreements, net	—	89,386	—	—	89,386
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,966	—	—	24,966
Other assets	1,718	7,805	—	—	9,523
Total assets	$834,677	$1,296,492	$403,267	$(1,152,064)	$1,382,372

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$12,318	$1,215	$(532)	$13,001
Accrued interest	2,229	51	—	—	2,280
Deferred revenue	—	6,020	6,407	—	12,427
Accrued property taxes	—	2,302	2,907	—	5,209
Other current liabilities	458	1,932	18	—	2,408
Total current liabilities	2,687	22,623	10,547	(532)	35,325

Long-term debt	444,391	365,000	—	—	809,391
Other long-term liabilities	89	13,405	145	—	13,639
Deferred revenue	—	19,835	—	—	19,835
Class B unit	—	18,528	—	—	18,528
Equity - partners	387,510	857,101	392,575	(1,249,676)	387,510
Equity - noncontrolling interest	—	—	—	98,144	98,144
Total liabilities and partners’ equity	$834,677	$1,296,492	$403,267	$(1,152,064)	$1,382,372

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$62,903	$2,930	$(310)	$65,523
Third parties	—	10,644	1,556	—	12,200
	—	73,547	4,486	(310)	77,723
Operating costs and expenses:
Operations	—	19,501	2,495	(310)	21,686
Depreciation and amortization	—	15,867	3,582	—	19,449
General and administrative	752	1,663	—	—	2,415
	752	37,031	6,077	(310)	43,550
Operating income (loss)	(752)	36,516	(1,591)	—	34,173
Equity in earnings (loss) of subsidiaries	30,890	(1,191)	—	(29,699)	—
Equity in earnings of SLC Pipeline	—	835	—	—	835
Interest expense	(8,253)	(3,563)	—	—	(11,816)
Interest income	—	2	1	—	3
Loss on sale of assets	—	(159)	—	—	(159)
Other	—	61	—	—	61
	22,637	(4,015)	1	(29,699)	(11,076)
Income (loss) before income taxes	21,885	32,501	(1,590)	(29,699)	23,097
State income tax expense	—	(40)	—	—	(40)
Net income (loss)	21,885	32,461	(1,590)	(29,699)	23,057
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,172)	(1,172)
Net income (loss) attributable to Holly Energy Partners	21,885	32,461	(1,590)	(30,871)	21,885
Other comprehensive income	(1,097)	(1,097)	—	1,097	(1,097)
Comprehensive income (loss)	$20,788	$31,364	$(1,590)	$(29,774)	$20,788

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$60,848	$1,542	$(275)	$62,115
Third parties	—	10,529	1,410	—	11,939
	—	71,377	2,952	(275)	74,054
Operating costs and expenses:
Operations	—	20,105	2,902	(275)	22,732
Depreciation and amortization	—	10,771	3,580	—	14,351
General and administrative	743	656	—	—	1,399
	743	31,532	6,482	(275)	38,482
Operating income (loss)	(743)	39,845	(3,530)	—	35,572
Equity in earnings (loss) of subsidiaries	32,186	(2,645)	—	(29,541)	—
Equity in earnings of SLC Pipeline	—	877	—	—	877
Interest income (expense)	(8,253)	(4,291)	4	—	(12,540)
	23,933	(6,059)	4	(29,541)	(11,663)
Income (loss) before income taxes	23,190	33,786	(3,526)	(29,541)	23,909
State income tax expense	—	(137)	—	—	(137)
Net income (loss)	23,190	33,649	(3,526)	(29,541)	23,772
Allocation of net loss attributable to Predecessor	146	—	—	—	146
Allocation of net income attributable to noncontrolling interests	—	—	—	(582)	(582)
Net income (loss) attributable to Holly Energy Partners	23,336	33,649	(3,526)	(30,123)	23,336
Other comprehensive income (loss)	(107)	(107)	—	107	(107)
Comprehensive income (loss)	$23,229	$33,542	$(3,526)	$(30,016)	$23,229

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations		Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$178,113	$13,030	$(921)		$190,222
Third parties	—	29,167	7,917	—		37,084
	—	207,280	20,947	(921)		227,306
Operating costs and expenses:
Operations	—	64,972	8,038	(921)		72,089
Depreciation and amortization	—	37,980	10,750	—		48,730
General and administrative	2,543	6,204	—	—		8,747
	2,543	109,156	18,788	(921)		129,566
Operating income (loss)	(2,543)	98,124	2,159	—	—	97,740
Equity in earnings (loss) of subsidiaries	87,762	1,699	—	(89,461)		—
Equity in earnings of SLC Pipeline	—	2,238	—	—		2,238
Interest expense	(24,768)	(11,161)	—	—		(35,929)
Interest income	—	5	105	—		110
Gain on sale of assets	—	1,863	—	—		1,863
Other income	—	61	—	—		61
	62,994	(5,295)	105	(89,461)		(31,657)
Income before income taxes	60,451	92,829	2,264	(89,461)		66,083
State income tax expense	—	(440)	—	—		(440)
Net income	60,451	92,389	2,264	(89,461)		65,643
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,192)		(5,192)
Net income attributable to Holly Energy Partners	60,451	92,389	2,264	(94,653)		60,451
Other comprehensive income	3,727	3,727	—	(3,727)		3,727
Comprehensive income	$64,178	$96,116	$2,264	$(98,380)		$64,178

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$170,141	$7,082	$(803)	$176,420
Third parties	—	31,026	3,683	—	34,709
	—	201,167	10,765	(803)	211,129
Operating costs and expenses:
Operations	—	57,367	8,550	(803)	65,114
Depreciation and amortization	—	32,097	10,704	—	42,801
General and administrative	2,669	3,256	—	—	5,925
	2,669	92,720	19,254	(803)	113,840
Operating income (loss)	(2,669)	108,447	(8,489)	—	97,289
Equity in earnings (loss) of subsidiaries	91,833	(6,364)	—	(85,469)	—
Equity in earnings of SLC Pipeline	—	2,502	—	—	2,502
Interest income (expense)	(23,271)	(11,002)	4	—	(34,269)
Loss on early extinguishment of debt	(2,979)	—	—	—	(2,979)
	65,583	(14,864)	4	(85,469)	(34,746)
Income (loss) before income taxes	62,914	93,583	(8,485)	(85,469)	62,543
State income tax expense	—	(287)	—	—	(287)
Net income (loss)	62,914	93,296	(8,485)	(85,469)	62,256
Allocation of net loss attributable to Predecessor	4,199	—	—	—	4,199
Allocation of net loss attributable to noncontrolling interests	—	—	—	658	658
Net income (loss) attributable to Holly Energy Partners	67,113	93,296	(8,485)	(84,811)	67,113
Other comprehensive income (loss)	578	578	—	(578)	578
Comprehensive income (loss)	$67,691	$93,874	$(8,485)	$(85,389)	$67,691

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$32,022	$86,424	$17,117	$(7,875)	$127,688

Cash flows from investing activities
Additions to properties and equipment	—	(27,397)	(6,142)	—	(33,539)
Proceeds from sale of assets	—	2,481	—	—	2,481
	—	(24,916)	(6,142)	—	(31,058)

Cash flows from financing activities
Net borrowings under credit agreement	—	(56,000)	—	—	(56,000)
Proceeds from issuance of common units	73,444	—	—	—	73,444
Contribution from general partners	1,499	—	—	—	—
Distributions to HEP unitholders	(103,016)	—	—	—	(103,016)
Distributions to noncontrolling interests	—	—	(10,500)	7,875	(2,625)
Purchase of units for incentive grants	(3,700)	—	—	—	(3,700)
Other	(249)	—	—	—	(249)
	(32,022)	(56,000)	(10,500)	7,875	(90,647)
Cash and cash equivalents
Increase for the period	—	5,508	475	—	5,983
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$6,331	$4,887	$—	$11,220

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(14,603)	$127,198	$(4,707)	$—	$107,888

Cash flows from investing activities
Additions to properties and equipment	—	(23,255)	(13,393)	—	(36,648)

Cash flows from financing activities
Net borrowings under credit agreement	—	231,000	—	—	231,000
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Cash distribution to HFC for UNEV acquisition	—	(260,922)	—	—	(260,922)
Repayments of notes	(185,000)	(72,900)	—	—	(257,900)
Capital contribution from UNEV joint partners	1,748	—	15,000	—	16,748
Distributions to HEP unitholders	(91,063)	—	—	—	(91,063)
Purchase of units for incentive grants	(4,919)	—	—	—	(4,919)
Deferred financing costs	(913)	(2,309)	—	—	(3,222)
Other	—	(88)	—	—	(88)
	14,603	(105,219)	15,000	—	(75,616)
Cash and cash equivalents
Increase (decrease) for the period	—	(1,276)	(3,100)	—	(4,376)
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$1,991	$—	$—	$1,993

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the continuing growth of crude production in the Permian Basin and throughout the Mid-Continent and favorable refining economics should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

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

Table of Contentsril 19,

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. The terms under this agreement expire beginning in 2018 through 2022. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. As of September 30, 2013, these agreements with Alon will result in minimum annualized payments to us of $31.7 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Change from
	2013	2012 (1)	2012
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$17,196	$16,351	$845
Affiliates—intermediate pipelines	6,567	7,319	(752)
Affiliates—crude pipelines	12,994	12,306	688
	36,757	35,976	781
Third parties—refined product pipelines	9,246	9,538	(292)
	46,003	45,514	489
Terminals, tanks and loading racks:
Affiliates	28,766	26,139	2,627
Third parties	2,954	2,401	553
	31,720	28,540	3,180
Total revenues	77,723	74,054	3,669
Operating costs and expenses:
Operations	21,686	22,732	(1,046)
Depreciation and amortization	19,449	14,351	5,098
General and administrative	2,415	1,399	1,016
	43,550	38,482	5,068
Operating income	34,173	35,572	(1,399)
Other income (expense):
Equity in earnings of SLC Pipeline	835	877	(42)
Interest expense, including amortization	(11,816)	(12,540)	724
Interest income	3	—	3
Other income	61	—	61
Loss on sale of assets	(159)	—	(159)
	(11,076)	(11,663)	587
Income before income taxes	23,097	23,909	(812)
State income tax expense	(40)	(137)	97
Net income	23,057	23,772	(715)
Allocation of net loss attributable to Predecessor	—	146	(146)
Allocation of net income attributable to noncontrolling interests	(1,172)	(582)	(590)
Net income attributable to Holly Energy Partners	21,885	23,336	(1,451)
General partner interest in net income, including incentive distributions (2)	(7,128)	(5,276)	(1,852)
Limited partners’ interest in net income	$14,757	$18,060	$(3,303)
Limited partners’ earnings per unit—basic and diluted (2)	$0.25	$0.32	$(0.07)
Weighted average limited partners’ units outstanding	58,657	56,536	2,121
EBITDA (3)	$53,187	$49,920	$3,267
Distributable cash flow (4)	$43,865	$40,431	$3,434

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	116,078	114,113	1,965
Affiliates—intermediate pipelines	136,312	132,220	4,092
Affiliates—crude pipelines	172,569	187,861	(15,292)
	424,959	434,194	(9,235)
Third parties—refined product pipelines	59,036	66,274	(7,238)
	483,995	500,468	(16,473)
Terminals and loading racks:
Affiliates	261,431	267,638	(6,207)
Third parties	64,615	57,496	7,119
	326,046	325,134	912
Total for pipelines and terminal assets (bpd)	810,041	825,602	(15,561)

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2013	2012 (1)	2012
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$50,918	$46,727	$4,191
Affiliates—intermediate pipelines	20,030	21,076	(1,046)
Affiliates—crude pipelines	36,760	33,844	2,916
	107,708	101,647	6,061
Third parties—refined product pipelines	29,412	27,856	1,556
	137,120	129,503	7,617
Terminals, tanks and loading racks:
Affiliates	82,514	74,773	7,741
Third parties	7,672	6,853	819
	90,186	81,626	8,560
Total revenues	227,306	211,129	16,177
Operating costs and expenses:
Operations	72,089	65,114	6,975
Depreciation and amortization	48,730	42,801	5,929
General and administrative	8,747	5,925	2,822
	129,566	113,840	15,726
Operating income	97,740	97,289	451
Other income (expense):
Equity in earnings of SLC Pipeline	2,238	2,502	(264)
Interest expense, including amortization	(35,929)	(34,269)	(1,660)
Interest income	110	—	110
Other income	61	—	61
Loss on early extinguishment of debt	—	(2,979)	2,979
Gain on sale of assets	1,863	—	1,863
	(31,657)	(34,746)	3,089
Income before income taxes	66,083	62,543	3,540
State income tax expense	(440)	(287)	(153)
Net income	65,643	62,256	3,387
Allocation of net loss attributable to Predecessor	—	4,199	(4,199)
Allocation of net loss (income) attributable to noncontrolling interests	(5,192)	658	(5,850)
Net income attributable to Holly Energy Partners	60,451	67,113	(6,662)
General partner interest in net income, including incentive distributions (2)	20,038	16,674	3,364
Limited partners’ interest in net income	$40,413	$50,439	$(10,026)
Limited partners’ earnings per unit—basic and diluted (2)	$0.69	$0.91	$(0.22)
Weighted average limited partners’ units outstanding	58,108	55,332	2,776
EBITDA (3)	$145,440	$139,546	$5,894
Distributable cash flow (4)	$112,316	$111,506	$810

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	109,995	104,444	5,551
Affiliates—intermediate pipelines	133,222	130,972	2,250
Affiliates—crude pipelines	167,685	169,922	(2,237)
	410,902	405,338	5,564
Third parties—refined product pipelines	59,711	62,301	(2,590)
	470,613	467,639	2,974
Terminals and loading racks:
Affiliates	265,242	265,958	(716)
Third parties	59,995	52,918	7,077
	325,237	318,876	6,361
Total for pipelines and terminal assets (bpd)	795,850	786,515	9,335

(1)
The financial amounts presented here have been restated from those we previously reported for this period. See Note 1 of Notes to Consolidated Financial Statements included in Item 1 for a discussion of these revisions.

(2)
Net income is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. Net income allocated to the general partner includes incentive distributions declared

Table of Contentsril 19,

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$21,885	$23,336	$60,451	$67,113
Add:
Interest expense	11,289	10,738	33,490	29,045
Interest income	(3)	—	(110)	—
Amortization of discount and deferred debt issuance costs	527	528	1,590	1,403
Loss on early extinguishment of debt	—	—	—	2,979
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	1,274	849	3,821
State income tax	40	137	440	287
Depreciation and amortization	19,449	14,351	48,730	42,801
Predecessor depreciation and amortization	—	(444)	—	(7,903)
EBITDA	$53,187	$49,920	$145,440	$139,546

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

Table of Contentsril 19,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
	(In thousands)
Net income attributable to Holly Energy Partners	$21,885	$23,336	$60,451	$67,113
Add (subtract):
Depreciation and amortization	19,449	14,351	48,730	42,801
Predecessor depreciation and amortization	—	(444)	—	(7,903)
Amortization of discount and deferred debt issuance costs	527	528	1,590	1,403
Loss on early extinguishment of debt	—	—	—	2,979
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	1,274	849	3,821
Increase in deferred revenue attributable to shortfall billings	3,472	2,162	3,624	1,733
Billed crude revenue settlement	—	917	918	2,753
Maintenance capital expenditures (5)	(2,045)	(2,287)	(6,557)	(3,886)
Other non-cash adjustments	577	594	2,711	692
Distributable cash flow	$43,865	$40,431	$112,316	$111,506

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2013	December 31, 2012
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$11,220	$5,237
Working capital	$16,110	$11,826
Total assets	$1,382,372	$1,394,110
Long-term debt	$809,391	$864,674
Partners’ equity (6)	$387,510	$352,653

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income. Additionally, if the assets contributed and acquired from HFC while under common control of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $305.3 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets instead of decreases to partners’ equity.

Results of Operations—Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Summary
Net income for the third quarter was $23.1 million compared to $23.8 million for the third quarter of 2012. The decrease in net income is due principally to increased depreciation resulting from asset abandonment charges related to tankage permanently removed from service, partially offset by increased revenues and a payroll related tax refund. Net income attributable to Holly Energy Partners for the third quarter was $21.9 million compared to $23.3 million for the third quarter of 2012. The additional decrease in net income attributable to Holly Energy Partners is due principally to allocations of income to noncontrolling interests.

Revenues for the three months ended September 30, 2013 include the recognition of $0.2 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $4.0 million associated with certain guaranteed shipping contracts were deferred during

Table of Contentsril 19,

the three months ended September 30, 2013. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the quarter were $77.7 million, a $3.7 million increase compared to the third quarter of 2012. The revenue increase was due the effect of annual tariff increases combined with higher cost reimbursement receipts from HFC. Overall pipeline volumes were down 3% compared to the three months ended September 30, 2012.
Revenues from our refined product pipelines were $26.4 million, an increase of $0.6 million primarily due to the effect of annual tariff increases. Shipments averaged 175.1 thousand barrels per day (“mbpd”) compared to 180.4 mbpd for the third quarter of 2012.
Revenues from our intermediate pipelines were $6.6 million, a decrease of $0.8 million, on shipments averaging 136.3 mbpd compared to 132.2 mbpd for the third quarter of 2012. Although overall intermediate pipeline shipments were up, revenues decreased due to a $0.5 million decrease in deferred revenue realized and decreased volumes on certain pipeline segments.
Revenues from our crude pipelines were $13.0 million, an increase of $0.7 million, on shipments averaging 172.6 mbpd compared to 187.9 mbpd for the third quarter of 2012. Although crude oil pipeline shipments were down, revenues increased due to the annual tariff increases and minimum quarterly revenue billings on segments where volumes decreased.
Revenues from terminal, tankage and loading rack fees were $31.7 million, an increase of $3.2 million compared to the third quarter of 2012. The increase in revenues is due to annual fee increases and higher tank cost reimbursement receipts from HFC. Refined products terminalled in our facilities averaged 326.0 mbpd compared to 325.1 mbpd for the third quarter of 2012.

Operations Expense
Operations expense for the three months ended September 30, 2013 decreased by $1.0 million compared to the three months ended September 30, 2012. This decrease is due to a $3.5 million net tax refund related to payroll costs covering a multi-year period, offset by higher maintenance costs, environmental accruals and employee costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2013 increased by $5.1 million compared to the three months ended September 30, 2012 due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the three months ended September 30, 2013 increased by $1.0 million compared to the three months ended September 30, 2012 due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.8 million for the three months ended September 30, 2013 compared to $0.9 million for the three months ended September 30, 2012.

Interest Expense
Interest expense for the three months ended September 30, 2013 totaled $11.8 million, a decrease of $0.7 million compared to the three months ended September 30, 2012. The decrease is due principally to amortization of costs related to a terminated cash flow hedge in December 2011, with such costs fully amortized by February 2013. Our aggregate effective interest rates were 5.9% and 5.7% for the three months ended September 30, 2013 and 2012, respectively.

Loss on Sale of Assets
The loss on the sale of assets for the three months ended September 30, 2013 of $0.2 million is from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $40,000 for the three months ended September 30, 2013 which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax that is based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct cost of goods sold which will result in lower cash taxes to HEP in the current and future years. For the three months ended September 30, 2012, we recorded state income tax expense of $137,000.

Table of Contentsril 19,

Results of Operations—Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Summary
Net income for the nine months ended September 30, 2013 was $65.6 million, a $3.4 million increase compared to the nine months ended September 30, 2012. The increase in net income is due principally to revenue gains and an increase in non-operating income, offset by increased operating costs and expenses. Net income attributable to Holly Energy Partners for the nine months ended September 30, 2013 was $60.5 million, a $6.7 million decrease compared to the nine months ended September 30, 2012. This decrease in net income attributable to Holly Energy Partners is due principally to allocations of income to noncontrolling interests. Revenue increased for the nine months ended September 30, 2013 due to annual tariff increases and deferred revenue recognition. Additionally, major maintenance turnarounds at both HFC's Navajo refinery and Alon's Big Spring refinery had a significant impact on pipeline and terminal volumes during the first quarter of 2013 reducing income in the current year.

Revenues for the nine months ended September 30, 2013 include the recognition of $7.6 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $11.4 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2013. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the nine months ended September 30, 2013 were $227.3 million, a $16.2 million increase compared to the first nine months ended September 30, 2012. This is due principally to a $4.4 million increase in deferred revenue realized, the effect of annual tariff increases, increased pipeline shipments in the second quarter and higher cost reimbursement receipts from HFC.

Revenues from our refined product pipelines were $80.3 million, an increase of $5.7 million primarily due to the effects of a $5.6 million increase in deferred revenue realized and the effect of annual tariff increases. Shipments averaged 169.7 thousand barrels per day (“mbpd”) compared to 166.7 mbpd for the nine months ended September 30, 2012.

Revenues from our intermediate pipelines were $20.0 million, a decrease of $1.0 million, on shipments averaging 133.2 mbpd compared to 131.0 mbpd for the nine months ended September 30, 2012. The decrease in revenue is due to a $1.2 million decrease in deferred revenue realized.
Revenues from our crude pipelines were $36.8 million, an increase of $2.9 million, on shipments averaging 167.7 mbpd compared to 169.9 mbpd for the nine months ended September 30, 2012. Revenues increased due to the annual tariff increases.
Revenues from terminal, tankage and loading rack fees were $90.2 million, an increase of $8.6 million compared to the nine months ended September 30, 2012. The increase in revenues is due to annual fee increases, increased terminal volumes and higher tank cost reimbursement receipts from HFC. Refined products terminalled in our facilities averaged 325.2 mbpd compared to 318.9 mbpd for the nine months ended September 30, 2012.

Operations Expense
Operations expense for the nine months ended September 30, 2013 increased by $7.0 million compared to the nine months ended September 30, 2012. This increase is due to higher maintenance costs, environmental accruals and employee costs offset by a $3.5 million net tax refund related to payroll costs covering a multi-year period.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2013 increased by $5.9 million compared to the nine months ended September 30, 2012 due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the nine months ended September 30, 2013 increased by $2.8 million compared to the nine months ended September 30, 2012 due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $2.2 million for the nine months ended September 30, 2013 compared to $2.5 million for the nine months ended September 30, 2012.

Table of Contentsril 19,

Interest Expense
Interest expense for the nine months ended September 30, 2013 totaled $35.9 million, an increase of $1.7 million compared to the nine months ended September 30, 2012. This increase reflects interest on a year-over-year increase in debt levels. Our aggregate effective interest rates were 5.8% and 6.7% for the nine months ended September 30, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the nine months ended September 30, 2012.

Gain on Sale of Assets
Gain on sale of assets for the nine months ended September 30, 2013 of $1.9 million is comprised of a gain of $2.0 million on the sale of property in El Paso, Texas, partially offset by a $0.2 million loss from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $440,000 for the nine months ended September 30, 2013 which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax that is based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct cost of goods sold which will result in lower cash taxes to HEP in the current and future years.  The statutory change also resulted in a one-time charge of $336,000 to establish a deferred tax liability. For the nine months ended September 30, 2012, we recorded state income tax expense of $287,000.

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

During the nine months ended September 30, 2013, we received advances totaling $256.5 million and repaid $312.5 million under the Credit Agreement, resulting in net repayments of $56.0 million and an outstanding balance of $365.0 million at September 30, 2013.

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

In February, May and August 2013, we paid regular quarterly cash distributions of $0.4700, $0.4775 and $0.4850, respectively, on all units in an aggregate amount of $103.0 million. Included in these distributions were $17.7 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $6.0 million during the nine months ended September 30, 2013. The cash flows provided by operating activities of $127.7 million was greater than the cash flows used for financing and investing activities of $90.6 million

Table of Contentsril 19,

and $31.1 million, respectively. Working capital increased by $4.3 million to $16.1 million at September 30, 2013 from $11.8 million at December 31, 2012.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $19.8 million from $107.9 million for the nine months ended September 30, 2012 to $127.7 million for the nine months ended September 30, 2013. This increase is due principally to $24.8 million in additional cash collections from our customers, partially offset by net payments attributable to increased operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $7.6 million during 2012 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the nine months ended September 30, 2013. Another $4.0 million is included in our accounts receivable at September 30, 2013 related to shortfalls that occurred during the three months ended September 30, 2013.

Cash Flows—Investing Activities
Cash flows used for investing activities decreased by $5.6 million from $36.6 million for the nine months ended September 30, 2012 to $31.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013 and 2012, we invested $33.5 million and $36.6 million in additions to properties and equipment, respectively. During the nine months ended September 30, 2013, we received $2.5 million proceeds from the sale of assets.

Cash Flows—Financing Activities
Cash flows used for financing activities were $90.6 million for the nine months ended September 30, 2013 compared to $75.6 million for the nine months ended September 30, 2012, an increase of $15.0 million. During the nine months ended September 30, 2013, we received $256.5 million and repaid $312.5 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and $1.5 million from the general partner to maintain its 2% interest. Additionally, we paid $103.0 million in regular quarterly cash distributions to our general and limited partners, and paid $3.7 million for the purchase of common units for recipients of our incentive grants. Also we distributed $2.6 million to the UNEV noncontrolling interest joint venture partner. During the nine months ended September 30, 2012, we received $523.0 million and repaid $292.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes and repaid $257.9 million of our notes. We paid HFC a $260.9 million distribution as partial consideration for the acquisition of HFC's 75% interest in UNEV. Additionally, we paid $91.1 million in regular quarterly cash distributions to our general and limited partners, we received $16.7 million from UNEV's joint venture partners, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.9 million for the purchase of common units for recipients of our incentive grants.

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

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area.  The expansion should provide shippers with additional pipeline takeaway capacity to either

Table of Contentsril 19,

common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we plan to convert an existing refined products pipeline to crude oil service, construct several new pipeline segments, expand an existing pipeline, and build new truck unloading stations and crude storage capacity.  Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to cost between $35 million and $40 million.  We estimate the project will provide increased capacity of up to 100,000 barrels per day across the system and anticipate it will be in full service no later than May 2014 though some segments may be completed and in service in late 2013.

UNEV is proceeding with a project to add certain enhancements to its product terminal in Las Vegas, Nevada.  We expect that the project will cost approximately $13 million with construction expected to be completed no later than the second quarter of 2014.

We also are currently evaluating two proposed new pipelines.  The first proposed pipeline would be a new intrastate crude oil pipeline between Cushing, Oklahoma and HFC's Tulsa, Oklahoma refinery. The 50-mile line would aim to provide safe and reliable transport of Cushing sourced domestic and Canadian crude oil to HFC's 125,000 BPD Tulsa facility. The pipeline would allow for a significant portion of crude oil transported to be heavy Canadian and sour crude oil. Crude oil processed at HFC's Tulsa facility currently is transported on pipelines owned by Sunoco Logistics and Magellan Pipeline Company.  The second proposed pipeline would be a new 100-mile interstate petroleum products pipeline between HFC's Cheyenne, Wyoming refinery and Denver, Colorado. The 52,000 BPD refinery, with its ability to process up to 35,000 BPD of heavy Canadian crude and its close proximity to growing domestic crude production, is a significant supplier of petroleum products to the Denver market. We also will evaluate the construction of a new petroleum products terminal in North Denver or, alternatively, the routing of the new pipeline to existing third-party product terminals in the Denver area. This infrastructure addition would aim to ensure safe and reliable transport of petroleum products from HFC's location-advantaged refinery to its largest market. Petroleum products produced at HFC's Cheyenne, Wyoming refinery currently are transported to Denver on the Rocky Mountain Pipeline's products line owned by Plains All-American.  We anticipate that we will decide whether to proceed with these projects by late 2013 or early 2014.

HFC and we are collaborating to evaluate the construction of a rail facility that would enable crude oil loading and unloading near HFC's Artesia and/or Lovington, New Mexico refining facilities.  The rail project, which would be connected to our crude oil pipeline transportation system in southeastern New Mexico, would have an initial capacity of up to 70,000 barrels per day and would enable access to a variety of crude oil types including West Texas Intermediate (WTI), West Texas Sour (WTS) and Western Canadian Select (WCS).  The project would provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for HFC.  We anticipate project completion would take nine to twelve months once the decision to proceed is made. This project is currently on hold due to the volatility of price differentials for various types of crude oil that form the foundation of the project's economics.

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

Table of Contentsril 19,

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$365,000	$421,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,236)	(4,725)
	295,764	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,373)	(1,601)
	148,627	148,399

Total long-term debt	$809,391	$864,674

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2013 and 2012. Historically, the PPI has increased an average of 3.2% annually over the past 5 calendar years.

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

Table of Contentsril 19,

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At September 30, 2013, we have an accrual of $3.8 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

As of September 30, 2013, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap

Table of Contentsril 19,

effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 3.24%. This swap contract matures in February 2016. Also we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2013, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At September 30, 2013, we had an outstanding principal balance on our 6.5% Senior Notes and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2013, the fair values of our 6.5% and 8.25% Senior Notes were $307.5 million and $157.9 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes and 8.25% Senior Notes at September 30, 2013 would result in a change of approximately $9.8 million and $4.0 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2013, borrowings outstanding under the Credit Agreement were $365.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $60.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at a reasonable level of assurance.

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

(c) Common Unit Repurchases Made in the Quarter

In the third quarter of 2013, we paid $0.4 million for the purchase of 11,672 of our common units in the open market for recipients of our 2013 restricted grants. The following table shows these purchases.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
July 2013	—	$—	—	$—
August 2013	11,672	$38.217	—	$—
September 2013	—	$—	—	$—
Total for July to September 2013	11,672		—

Item 6.	Exhibits

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 1, 2013	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2013	/s/ Scott C. Surplus
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

10.3
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated as of July 16, 2013, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C. . (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2013, File No. 1-32225).

10.4+
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013 to be effective June 1, 2013, by and among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C., and Holly Energy Partners - Operating, L.P.

10.5+*	Form of Notice of Grant of Restricted Units (Directors).
10.6+*	Form of Restricted Unit Agreement (Directors).
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

Table of Contentsril 19,

+	Filed herewith.
++	Furnished herewith.
*	Constitutes management contracts or compensatory plans or arrangements.
**	Filed electronically herewith.