Form 10-K
period 2013-12-31
HOLLY ENERGY PARTNERS LP
filed 2014-02-24
CIK 1283140

Table of Contentsril 19,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $1.3 billion on June 28, 2013, the last day of the registrant's most recently completed second fiscal quarter, based on the last sales price as quoted on the New York Stock Exchange on such date.
The number of the registrant’s outstanding common limited partners units at February 14, 2014 was 58,657,048.
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

Table of Contentsril 19,

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

Alon	5
Beeson Pipeline	27
bpd	8
CFR	9
Credit Agreement	8
DOT	9
EBITDA	37
Expansion capital expenditures	8
FERC	7
GAAP	37
Guarantor subsidiaries	79
HEP	5
HEP Logistics	20
HLS	5
HFC	5
LACT	6
LIBOR	49
Long-term Incentive Plan	69
LPG	6
Maintenance capital expenditures	8
mbbls	26
mbpd	43
MMSCFD	27
Mid-America	27
Non-Guarantor	79
NuStar	30
Omnibus Agreement	7
OSHA	16
Parent	79
Plains	5
PPI	7
Predecessor	37
SEC	5
Senior Notes	13
SLC Pipeline	5
UNEV Pipeline	5

Table of Contentsril 19,

Item 1.	Business
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
We own and operate petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. HFC currently owns a 39% interest in us, including the 2% general partner interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 417-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets; and a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.
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

•	approximately 970 miles of crude oil trunk, gathering and connection pipelines located in west Texas, New Mexico and Oklahoma that deliver crude oil to HFC’s Navajo refinery;

•	approximately 8 miles of refined product pipelines that support HFC’s Woods Cross refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines located at HFC’s Tulsa east refinery facility;

•	five intermediate product and gas pipelines between HFC’s Tulsa east and west refinery facilities;

•	crude receiving assets located at HFC’s Cheyenne refinery;

•	a 75% interest in the UNEV Pipeline, a 417-mile refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada; and

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

Table of Contentsril 19,

Refined Product Terminals and Refinery Tankage:

•
four refined product terminals located in El Paso, Texas; Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 1,200,000 barrels, that are integrated with our refined product pipeline system that serves HFC’s Navajo refinery;

•	one refined product terminal located in Spokane, Washington, with a capacity of approximately 400,000 barrels, that serves third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of 120,000 barrels, that serves a nearby United States Air Force Base;

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

•	on-site crude oil tankage at HFC’s Navajo, Woods Cross, Tulsa and Cheyenne refineries having an aggregate storage capacity of approximately 1,200,000 barrels;

•	on-site refined and intermediate product tankage at HFC’s Tulsa, Cheyenne and El Dorado refineries having an aggregate storage capacity of approximately 8,400,000 barrels; and

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 490,000 barrels.
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

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all prior periods presented.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units for which we did not receive any proceeds. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.
2012 Acquisition
UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired from HFC a 75% interest in UNEV. We paid consideration consisting of $260.9 million in cash and 2,059,800 of our common units. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances. In connection with the transaction, we entered into 15-year throughput agreements with shippers containing minimum annual revenue commitments to us of $25 million.

Table of Contentsril 19,

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
Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2013 PPI adjustment, HFC's minimum annualized payments to us under these agreements increased by $4.7 million to $225.5 million.
If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. Also, we have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2013, these agreements with Alon will result in minimum annualized payments to us of $31.8 million.
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
For additional information regarding our significant customers, see Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee, currently $2.3 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC and its affiliates to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.

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

Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2014 capital budget is comprised of $7.3 million for maintenance capital expenditures and $26.2 million for expansion capital expenditures. We expect to spend approximately $52 million in cash for capital projects approved in 2014 plus those approved in prior years but not yet completed, including the expansion of our crude oil transportation system in southeastern New Mexico and the UNEV project discussed below. In addition to our capital budget, we may spend funds periodically to perform capital upgrades to our assets where a customer reimburses us for such costs. These reimbursements would be required under contractual agreements, and the upgrades would generally benefit the customer over the remaining life of such agreements.

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area.  The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we are converting an existing refined products pipeline to crude oil service, constructing several new pipeline segments, expanding an existing pipeline, and building new truck unloading stations and crude storage capacity.  Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to be between $45 million and $50 million.  We expect that the increase over the original budget range of $35 million to $40 million will be recovered from HFC over a five year period through an additional fee on shipped volumes. We estimate the project will provide increased capacity of up to 100,000 barrels per day ("bpd") across the system and anticipate it will be in full service no later than August 2014.

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada.  We expect that the project will cost approximately $13 million with construction expected to be completed no later than the second quarter of 2014.

HFC and we are collaborating to evaluate the construction of a rail facility that would enable crude oil loading and unloading near HFC's Artesia and/or Lovington, New Mexico refining facilities.  The rail project, which would be connected to our crude oil pipeline transportation system in southeastern New Mexico, would have an initial capacity of up to 70,000 bpd and would enable access to a variety of crude oil types including West Texas Intermediate (WTI), West Texas Sour (WTS) and Western Canadian Select (WCS).  The project would provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for HFC.  We anticipate project completion would take nine to twelve months once the decision to proceed is made. Our decision to proceed with this project is dependent upon shipper interest, which at present does not support project completion.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects will be funded with existing cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our $650 million senior secured revolving credit facility expiring in November 2018 (the "Credit Agreement"), or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to obtain funds for some of these capital projects may be limited.

Table of Contentsril 19,

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

Table of Contentsril 19,

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

There are environmental remediation projects currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC for future remediation activities retained by HFC. Additionally, as of December 31, 2013, we have an accrual of $3.6 million that relates to environmental clean-up projects

Table of Contentsril 19,

for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 257 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees. HFC considers its employee relations to be good.

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

For the year ended December 31, 2013, HFC accounted for 77% of the revenues of our petroleum product and crude pipelines and 91% of the revenues of our terminals, tankage, and truck loading racks. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at HFC's refineries, our revenues and cash flow would decline.
Any significant curtailing of production at the Navajo refinery could, by reducing throughput in our pipelines and terminals, result in our realizing materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2013, production from the Navajo refinery accounted for 81% of the throughput volumes transported by our refined product and crude pipelines. The Navajo refinery also received 100% of the petroleum products shipped on our New Mexico intermediate pipelines. Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•	competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;

Table of Contentsril 19,

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

The magnitude of the effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected by the shutdown. We have no control over the factors that may lead to a shutdown or the measures HFC may take in response to a shutdown. HFC makes all decisions at each of its refineries concerning levels of production, regulatory compliance, refinery turnarounds (planned shutdowns of individual process units within the refinery to perform major maintenance activities), labor relations, environmental remediation, emission control and capital expenditures and is responsible for all related costs. HFC is under no contractual obligation to us to maintain operations at its refineries.

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

We depend on Alon and particularly its Big Spring refinery for a portion of our revenues; if those revenues were significantly reduced, there could be a material adverse effect on our results of operations.

For the year ended December 31, 2013, Alon accounted for 11% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement.
A decline in production at Alon's Big Spring refinery could reduce materially the volume of refined products we transport and terminal for Alon and, as a result, our revenues could be materially adversely affected. The Big Spring refinery could partially or completely shut down its operations, temporarily or permanently, due to factors affecting its ability to produce refined products or for planned maintenance or capital projects. Such factors would include the factors discussed above under the discussion of risk with respect to the Navajo refinery.

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

Table of Contentsril 19,

As of December 31, 2013, the principal amount of our total outstanding debt was $813.0 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indentures for our 8.25% senior notes due 2018 and our 6.50% senior notes due 2020 (collectively, the “Senior Notes”) may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities or if our assumptions concerning population growth are inaccurate.

Our strategy contemplates growth through the development and acquisition of crude, intermediate and refined products transportation and storage assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses, either from HFC or third parties, to enhance our ability to compete effectively and diversifying

Table of Contentsril 19,

our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating and/or pursuing, potential joint ventures, stand-alone projects or other transactions that we believe will present opportunities to realize synergies, expand our role in our chosen businesses and increase our market position.

We will require substantial new capital to finance the future development and acquisition of assets and businesses. Any limitations on our access to capital will impair our ability to execute this strategy. If the cost of such capital becomes too expensive, or if the development or acquisition opportunities are on terms that do not allow us to obtain appropriate financing, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of equity include market conditions, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders.

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

Our growth strategy is also dependent upon the accuracy of our assumptions about growth in the markets that we currently serve or have plans to serve in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States and the willingness and ability of HFC to capture a share of additional demand in its existing markets and to identify and penetrate new markets in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States. If our assumptions about growth in market demand prove incorrect, HFC may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy.

We are exposed to the credit risks and certain other risks, of our key customers, vendors, and other counterparties.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, vendors or other counterparties. We derive a significant portion of our revenues from contracts with key customers, including HFC and Alon under their respective pipelines and terminals, tankage and throughput agreements. To the extent that our customers may be unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.

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

Table of Contentsril 19,

pipelines could cause a decline in the demand for refined product from HFC and/or Alon. This could reduce our opportunity to earn revenues from HFC and Alon in excess of their minimum volume commitment obligations.

An additional factor that could affect some of HFC's and Alon's markets is excess pipeline capacity from the West Coast into our shippers' Arizona markets. Additional increases in shipments of refined products from the West Coast into our shippers' Arizona markets could result in additional downward pressure on refined product prices that, if sustained over the long term, could influence product shipments by HFC and Alon to these markets.

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

Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We and our shippers have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation and the availability and cost of capital, or over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. Similarly, a material increase in the price of crude oil supplied to our shippers' refineries without an increase in the market value of the products produced by the refineries, either temporary or permanent, which causes a reduction in the production of refined products at the refineries, would cause a reduction in the volumes of refined products we transport, and our cash flow could be adversely affected.

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

Table of Contentsril 19,

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements that HFC's and Alon's refineries report emissions of greenhouse gases to the EPA, and proposed federal, state, and regional initiatives that require, or could require, us, HFC and Alon to reduce greenhouse gas emissions from our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may affect HFC's and Alon's refinery operations and have an indirect adverse effect on our business, financial condition and results of our operations.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. Discussions are underway for proposed additional regulations in both of these areas. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 increases maximum penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues and potentially the adoption of new regulatory requirements for existing pipelines. In addition, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation has published an advanced notice of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to revise the integrity management requirements and add new regulations governing the safety of gathering lines. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. Such legislative and regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

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

Table of Contentsril 19,

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

Our business may suffer due to a change in the composition of our Board of Directors, if any of our key senior executives or other key employees who provide services to us on behalf of HLS discontinue employment with HFC, or if certain of our executive officers, who also allocate time to our general partner and its affiliates, do not have enough time to dedicate to our business. Furthermore, a shortage of skilled labor or disruptions in HLS's labor force may make it difficult for us to maintain labor productivity.

Our future success depends to a large extent on the services of HLS's Board of Directors, key senior executives and key senior employees who provide services to us. Also, our business depends on the continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key man” life insurance for any executives. Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks.

Our general partner shares officers and administrative personnel with HFC to operate both our business and HFC's business. These officers face conflicts regarding the allocation of their and other employees' time, which may affect adversely our results of operations, cash flows and financial condition.

As of December 31, 2013, approximately 16% of HFC's employees dedicated to providing services for us on behalf of HLS were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a strike or work stoppage in the future, and any work stoppage could negatively affect our results of operations and financial condition.

RISKS TO COMMON UNITHOLDERS

HFC and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests.

Currently, HFC indirectly owns the 2% general partner interest and a 37% limited partner interest in us and owns and controls Holly Logistic Services, L.L.C., the general partner of our general partner, HEP Logistics Holdings, L.P (“HEP Logistics”). Conflicts of interest may arise between HFC and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

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

•	our general partner may, in some circumstances, cause us to borrow funds to make cash distributions, even where the purpose or effect of the borrowing benefits our general partner or affiliates;

•	our general partner determines the amount and timing of our asset purchases and sales, capital expenditures and borrowings, each of which can affect the amount of cash available to us; and

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the pipelines and terminals agreement with HFC.

Table of Contentsril 19,

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner's general partner and have no right to elect our general partner or the board of directors of our general partner's general partner on an annual or other continuing basis. The board of directors of our general partner's general partner is chosen by the sole member of our general partner's general partner. Furthermore, if unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Table of Contentsril 19,

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

Table of Contentsril 19,

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

HFC currently holds 22,380,030 of our common units, which is approximately 37% of our outstanding common units. Additionally, we agreed to provide HFC registration rights with respect to our common units that it holds. The sale of these units in the public or private markets could have an adverse impact on the trading price of our common units.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the U.S. Internal Revenue Service (the “IRS”) were to treat us as a corporation for federal income tax purposes or, as a result of legislative changes, we were to become subject to additional amounts of entity-level taxation for federal or state tax purposes, our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment

Table of Contentsril 19,

in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we have taken or may take on tax matters. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder disposes of common units, it will recognize gain or loss equal to the difference between the amount realized and its tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income result in a decrease of the unitholder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. Moreover, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of items including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

An investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs"), Keogh Plans and other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax adviser before investing in our common units.

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

Table of Contentsril 19,

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

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

Table of Contentsril 19,

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Volumes transported for (bpd):
HFC	397,359	405,718	345,990	324,382	295,039
Third parties(1)	63,337	63,152	52,361	38,910	43,709
Total	460,696	468,870	398,351	363,292	338,748
Total barrels in thousands (“mbbls”)(1)	168,154	171,606	145,398	132,602	123,643

(1)	We sold our 70% interest in Rio Grande on December 1, 2009, therefore the Rio Grande volumes have been excluded.

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

Table of Contentsril 19,

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	214	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300
Woods Cross, UT	10/12/8	8	70,000
Woods Cross, UT to Las Vegas, NV	12	417	62,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	96,000
Tulsa, OK(5)	8/10/12	7		(5)
Crude Pipelines:
Lovington / Artesia, New Mexico	Various	861	31,000
Roadrunner Pipeline	16	69	62,400
Beeson Pipeline	8	41	35,000

(1)	Includes 15,000 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

(2)
The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline of less than one mile.

(5)	The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD, and 10 MMSCFD and the two liquid pipelines are 45,000 BPD and 60,000 BPD.

HFC shipped an aggregate of 63% of the petroleum products transported on our refined product pipelines and 100% of the petroleum products transported on our intermediate pipelines and crude oil pipelines in 2013. These pipelines transported 84% of the light refined products produced by HFC’s Navajo refinery in 2013.

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

Artesia, New Mexico to Orla, Texas to El Paso, Texas
The Artesia to Orla to El Paso refined product pipeline is a common-carrier pipeline regulated by the FERC and consists of three segments:

•	an 8-inch and a 12-inch, 82-mile segment from the Navajo refinery to Orla, Texas;

•	a 12-inch, 126-mile segment from Orla to outside El Paso, Texas; and

•	an 8-inch, 7-mile segment from outside El Paso to our El Paso terminal.

Table of Contentsril 19,

There are two shippers on this pipeline, HFC and Alon. As mentioned above, refined products destined to our El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile, 12-inch pipeline that was constructed in 1999 and extends from the Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and the Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2017 and has two ten-year extensions at our option. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and west Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America (or its designee). HFC is the only shipper on this pipeline. Currently, we pay a monthly fee (which is subject to adjustments based on changes in the PPI) of $558,000 to Mid-America to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.

Moriarty, New Mexico to Bloomfield, New Mexico
The Moriarty to Bloomfield refined product pipeline was constructed in 1973 and consists of 191 miles of 8-inch pipeline leased from Mid-America. This pipeline serves Western Refining's terminal in Bloomfield. Our Bloomfield terminal is currently idled. This pipeline is operated by Mid-America (or its designee). HFC is the only shipper on this pipeline.

Big Spring, Texas to Abilene, Texas
The Big Spring to Abilene refined product pipeline was constructed in 1957 and consists of 95 miles of 6-inch pipeline and 5 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at the Big Spring refinery to the Abilene terminal. Alon is the only shipper on this pipeline.

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

Midland, Texas to Orla, Texas
Segments of the Midland to Orla refined product pipeline were constructed in 1928 and 1998, and consist of 50 miles of 10-inch pipeline and 86 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at the Big Spring refinery from Midland to our tank farm at Orla. Alon is the only shipper on this pipeline.

Artesia, New Mexico to Roswell, New Mexico
The 35-mile, 4-inch diameter Artesia to Roswell refined product pipeline is currently idled.

Woods Cross, Utah refined product pipelines
The Woods Cross refined product pipelines consist of three pipeline segments. The Woods Cross to Pioneer segment represents 2 miles of 10-inch pipeline that is also used for product shipments to and through the Pioneer terminal. The Woods Cross to UNEV Pipeline segment consists of 2 miles of 12-inch pipeline and is used for product shipments from HFC's Woods Cross refinery to the UNEV Pipeline origin pump station. The Woods Cross to Chevron Pipeline’s Salt Lake Products Pipeline segment consists of 4 miles of 8-inch pipeline and is used for product shipments from HFC’s Woods Cross refinery to Tesoro's Northwest Pipeline origin station. HFC is the only shipper on these pipelines.

UNEV refined product pipeline
The 417-mile, 12-inch refined products pipeline was completed in early 2012. This pipeline is used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. HFC and Sinclair Transportation Company (“Sinclair”) are the primary shippers on this pipeline.

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

Tulsa, Oklahoma Interconnect Pipelines
Five intermediate product and gas pipelines totaling 7 miles between HFC’s Tulsa east and west refinery facilities were completed in 2011. These pipelines are used in the shipment of gas and liquids between the two facilities.

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

Roadrunner Pipeline
The Roadrunner crude oil pipeline connects the Navajo refinery Lovington facility to a west Texas terminal of the Centurion Pipeline that extends to Cushing, Oklahoma. It was constructed in 2009 and consists of 69 miles of 16-inch pipeline. This pipeline is used for the shipment of crude oil from Cushing to the Navajo refinery Lovington facility.

Beeson Pipeline
The Beeson crude oil pipeline delivers crude oil to the Navajo refinery Lovington facility. It was constructed in 2009 and consists of 41 miles of 8-inch pipeline. This pipeline ships crude oil from our crude oil gathering system to the Navajo refinery Lovington facility for processing.

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

Table of Contentsril 19,

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

The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Refined products terminalled for (bpd):
HFC	255,108	271,549	193,645	178,903	114,431
Third parties	63,791	53,456	44,454	39,568	42,206
Total	318,899	325,005	238,099	218,471	156,637
Total (mbbls)	116,398	118,952	86,906	79,742	57,173

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
El Paso, TX	636,000	19	Pipeline/rail	Truck/Pipeline
Moriarty, NM	211,000	9	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Tucson, AZ(2)	186,000	9	Pipeline	Truck
Mountain Home, ID(3)	122,000	4	Pipeline	Pipeline
Spokane, WA	384,000	28	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Las Vegas, NV	251,000	9	Pipeline/Truck	Truck
Cedar City, UT	235,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	129,000	5	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa west facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa east facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Cheyenne facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	2,734,000

(1)	Inactive

(2)	The underlying ground at the Tucson terminal is leased.

(3)	Handles only jet fuel.

El Paso Terminal
We receive light refined products at this terminal from the Navajo refinery Artesia facility through our Artesia to El Paso and Artesia to Orla to El Paso pipelines and by rail that account for 87% of the volumes at this terminal. We also receive product from the Big Spring refinery that accounted for 13% of the volumes at this terminal in 2013. Refined products received at this terminal are sold locally via the truck rack or transported to our Tucson terminal and other terminals in Phoenix on Kinder Morgan’s East System pipeline. Competition in this market includes a refinery and terminal owned by Western Refining, Inc., a joint venture pipeline and terminal owned by ConocoPhillips and NuStar Energy, L.P. (“NuStar”).

Table of Contentsril 19,

Moriarty Terminal
We receive light refined products at this terminal from the Navajo refinery Artesia facility through our pipelines. Refined products received at this terminal are sold locally, via the truck rack. HFC is our only customer at this terminal. There are no competing terminals in Moriarty.

Bloomfield Terminal
We historically have received light refined products at this terminal from the Navajo refinery Artesia facility through our pipelines. This terminal is currently idled, with no throughput.

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

Abilene Terminal
This terminal receives refined products from Alon's Big Spring refinery, which accounted for all of its volumes in 2013. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.

Wichita Falls Terminal
This terminal receives refined products from the Alon's Big Spring refinery, which accounted for all of its volumes in 2013. Refined products received at this terminal are sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar’s Southlake Pipeline. Alon is the only customer at this terminal.

Las Vegas Terminal
This terminal is owned by UNEV and receives product from HFC and Sinclair shipped through the UNEV Pipeline originating in Woods Cross, Utah. Refined products received at this terminal are sold locally. HFC and Sinclair are the primary customers at this terminal.

Cedar City Terminal
This terminal is owned by UNEV and receives product from HFC and Sinclair shipped through the UNEV Pipeline originating in Woods Cross, Utah. Refined products received at this terminal are sold locally. HFC and Sinclair are the only customers at this terminal.

Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon's Big Spring refinery that accounted for all of its volumes in 2013. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.

Artesia Facility Truck Rack
The truck rack at the Navajo refinery Artesia facility loads light refined products produced at the Navajo refinery, onto tanker trucks for delivery to markets in the surrounding area. HFC is the only customer of this truck rack.

Table of Contentsril 19,

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

Refinery Tankage
Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with 9,600,000 barrels of storage.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	180,000	Crude oil	2
Lovington, NM	309,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,412,000	Crude oil and refined product	55
Cheyenne, WY	1,850,000	Refined and intermediate product	56
El Dorado, KS	3,639,000	Refined and intermediate product	84
Total	9,580,000

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

Table of Contentsril 19,

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

Years Ended December 31,	High	Low	Cash Distributions	Trading Volume
2013
Fourth quarter	$34.32	$29.55	$0.5000	7,533,300
Third quarter	$40.00	$32.54	$0.4925	4,562,500
Second quarter	$40.74	$35.03	$0.4850	7,744,600
First quarter	$36.13	$35.00	$0.4775	11,037,400
2012
Fourth quarter	$34.41	$30.19	$0.4700	6,938,000
Third quarter	$36.98	$28.56	$0.4630	6,420,200
Second quarter	$31.44	$26.12	$0.4550	5,298,000
First quarter	$31.88	$26.64	$0.4480	6,704,400

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all prior periods presented.
The cash distribution for the fourth quarter of 2013 was declared on January 23, 2014 and is payable on February 14, 2014 to all unitholders of record on February 4, 2014.

As of February 11, 2014, we had approximately 16,982 common unitholders, including beneficial owners of common units held in street name.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units for which we did not receive any proceeds. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

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

Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels presented below:

Table of Contentsril 19,

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.25	98%	2%
First target distribution	Up to $0.275	98%	2%
Second target distribution	above $0.275 up to $0.3125	85%	15%
Third target distribution	above $0.3125 up to $0.375	75%	25%
Thereafter	Above $0.375	50%	50%

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2013	—	$—	—	$—
November 2013	—	$—	—	$—
December 2013	61,532	$31.43	—	$—
Total for October to December 2013	61,532		—

The units reported represent (a) purchases of 50,000 common units in the open market for delivery to the recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 11,532 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards at the time of grant) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

Table of Contentsril 19,

Item 6.	Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$305,182	$292,560	$214,268	$182,137	$146,612
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	99,444	89,242	64,521	54,946	44,668
Depreciation and amortization	65,423	57,461	36,958	31,363	27,982
General and administrative	11,749	7,594	6,576	7,719	7,586
	176,616	154,297	108,055	94,028	80,236
Operating income	128,566	138,263	106,213	88,109	66,376
Equity in earnings of SLC Pipeline	2,826	3,364	2,552	2,393	1,919
SLC Pipeline acquisition costs	—	—	—	—	(2,500)
Interest income	161	—	—	7	11
Interest expense	(47,010)	(47,182)	(35,959)	(34,001)	(21,501)
Loss on early extinguishment of debt	—	(2,979)	—	—	—
Gain on sale of assets	1,810	—	—	—	—
Other income	61	10	17	17	67
	(42,152)	(46,787)	(33,390)	(31,584)	(22,004)
Income from continuing operations before income taxes	86,414	91,476	72,823	56,525	44,372
State income tax	(333)	(371)	(234)	(296)	(20)
Income from continuing operations	86,081	91,105	72,589	56,229	44,352
Add net loss attributable to Predecessor	—	4,200	6,351	70	1,411
Noncontrolling interest	(6,632)	(1,153)	859	24	471
Income from continuing operations attributable to Holly Energy Partners	79,449	94,152	79,799	56,323	46,234
Income from discontinued operations, net of noncontrolling interest(1)	—	—	—	—	19,780
Net income attributable to Holly Energy Partners	79,449	94,152	79,799	56,323	66,014
Less general partner interest in net income, including incentive distributions(2)	27,523	22,450	16,806	12,084	7,947
Limited partners’ interest in net income	$51,926	$71,702	$62,993	$44,239	$58,067
Limited partners’ per unit interest in net income – basic and diluted(2)	$0.88	$1.29	$1.38	$1.00	$1.59
Distributions per limited partner unit	$1.96	$1.84	$1.74	$1.66	$1.58

Other Financial Data:
Cash flows from operating activities	$183,080	$161,149	$98,907	$104,736	$68,503
Cash flows from investing activities	$(49,070)	$(42,599)	$(206,174)	$(142,051)	$(198,684)
Cash flows from financing activities	$(132,895)	$(119,682)	$105,584	$35,856	$131,023
EBITDA(3)	$192,054	$194,242	$149,766	$122,089	$100,707
Distributable cash flow(4)	$146,579	$153,125	$100,295	$91,054	$72,213
Maintenance capital expenditures(5)	$8,683	$5,649	$5,415	$4,487	$3,595
Expansion capital expenditures	43,418	37,212	200,894	137,442	201,454
Total capital expenditures	$52,101	$42,861	$206,309	$141,929	$205,049

Balance Sheet Data (at period end):
Net property, plant and equipment	$957,814	$960,535	$960,499	$683,793	$553,233
Total assets	$1,382,508	$1,394,110	$1,399,196	$913,263	$779,035
Long-term debt(6)	$807,630	$864,674	$605,888	$491,648	$390,827
Total liabilities	$915,574	$941,254	$661,518	$548,402	$425,633
Total equity(7)	$466,934	$452,856	$737,678	$364,861	$353,402

Table of Contentsril 19,

(1)	On December 1, 2009, we sold our 70% interest in Rio Grande. Results of operations of Rio Grande and the $14.5 million gain on the sale are presented in discontinued operations.

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

(3)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization excluding amounts related to previous owners ("Predecessor"). EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Income from continuing operations attributable to HEP	$79,449	$94,152	$79,799	$56,323	$46,234
Add (subtract):
Interest expense	44,041	40,141	34,706	30,453	20,620
Interest income	(161)	—		(7)	(11)
Amortization of discount and deferred debt issuance costs	2,120	1,946	1,212	1,008	706
Loss on early extinguishment of debt	—	2,979		—	—
Increase in interest expense – non-cash charges attributable to interest rate swaps and swap settlement amortization	849	5,095	41	2,540	175
State income tax	333	371	234	296	20
Depreciation and amortization	65,423	57,461	36,958	31,363	27,982
Predecessor depreciation and amortization	—	(7,903)	(3,184)	113	(1,268)
EBITDA from discontinued operations (excludes gain on sale of Rio Grande in 2009)	—	—	—	—	6,249
EBITDA	$192,054	$194,242	$149,766	$122,089	$100,707

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of a billed crude revenue settlement, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. Also it is used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Table of Contentsril 19,

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Income from continuing operations attributable to HEP	$79,449	$94,152	$79,799	$56,323	$46,234
Add (subtract):
Depreciation and amortization	65,423	57,461	36,958	31,363	27,982
Predecessor depreciation and amortization	—	(7,903)	(3,184)	113	(1,268)
Amortization of discount and deferred debt issuance costs	2,120	1,946	1,212	1,008	706
Increase in interest expense – non-cash charges attributable to interest rate swaps and swap settlement amortization	849	5,095	41	2,540	175
Loss on early extinguishment of debt	—	2,979	—	—	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	3,686	462	(6,405)	2,035	(7,256)
Maintenance capital expenditures (5)	(8,683)	(5,649)	(5,415)	(4,487)	(3,595)
Crude revenue settlement	918	3,670	(4,588)	—	—
Distributable cash flow from discontinued operations (excludes gain on sale of Rio Grande in 2009)	—	—		—	6,183
SLC Pipeline acquisition costs (8)	—	—		—	2,500
Other non-cash adjustments	2,817	912	1,877	2,159	552
Distributable cash flow	$146,579	$153,125	$100,295	$91,054	$72,213

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(6)
Includes $363 million, $421 million, $200 million, $159 million and $206 million in Credit Agreement advances that were classified as long-term debt at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

(8)
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

Table of Contentsril 19,

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC's refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon’s refinery in Big Spring, Texas. At December 31, 2013, HFC owned a 39% interest in us including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV, the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada and related products terminals and a 25% joint venture interest in the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City, Utah area.

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

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all prior periods presented.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units for which we did not receive any proceeds. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. Additionally, such agreements require HFC to reimburse us for certain costs. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the PPI or FERC index. As of December 31, 2013, these agreements with HFC will result in minimum annualized payments to us of $225.5 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is

Table of Contentsril 19,

subject to annual tariff rate adjustments. Also we have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2013, these agreements with Alon will result in minimum annualized payments to us of $31.8 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of the Omnibus Agreement that we have with HFC, we pay HFC an annual administrative fee, currently $2.3 million, for the provision by HFC or its affiliates of various general and administrative services to us on behalf of HLS. This fee does not include the salaries of personnel employed by HFC who perform services for us or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Table of Contentsril 19,

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,		Change from
	2013	2012	2012
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$66,441	$67,682	$(1,241)
Affiliates—intermediate pipelines	25,397	28,540	(3,143)
Affiliates—crude pipelines	48,749	45,888	2,861
	140,587	142,110	(1,523)
Third parties—refined product pipelines	41,837	37,521	4,316
	182,424	179,631	2,793
Terminals, tanks and loading racks:
Affiliates	111,781	103,472	8,309
Third parties	10,977	9,457	1,520
	122,758	112,929	9,829
Total revenues	305,182	292,560	12,622
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	99,444	89,242	10,202
Depreciation and amortization	65,423	57,461	7,962
General and administrative	11,749	7,594	4,155
	176,616	154,297	22,319
Operating income	128,566	138,263	(9,697)
Equity in earnings of SLC Pipeline	2,826	3,364	(538)
Interest expense, including amortization	(47,010)	(47,182)	172
Interest income	161	—	161
Loss on early extinguishment of debt	—	(2,979)	2,979
Gain on sale of assets	1,810	—	1,810
Other	61	10	51
	(42,152)	(46,787)	4,635
Income before income taxes	86,414	91,476	(5,062)
State income tax	(333)	(371)	38
Net income	86,081	91,105	(5,024)
Allocation of net loss attributable to Predecessors	—	4,200	(4,200)
Allocation of net loss (income) attributable to noncontrolling interests	(6,632)	(1,153)	(5,479)
Net income attributable to Holly Energy Partners	79,449	94,152	(14,703)
General partner interest in net income, including incentive distributions (1)	(27,523)	(22,450)	(5,073)
Limited partners’ interest in net income	$51,926	$71,702	$(19,776)
Limited partners’ earnings per unit—basic and diluted (1)	$0.88	$1.29	$(0.41)
Weighted average limited partners’ units outstanding	58,246	55,696	2,550
EBITDA (2)	$192,054	$194,242	$(2,188)
Distributable cash flow (3)	$146,579	$153,125	$(6,546)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	107,493	107,509	(16)
Affiliates—intermediate pipelines	128,475	127,169	1,306
Affiliates—crude pipelines	161,391	171,040	(9,649)
	397,359	405,718	(8,359)
Third parties—refined product pipelines	63,337	63,152	185
	460,696	468,870	(8,174)
Terminals and loading racks:
Affiliates	255,108	271,549	(16,441)
Third parties	63,791	53,456	10,335
	318,899	325,005	(6,106)
Total for pipelines and terminal assets (bpd)	779,595	793,875	(14,280)

Table of Contentsril 19,

	Years Ended December 31,		Change from
	2012	2011	2011
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$67,682	$46,649	$21,033
Affiliates—intermediate pipelines	28,540	21,948	6,592
Affiliates—crude pipelines	45,888	47,542	(1,654)
	142,110	116,139	25,971
Third parties—refined product pipelines	37,521	38,216	(695)
	179,631	154,355	25,276
Terminals, tanks and loading racks:
Affiliates	103,472	52,122	51,350
Third parties	9,457	7,791	1,666
	112,929	59,913	53,016
Total revenues	292,560	214,268	78,292
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	89,242	64,521	24,721
Depreciation and amortization	57,461	36,958	20,503
General and administrative	7,594	6,576	1,018
	154,297	108,055	46,242
Operating income	138,263	106,213	32,050
Equity in earnings of SLC Pipeline	3,364	2,552	812
Interest expense, including amortization	(47,182)	(35,959)	(11,223)
Other expense	10	17	(7)
	(46,787)	(33,390)	(13,397)
Income before income taxes	91,476	72,823	18,653
State income tax	(371)	(234)	(137)
Net income	91,105	72,589	18,516
Allocation of net loss attributable to Predecessors	4,200	6,351	(2,151)
Allocation of net loss attributable to noncontrolling interests	(1,153)	859	(2,012)
Net income attributable to Holly Energy Partners	94,152	79,799	14,353
General partner interest in net income, including incentive distributions (1)	(22,450)	(16,806)	(5,644)
Limited partners’ interest in net income	$71,702	$62,993	$8,709
Limited partners’ earnings per unit—basic and diluted (1)	$1.29	$1.38	$(0.09)
Weighted average limited partners’ units outstanding	55,696	45,672	10,024
EBITDA (2)	$194,242	$149,766	$44,476
Distributable cash flow (3)	$153,125	$100,295	$52,830

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	107,509	90,782	16,727
Affiliates—intermediate pipelines	127,169	93,419	33,750
Affiliates—crude pipelines	171,040	161,789	9,251
	405,718	345,990	59,728
Third parties—refined product pipelines	63,152	52,361	10,791
	468,870	398,351	70,519
Terminals and loading racks:
Affiliates	271,549	193,645	77,904
Third parties	53,456	44,454	9,002
	325,005	238,099	86,906
Total for pipelines and terminal assets (bpd)	793,875	636,450	157,425

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

(2)
EBITDA is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization, excluding amounts related to Predecessor. EBITDA is not a calculation based upon GAAP. However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of a billed crude revenue settlement, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. Also it is used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. See our calculation of distributable cash flow under Item 6, “Selected Financial Data.”

Results of Operations — Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Summary
Net income attributable to HEP for the year ended December 31, 2013 was $79.4 million, a $14.7 million decrease compared to the year ended December 31, 2012. This decrease in earnings is due principally to increased operating costs and expenses, including higher depreciation resulting from asset abandonment charges related to tankage permanently removed from service, combined with higher allocations of income to noncontrolling interests. Overall revenues increased but did not keep pace with the cost increases as pipeline volumes supporting HFC's Navajo refinery were reduced in 2013 as the refinery experienced a planned turnaround in the first quarter and unplanned refinery downtime in the fourth quarter. Limited partners' per unit interest in earnings decreased from $1.29 per unit in 2012 to $0.88 per unit in 2013 due to the income decreases combined with higher incentive distributions to the general partner.

Revenues for the year ended December 31, 2013 include the recognition of $7.8 million of prior shortfalls billed to shippers in 2012. As of December 31, 2013, deferred revenue on our consolidated balance sheet related to shortfalls billed was $12.0 million. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have necessary capacity to provide for shipments in excess of guaranteed levels, or when shipping rights expire unused.

Revenues
Total revenues for the year ended December 31, 2013 were $305.2 million, a $12.6 million increase compared to the year ended December 31, 2012. The revenue increase was due to the effect of annual tariff increases, higher cost reimbursement receipts from HFC and a $1.5 million increase in previously deferred revenue realized. Overall pipeline volumes were down 2% compared to the year ended December 31, 2012.

Revenues from our refined product pipelines were $108.3 million, an increase of $3.1 million compared to the year ended December 31, 2012, primarily due to the effects of a $3.3 million increase in previously deferred revenue realized and annual tariff increases. Shipments averaged 170.8 thousand barrels per day (“mbpd“) compared to 170.7 mbpd for 2012.

Revenues from our intermediate pipelines were $25.4 million, a decrease of $3.1 million on shipments averaging 128.5 mbpd compared to 127.2 mbpd for the year ended December 31, 2012. The decrease in revenue is due to the effects of a $1.8 million decrease in deferred revenue realized and reduced volumes on certain high tariff pipeline segments.

Table of Contentsril 19,
Revenues from our crude pipelines were $48.7 million, an increase of $2.9 million on shipments averaging of 161.4 mbpd compared to 171.0 mbpd for the year ended December 31, 2012. Although crude oil pipeline shipments were down, revenues increased due to the annual tariff increases and minimum billings on certain pipeline segments.

Revenues from terminal, tankage and loading rack fees were $122.8 million, an increase of $9.8 million compared to year ended December 31, 2012. The increase in revenues is due to annual fee increases and higher tank cost reimbursement receipts from HFC. Refined products terminalled in our facilities increased an average of 318.9 mbpd compared to 325.0 mbpd for 2012.

Operations Expense
Operations expense for the year ended December 31, 2013 increased by $10.2 million compared to the year ended December 31, 2012. This increase is due to higher maintenance costs, environmental accruals, employee costs and property taxes, offset by a $3.5 million net tax refund related to payroll costs covering a multi-year period.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2013 increased by $8.0 million compared to the year ended December 31, 2012 due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the year ended December 31, 2013 increased by $4.2 million compared to the year ended December 31, 2012 due to increased employee costs.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $2.8 million and $3.4 million for the years ended December 31, 2013 and 2012.

Interest Expense
Interest expense for the year ended December 31, 2013 totaled $47.0 million, a decrease of $0.2 million compared to the year ended December 31, 2012. Our aggregate effective interest rate was 5.7% and 6.5% for the years ended December 31, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the year ended December 31, 2012. This charge related to the premium paid to noteholders upon their tender of an aggregate principal amount of $185.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The gain on the sale of assets for the year ended December 31, 2013 of $1.8 million is comprised of a gain of $2.0 million on the sale of property in El Paso, Texas, partially offset by a $0.2 million loss from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $333,000 and $371,000 for the years ended December 31, 2013 and 2012 which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax that is based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct additional expenses which will result in lower cash taxes to HEP in the current and future years.

Results of Operations—Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Summary
Net income attributable to HEP for the year ended December 31, 2012 was $94.2 million, a $14.4 million increase compared to the year ended December 31, 2011. This increase in earnings was due principally to increased pipeline shipments, earnings attributable to our November 2011 acquisition and annual tariff increases. These factors were offset partially by increased operating costs and expenses, higher interest expense and a loss on the early extinguishment of debt. Although net income attributable to HEP increased, limited partners' per unit interest in earnings decreased from $1.38 per unit in 2011 to $1.29 per unit in 2012. The principal factors that caused the decrease in limited partners' per unit interest, relative to the overall net income attributable to HEP increase, were higher incentive distributions to the general partner and the UNEV acquisition not yet being accretive to earnings, although it was accretive to distributable cash flow.

Table of Contentsril 19,

Revenues for the year ended December 31, 2012 include the recognition of $4.0 million of prior shortfalls billed to shippers in 2011. Deficiency payments of $7.8 million associated with certain guaranteed shipping contracts were deferred during the year ended December 31, 2012.

Revenues
Total revenues for the year ended December 31, 2012 were $292.6 million, a $78.3 million increase compared to the year ended December 31, 2011. This was due principally to increased pipeline shipments, revenues attributable to our recent acquisitions and the effect of annual tariff increases partially offset by a $4.6 million decrease in previously deferred revenue realized under our guaranteed shipping contracts. Overall pipeline volumes were up 18% compared to the year ended December 31, 2011.

Revenues from our refined product pipelines were $105.2 million, an increase of $20.3 million compared to the year ended December 31, 2011. This included $15.0 million in revenues attributable to UNEV pipeline throughputs which commenced initial start-up activities in December 2011 partially offset by a $5.4 million decrease in previously deferred revenue realized under our guaranteed shipping contracts. Volumes shipped on our refined product pipelines averaged 170.7 thousand barrels per day compared to 143.1 mbpd for 2011.

Revenues from our intermediate pipelines were $28.5 million, an increase of $6.6 million compared to the year ended December 31, 2011. This included $3.4 million of increased revenues attributable to the Tulsa interconnect pipelines, which were placed in service in September 2011, and a $0.8 million increase in previously deferred revenue realized under our guaranteed shipping contracts. Volumes shipped on our intermediate pipelines averaged 127.2 mbpd compared to 93.4 mbpd for 2011.

Revenues from our crude pipelines were $45.9 million, a decrease of $1.7 million compared to the year ended December 31, 2011. Revenues for the year ended December 31, 2011 included $5.5 million attributable to a crude pipeline revenue settlement with HFC. Volumes shipped on our crude pipelines increased to an average of 171.0 mbpd compared to 161.8 mbpd for 2011.

Revenues from terminal, tankage and loading rack fees were $112.9 million, an increase of $53.0 million compared to year ended December 31, 2011. This increase was due principally to $45.4 million of increased revenues attributable to our terminal, tankage and loading racks serving HFC's El Dorado and Cheyenne refineries. Refined products terminalled in our facilities increased to an average of 325.0 mbpd compared to 238.1 mbpd for 2011.

Operations Expense
Operations expense for the year ended December 31, 2012 increased by $24.7 million compared to the year ended December 31, 2011. This increase was due principally to increased operating costs of $9.6 million and $5.2 million attributable to the 2012 acquired UNEV pipeline and assets serving HFC's El Dorado and Cheyenne refineries, respectively, higher throughput levels as well as year-over-year increases in property taxes, maintenance service and payroll costs.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2012 increased by $20.5 million compared to the year ended December 31, 2011. This increase was due principally to depreciation attributable to our recent acquisitions from HFC and capital projects. Also contributing were increases in asset abandonment charges related to tankage no longer in service.

General and Administrative
General and administrative costs for the year ended December 31, 2012 increased by $1.0 million compared to the year ended December 31, 2011 due to timing of professional fees related to recent acquisitions.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $3.4 million and $2.6 million for the years ended December 31, 2012 and 2011.

Interest Expense
Interest expense for the year ended December 31, 2012 totaled $47.2 million, an increase of $11.2 million compared to the year ended December 31, 2011. This increase reflected interest on a year-over-year increase in debt levels. Our aggregate effective interest rate was 6.5% and 6.7% for the years ended December 31, 2012 and 2011, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% senior notes for the year ended December 31, 2012. This charge related to the premium paid to noteholders upon their tender of an aggregate principal amount of $185.0 million and related financing costs that were previously deferred.

Table of Contentsril 19,

State Income Tax
We recorded state income tax expense of $371,000 and $234,000 for the years ended December 31, 2012 and 2011 which was solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
In November 2013, we amended the Credit Agreement increasing the size of the credit facility from $550 million to $650 million. Our $650 million senior secured revolving credit facility expires in November 2018 and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the year ended December 31, 2013, we received advances totaling $310.6 million and repaid $368.6 million, resulting in net reduction of $58.0 million under the Credit Agreement and an outstanding balance of $363.0 million at December 31, 2013.
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

In February, May, August and November 2013, we paid regular quarterly cash distributions of $0.4700, $0.4775, $0.4850 and $0.4925, respectively, on all units in an aggregate amount of $139.5 million. Included in this aggregate amount were $24.6 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $1.1 million during the year ended December 31, 2013. The cash flows provided by operating activities of $183.1 million were greater than the cash flows used for financing and investing activities of $132.9 million and $49.1 million, respectively. Working capital decreased by $18.4 million to a deficit of $6.6 million at December 31, 2013 from $11.8 million at December 31, 2012.

Cash Flows—Operating Activities
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows from operating activities increased by $21.9 million from $161.1 million for the year ended December 31, 2012 to $183.1 million for the year ended December 31, 2013. This increase is due principally to $30.7 million of greater cash receipts for services performed in the year ended December 31, 2013 as compared to the prior year, partially offset by payments made for increased operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $7.8 million during the year ended December 31, 2012 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2013. Another $12.0 million is included as deferred revenue on our balance sheet at December 31, 2013 related to shortfalls billed during the year ended December 31, 2013.

Table of Contentsril 19,

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

We billed $4.6 million during the year ended December 31, 2011 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2012. Another $7.8 million was included in our accounts receivable at December 31, 2012 related to shortfalls that occurred during the year ended December 31, 2012.

Cash Flows—Investing Activities
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows used for investing activities increased by $6.5 million from $42.6 million for the year ended December 31, 2012 to $49.1 million for the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, we invested $52.1 million and $42.6 million in additions to properties and equipment, respectively. During the year ended December 31, 2013, we received $2.7 million proceeds from the sale of assets. Distributions in excess of equity in earnings of the SLC Pipeline was $0.3 million for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Cash flows used for investing activities decreased by $163.4 million from $206.3 million for the year ended December 31, 2011 to $42.9 million for the year ended December 31, 2012. During the years ended December 31, 2012 and 2011, we invested $42.9 million and $206.3 million in additions to properties and equipment, respectively. The decrease is attributable to lower expenditures in 2012 as a result of the completion of the UNEV pipeline in 2011. Distributions in excess of equity in earnings of the SLC Pipeline was $0.3 million and $0.1 million for the years ended December 31, 2012 and 2011.

Cash Flows—Financing Activities
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows used for financing activities were $132.9 million for the year ended December 31, 2013 compared to $119.7 million for the year ended December 31, 2012, an increase of $13.2 million. During the year ended December 31, 2013, we received $310.6 million and repaid $368.6 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and $1.5 million from the general partner to maintain its 2% interest. Additionally, we paid $139.5 million in regular quarterly cash distributions to our general and limited partners, and paid $5.6 million for the purchase of common units for recipients of our incentive grants. Also, we distributed $3.1 million to the UNEV noncontrolling interest joint venture partner and paid $1.3 million in financing costs to amend our Credit Facility. During the year ended December 31, 2012, we received $587.0 million and repaid $366.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% senior notes and repaid $260.2 million of our notes. We paid HFC $260.9 million as partial consideration for the acquisition of HFC's 75% interest in UNEV. Additionally, we paid $122.8 million in regular quarterly cash distributions to our general and limited partners, we received $15.0 million from UNEV's joint venture partners, received $1.8 million from our general partner, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.9 million for the purchase of common units for recipients of our incentive grants.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Cash flows used for financing activities were $119.7 million for the year ended December 31, 2012, as discussed above, compared to cash provided of $105.6 million for the year ended December 31, 2011, a decrease of $225.3 million. During the year ended December 31, 2011, we received $118.0 million and repaid $77.0 million in advances under the Credit Agreement, received proceeds of $75.8 million from the issuance of our common units, and repaid $77.1 million of our promissory notes. Additionally, we paid $91.5 million in regular quarterly cash distributions to our general and limited partners, we received $156.5 million from UNEV's joint venture partners, received $5.9 million from our general partner, incurred $3.2 million in financing costs upon the issuance of the 8.25% senior notes, and paid $1.6 million for the purchase of common units for recipients of our incentive grants.

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

Each year the HLS board of directors approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2014 capital budget is comprised of $7.3 million for maintenance capital expenditures and $26.2 million for expansion capital expenditures. We expect to spend approximately $52 million in cash for capital projects approved in 2014 plus those approved in prior years but not yet completed, including the expansion of our crude oil transportation system in southeastern New Mexico and the UNEV project discussed below. In addition to our capital budget, we may spend funds periodically to perform capital upgrades to our assets where a customer reimburses us for such costs. These reimbursements would be required under contractual agreements, and the upgrades would generally benefit the customer over the remaining life of such agreements.

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area.  The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we are converting an existing refined products pipeline to crude oil service, constructing several new pipeline segments, expanding an existing pipeline, and building new truck unloading stations and crude storage capacity.  Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to be between $45 million and $50 million.  We expect that the increase over the original budget range of $35 million to $40 million will be recovered from HFC over a five year period through an additional fee on shipped volumes. We estimate the project will provide increased capacity of up to 100,000 barrels per day across the system and anticipate it will be in full service no later than August 2014.

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada.  We expect that the project will cost approximately $13 million with construction expected to be completed no later than the second quarter of 2014.

HFC and we are collaborating to evaluate the construction of a rail facility that would enable crude oil loading and unloading near HFC's Artesia and/or Lovington, New Mexico refining facilities.  The rail project, which would be connected to our crude oil pipeline transportation system in southeastern New Mexico, would have an initial capacity of up to 70,000 barrels per day and would enable access to a variety of crude oil types including West Texas Intermediate (WTI), West Texas Sour (WTS) and Western Canadian Select (WCS).  The project would provide both additional crude oil takeaway options for producers as crude production in the region continues to grow, and an expanded set of crude oil sourcing options for HFC.  We anticipate project completion would take nine to twelve months once the decision to proceed is made. Our decision to proceed with this project is dependent upon shipper interest, which at present does not support project completion.

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

Table of Contentsril 19,

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

Credit Agreement
On November 22, 2013, we amended our credit agreement increasing the size of the credit facility from $550.0 million to $650.0 million. Our $650.0 million senior secured revolving credit facility expires in November 2018 (the “Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

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

We also have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018 (the “8.25% Senior Notes”). On February 12, 2014, we announced that we will redeem all of our outstanding 8.25% Senior Notes. The redemption price will be equal to 104.125% of the principal amount for a total payment to the holders of the notes of approximately $156.2 million plus accrued interest. The redemption of the 8.25% Senior Notes is scheduled to occur on March 15, 2014. We plan to fund the redemption with borrowings under our Credit Agreement.

Our 6.5% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants which we are in compliance with currently, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

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

Table of Contentsril 19,

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$363,000	$421,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,073)	(4,725)
	295,927	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,297)	(1,601)
	148,703	148,399

Total long-term debt	$807,630	$864,674

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2013.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$813,000	$—	$—	$513,000	$300,000
Long-term debt - interest	221,804	39,748	79,497	73,309	29,250
Pipeline operating lease	23,423	6,692	13,385	3,346	—
Right-of-way leases	1,184	182	344	296	362
Other	17,034	1,987	3,904	3,904	7,239
Total	$1,076,445	$48,609	$97,130	$593,855	$336,851
Long-term debt consists of outstanding principal under the Credit Agreement and Senior Notes. Interest on the credit agreement is calculated using the rate in effect at December 31, 2013. The above table does not reflect the pending redemption of the 8.25% Senior Notes scheduled for March 2014.
The pipeline operating lease amounts above reflect the exercise of the first of three 10-year extensions, expiring in 2017, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way lease payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2013. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations consist of site service agreements with HFC expiring in 2024 through 2026, for the provision of certain maintenance and utility costs that relate to our assets located at HFC’s refinery facilities.

Table of Contentsril 19,

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2013, 2012 and 2011. Historically, the PPI has increased an average of 2.2% annually over the past 5 calendar years.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2013, we have an accrual of $3.6 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

There have been no impairments to goodwill or our long-lived assets as of December 31, 2013.

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

Table of Contentsril 19,

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2013, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At December 31, 2013, we had an outstanding principal balance on our 6.5% Senior Notes and 8.25% Senior Notes of $300 million and $150 million, respectively. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At December 31, 2013, the fair values of our 6.5% Senior Notes and 8.25% Senior Notes were $313.5 million and $158.3 million, respectively. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes and 8.25% Senior Notes at December 31, 2013 would result in a change of approximately $9.1 million and $3.8 million, respectively, in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2013, borrowings outstanding under the Credit Agreement were $363.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $58.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2013 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management concluded that, as of December 31, 2013, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. That report appears on page 55.

Table of Contentsril 19,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited Holly Energy Partners, L.P.’s (the "Partnership") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Holly Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Partnership’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2013, and our report dated February 24, 2014, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 24, 2014

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$6,352	$5,237
Accounts receivable:
Trade	5,061	7,126
Affiliates	29,675	31,594
	34,736	38,720
Prepaid and other current assets	3,874	3,619
Total current assets	44,962	47,576

Properties and equipment, net	957,814	960,535
Transportation agreements, net	87,650	94,596
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,741	25,041
Other assets	10,843	9,864
Total assets	$1,382,508	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$14,414	$7,045
Affiliates	8,484	4,985
	22,898	12,030

Accrued interest	10,239	10,226
Deferred revenue	13,981	8,901
Accrued property taxes	2,603	2,688
Other current liabilities	1,845	1,905
Total current liabilities	51,566	35,750

Long-term debt	807,630	864,674
Other long-term liabilities	14,585	15,433
Deferred revenue	21,669	11,494

Class B unit	20,124	13,903

Equity:
Partners’ equity:
Common unitholders (58,657,048 and 56,782,048 units issued and outstanding at December 31, 2013 and 2012, respectively)	516,147	502,809
General partner interest (2% interest)	(146,557)	(145,877)
Accumulated other comprehensive loss	(144)	(4,279)
Total partners’ equity	369,446	352,653
Noncontrolling interest	97,488	100,203
Total equity	466,934	452,856
Total liabilities and equity	$1,382,508	$1,394,110

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per unit data)
Revenues:
Affiliates	$252,368	$245,582	$168,261
Third parties	52,814	46,978	46,007
	305,182	292,560	214,268
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	99,444	89,242	64,521
Depreciation and amortization	65,423	57,461	36,958
General and administrative	11,749	7,594	6,576
	176,616	154,297	108,055
Operating income	128,566	138,263	106,213

Other income (expense):
Equity in earnings of SLC Pipeline	2,826	3,364	2,552
Interest expense	(47,010)	(47,182)	(35,959)
Interest income	161	—	—
Loss on early extinguishment of debt	—	(2,979)	—
Gain on sale of assets	1,810	—	—
Other (income) expense	61	10	17
	(42,152)	(46,787)	(33,390)
Income before income taxes	86,414	91,476	72,823
State income tax expense	(333)	(371)	(234)
Net income	86,081	91,105	72,589
Allocation of net loss attributable to Predecessors	—	4,200	6,351
Allocation of net loss (income) attributable to noncontrolling interests	(6,632)	(1,153)	859
Net income attributable to Holly Energy Partners	79,449	94,152	79,799
General partner interest in net income, including incentive distributions	(27,523)	(22,450)	(16,806)
Limited partners’ interest in net income	$51,926	$71,702	$62,993
Limited partners’ per unit interest in earnings—basic and diluted	$0.88	$1.29	$1.38
Weighted average limited partners’ units outstanding	58,246	55,696	45,672

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$86,081	$91,105	$72,589

Other comprehensive income:
Change in fair value of cash flow hedging instruments	1,194	(4,418)	(1,956)
Amortization of unrealized loss attributable to discontinued cash flow hedge	849	5,095	41
Reclassification adjustment to net income on partial settlement of cash flow hedge	2,092	1,508	5,477
Other comprehensive income	4,135	2,185	3,562
Comprehensive income before noncontrolling interest	90,216	93,290	76,151
Allocation of comprehensive (income) loss to noncontrolling interests	(6,632)	(1,153)	859
Allocation of net loss attributable to Predecessors	—	4,200	6,351
Comprehensive income attributable to Holly Energy Partners	$83,584	$96,337	$83,361

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$86,081	$91,105	$72,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,423	57,461	36,958
Gain on sale of assets	(1,810)	—	—
Amortization of deferred charges	2,970	7,556	1,253
Amortization of restricted and performance units	3,575	2,858	2,046
(Increase) decrease in operating assets:
Accounts receivable—trade	2,065	(3,997)	489
Accounts receivable—affiliates	1,919	(135)	(13,032)
Prepaid and other current assets	(255)	110	(2,491)
Increase (decrease) in operating liabilities:
Accounts payable—trade	3,365	(9,003)	3,894
Accounts payable—affiliates	3,821	(1,811)	2,137
Accrued interest	13	1,945	763
Deferred revenue	15,255	11,333	(2,127)
Accrued property taxes	(85)	492	206
Other current liabilities	(45)	113	515
Other, net	788	3,122	(4,293)
Net cash provided by operating activities	183,080	161,149	98,907

Cash flows from investing activities
Additions to properties and equipment	(52,101)	(42,861)	(206,309)
Proceeds from sale of assets	2,731	—	—
Distributions in excess of equity in earnings in SLC pipeline	300	262	135
Net cash used for investing activities	(49,070)	(42,599)	(206,174)

Cash flows from financing activities
Borrowings under credit agreement	310,600	587,000	118,000
Repayments of credit agreement borrowings	(368,600)	(366,000)	(77,000)
Proceeds from issuance of senior notes	—	294,750	—
Proceeds from issuance of common units	73,444	—	75,815
Cash distribution to HFC for UNEV acquisition	—	(260,922)	—
Repayment of notes	—	(260,235)	(77,100)
Contributions from UNEV joint venture partners	—	15,000	156,500
Contributions from general partner	1,499	1,748	5,887
Distributions to HEP unitholders	(139,486)	(122,777)	(91,506)
Distributions to noncontrolling interest	(3,125)	—	—
Purchase of units for incentive grants	(5,634)	(4,919)	(1,641)
Deferred financing costs	(1,344)	(3,238)	(3,150)
Other	(249)	(89)	(221)
Net cash provided (used) by financing activities	(132,895)	(119,682)	105,584

Cash and cash equivalents
Increase (decrease) for the year	1,115	(1,132)	(1,683)
Beginning of year	5,237	6,369	8,052
End of year	$6,352	$5,237	$6,369

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In thousands)
Balance December 31, 2010	$269,153	$42,372	$(10,026)	$63,362	$364,861
Issuance of common units	75,815	—	—	—	75,815
Capital contribution	—	127,947	—	36,500	164,447
Distributions to HEP unitholders	(75,951)	(15,555)	—	—	(91,506)
Tankage and terminal assets acquired from HFC:
Transferred basis in properties and goodwill	295,110	—	—	—	295,110
Operating costs prior to acquisition	2,348	—	—	—	2,348
Promissory notes issued	(150,000)	—	—	—	(150,000)
Purchase of units for incentive grants	(2,168)	—	—	—	(2,168)
Amortization of restricted and performance units	2,046	—	—	—	2,046
Other	332	242	—	—	574
Net income	64,754	8,695	—	(860)	72,589
Other comprehensive income	—	—	3,562	—	3,562
Balance December 31, 2011	481,439	163,701	(6,464)	99,002	737,678
Capital contribution	—	10,286	—	3,000	13,286
Distributions to HEP unitholders	(99,744)	(23,033)	—	—	(122,777)
Purchase of 75% interest in UNEV from HFC:
Cash distribution	—	(260,922)	—	—	(260,922)
Issuance of common units	45,839	(45,839)	—	—	—
Issuance of Class B unit	—	(12,200)	—	—	(12,200)
Purchase of units for incentive grants	(4,713)	—	—	—	(4,713)
Amortization of restricted and performance units	2,858	—	—	—	2,858
Class B unit accretion	(1,694)	(9)	—	—	(1,703)
Tankage and terminal assets acquired from HFC:
Transferred basis in properties	7,947	—	—	—	7,947
Other	—	112	—	—	112
Net income	70,877	22,027	—	(1,799)	91,105
Other comprehensive income	—	—	2,185	—	2,185
Balance December 31, 2012	502,809	(145,877)	(4,279)	100,203	452,856
Issuance of common units	73,444	—	—	—	73,444
Capital contribution	—	1,499	—	—	1,499
Distributions to HEP unitholders	(112,039)	(27,447)	—	—	(139,486)
Distributions to UNEV joint venture partners	—	—	—	(3,125)	(3,125)
Purchase of units for incentive grants	(5,313)	—	—	—	(5,313)
Amortization of restricted and performance units	3,575	—	—	—	3,575
Class B unit accretion	(6,097)	(124)	—	—	(6,221)
Other	(248)	(263)	—	—	(511)
Net income	60,016	25,655	—	410	86,081
Other comprehensive income	—	—	4,135	—	4,135
Balance December 31, 2013	$516,147	$(146,557)	$(144)	$97,488	$466,934

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in the UNEV Pipeline, LLC (“UNEV”), which owns a 417-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets, and a 25% interest in SLC Pipeline L.L.C., which owns a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

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

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all prior periods presented.

In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units for which we did not receive any proceeds. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts and those of subsidiaries and joint ventures that we control through a 50% or more ownership interest. All significant inter-company transactions and balances have been eliminated.

Most of our asset acquisitions from HFC occurred while we were a consolidated variable interest entity of HFC. Therefore, as an entity under common control with HFC, we recorded these assets on our balance sheets at HFC's historical basis instead of our purchase price or fair value. If these assets had been acquired from third parties, our acquisition cost in excess of HFC's basis in the transferred assets of $305.3 million would have been recorded as increases to our properties and equipment and intangible assets at the time of acquisition instead of reductions to our partners' equity.

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

Materials and Supplies
Materials and supplies consisting of materials and supplies used for operations are stated at the lower of cost, using the average cost method, or market and are shown under “Prepaid and other current assets” in our consolidated balance sheets.

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

Transportation Agreements
The transportation agreement assets are stated at acquisition date fair value and are being amortized over the periods of the agreements using the straight-line method. See Note 5 for additional information on our transportation agreements.

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

We evaluate long-lived assets, including finite intangible assets, for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset's carrying value exceeds its fair value.

There have been no impairments to goodwill or our long-lived assets as of December 31, 2013.

Investment in SLC Pipeline
We account for our 25% SLC Pipeline joint venture interest using the equity method of accounting, whereby we record our pro-rata share of earnings of the SLC Pipeline, and contributions to and distributions from the SLC Pipeline as adjustments to our investment balance. As of December 31, 2013, our underlying equity in the SLC Pipeline was $59.6 million compared to our recorded investment balance of $24.7 million, a difference of $34.9 million. We are amortizing this difference as an adjustment to our pro-rata share of earnings over the useful lives of the underlying assets of SLC Pipeline.

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2013 and 2012, we have asset retirement obligations of $6.5 million and $5.6 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets. During 2013, we increased our asset retirement obligations by an additional $0.6 million as a result of a change in our previous estimates.

Revenue Recognition
Revenues are recognized as products are shipped through our pipelines and terminals or other services are rendered. Billings to customers for their obligations under their quarterly minimum revenue commitments are recorded as deferred revenue liabilities if the customer has the right to receive future services for these billings. The revenue is recognized at the earlier of:

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

We have additional revenues under an operating lease to a third party of an interest in the capacity of one of our pipelines.

As of December 31, 2013, billings to customers under their minimum revenue commitments per the terms of long-term throughput agreements expiring in 2019 through 2026 and the third party operating lease will result in minimum annualized payments to us in the aggregate of $2.7 billion including $265.6 million for each of the next five years. These agreements provide for increases in the minimum revenue guarantees annually for increases in the Producer Price Index ("PPI") or the Federal Energy Regulatory Commission ("FERC") index, with certain contracts having provisions that limit the level of the rate increases.

We have other cost reimbursement provisions in our throughput / storage agreements providing that customers (including HFC) reimburse us for certain costs. Such reimbursement receipts are recorded as revenue or deferred revenue depending on the nature of the cost. Deferred revenue is recognized over the remaining contractual term of the related throughput agreement.

Taxes billed and collected from our pipeline and terminal customers are recorded on a net basis with no effect on net income.

Environmental Costs
Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. At December 31, 2013 and 2012, we had accruals net of expected recoveries from indemnifying parties for environmental remediation obligations of $3.6 million and $3.0 million, respectively, measured on an undiscounted basis.
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

Income Tax
We are subject to the Texas margin tax that is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax. Due to a statutory change that was enacted in June 2013, we are now able to deduct additional expenses which is anticipated to result in lower cash taxes to HEP in the current and future years.

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

Net Income per Limited Partners' Unit
We use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the year. Net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income, after adjusting for the allocation of net income or loss attributable to previous owners ("Predecessor"), the allocation of net income or loss attributable to noncontrolling interests and the general partner's 2% interest and incentive distributions and other participating securities, by the weighted-average number of outstanding common, subordinated units and other dilutive securities. Other participating securities and dilutive securities are not significant.

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

Note 2:	Acquisitions

2012 UNEV Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.0 million in cash and 2,059,800 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances. The Class B unit increases with each foregone incentive distribution as described above and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The class B unit had a carrying value of $20.1 million at December 31, 2013 and $13.9 million at December 31, 2012 .

Noncontrolling interests reported in the Consolidated Statements of Income include the minority partner's 25% interest in UNEV and income attributable to the Class B unit representing foregone incentive distribution rights and the 7% accretion factor, which collectively amounted to $6.6 million at December 31, 2013 and $1.2 million at December 31, 2012.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. Results of operations of UNEV prior to our acquisition on July 12, 2012 are herein referred to as operations attributable to the Predecessor. For the years ended December 31, 2012 and 2011, our consolidated statement of income includes revenues from UNEV of $18.7 million and $0.3 million, respectively, and net losses of $7.2 million and $3.4 million, respectively. Predecessor revenues for the years ended December 31, 2012 and 2011 are $8.1 million and $0.3 million, respectively, and Predecessor net losses are $4.2 million and $2.6 million, respectively. At December 31, 2013, UNEV had transportation agreements with shippers that provide minimum annualized revenues of $25.0 million, of which $16.9 million relates to a transportation agreement with HFC.

The following table provides HFC's carrying basis related to UNEV on July 12, 2012, immediately prior to the acquisition.

July 12, 2012
(In thousands)
Current assets	$7,083
Properties and equipment, net	418,764
Total assets	$425,847

Current liabilities	$7,040
General partner interest related to Predecessor	318,310
Noncontrolling interest	100,497
Total liabilities and equity	$425,847

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

Summary Pro Forma Information
Assuming both acquisitions had occurred on January 1, 2011 and our throughput agreements with HFC were in effect at that time, the pro forma revenues, net income and earnings per unit are presented below:

Year Ended December 31, 2011
(In thousands, except per share amounts)
(unaudited)
Revenues	$214,268
Net income	$71,145
Earnings per unit	$1.19

Note 3:	Financial Instruments

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		December 31, 2013		December 31, 2012
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.5% senior notes	Level 2	$295,927	$313,500	$295,275	$321,000
8.25% senior notes	Level 2	148,703	158,250	148,398	163,125
		444,630	471,750	443,673	484,125

Interest rate swaps	Level 2	144	144	3,430	3,430
		$444,774	$471,894	$447,103	$487,555

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

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Pipelines, terminals and tankage	$1,077,037	$1,049,531
Land and right of way	63,425	63,248
Construction in progress	50,454	27,150
Other	19,997	24,462
	1,210,913	1,164,391
Less accumulated depreciation	253,099	203,856
	$957,814	$960,535

We capitalized $0.6 million and $0.3 million in interest related to construction projects during the years ended December 31, 2013 and 2012, respectively.

Depreciation expense was $58.1 million, $50.1 million, and $30.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in depreciation expense were asset abandonment charges of $6.2 million, $4.8 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, for assets permanently removed from service.

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

The carrying amounts of our transportation agreements are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	46,514	39,568
	$87,650	$94,596

Amortization expense was $6.9 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated variable interest entity of HFC, therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 6:	Employees, Retirement and Incentive Plans

Employees who provide direct services to us are employed by Holly Logistic Services, L.L.C., an HFC subsidiary. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $7.4 million, $6.9 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs include retirement costs of $5.0 million, $4.3 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (a significant proportion of our awards) is to expense the costs ratably over the vesting periods.

As of December 31, 2013, we have three types of incentive-based awards which are described below. The compensation cost charged against income was $3.6 million, $2.7 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2013, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,634,211 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

Restricted and Phantom Units
Under our Long-Term Incentive Plan, we grant restricted units to selected employees and non-employee directors who perform services for us, with most awards vesting over a period of one to three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution and voting rights on these units from the date of grant.

In addition, we grant phantom units to certain employees, which vest over a period of one year. Vested units are paid in common units. Full ownership of the units does not transfer to the recipient until the units vest, and the recipients do not have voting or distribution rights on these units until they vest.

The fair value of each restricted unit and phantom unit award is measured at the market price as of the date of grant and is amortized over the vesting period.

A summary of restricted unit and phantom unit activity and changes during the year ended December 31, 2013 is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2013 (nonvested)	58,472	$31.21
Granted	116,606	34.66
Vesting and transfer of full ownership to recipients	(39,522)	31.39
Forfeited	(12,605)	41.18
Outstanding at December 31, 2013 (nonvested)	122,951	$33.36

The fair values of restricted units that were vested and transferred to recipients during the years ended December 31, 2013, 2012 and 2011 were $1.2 million, $2.4 million and $1.4 million respectively. No phantom units vested during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $2.8 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.4 years. For the years ended December 31, 2012 and 2011, the grant date closing unit price applied to the number of restricted units ultimately awarded was $31.01 and $29.05 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of December 31, 2013, estimated unit payouts for outstanding nonvested performance unit awards were at 100% to 150%.

We granted 32,888 target performance units to certain officers in March 2013 and 12,954 target performance units to certain officers in November 2013 (as a result of a change in the timing of long-term incentive award grants). These units will vest over a three-year performance period ending December 31, 2015 and December 31, 2016, respectively, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 0% to 200% of the target number of performance units granted (in the case of our Chairman) or from 50% to 150% of the target number of performance units granted (in the case of other officers granted performance units). Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $40.86 for the performance units granted in March 2013 and $30.40 for the performance units granted in November 2013 and will apply to the number of units ultimately awarded. For the years ended December 31, 2012 and 2011, the grant date closing unit price applied to the number of units ultimately awarded was $30.61 and $29.83 respectively.

A summary of performance unit activity and changes during the twelve months ended December 31, 2013 is presented below:

Performance Units	Units
Outstanding at January 1, 2013 (nonvested)	54,498
Granted	45,842
Vesting and transfer of common units to recipients	(25,124)
Outstanding at December 31, 2013 (nonvested)	75,216

The grant date fair value of performance units vested and transferred to recipients during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.5 million and $0.9 million, respectively. Based on the weighted average fair value at December 31, 2013 of $2.6 million, there was $1.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

During the year ended December 31, 2013, we paid $5.6 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7:	Debt

Credit Agreement
On November 22, 2013, we amended our credit agreement increasing the size of the credit facility from $550 million to $650 million. Our $650 million senior secured revolving credit facility expires in November 2018 (the “Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is available also to fund letters of credit up to a $50 million sub-limit. During the year ended December 31, 2013, we received advances totaling $310.6 million and repaid $368.6 million, resulting in net reductions of $58.0 million under the Credit Agreement and an outstanding balance of $363 million at December 31, 2013.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The interest rates on our Credit Agreement borrowings in effect at December 31, 2013 and 2012 were 2.163% and 2.456%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

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

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% senior notes maturing March 1, 2020 (the “6.5% Senior Notes”). Net proceeds of $294.8 million were used in March and April 2012 to redeem $185.0 million aggregate principal amount of our 6.25% senior notes maturing March 1, 2015 (the “6.25% Senior Notes”) tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes related to our November 2011 acquisition of assets located at HFC's El Dorado and Cheyenne refineries, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement.

Also, we have $150 million in aggregate principal amount outstanding of 8.25% senior notes maturing March 15, 2018 (the “8.25% Senior Notes”). On February 12, 2014, we announced that we will redeem all of our outstanding 8.25% Senior Notes. The redemption price will be equal to 104.125% of the principal amount for a total payment to the holders of the notes of approximately $156.2 million plus accrued interest. The redemption of the 8.25% Senior Notes is scheduled to occur on March 15, 2014. We plan to fund the redemption with borrowings under our Credit Agreement.

The 6.5% Senior Notes and 8.25% Senior Notes (collectively, the “Senior Notes”) are unsecured and impose certain restrictive covenants, which we are currently in compliance with, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Credit Agreement	$363,000	$421,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(4,073)	(4,725)
	295,927	295,275
8.25% Senior Notes
Principal	150,000	150,000
Unamortized discount	(1,297)	(1,601)
	148,703	148,399

Total long-term debt	$807,630	$864,674

Maturities of our long-term debt are as follows:

Years Ending December 31,	(In thousands)
2014	$—
2015	—
2016	—
2017	—
2018	513,000
Thereafter	300,000
Total	$813,000

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2013, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap entered into in December 2011, effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. In August 2012, we entered into two similar interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2013, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of December 31, 2013, we had no ineffectiveness on our cash flow hedges.

Prior to entering into our swap contract in December 2011 (discussed above), we terminated our previous interest rate swap that prior to settlement also served to hedge our exposure to the effects of LIBOR changes on the same $155 million Credit Agreement advance. We terminated this swap at a cost of $6 million, to lock in a lower effective interest rate on this $155 million advance, which by means of the previous swap contract was effectively fixed at 6.24% at the time of termination. This cost of terminating the swap was amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract.

At December 31, 2013, we have accumulated other comprehensive loss of $0.1 million that relates to our current cash flow hedging instruments. Approximately $0.4 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
December 31, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$1,814	Accumulated other comprehensive loss	$1,814
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other assets	1,670	Accumulated other comprehensive gain	1,670
		$144		$144

December 31, 2012
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($305 million of LIBOR based debt interest)	Other long-term liabilities	$3,430	Accumulated other comprehensive loss	$3,430

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

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$11,961	$8,736	$10,477
6.5% Senior Notes	19,506	15,716	—
6.25% Senior Notes	—	2,422	11,565
8.25% Senior Notes	12,380	12,380	12,380
Promissory Notes	—	543	745
Amortization of discount and deferred debt issuance costs	2,123	1,946	1,212
Amortization of unrecognized loss attributable to terminated cash flow hedge	849	5,095	41
Commitment fees	832	621	430
Total interest incurred	47,651	47,459	36,850
Less capitalized interest	641	277	891
Net interest expense	$47,010	$47,182	$35,959
Cash paid for interest	$44,655	$38,476	$34,825

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

As of December 31, 2013, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2014	$6,874
2015	6,871
2016	6,857
2017	3,495
2018	148
Thereafter	362
Total	$24,607
Rental expense charged to operations was $8.3 million, $8.1 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 94% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	2013	2012	2011
HFC	83%	84%	79%
Alon	11%	11%	18%

Note 10:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2013 PPI adjustment, HFC's minimum annualized payments to us under these agreements increased by $4.7 million to $225.5 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

In November 2011, we reached an agreement with HFC that clarifies certain terms of a crude pipelines and tankage throughput agreement, whereby HFC agreed to pay us $5.5 million for certain past deliveries on our crude pipeline system. We recognized this settlement as revenue in the fourth quarter of 2011 that was billed in six equal quarterly installments through March 2013.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee for the provision by HFC or its affiliates of various general and administrative services to us, currently $2.3 million. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues from HFC were $252.4 million, $245.6 million and $168.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $2.3 million for each of the three years ended December 31, 2013, 2012 and 2011.

•
We reimbursed HFC for costs of employees supporting our operations of $34.6 million, $31.1 million and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Netted against the cost of employees for the year ended December 31, 2013 is a $3.5 million refund received from HFC for net tax refunds related to payroll costs covering a multi-year period.

•	HFC reimbursed us $21.6 million, $13.4 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, for certain reimbursable costs and capital projects.

•
We distributed $71.4 million, $64.0 million and $40.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $29.7 million and $31.6 million at December 31, 2013 and 2012, respectively.

•	Accounts payable to HFC were $8.5 million and $5.0 million at December 31, 2013 and 2012, respectively.

•
Revenues for the years ended December 31, 2013, 2012 and 2011 include $5.1 million, $7.8 million and $3.3 million of shortfall payments billed in 2012, 2011 and 2010, respectively, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters in 2013, 2012 and 2011. Additionally, revenues for the year ended December 31, 2012 include $3.8 million due to capacity constraints on our UNEV pipeline system. Deferred revenue in the consolidated balance sheets at December 31, 2013 and 2012, includes $10.1 million and $5.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $10.1 million deferred at December 31, 2013.

•	We acquired from HFC a 75% interest in the UNEV Pipeline in July 2012 and certain tankage and terminal assets in November 2011. See Note 2 for a description of these transactions.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of December 31, 2013, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

On January 16, 2013, a two-for-one unit split was paid in the form of a common unit distribution for each issued and outstanding common unit to all unitholders of record on January 7, 2013. All references to unit and per unit amounts in this document and related disclosures have been adjusted to reflect the effect of the unit split for all prior periods presented.

Common Unit Issuances

2013 Issuances
In March 2013, we closed on a public offering of 1,875,000 of our common units. Additionally, an affiliate of HFC, as a selling unitholder, closed on a public sale of 1,875,000 of its HEP common units for which we did not receive any proceeds. We used our net proceeds of $73.4 million to repay indebtedness incurred under our credit facility and for general partnership purposes. Amounts repaid under our credit facility may be reborrowed from time to time, and we intend to reborrow certain amounts to fund capital expenditures.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
General partner interest in net income	$1,059	$1,464	$1,287
General partner incentive distribution	26,464	20,986	15,519
Total general partner interest in net income	$27,523	$22,450	$16,806

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

On January 23, 2014, we announced our cash distribution for the fourth quarter of 2013 of $0.50 per unit. The distribution is payable on all common and general partner units and will be paid February 14, 2014 to all unitholders of record on February 4, 2014.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per unit data)
General partner interest in distribution	$2,982	$2,566	$1,981
General partner incentive distribution	26,464	20,986	15,519
Total general partner distribution	29,446	23,552	17,500
Limited partner distribution	114,675	102,222	81,508
Total regular quarterly cash distribution	$144,121	$125,774	$99,008
Cash distribution per unit applicable to limited partners	$1.955	$1.835	$1.740

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets of $305.3 million, would have been recorded in our financial statements at the time of acquisition, as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 12:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2013
Revenues	$74,298	$75,285	$77,723	$77,876	$305,182
Operating income	$31,047	$32,520	$34,173	$30,826	$128,566
Income before income taxes	$21,345	$21,641	$23,097	$20,331	$86,414
Net income	$21,289	$21,297	$23,057	$20,438	$86,081
Net income attributable to Holly Energy Partners	$18,399	$20,167	$21,885	$18,998	$79,449
Limited partners’ per unit interest in net income – basic and diluted	$0.21	$0.23	$0.25	$0.19	$0.88
Distributions per limited partner unit	$0.478	$0.485	$0.493	$0.500	$1.955
Year Ended December 31, 2012
Revenues	$68,415	$68,660	$74,054	$81,431	$292,560
Operating income	$31,602	$30,116	$35,572	$40,973	$138,263
Income before income taxes	$19,431	$19,204	$23,909	$28,932	$91,476
Net income	$19,356	$19,128	$23,773	$28,848	$91,105
Net income attributable to Holly Energy Partners	$21,774	$22,003	$23,336	$27,039	$94,152
Limited partners’ per unit interest in net income – basic and diluted	$0.30	$0.30	$0.32	$0.37	$1.29
Distributions per limited partner unit	$0.448	$0.455	$0.463	$0.470	$1.835

Note 13:	Supplemental Guarantor/Non-Guarantor Financial Information

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

The following financial information presents condensed consolidating balance sheets, statements of comprehensive income, and statements of cash flows of the Parent, the Guarantor Subsidiaries and the Non-Guarantor subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries and the Guarantor Restricted Subsidiaries accounted for the ownership of the Non-Guarantor Non-Restricted Subsidiaries, using the equity method of accounting.

Condensed Consolidating Balance Sheet

December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,447	$4,903	$—	$6,352
Accounts receivable	—	31,107	4,543	(914)	34,736
Intercompany accounts receivable	—	62,516	—	(62,516)	—
Prepaid and other current assets	234	2,590	1,050	—	3,874
Total current assets	236	97,660	10,496	(63,430)	44,962
Properties and equipment, net	—	564,847	392,967	—	957,814
Investment in subsidiaries	885,598	292,464	—	(1,178,062)	—
Transportation agreements, net	—	87,650	—	—	87,650
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,741	—	—	24,741
Other assets	1,684	9,159	—	—	10,843
Total assets	$887,518	$1,333,019	$403,463	$(1,241,492)	$1,382,508

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$18,966	$4,846	$(914)	$22,898
Intercompany accounts payable	62,516	—	—	(62,516)	—
Accrued interest	10,198	41	—	—	10,239
Deferred revenue	—	6,406	7,575	—	13,981
Accrued property taxes	—	1,661	942	—	2,603
Other current liabilities	629	1,216	—	—	1,845
Total current liabilities	73,343	28,290	13,363	(63,430)	51,566

Long-term debt	444,630	363,000	—	—	807,630
Other long-term liabilities	99	14,338	148	—	14,585
Deferred revenue	—	21,669	—	—	21,669
Class B unit	—	20,124	—	—	20,124
Equity - partners	369,446	885,598	389,952	(1,275,550)	369,446
Equity - noncontrolling interest	—	—	—	97,488	97,488
Total liabilities and partners’ equity	$887,518	$1,333,019	$403,463	$(1,241,492)	$1,382,508

Condensed Consolidating Balance Sheet

December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$823	$4,412	$—	$5,237
Accounts receivable	—	32,319	6,401	—	38,720
Intercompany accounts receivable	42,194	—	—	(42,194)	—
Prepaid and other current assets	224	2,395	1,000	—	3,619
Total current assets	42,420	35,537	11,813	(42,194)	47,576
Properties and equipment, net	—	563,701	396,834	—	960,535
Investment in subsidiaries	763,569	300,607	—	(1,064,176)	—
Transportation agreements, net	—	94,596	—	—	94,596
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	25,041	—	—	25,041
Other assets	1,154	8,710	—	—	9,864
Total assets	$807,143	$1,284,690	$408,647	$(1,106,370)	$1,394,110

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,745	$1,285	$—	$12,030
Intercompany accounts payable	—	42,194	—	(42,194)	—
Accrued interest	10,198	28	—	—	10,226
Deferred revenue	—	3,319	5,582	—	8,901
Accrued property taxes	—	1,923	765	—	2,688
Other current liabilities	563	1,274	68	—	1,905
Total current liabilities	10,761	59,483	7,700	(42,194)	35,750

Long-term debt	443,674	421,000	—	—	864,674
Other long-term liabilities	55	15,241	137	—	15,433
Deferred revenue	—	11,494	—	—	11,494
Class B unit	—	13,903	—	—	13,903
Equity - partners	352,653	763,569	400,810	(1,164,379)	352,653
Equity - noncontrolling interest	—	—	—	100,203	100,203
Total liabilities and partners’ equity	$807,143	$1,284,690	$408,647	$(1,106,370)	$1,394,110

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$236,336	$17,258	$(1,226)	$252,368
Third parties	—	42,139	10,675	—	52,814
	—	278,475	27,933	(1,226)	305,182
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	88,614	12,056	(1,226)	99,444
Depreciation and amortization	—	51,082	14,341	—	65,423
General and administrative	3,381	8,368	—	—	11,749
	3,381	148,064	26,397	(1,226)	176,616
Operating income (loss)	(3,381)	130,411	1,536	—	128,566
Equity in earnings of subsidiaries	115,850	1,231	—	(117,081)	—
Equity in earnings of SLC Pipeline	—	2,826	—	—	2,826
Interest income	—	56	105	—	161
Interest expense	(33,020)	(13,990)	—	—	(47,010)
Gain on sale of assets	—	1,810	—	—	1,810
Other	—	61	—	—	61
	82,830	(8,006)	105	(117,081)	(42,152)
Income (loss) before income taxes	79,449	122,405	1,641	(117,081)	86,414
State income tax expense	—	(333)	—	—	(333)
Net income (loss)	79,449	122,072	1,641	(117,081)	86,081
Allocation of net loss attributable to Predecessors	—	—	—	—	—
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(6,632)	(6,632)
Net income (loss) attributable to Holly Energy Partners	79,449	122,072	1,641	(123,713)	79,449
Other comprehensive (loss)	4,135	4,135	—	(4,135)	4,135
Comprehensive income (loss)	$83,584	$126,207	$1,641	$(127,848)	$83,584

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$232,986	$13,754	$(1,158)	$245,582
Third parties	—	41,984	4,994	—	46,978
	—	274,970	18,748	(1,158)	292,560
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	78,766	11,634	(1,158)	89,242
Depreciation and amortization	—	43,147	14,314	—	57,461
General and administrative	3,336	4,258	—	—	7,594
	3,336	126,171	25,948	(1,158)	154,297
Operating income (loss)	(3,336)	148,799	(7,200)	—	138,263
Equity in earnings of subsidiaries	130,743	(5,400)	—	(125,343)	—
Equity in earnings of SLC Pipeline	—	3,364	—	—	3,364
Interest (expense) income	(31,523)	(15,659)	—	—	(47,182)
Loss on early extinguishment of debt	(2,979)	—	—	—	(2,979)
Other	—	10	—	—	10
	96,241	(17,685)	—	(125,343)	(46,787)
Income (loss) before income taxes	92,905	131,114	(7,200)	(125,343)	91,476
State income tax expense	—	(371)	—	—	(371)
Net income (loss)	92,905	130,743	(7,200)	(125,343)	91,105
Allocation of net loss attributable to Predecessors	4,200	—	—	—	4,200
Allocation of net loss attributable to noncontrolling interests	(2,953)	—	—	1,800	(1,153)
Net income (loss) attributable to Holly Energy Partners	94,152	130,743	(7,200)	(123,543)	94,152
Other comprehensive income	2,185	2,185	—	(2,185)	2,185
Comprehensive income (loss)	$96,337	$132,928	$(7,200)	$(125,728)	$96,337

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$168,519	$313	$(571)	$168,261
Third parties	—	46,005	2	—	46,007
	—	214,524	315	(571)	214,268
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	63,100	1,992	(571)	64,521
Depreciation and amortization	—	35,200	1,758	—	36,958
General and administrative	3,902	2,674	—	—	6,576
	3,902	100,974	3,750	(571)	108,055
Operating income (loss)	(3,902)	113,550	(3,435)	—	106,213
Equity in earnings (loss) of subsidiaries	101,844	(2,576)	—	(99,268)	—
Equity in earnings of SLC Pipeline	—	2,552	—	—	2,552
Interest (expense) income	(24,494)	(11,465)	—	—	(35,959)
Other	—	17	—	—	17
	77,350	(11,472)	—	(99,268)	(33,390)
Income (loss) before income taxes	73,448	102,078	(3,435)	(99,268)	72,823
State income tax expense	—	(234)	—	—	(234)
Net income (loss)	73,448	101,844	(3,435)	(99,268)	72,589
Allocation of net loss attributable to Predecessors	6,351	—	—	—	6,351
Allocation of net loss attributable to noncontrolling interests	—	—	—	859	859
Net income (loss) attributable to Holly Energy Partners	79,799	101,844	(3,435)	(98,409)	79,799
Other comprehensive (loss)	3,562	3,562	—	(3,562)	3,562
Comprehensive income (loss)	$83,361	$105,406	$(3,435)	$(101,971)	$83,361

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$(34,605)	$197,678	$20,007	$—	$183,080

Cash flows from investing activities
Additions to properties and equipment	—	(45,085)	(7,016)	—	(52,101)
Proceeds from the sale of assets	—	2,731	—	—	2,731
Distributions from UNEV	—	9,375	—	(9,375)	—
Distributions in excess of earnings in SLC pipeline	—	300	—	—	300
	—	(32,679)	(7,016)	(9,375)	(49,070)
Cash flows from financing activities
Net repayments under credit agreement	—	(58,000)	—	—	(58,000)
Net intercompany financing activities (1)	105,031	(105,031)	—	—	—
Proceeds from the issuance of common units	73,444	—	—	—	73,444
Contributions from general partners	1,499	—	—	—	1,499
Distributions to HEP unitholders	(139,486)	—	—	—	(139,486)
Distributions to noncontrolling interests	—	—	(12,500)	9,375	(3,125)
Purchase of units for incentive grants	(5,634)	—	—	—	(5,634)
Deferred financing costs	—	(1,344)	—	—	(1,344)
Other	(249)	—	—	—	(249)
	34,605	(164,375)	(12,500)	9,375	(132,895)
Cash and cash equivalents
Increase for the period	—	624	491	—	1,115
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$1,447	$4,903	$—	$6,352

(1) Effective with fiscal year 2013, we changed the 2012 and 2011 cash flow presentation of transactions associated with the partnerships intercompany lending activities by reclassifying certain amounts from operating cash flows to financing cash flows.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$(34,557)	$194,667	$1,039	$—	$161,149

Cash flows from investing activities
Additions to properties and equipment	—	(28,134)	(14,727)	—	(42,861)
Distribution in excess of earnings in SLC pipeline	—	262	—	—	262
	—	(27,872)	(14,727)	—	(42,599)

Cash flows from financing activities
Net borrowings under credit agreement	—	221,000	—	—	221,000
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Net intercompany financing activities (1)	51,989	(51,989)	—	—	—
Cash distribution to HFC for UNEV acquisition	—	(260,922)	—	—	(260,922)
Repayments of notes	(185,000)	(75,235)	—	—	(260,235)
Contributions from UNEV joint venture partners	—	—	15,000	—	15,000
Contributions from general partner	1,748	—	—	—	1,748
Distributions to HEP unitholders	(122,777)	—	—	—	(122,777)
Purchase of units for restricted grants	(5,240)	321	—	—	(4,919)
Deferred financing costs	(913)	(2,325)	—	—	(3,238)
Other	—	(89)	—	—	(89)
	34,557	(169,239)	15,000	—	(119,682)
Cash and cash equivalents
Increase (decrease) for the period	—	(2,444)	1,312	—	(1,132)
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$823	$4,412	$—	$5,237

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$(24,515)	$121,776	$1,646	$—	$98,907

Cash flows from investing activities
Additions to properties and equipment	—	(43,614)	(162,695)	—	(206,309)
Distributions in excess of earnings in SLC pipeline	—	135	—	—	135
	—	(43,479)	(162,695)	—	(206,174)

Cash flows from financing activities
Net borrowings under credit agreement	—	41,000	—	—	41,000
Net intercompany financing activities (1)	36,181	(36,181)	—	—	—
Repayments of promissory notes	—	(77,100)	—	—	(77,100)
Proceeds from issuance of common units	75,815	—	—	—	75,815
Contributions from UNEV joint venture partners	—	—	156,500	—	156,500
Contributions from general partner	5,887	—	—	—	5,887
Distributions to HEP unitholders	(91,506)	—	—	—	(91,506)
Purchase of units for restricted grants	(1,641)	—	—	—	(1,641)
Deferred financing costs	—	(3,150)	—	—	(3,150)
Other	(221)	—	—	—	(221)
	24,515	(75,431)	156,500	—	105,584
Cash and cash equivalents
Increase (decrease) for the period	—	2,866	(4,549)	—	(1,683)
Beginning of period	2	401	7,649	—	8,052
End of period	$2	$3,267	$3,100	$—	$6,369

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2013 that would need to be reported on Form 8-K that have not been previously reported.

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

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2013, the following HLS executive officers were the only executive officers who spent all of their professional time managing our business and affairs:

Name	Title
Matthew P. Clifton	Chairman of the Board and Chief Executive Officer (1)
Bruce R. Shaw	President
Mark T. Cunningham	Senior Vice President, Operations

(1)	Mr. Clifton served in these capacities through the end of day on December 31, 2013.

Scott C. Surplus, Vice President and Controller, devoted a portion of his professional time to overseeing the risk management and insurance practices of HFC. Douglas S. Aron, Executive Vice President and Chief Financial Officer, and Denise C. McWatters, Senior Vice President, General Counsel and Secretary, are also officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs. Effective at the end of day on December 31, 2013, Mr. Clifton retired as Chief Executive Officer. Effective January 1, 2014, Mr. Clifton was appointed as Executive Chairman of HLS and Michael C. Jennings was appointed as Chief Executive Officer of HLS. Mr. Jennings is also an officer of HFC and devotes as much of his professional time as is necessary to oversee the management of our business and affairs. Effective February 28, 2014, Mr. Clifton will retire as Executive Chairman of HLS, and as an employee of HLS, and will serve as Chairman of the Board in a non-employee capacity.

Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are non-recourse.

Board Leadership Structure

The Board of Directors of HLS (the “Board”) is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Effective January 1, 2014, the Board separated the positions of Chairman and Chief Executive Officer. Currently, Mr. Clifton serves as the Executive Chairman of HLS (and, effective February 28, 2014, as Chairman of the Board in a non-employee capacity) and Mr. Jennings serves as the Chief Executive Officer of HLS. The Board believes that at this time the separation of these positions enhances both the oversight of management by the Board and HLS’s and HEP’s overall leadership structure. In addition, as a result of his former role as HLS’s Chief Executive Officer, Mr. Clifton has company-specific experience and expertise and as Executive Chairman (and, effective February 28, 2014, as Chairman of the Board) can identify strategic priorities, lead the discussion and execution of strategy, and facilitate the flow of information between management and the Board.

Presiding Director

Mr. Charles M. Darling, IV was appointed by the non-management directors of HLS to serve as the lead independent director (the “Presiding Director”) of the Board. The Presiding Director has the following responsibilities:

•	presiding at all executive sessions of the non-management directors of the Board;

•	consulting with management on Board and committee meeting agendas;

•
acting as a liaison in appropriate instances between management and the non-management directors, including advising the Chairman and Chief Executive Officer on the efficiency of the Board meetings; and

Table of Contentsril 19,

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

Risk Management

The Board has an active role in overseeing management of the risks affecting HLS and HEP. The Board regularly reviews information regarding HLS and HEP’s credit, liquidity and business and operations, as well as the risks associated with each. The Board committees are also engaged in overseeing risk associated with HLS and HEP.

•	The Compensation Committee oversees the management of risks relating to HLS’s executive compensation plans and arrangements.

•	The Audit Committee oversees management of financial reporting and controls risks.

•	The Conflicts Committee oversees specific matters that the Board or the Conflicts Committee believes may involve conflicts of interest with HFC.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is ultimately responsible for the risk management of HLS and HEP and is regularly informed through committee reports about such risks.

The sole member of HLS manages risks associated with the independence of the Board. The Audit Committee and the Board also receive input and reports from HLS’s risk management oversight committee on management’s views of the risks facing HLS and HEP. The risk management oversight committee is made up of management personnel, none of whom serve on the Board and all of whom have a range of different backgrounds, skills and experiences with regard to the operational, financial and strategic risk profile of HLS and HEP. The risk management oversight committee monitors the risk environment for HLS and HEP as a whole, and reviews the activities that mitigate risks to an achievable and acceptable level.

Director Qualifications

The Board believes that it is necessary for each of HLS’s directors to possess a variety of qualities and skills. When searching for new candidates, the sole member of HLS considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future needs. The Board also believes that all directors must possess a considerable amount of business management, business leadership and educational experience. When considering director candidates, the sole member of HLS first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics and commitment to the goal of maximizing unitholder value. The sole member of HLS also focuses on issues of diversity, such as diversity of education, professional experience and differences in viewpoints and skills. The sole member of HLS does not have a formal policy with respect to diversity; however, the Board and the sole member of HLS believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the sole member of HLS considers the entirety of each candidate’s credentials in the context of these standards. All our directors bring to the Board executive leadership experience derived from their service in many areas.

Director Independence

The Board has determined that Messrs. Darling, William J. Gray, Jerry W. Pinkerton, P. Dean Ridenour and William P. Stengel meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange.

Audit Committee. The Audit Committee of HLS is composed of three directors, Messrs. Pinkerton, Ridenour and Darling. The Board has determined that each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Table of Contentsril 19,

Conflicts Committee. The Conflicts Committee of HLS is composed of three directors, Messrs. Stengel, Pinkerton and Gray. The Board has determined that each member of the Conflicts Committee is “independent” as defined by the New York Stock Exchange listing standards and Rule 10A-3 of the Exchange Act, as required by the Conflicts Committee Charter.

Compensation Committee. The Compensation Committee of HLS is composed of five directors, Messrs. Jennings, Darling, Gray, Stengel and Townsend. The Board has determined that each of Messrs. Darling, Gray and Stengel is “independent” as defined by the New York Stock Exchange listing standards. Because we are a master limited partnership, Rule 303A.05 of the New York Stock Exchange Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us.

Independence Determinations. In making its independence determinations, the Board considered certain transactions, relationships and arrangements. In determining Mr. Ridenour’s independence, the Board considered that Mr. Ridenour has not been employed by HFC or HLS since 2008 and has not received compensation in excess of $120,000 since 2009. The Board has determined that these historical relationships do not impair Mr. Ridenour’s independence.

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

The Board, Its Committees and Director Compensation

Directors

The following individuals serve as directors of HLS:
_________________________________________________________________________________________

Matthew P. Clifton	Director since July 2004. Age 62.

Principal Occupation:	Executive Chairman of HLS

Business Experience:
Mr. Clifton was appointed as Executive Chairman of HLS in January 2014 and, effective February 28, 2014, will serve as Chairman of the Board in a non-employee capacity. Mr. Clifton served as Chairman of the Board and Chief Executive Officer of HLS from March 2004 through December 2013. Mr. Clifton served as President of HLS from July 2011 to November 2012. Mr. Clifton joined Holly Corporation in 1980 and served as the Executive Chairman of HFC from July 2011 through December 2012. Mr. Clifton previously served as Chief Executive Officer of Holly Corporation from 2006 until the merger with Frontier Oil Corporation in July 2011, as Chairman of the Board of Holly Corporation from April 2007 until the merger with Frontier Oil Corporation in July 2011 and as President of Holly Corporation from 1995 until 2006.

Additional Directorships:	Mr. Clifton served as a director of HFC from 1995 through December 2012.

Qualifications:
Mr. Clifton has extensive knowledge of the operations of HLS and HEP, the refining industry and macro-economic conditions, as well as valuable industry relationships throughout the country. Mr. Clifton brings a unique and valuable perspective as well as an understanding of HLS’s and HEP’s history, culture, vision and strategy to the Board.

_________________________________________________________________________________________

Table of Contentsril 19,

Charles M. Darling, IV    Director since July 2004. Age 65.

Principal Occupation:	President of DQ Holdings, L.L.C.

Business Experience:
Mr. Darling has served as President of DQ Holdings, L.L.C., a venture capital investment and consulting firm focused primarily on opportunities in the energy industry, since August 1998. Mr. Darling was previously the General Manager of Desert Power, LP and of its general partner, Desert Power, LLC, which was an indirect affiliate of DQ Holdings, L.L.C. In late 2006, Desert Power, LLC and Desert Power, LP, along with certain of their subsidiaries, filed for bankruptcy in Nevada. In late 2007, the bankruptcy court approved the plan of reorganization, which became final in accordance with its terms in early 2008. Mr. Darling also previously practiced law at the law firm of Baker Botts, L.L.P. for over 20 years.

Qualifications:
Mr. Darling has significant experience addressing financial, legal, regulatory and risk matters affecting HLS and HEP. His service as a partner of a major international law firm practicing energy law, as President and General Counsel of a publicly traded energy company with a publicly traded pipelines master limited partnership and his subsequent endeavors in the energy industry as President of an investment and development firm provide him with valuable insight into our industry. Mr. Darling’s leadership skills, management and legal experience make him particularly well suited to be our Presiding Director.

________________________________________________________________________________________

William J. Gray	Director since April 2008. Age 73.

Principal Occupation:	Private Consultant and Member of the New Mexico House of Representatives

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

__________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 48.

Principal Occupation:	Chief Executive Officer and President of HFC and Chief Executive Officer of HLS

Business Experience:
Mr. Jennings was appointed as Chief Executive Officer of HLS in January 2014. Mr. Jennings has served as the Chief Executive Officer and President of HFC since the merger of Holly Corporation and Frontier Oil Corporation in July 2011 and as Chairman of the Board of HFC since January 2013. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 until 2009.

Additional Directorships:
Mr. Jennings currently serves as the Chairman of the Board and a director of HFC and a director of ION Geophysical Corporation. Mr. Jennings served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:
Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

________________________________________________________________________________________

Table of Contentsril 19,

Jerry W. Pinkerton	Director since July 2004. Age 73.

Principal Occupation:	Retired

Business Experience:
Mr. Pinkerton retired in December 2003. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp. (now Energy Future Holdings Corp.), and from August 1997 to December 2000, Mr. Pinkerton served as Controller of TXU Corp. and its U.S. subsidiaries. Mr. Pinkerton previously served as the Vice President and Chief Accounting Officer of ENSERCH Corporation and was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner.

Additional Directorships:
Since April 2012, Mr. Pinkerton has served on the board of directors of Southcross Energy Partners GP, LLC, the general partner of Southcross Energy Partners, L.P., and serves as the chair of the audit and conflicts committees of the board of directors of Southcross Energy Partners GP, LLC. Mr. Pinkerton served on the board of directors of Animal Health International, Inc., and served as chair of its audit committee, from May 2008 to June 2011.

Qualifications:
Mr. Pinkerton brings to the Board his audit, accounting and financial reporting expertise and a level of financial sophistication that qualifies him as an audit committee financial expert. Due to his executive management experience with public companies and public accounting firms, Mr. Pinkerton possesses business and management expertise that provide an invaluable insight into HLS’s and HEP’s business.

__________________________________________________________________________________________

P. Dean Ridenour	Director since August 2004. Age 72.

Principal Occupation:	Retired

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

Qualifications:
Mr. Ridenour’s management experience and his accounting and financial reporting expertise qualify him as an audit committee financial expert and make him a valuable member of the Board. In addition, Mr. Ridenour’s prior experience at HLS and Holly Corporation provide him with a deep understanding of our business and industry.

__________________________________________________________________________________________

William P. Stengel	Director since July 2004. Age 65.

Principal Occupation:	Retired

Business Experience:	Mr. Stengel retired in May 2003. From 1997 to May 2003, Mr. Stengel served as Managing Director of the global energy and mining group at Citigroup/Citibank, N.A.

Qualifications:
Mr. Stengel’s executive management experience in public companies, banking and financial expertise, and general business and management expertise provides him with significant insight into our operations, management and finance.

____________________________________________________________________________________________

Table of Contentsril 19,

James G. Townsend	Director since January 2012. Age 59.

Principal Occupation:	Retired

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
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2004 to 2014 that is required to be reported in this Annual Report on Form 10-K.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2013, the Board held ten meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served.

Board Committees

The Board currently has four standing committees:

•	an Audit Committee;

•	a Compensation Committee;

•	a Conflicts Committee; and

•	an Executive Committee.

Other than the Executive Committee, each of these committees operates under a written charter adopted by the Board.

During 2013, the Audit Committee held five meetings, the Conflicts Committee held five meetings and the Compensation Committee held five meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Executive Committee	Audit Committee	Compensation Committee	Conflicts Committee
Matthew P. Clifton	x(Chair)
Charles M. Darling, IV		x	x (1)
William J. Gray			x	x
Michael C. Jennings	x		x (Chair)
Jerry W. Pinkerton	x	x(Chair)		x
P. Dean Ridenour		x
William P. Stengel	x		x	x(Chair)
James G. Townsend			x

(1)	Mr. Darling serves as the chairman of the subcommittee of the Compensation Committee.

Audit Committee

The functions of the Audit Committee include the following:

Table of Contentsril 19,

•	selecting our independent registered public accounting firm and reviewing the professional services they provide;

•	reviewing the scope of the audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent auditor;

•	reviewing HEP’s annual and quarterly financial statements;

•	reviewing any material comments contained in the auditor’s letters to management;

•	reviewing HEP’s internal accounting controls; and

•	reviewing the type and extent of any non-audit work to be performed by the independent registered public accounting firm and its compatibility with their continued objectivity and independence.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Messrs. Pinkerton and Ridenour meet the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

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

Compensation Committee

The functions of the Compensation Committee include:

•	reviewing, evaluating and approving the agreements, plans, policies and programs of HLS and HEP;

•	discharging the Board’s responsibilities relating to compensation of HLS’s officers and directors;

•	overseeing the preparation of the Compensation Discussion and Analysis to be included in the Annual Report and preparing the Compensation Committee Report to be included in the Annual Report; and

•	administering HEP’s equity plan and HLS’s annual incentive plan.

The Compensation Committee has appointed a subcommittee comprised of three directors, Messrs. Darling, Gray and Stengel, all of whom are “independent” as defined by the New York Stock Exchange listing standards, for purposes of approving equity awards, including performance goals applicable to such awards, if applicable, and any other matters that are within the responsibilities of the Committee requiring approval solely by independent members of the Board. During 2013, the subcommittee of the Compensation Committee held three meetings.
The Compensation Committee has engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), an outside executive compensation consulting firm, to advise it regarding the compensation of HLS’s officers and directors. In selecting FWC as its independent compensation consultant, the Compensation Committee assessed the independence of FWC pursuant to SEC rules and considered, among other things, whether FWC provides any other services to HLS or us, the fees paid by us to FWC as a percentage of FWC’s total revenues, the policies of FWC that are designed to prevent any conflict of interest between FWC, the Compensation Committee, HLS and us, any personal or business relationship between FWC and a member of the Compensation Committee or one of HLS’s executive officers and whether FWC owned any of our common units. In addition to the foregoing, the Compensation Committee received an independence letter from FWC, as well as other documentation addressing the firm’s independence. FWC reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that FWC is independent and that neither we nor HLS have any conflicts of interest with FWC.

Table of Contentsril 19,

Executive Committee

The Executive Committee has such authority as the Board may delegate to it from time to time.

Report of the Audit Committee for the Year Ended December 31, 2013

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved, the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2013. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2013 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management's discussion and analysis thereof;

•	discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standards No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board;

•
discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young required by applicable requirements of PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm's independence;

•
discussed with Holly Energy Partners, L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits (the Audit Committee meets with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of Holly Energy Partners, L.P.’s financial reporting); and

•	considered whether Ernst & Young LLP’s provision of non-audit services to Holly Energy Partners, L.P. is compatible with the auditor’s independence

The Audit Committee charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All fees for audit, audit-related and tax services as well as all other fees presented under Item 14 “Principal Accountant Fees and Services” were approved by the Audit Committee in accordance with its charter.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2013 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Members of the Audit Committee:
Jerry W. Pinkerton, Chairman
Charles M. Darling, IV
P. Dean Ridenour

Director Compensation

Members of the Board who also serve as officers or employees of HLS or HFC do not receive additional compensation in their capacity as directors or chairmen of committees.

For the year ended December 31, 2013, directors who were not officers or employees of HLS or HFC (“non-employee directors”) were compensated as follows:

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

(2)
Non-employee directors receive $1,000 for telephonic special meetings that last over 30 minutes. The Chairman of the Board and the chairman of each committee has authority to exercise his discretion as to whether the topics discussed at a telephonic special meeting of the Board or committee, as applicable, that lasts 30 minutes or less warrants a fee of $1,000.

Equity Awards

Each August 1, non-employee directors receive an annual grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (“Long-Term Incentive Plan”) of restricted units having a fair market value of $75,000 on the date of grant, with the number of restricted units rounded up to the nearest whole unit in the case of fractional units. The fair market value of the restricted unit grants is calculated based upon the market closing price of our common units on the day of grant (or the last business day prior to August 1 if August 1 occurs on a Saturday or Sunday). The restricted units fully vest one year following the date of grant, subject to the director’s continued service on the Board. Accelerated vesting of all unvested units will occur upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, accelerated vesting of unvested units will occur on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

Non-Qualified Deferred Compensation

The non-employee directors of HLS are eligible to participate in the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan, which plan is not tax-qualified under Section 401 of the Internal Revenue Code and allows participants to defer receipt of certain compensation (the “NQDC Plan”). For 2013, the NQDC Plan provided non-employee director participants with the potential to defer up to 50% of their cash retainers and meeting fees for the calendar year. Mr. Pinkerton was the only non-employee director that participated in the NQDC Plan in 2013. Participating directors have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes directly or indirectly a participant’s earnings under the NQDC Plan. During 2013, earnings on Mr. Pinkerton’s account under the NQDC Plan did not exceed 120% of the applicable long-term federal rate (2.60%). As a result, no above market or preferential earnings were paid to Mr. Pinkerton under the NQDC Plan and, therefore, none of the earnings received by Mr. Pinkerton during 2013 are included in the Director Compensation Table below. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis--Overview of 2013 Executive Compensation Components and Decisions-Retirement and Benefit Plans-Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Effective October 2013, our non-employee directors and Mr. Jennings became subject to a new unit ownership and retention policy. Pursuant to the unit ownership and retention policy, each subject director is required to hold during service on the Board common units equal in value to at least two times the annual equity retainer paid to non-employee directors. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

Subject directors are also required to continuously own sufficient units to meet the unit ownership and retention requirements once attained. Until directors attain compliance with the unit ownership and retention policy, the directors will be required to hold 25% of the units received from any equity award. If a director attains compliance with the unit ownership and retention policy and

Table of Contentsril 19,

subsequently falls below the requirement because of a decrease in the price of our common units, the director will be deemed in compliance provided that the director retains the units then held.

As of December 31, 2013, all of our subject directors were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

The directors of HLS are subject to the HEP Insider Trading Policy, which, among other things, prohibits such directors from entering into short sales or hedging or pledging our common units and HFC common stock.

Director Compensation Table

The table below sets forth the compensation earned in 2013 by each of the non-employee directors of HLS.

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	All Other Compensation	Total
Charles M. Darling, IV	$93,000	$75,020	$—	$168,020
William J. Gray	$83,000	$75,020	$ 32,231 (3)	$190,251
Jerry W. Pinkerton	$88,000	$75,020	$—	$163,020
P. Dean Ridenour	$71,000	$75,020	$—	$146,020
William P. Stengel	$93,000	$75,020	$—	$168,020
James G. Townsend	$76,000	$75,020	$—	$151,020

(1)
Messrs. Clifton and Jennings are not included in this table because they received no additional compensation for their services as directors of HLS since, during 2013, Mr. Clifton was an officer of HLS and Mr. Jennings was an officer of HFC. The compensation paid by us to Mr. Clifton in 2013 is shown under “Summary Compensation Table” below and the compensation paid by HFC to Mr. Jennings in 2013 will be shown in HFC’s 2014 Proxy Statement.

(2)
Reflects the aggregate grant date fair value of restricted units granted to the non-employee directors on August 1, 2013, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2013, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards. Each of the non-employee directors received an award of 1,981 restricted units under the Long-Term Incentive Plan on August 1, 2013 that will vest on August 1, 2014. As of December 31, 2013, these are the only restricted units held by our non-employee directors.

(3)	Represents fees for consulting services provided by Mr. Gray to HFC during 2013. None of the consulting fees were paid by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2013. In January 2014, the Partnership became aware that, due to an administrative error, a Form 4 that was timely filed on January 2, 2009 by Mr. Shaw incorrectly reported that Mr. Shaw had forfeited 535 units (prior to the adjustment for the unit split that occurred on January 16, 2013) in connection with the vesting of a portion of his restricted units. The Form 4 should have reported that Mr. Shaw forfeited 433 units (prior to the adjustment for the unit split that occurred on January 16, 2013) in connection with the vesting of a portion of his restricted units.

Table of Contentsril 19,

Item 11.	Executive Compensation

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 14, 2014:

Name	Age	Position with HLS
Matthew P. Clifton	62	Executive Chairman
Michael C. Jennings	48	Chief Executive Officer
Bruce R. Shaw	46	President
Douglas S. Aron	40	Executive Vice President and Chief Financial Officer
Denise C. McWatters	54	Senior Vice President, General Counsel and Secretary
Mark T. Cunningham	54	Senior Vice President, Operations
Scott C. Surplus	54	Vice President and Controller

Information regarding Messrs. Clifton and Jennings is included above under “Directors.” Effective February 28, 2014, Mr. Clifton will serve as Chairman of the Board in a non-employee capacity.

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

Denise C. McWatters was appointed Senior Vice President, General Counsel and Secretary in January 2013.  Ms. McWatters also serves in a similar capacity for HFC. Ms. McWatters previously served as Vice President, General Counsel and Secretary from April 2008 until January 2013. She joined Holly Corporation in October 2007 with more than 20 years of legal experience and served as Deputy General Counsel until April 2008 and as Vice President, General Counsel and Secretary from April 2008 until January 2013.  Ms. McWatters served as the General Counsel of The Beck Group from 2005 through 2007.  Prior to joining The Beck Group, Ms. McWatters practiced law in various capacities at the predecessor firm to Locke Lord Bissell & Liddell LLP, the Law Offices of Denise McWatters, the legal department at Citigroup, N.A., and the law firm of Cox Smith Matthews Incorporated.

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

Table of Contentsril 19,

Scott C. Surplus was appointed Vice President and Controller in June 2008. Mr. Surplus also served in a similar capacity for HFC through June 2012. He served Holly Corporation and HLS as Vice President, Risk Management from 2007 to 2008, Vice President, Financial Reporting from 2005 to 2007 and Vice President and Controller from 2004 to 2005. Prior to this, he served in many areas of accounting and finance during his 29 years at Holly Corporation (and HFC), including SEC and financial reporting, tax, treasury, and risk management.

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2013, to the extent the Compensation Committee of the Board (the “Committee”) determines the compensation of these individuals or such compensation is allocated to us pursuant to SEC rules. In addition, the compensation discussion and analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. Additionally, we describe our policies relating to reimbursement to HFC for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are provided by HLS, which utilizes people employed by HFC to perform services for us, as we do not have any employees. As of December 31, 2013, HLS utilized 257 people employed by HFC to provide general, administrative and operational services to us. Certain executive officers of HLS are also officers of HFC or provide services to HFC.

For 2013, the “Named Executive Officers” of HLS were as follows:

Name	Position with HLS
Matthew P. Clifton	Chairman of the Board and Chief Executive Officer (1)
Douglas S. Aron	Executive Vice President and Chief Financial Officer
Bruce R. Shaw	President
Mark T. Cunningham	Senior Vice President, Operations
Scott C. Surplus	Vice President and Controller

(1)
Mr. Clifton served in this position through the end of day on December 31, 2013. Effective January 1, 2014, Mr. Clifton was appointed Executive Chairman of HLS and Mr. Jennings was appointed Chief Executive Officer of HLS. Effective February 28, 2014, Mr. Clifton will serve as Chairman of the Board of HLS in a non-employee capacity.

Effective January 1, 2013, Mr. Clifton retired from HFC, and Mr. Shaw resigned from HFC. During 2013, Messrs. Clifton, Shaw and Cunningham spent all of their professional time managing our business and affairs. Mr. Surplus devoted a portion of his professional time to overseeing the risk management and insurance practices of HFC. Mr. Aron also served as an executive officer of HFC and devoted only as much of his professional time as was necessary to oversee the management of our business and affairs.

Under the terms of the Omnibus Agreement, we currently pay an annual administrative fee to HFC of $2,300,000 for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and outside legal support for general corporate and tax matters; and office space, furnishings and equipment. None of the services covered by the administrative fee is assigned any particular value individually. Although certain Named Executive Officers provide services to both HFC and us, no portion of the administrative fee is specifically allocated to services provided by the Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for the personnel employed by HFC who perform services for us on behalf of HLS. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. With respect to equity compensation paid by us to the Named Executive Officers, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Table of Contentsril 19,

In 2013, compensation decisions for Messrs. Clifton, Shaw, Cunningham and Surplus were made by the Committee, and we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to them. For the same period, we also reimbursed HLS for 100% of the expenses incurred in providing Messrs. Clifton, Shaw, Cunningham and Surplus with awards under our Long-Term Incentive Plan. All compensation provided to Messrs. Clifton, Shaw, Cunningham and Surplus for 2013 is discussed and reported, in accordance with SEC rules, in the narratives and tables that follow.

At its January 24, 2012 meeting, the Committee determined that, beginning in 2012, the executive officers of HLS that also served as executive officers of HFC, including Mr. Aron, would no longer receive awards of equity-based compensation under the Long-Term Incentive Plan for the services provided to us. Rather, all compensation paid to such executive officers beginning in 2012 was instead paid and determined by HFC, without input from the Committee.

The compensation for the services performed for us by Mr. Aron is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to Mr. Aron for 2013 is allocated to the services he performed for us during 2013. The allocation was made based on the assumption that Mr. Aron spent, in the aggregate, approximately 20% of his professional time in 2013 on our business and affairs. As a result, for Mr. Aron, only 20% of the total amount of compensation he received from HFC for 2013 is disclosed in the tables that follow. Because HFC made all decisions regarding the compensation paid to Mr. Aron, those decisions are not discussed in this compensation discussion and analysis. The total compensation paid by HFC to Mr. Aron in 2013 will be disclosed in HFC’s 2014 Proxy Statement.

The Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to HFC’s employees generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Committee. The pension and retirement benefits provided to Messrs. Clifton, Shaw, Cunningham and Surplus are described below. The costs of these benefits for the Named Executive Officers (other than Mr. Aron) are charged to us monthly in accordance with the Omnibus Agreement.

Objectives of Compensation Program

Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance our long-term value for the benefit of our unitholders. Our objective is to be competitive with our industry and encourage high levels of performance from our executives.

In supporting our objectives, the Committee balances the use of both cash and equity compensation in the total direct compensation package provided to Messrs. Clifton, Shaw, Cunningham and Surplus; however, the Committee has not adopted any formal policies for allocating their compensation among salary, bonus and long-term equity compensation.

In the fourth quarter of 2012 and the first quarter of 2013, the Committee, with the assistance of the Chief Executive Officer (other than with respect to his own compensation), reviewed the mix and level of cash and long-term equity incentive compensation for the Named Executive Officers (other than Mr. Aron) with a goal of providing sufficient current, competitive compensation to retain each of them, while at the same time providing each of them incentives to maximize long-term value for us and our unitholders. After reviewing internal evaluations, input by management, and market data provided by the Compensation Consultant, the Committee believes that the 2013 compensation paid to Messrs. Clifton, Shaw, Cunningham and Surplus reflects an appropriate allocation of compensation between salary, bonus and equity compensation.

Role of the Compensation Committee Consultant and the Committee in the Compensation Setting Process

The Committee has engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), an outside consulting firm specializing in executive compensation, to advise the Committee on matters related to executive and non-employee director compensation and long-term equity incentive awards. The Compensation Consultant provides the Committee with relevant market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “-The Board, Its Committees and Director Compensation-Board Committees-Compensation Committee,” the Committee has concluded that we do not have any conflicts of interest with FWC.

The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Committee

Table of Contentsril 19,

prior to the Committee meetings at which salaries and fees are approved, bonuses are awarded and equity compensation or awards are established for the upcoming year.

Review of Market Data

Market pay levels are one of many factors considered by the Committee in setting compensation for the Named Executive Officers. The Committee regularly reviews comparison data provided by the Compensation Consultant with respect to salary, annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Committee reviews such data to evaluate whether our compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtains market information from various sources, including published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey) and SEC filings of publicly traded companies that the Compensation Consultant and we consider appropriate peer group companies. The purpose of the peer group is to provide a frame of reference with respect to executive compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2013 compensation was unchanged from 2012 and included the following publicly traded master limited partnerships, which are representative of the companies with which we compete for executives:

Atlas Pipeline Partners, L.P.	Magellan Midstream Partners, L.P.
Buckeye Partners, L.P.	MarkWest Energy Partners, L.P.
Copano Energy, L.L.C.	NuStar Energy L.P.
Crosstex Energy, L.P.	Regency Energy Partners, L.P.
DCP Midstream Partners L.P.	Sunoco Logistics Partners L.P.
Genesis Energy, L.P.	Targa Resources Partners, L.P.
Inergy L.P.

Our objective generally is to position pay at levels approximately in the middle range of market practice, taking into account median levels derived from our peer group analysis. We, following advice from the Compensation Consultant, consider our salary and non-salary compensation components in comparison to the median compensation levels within the peer group rather than to an exact percentile above or below the median. If compensation is generally within plus or minus 20% of the market median, it is considered to be in the middle range of the market.

In 2013, the total direct compensation (including both cash and equity components) paid to Messrs. Clifton, Shaw, Cunningham and Surplus was generally in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

The market range of various compensation elements paid by HFC to Mr. Aron in 2013 will be discussed in further detail within the “Compensation Discussion and Analysis” section of HFC’s 2014 Proxy Statement.

Role of Named Executive Officers in Determining Executive Compensation

In making executive compensation decisions, the Committee reviewed the total compensation provided to each executive in the prior year, the executive’s overall performance and market data provided by the Compensation Consultant. The Committee also considered recommendations by the Chief Executive Officer (other than as to himself) and other factors in determining the appropriate final compensation factors.

Various members of management facilitate the Committee’s consideration of compensation for Named Executive Officers by providing data for the Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Committee with guidance as to how such data impacts performance goals set by the Committee during the previous year. When management considers a discretionary bonus to be appropriate, it will suggest an amount and provide the Committee with management’s rationale for such bonus. Given the day-to-day familiarity that management has with the work performed, the Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself. The Committee makes the final decision as to the compensation of the Named Executive Officers (other than Mr. Aron).

Table of Contentsril 19,

Overview of 2013 Executive Compensation Components and Decisions

In 2013, all compensation decisions for Messrs. Clifton, Shaw, Cunningham, and Surplus were made by the Committee. The components of compensation actually received by our Named Executive Officers (other than Mr. Aron, whose compensation was determined by HFC and not by the Committee) in 2013 are as follows:

	Base Salary	Annual Incentive Cash Bonus Compensation	Long-Term Equity Incentive Compensation	Severance and Change in Control Benefits	Health and Retirement Benefits	Perquisites
Matthew P. Clifton	x		x	x	x	x
Bruce R. Shaw	x	x	x	x	x	x
Mark T. Cunningham	x	x	x	x	x
Scott C. Surplus	x	x	x	x	x

Each of these components is described in further detail in the narrative that follows. The Committee determined that the amount of, and the special terms regarding performance objectives and levels included in, the performance unit awards granted to Mr. Clifton in March 2013, fully compensated Mr. Clifton for exceptional performance during 2013 and hence that no bonus would be paid to him for 2013 services under our Annual Incentive Plan.

Base Salary

In the fourth quarter of 2012 and the first quarter of 2013, the Committee conducted its annual review of base salaries for the Named Executive Officers (other than Mr. Aron, whose base salary determinations will be discussed in further detail within the “Compensation Discussion and Analysis” section of HFC’s 2014 Proxy Statement.). For Messrs. Clifton, Shaw, Cunningham and Surplus, the Committee considered each of their respective positions, level of responsibility and performance in 2012. The Committee also reviewed competitive market data relevant to each individual’s position provided by the Compensation Consultant. Prior to 2013, the Committee did not make base salary decisions for Messrs. Clifton, Shaw or Surplus but, following a review of the various factors listed above, the Committee set 2013 base salaries for Messrs. Clifton, Shaw, and Surplus at the level it determined to be appropriate to retain the services of these officers. In addition, the Committee determined that an increase in Mr. Cunningham’s base salary was warranted for 2013 based on his performance in 2012, his increasing level of responsibility resulting from the growth of HEP and the compensation being paid by our peers for comparable positions. The following table sets forth the 2013 base salaries for Messrs. Clifton, Shaw, Cunningham and Surplus:

Name and Title	2013 Base Salary (1)	Percentage Increase from 2012 (2)
Matthew P. Clifton	$250,000	—
Bruce R. Shaw	$450,000	—
Mark T. Cunningham	$270,000	12.5%
Scott C. Surplus	$250,000	—

(1)	Represents salaries effective January 1, 2013, except for Mr. Surplus. Mr. Surplus’s salary was effective as of February 4, 2013.

(2)	Mr. Cunningham’s 2012 annual base salary rate was $240,000. Salaries paid to Messrs. Clifton, Shaw and Surplus in 2012 were determined and paid by HFC.

Annual Incentive Cash Bonus Compensation

The Board adopted the HLS Annual Incentive Plan (the “Annual Incentive Plan”) in August 2004 to motivate employees of HLS and its affiliates who perform services for HLS and us to produce outstanding results, encourage superior performance, increase productivity, contribute to our and HLS’s health and safety goals, and aid in attracting and retaining key employees. The Committee oversees the administration of the Annual Incentive Plan, and any potential awards granted pursuant to the plan are subject to final determination by the Committee of achievement of the performance metrics for the applicable performance periods.

Table of Contentsril 19,

In the fourth quarter of 2012, the Committee approved target awards under the Annual Incentive Plan for 2013. In the first quarter of 2013, the Committee determined that the applicable performance period for the Annual Incentive Plan awards would be the 12-month period beginning October 1, 2012 and ending September 30, 2013, with determination and payment of the cash bonus amounts occurring in the fourth quarter of 2013.

The 2013 Annual Incentive Plan awards were subject to achievement of the following metrics:

•
Actual Distributable Cash Flow vs. Budget: Half of the award is equal to a pre-established percentage of the employee’s base salary and is earned based upon our actual distributable cash flow during the performance period compared to the budgeted distributable cash flow for the performance period, adjusted for differences in estimated and actual Producers Price Index adjustments and differences in the timing of known acquisitions.

The payout on this metric is based on the following:

Actual Distributable Cash Flow vs. Budget	Bonus Achievement (1)
Less than 100%	Actual Distributable Cash Flow as Percentage of Budget
100%	100%
Greater than 100%	100% plus 3% for each 1% Actual Distributable Cash Flow exceeds Budget

(1)	The percentages are interpolated between percentage points and rounded to the nearest hundredth percent.

The performance metric of distributable cash flow is used because it is a widely accepted financial indicator for comparing partnership performance. We believe that this measure provides an enhanced perspective of the operating performance of our assets and the cash our business is generating, and is therefore a useful criterion in evaluating management’s performance and in linking the payout of the award to our performance.

•
Individual Performance: The other half of the award is equal to a pre-established percentage of the employee’s base salary and is earned based on the employee’s individual performance during the performance period, as determined in the discretion of the employee’s immediate supervisor. The employee’s individual performance is evaluated through a performance review by the employee’s immediate supervisor, which includes a written assessment. The assessment reviews several criteria, including how well the employee performed his or her pre-established individual goals during the performance period and the employee’s interpersonal effectiveness, integrity, and business conduct.

In addition to the pre-defined performance metrics described above, the Committee has discretion to approve an increase or a decrease in the executive officer’s bonus. Increases and decreases are determined using the same factors used to establish bonuses, and poor results on the indicated factors could, in the discretion of the Committee, result in a decrease in a bonus. The Committee may also consider other factors, including environmental, health and safety and conditions outside the control of the executive that could have affected the performance metrics. If the Committee believes additional compensation is warranted to reward an executive for outstanding performance, the Committee may increase the executive’s bonus amount in its discretion. In making the determination as to whether such discretion should be applied (either to decrease or increase a bonus), the Committee reviews recommendations from management.

The following table sets forth the target and maximum award opportunities (as a percentage of annual base salary) for Messrs. Shaw, Cunningham and Surplus for 2013, and the portion of their target award opportunity allocated to each performance metric. In determining the annual bonus award opportunities for 2013, the Committee considered the amount of, and the special terms regarding performance objectives and levels included in, the performance unit awards granted to Mr. Clifton in March 2013, and determined that this award fully compensated Mr. Clifton for exceptional performance during 2013. For this reason, the Committee determined that Mr. Clifton would not receive a cash bonus in 2013. Mr. Aron receives his annual cash incentive compensation from HFC, which will be discussed in further detail within the “Compensation Discussion and Analysis” section of HFC’s 2014 Proxy Statement.

Table of Contentsril 19,

	Allocation Between Performance Metric		Award Opportunities
Name	Actual vs. Budgeted DCF	Individual	Target	Maximum
Bruce R. Shaw	27.5%	27.5%	55.0%	110.0%
Mark T. Cunningham	20.0%	20.0%	40.0%	80.0%
Scott C. Surplus	20.0%	20.0%	40.0%	80.0%

Following the end of the performance period, the Chief Executive Officer evaluates the extent to which the applicable performance metrics have been achieved and recommends a bonus amount for each executive officer (other than as to himself) to the Committee. The Committee then determines the actual amount of the bonus award earned by and payable to each executive officer. Pursuant to our Annual Incentive Plan, the Committee determines actual achievement of each performance metric individually and the percentages determined with respect to the two performance metrics are then added together and multiplied by the individual’s base salary to calculate the bonus amount.

For the 2013 performance period, the actual distributable cash flow ($153.93 million) exceeded the budgeted distributable cash flow ($143.09 million) by 7.6%. As a result, the payout on this metric was 122.8%. The following table sets forth the actual payouts to Messrs. Shaw, Cunningham and Surplus for 2013 as a percentage of base salary, including payments made based on actual distributable cash flow versus budget and discretionary bonuses awarded for individual performance.

Name	Actual vs. Budgeted DCF	Individual	Total
Bruce R. Shaw	33.8%	34.7%	68.5%
Mark T. Cunningham	24.6%	25.0%	49.6%
Scott C. Surplus	24.6%	20.0%	44.6%

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

The Long-Term Incentive Plan provides for the granting of the following awards: unit options, unit appreciation rights, restricted units, phantom units, unit awards and substitute awards. The Committee may approve grants of awards on terms that it determines appropriate, including the period during and the conditions on which the award will vest. Since our inception, we have granted only awards of restricted units, phantom units with time based vesting, fully vested unit awards, and phantom units with performance vesting (referred to as “performance units”). Historically, awards were granted annually during the first quarter of each year. Beginning in the fourth quarter of 2013, annual awards will typically be made in the fourth quarter of the year preceding the year to which the award relates. The 2013 annual awards were made in March 2013 and are described immediately below. The 2014 annual awards were made in November 2013 and are described under “-2014 Compensation Decisions-Long-Term Incentive Equity Compensation.”

In determining the appropriate amount and type of long-term equity incentive awards to be granted to the Named Executive Officers each year, the Committee considers the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and high performance with variable compensation dependent on that performance. The Committee believes this analysis verifies that total equity compensation to Messrs. Clifton, Shaw, Cunningham and Surplus for 2013 is appropriate for the level of responsibility that each of these officers hold. In March 2013, Mr. Clifton received performance units, Messrs. Shaw and Cunningham received both restricted units and performance units and Mr. Surplus received restricted units under our Long-Term Incentive Plan.

Table of Contentsril 19,

Restricted Unit Awards

A restricted unit award is an award of common units that are subject to a risk of forfeiture. In March 2013, Messrs. Shaw, Cunningham and Surplus were the only executive officers who were granted restricted units. The following table sets forth the number of restricted units awarded in March 2013 to Messrs. Shaw, Cunningham and Surplus:

Name	Number of Restricted Units
Bruce R. Shaw	6,732
Mark T. Cunningham	5,049
Scott C. Surplus	6,732

Restricted unitholders have all the rights of a unitholder with respect to the restricted units, including the right to receive all distributions paid with respect to such restricted units (at the same rate as distributions paid on our common units) and any right to vote with respect to the restricted units, subject to limitations on transfer and disposition of the units during the restricted period. The distributions are not subject to forfeiture. The restricted units granted in March 2013 vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2015:

Restricted Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Restricted Units Vested
Immediately following December 15, 2013	1/3
Immediately following December 15, 2014	2/3
Immediately following December 15, 2015	All

(1) Vesting will occur on the first business day following December 15 if December 15 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

A performance unit is a notational phantom unit subject to certain performance conditions that entitles the grantee to receive a common unit upon the vesting of the unit. In March 2013, Messrs. Clifton, Shaw and Cunningham were the only executive officers who were granted performance units. Performance units are settled only upon the attainment of pre-established performance targets, which may include the achievement of specified financial objectives determined by the Committee. The Committee also approves the period over which the performance targets must be attained in order for performance units to vest. The performance period for the awards began on January 1, 2013 and ends on December 31, 2015. An executive officer generally must remain employed through the end of the performance period in order to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Each executive officer that received performance units is granted a target number of performance share units. The target number is initially approved by the Committee in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target performance units granted to Messrs. Clifton, Shaw and Cunningham in March 2013:

Name	Target Number of Performance Units
Matthew P. Clifton	24,474
Bruce R. Shaw	6,731
Mark T. Cunningham	1,683

The Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in March 2013. For Mr. Clifton, the actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the

Table of Contentsril 19,

“Base Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” For Messrs. Shaw and Cunningham, the actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.”

For Mr. Clifton, the actual number of units earned at the end of the performance period will be determined by multiplying the target number of performance units awarded by the performance percentage as follows:

Achieved Distributable Cash Flow/Unit Equals	Performance Percentage (%) (1)
Base Distributable Cash Flow/Unit or Less	0%
Incentive Distributable Cash Flow/Unit	200%

(1)	The percentages above are interpolated between points up to a maximum of 200%. The result is rounded to the nearest whole percentage, but not to a number in excess of 200%.

For Messrs. Shaw and Cunningham, the actual number of units earned at the end of the performance period will be determined by multiplying the target number of performance units awarded by the performance percentage as follows:

Achieved Distributable Cash Flow/Unit Equals	Performance Percentage (%) (1)
Base Distributable Cash Flow/Unit or Less	50%
Target Distributable Cash Flow/Unit	100%
Incentive Distributable Cash Flow/Unit	150%

(1)	The percentages above are interpolated between points up to a maximum of 150% but no less than 50%. The result is rounded to the nearest whole percentage, but not to a number in excess of 150%.

We adopted different performance objectives and different performance percentage levels for the performance units awarded to Mr. Clifton as compared to the performance units awarded to Messrs. Shaw and Cunningham because, in his role as Chief Executive Officer, Mr. Clifton is responsible for the entirety of our operations and organizational-wide performance. As a result, we believe it is appropriate for his performance units to be subject to greater performance risk and greater performance reward.

Table of Contentsril 19,

For the performance units:

Term	What It Means
Achieved Distributable Cash Flow/Unit
Actual Distributable Cash Flow in 2015 adjusted, on an annualized basis, to the extent such adjustment is not reflected in Actual Distributable Cash Flow in 2015, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Committee, divided by the number of common units outstanding as of year-end 2015

Base Distributable Cash Flow/Unit
Distributable Cash Flow for 2012 adjusted, on an annualized basis, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Committee, divided by the number of common units outstanding as of year-end 2012

Target Distributable Cash Flow/Unit	Base Distributable Cash Flow/Unit x (100% + WAIA1) x (100% + WAIA2) x (100% + WAIA3)
Incentive Distributable Cash Flow/Unit
For Mr. Clifton: (Base Distributable Cash Flow/Unit) x (100% + (WAIA1 + 5%)) x (100% + (WAIA2 + 5%)) x (100% + (WAIA3 + 5%))

For Messrs. Shaw and Cunningham: (Base Distributable Cash Flow/Unit) x (100% + (WAIA1 + 4%)) x (100% + (WAIA2 + 4%)) x (100% + (WAIA3 + 4%))

WAIA
The weighted after inflation adjustment for each of years 1, 2 and 3 of the performance period (identified as WAIA1, WAIA2, and WAIA3, respectively) to HEP’s applicable sources of revenue calculated as follows: annual percentage increase of the Producers Price Index - Commodities-Finished Goods published by the U.S. Department of Labor, Bureau of Labor Statistics plus 1.5%

For purposes of calculating Target Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit, the WAIA is rounded to the nearest 0.1%.

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

Retirement Benefits

Our Named Executive Officers participate in certain retirement plans sponsored and maintained by HFC. The cost of retirement benefits for the Named Executive Officers who are employees of HLS are charged monthly to us in accordance with the terms of the Omnibus Agreement. The terms of these benefit arrangements are described below. Mr. Aron generally participates in the same retirement and welfare benefit arrangements, and information regarding his participation in these arrangements will be described in HFC’s 2014 Proxy Statement.

Defined Contribution Plan

For 2013, all employees of HLS were eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees may contribute amounts from 0% up to a maximum of 75% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were

Table of Contentsril 19,

generally limited to $17,500 for 2013, with employees 50 years of age or over able to make additional tax-deferred contributions of $5,500.

In 2013, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation up to compensation limits. These employer matching contributions vest immediately. In addition, for 2013, all non-union employees received an employer retirement contribution to the 401(k) Plan ranging from 3% to 8% of the participating employee’s eligible compensation, subject to applicable Internal Revenue Code limits, based on years of service. Employer retirement contributions are subject to a three-year cliff-vesting period.

Except for Mr. Aron, 401(k) Plan benefits for all of the Named Executive Officers were charged to us in 2013 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2013, certain employees of HLS and HFC, including the Named Executive Officers, were eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees of HFC and HLS an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Eligible employees may contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including matching restoration contributions, retirement restoration contributions, transition benefit contributions (pursuant to the Transition Benefit Plan described below), and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

Except for Mr. Aron, NQDC Plan benefits for all of the Named Executive Officers who participate in the NQDC Plan were charged to us in 2013 pursuant to the Omnibus Agreement.

Retirement Pension Plans and Transition Benefit

HFC traditionally maintained the Holly Retirement Plan, a tax-qualified defined benefit retirement plan (the “Retirement Plan”), and the Holly Retirement Restoration Plan, an unfunded plan that provides additional payments to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations (the “Restoration Plan”). No additional benefits accrued under the Retirement Plan and Restoration Plan for any participants effective May 1, 2012, and the retirement benefits offered to employees on and after that date are solely provided through defined contribution retirement plans, such as the 401(k) Plan.

Until January 1, 2012, employees hired prior to 2007 and not subject to a collective bargaining agreement, were eligible to participate in the Retirement Plan. Employees participating in the Retirement Plan were also eligible to participate in the 401(k) Plan, but were generally not eligible to receive an employer retirement contribution under the 401(k) Plan for years prior to 2012. As of January 1, 2012, Mr. Clifton participated in the Retirement Plan and the Restoration Plan, and Messrs. Cunningham and Surplus participated in the Retirement Plan. Mr. Shaw formerly was a participant in the Retirement Plan and the Restoration Plan and has a retirement benefit that was frozen in 2007. As of January 1, 2012, participants in the Retirement Plan and the Restoration Plan who are not subject to a collective bargaining agreement were no longer accruing additional benefits under these plans, and as of May 1, 2012, all participants in these plans ceased accruing additional benefits. The Retirement Plan was liquidated in June 2013.

In connection with the cessation of benefit accruals under the Retirement Plan and the Restoration Plan, HFC adopted a Transition Benefit Plan pursuant to which eligible participants in the Retirement Plan are provided a transition benefit for each of 2012, 2013, and 2014. The amount of the transition benefit for each year is equal to the participant’s eligible compensation as of December 31 of that year, multiplied by a transition benefit percentage determined based on the participant’s eligible years of service as of January 1, 2012 (in the case of salaried employees). The participant must be employed on the last day of the year (subject to certain exceptions for death or disability) in order to earn a transition benefit for that year. For executive officers, the transition benefit is paid in the form of a transition benefit contribution to the NQDC Plan. For additional information regarding these transition benefit contributions, see the narrative preceding the “Nonqualified Deferred Compensation Plan Table.”

Table of Contentsril 19,

Messrs. Clifton, Shaw, Cunningham, and Surplus were the only Named Executive Officers whose Retirement Plan and/or Restoration Plan benefits were charged to us in 2013 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

All full-time employees of HLS, including our executive officers employed by HLS, are eligible to participate in various health and welfare benefit plans, including medical, dental, life insurance, and disability programs, that are sponsored and maintained by HFC. Health and welfare benefits for all of the Named Executive Officers, other than Mr. Aron, were charged to us in 2013 pursuant to the Omnibus Agreement.

It is the Committee’s policy to provide only limited perquisites to our Named Executive Officers. For 2013, the Committee approved a reimbursement by HLS to Mr. Clifton for travel expenses he incurred in his travel to and from Dallas, Texas for business purposes, including attendance at Board and committee meetings. In addition, for security reasons as a result of our increased size and value, we reimburse Messrs. Clifton and Shaw up to $9,500 per year for any out-of-pocket expenses related to security training, consulting or technology. Neither Mr. Clifton nor Mr. Shaw elected to utilize the security perquisite in 2013.

Change in Control Agreements

As of the date of this Annual Report on Form 10-K, neither we nor HLS has entered into any employment agreements with any of the Named Executive Officers. On February 14, 2011, the Board adopted the Holly Energy Partners, L.P. Change in Control Policy (the “Change in Control Policy”) and the related form of Change in Control Agreement for certain officers of HLS. The material terms of, and the quantification of, the potential amounts payable under the Change in Control Agreements currently in effect with the Named Executive Officers are described below in the section titled “Potential Payments upon Termination or Change in Control.” The Change in Control Agreements contain “double-trigger” payment provisions that require not only a change in control of HFC, HLS or HEP, but also a qualifying termination of the executive within a specified period of time following the change in control in order for an officer to be entitled to benefits. We believe the Change in Control Agreements provide for management continuity in the event of a change in control and provide competitive benefits for the recruitment and retention of executives.

We entered to a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and with Messrs. Clifton, Shaw and Surplus, effective as of January 1, 2013, in each case, in accordance with the Change in Control Policy. We bear all costs and expenses associated with these agreements.

HFC has entered into a Change in Control Agreement with Mr. Aron, the costs of which are fully borne by HFC. Mr. Aron’s Change in Control Agreement was in effect during 2013. The HFC Change in Control Agreement is triggered only upon a change in control of HFC, and the terms of the HFC Change in Control Agreement will be described in HFC’s 2014 Proxy Statement.

Unit Ownership and Retention Policy for Executives

The Board, the Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. In October 2013, the Committee recommended, and the Board approved, a new unit ownership and retention policy, which increased the retention requirements for Messrs. Clifton and Shaw and subjected Messrs. Cunningham and Surplus to retention requirements.

Pursuant to the unit ownership and retention policy, each Named Executive Officer specified below is required to hold common units equal in value to the following:

Executive Officer	Value of Units
Matthew P. Clifton (1)	3x Base Salary
Bruce R. Shaw	2x Base Salary
Mark T. Cunningham	1x Base Salary
Scott C. Surplus	1x Base Salary

(1) Effective February 28, 2014, Mr. Clifton will be subject to the unit retention requirement for directors set forth under "Directors Compensation - Unit Ownership and Retention Policy for Directors."

Table of Contentsril 19,

Each officer is required to meet the applicable requirements within five years of first being subject to the policy. Officers are required to continuously own sufficient units to meet the unit ownership and retention requirements once attained. Until the officers attain compliance with the unit ownership and retention policy, the officers will be required to hold 25% of the units received from any equity award, net of any units used to pay the exercise price or tax withholdings. If an officer attains compliance with the unit ownership and retention policy and subsequently falls below the requirement because of a decrease in the price of our common units, the officer will be deemed in compliance provided that the officer retains the units then held.

As of December 31, 2013, all of our Named Executive Officers listed above were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

The employees of HLS, including our Named Executive Officers, are subject to the HEP Insider Trading Policy, which, among other things, prohibits such employees from entering into short sales or hedging or pledging our common units and HFC common stock.

Tax and Accounting Implications

We account for the equity compensation expense for our employees and executive officers, including the Named Executive Officers, under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Because we are a partnership, Section 162(m) of the Code does not apply to compensation paid to the Named Executive Officers. Accordingly, the Committee does not consider its impact in determining compensation levels. The Committee has taken into account the tax implications to us in its decision to grant long-term incentive compensation awards in the form of restricted units and performance units as opposed to options or unit appreciation rights.

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

2014 Compensation Decisions

Mr. Clifton retired from his position as Chief Executive Officer of HLS effective at the end of day on December 31, 2013, and was appointed as Executive Chairman of HLS, effective January 1, 2014. Mr. Jennings was appointed as Chief Executive Officer of HLS, also effective January 1, 2014. Effective February 28, 2014, Mr. Clifton will serve as Chairman of the Board of HLS in a non-employee capacity. In his capacity as Executive Chairman (and, effective February 28, 2014, as Chairman of the Board), Mr. Clifton receives compensation for his 2014 service as a member of the Board that is in the same amount as the compensation paid to non-employee directors generally and also for 2014 receives an aggregate annual amount equal to $125,000 (paid in the form of salary during the period he serves as Executive Chairman and in the form of a quarterly cash retainer during the period he serves as Chairman of the Board). Mr. Jennings also serves as an executive officer of HFC, and HFC makes all decisions regarding the compensation paid to Mr. Jennings. Additional information regarding his compensation will be disclosed in HFC’s 2014 Proxy Statement.

Long-Term Incentive Equity Compensation

In the fourth quarter of 2013, the Committee decided to change the timing of its annual grants of long-term equity awards. Specifically, the Committee determined that annual grants of long-term equity incentive awards for 2014 and later years will be made in the fourth quarter of the preceding year, rather than in the first quarter of the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for executive officers who are compensated by us. As a result of the change in timing of the award grants, Messrs. Clifton, Shaw and Cunningham received two long-term equity incentive award grants during 2013: (i) the March 2013 grants, which are the annual grants for the 2013 year, and (ii) the November 2013 grants, which are the annual grants for the 2014 year. The amount of the long-term equity incentive awards Messrs. Shaw and Cunningham received in November 2013 was determined using the same considerations the Committee would have used had the awards been granted in the first quarter of 2014 pursuant to our historic practice. The amount of restricted units Mr. Clifton received in November 2013 was equal to $75,000 on the date of grant, with

Table of Contentsril 19,

the number of restricted units rounded up to the nearest whole unit in the case of fractional units, which is the same as the annual equity award received by non-employee directors. Further, while the Committee determined to accelerate the time when it would grant annual awards for each fiscal year to November of the prior year, the vesting dates for annual awards will remain the same as if the awards had been granted in March of the year to which such awards relate (except as described below for Mr. Clifton).

Restricted Unit Awards

In November 2013, Messrs. Clifton, Shaw and Cunningham were the only executive officers who were granted restricted units. The following table sets forth the number of restricted units awarded to each of them in November 2013:

Name	Number of Restricted Units
Matthew P. Clifton	2,468
Bruce R. Shaw	10,692
Mark T. Cunningham	6,786

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

The restricted units granted to Mr. Clifton in November 2013 contain special vesting provisions similar to those that apply to the restricted units awarded to HLS’s non-employee directors. These restricted units will fully vest on December 15, 2014.

The restricted units granted in November 2013 to Messrs. Shaw and Cunningham vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2016.

Restricted Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Restricted Units Vested
Immediately following December 15, 2014	1/3
Immediately following December 15, 2015	2/3
Immediately following December 15, 2016	All

(1) Vesting will occur on the first business day following December 15 if December 15 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In November 2013, Messrs. Shaw and Cunningham were the only executive officers who were granted performance units. The performance period for the November 2013 awards began on January 1, 2014 and ends on December 31, 2016. The target number of performance units granted to each executive officer that received performance units in November 2013 was determined in the same manner as the March 2013 performance unit awards described above. The following table sets forth the target performance units granted to Messrs. Shaw and Cunningham in November 2013:

Name	Target Number of Performance Units
Bruce R. Shaw	10,692
Mark T. Cunningham	2,262

The Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in November 2013. For Messrs. Shaw and Cunningham, the actual number of units earned at the end of the performance period is based on the Achieved Distributable Cash Flow/Unit as

Table of Contentsril 19,

compared to the Base Distributable Cash Flow/Unit, Target Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit.

The actual number of units earned at the end of the performance period by Messrs. Shaw and Cunningham will be calculated in the same manner as the performance unit awards granted in March 2013, as adjusted to reflect the applicable performance period for the 2014 awards.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years specified to the extent such compensation is allocable to us pursuant to SEC rules.

Name and Principal Position (1)	Year	Salary	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Matthew P. Clifton Chairman of the Board and Chief Executive Officer (7)	2013	$250,000	-	$1,075,035	-	-	$209,007	$1,534,042
	2012	-	-	$1,434,995	-	-	-	$1,434,995
	2011	-	-	$588,501	-	-	-	$588,501
Douglas S. Aron Executive Vice President and Chief Financial Officer (8)	2013	$530,000	-	-	$124,850	-	-	$654,850
	2012	$261,350	-	-	-	-	-	$261,350
	2011	-	-	-	-	-	-	-
Bruce R. Shaw President	2013	$450,000	$156,335	$1,200,172	$151,965	-	$96,069	$2,054,541
	2012	$400,707	-	-	-	-	-	$400,707
	2011	-	-	$93,770	-	-	-	$93,770
Mark T. Cunningham Senior Vice President - Operations	2013	$270,000	$67,588	$550,129	$66,312	-	$97,900	$1,051,929
	2012	$236,160	$47,920	$250,043	$52,080	$31,211	$97,280	$714,694
	2011	$210,344	$71,250	$180,024	$58,750	$64,673	$12,600	$597,641
Scott C. Surplus Vice President and Controller (9)	2013	$249,217	$50,000	$275,070	$61,400	-	$139,803	$775,490

(1)
As a result of certain changes to our grant timing practices adopted by the Committee during the fourth quarter of 2013, Messrs. Clifton, Shaw and Cunningham received two grants of long-term equity incentive awards during 2013-(a) one for

Table of Contentsril 19,

the 2013 year, granted in March 2013, and (b) one for the 2014 year, granted in November 2013. Because the awards for the 2014 year were granted during 2013, they are reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, in accordance with SEC rules. As a result of this reporting requirement, the amount of compensation awarded to Messrs. Clifton, Shaw and Cunningham for 2013 is overstated. See note 3 to the Summary Compensation Table for additional information.

(2)
Amounts in this column reflect the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.

For 2013, includes a special one-time true-up amount paid to Mr. Shaw ($39) and Mr. Cunningham ($88) in order that the total amount received by each of them in 2013 under our Annual Incentive Plan (including the amounts reported in the “Non-Equity Incentive Plan Compensation” column) would be rounded to the nearest hundred dollar amount.

(3)
Represents the aggregate grant date fair value of awards of restricted units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2013 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

As described in greater detail above under “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation,” as a result of certain changes to our grant timing practices adopted by the Committee during the fourth quarter of 2013, Messrs. Clifton, Shaw and Cunningham received two grants of long-term equity incentive awards during 2013-(a) one for the 2013 year, granted in March 2013 (the “2013 Award”), and (b) one for the 2014 year, granted in November 2013 (the “2014 Award”). Because the 2014 Award was granted during 2013, it is reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, in accordance with SEC rules. However, this reporting requirement overstates the amount of compensation awarded to Messrs. Clifton, Shaw and Cunningham for the 2013 service period. The chart below shows the portion of the dollar amounts reported in the “Unit Awards” column above for 2013 that are attributable to the 2013 Awards only, and the total aggregate annual compensation received by each Named Executive Officer that would have been reported in the “Total” column of the Summary Compensation Table above if the 2014 Awards were not required to be included as 2013 compensation:

	2013 Award (March 2013)
Name	Restricted Stock	Performance Share Units (1)	Aggregate Total Compensation
Matthew P. Clifton	-	$1,000,008	$1,459,015
Bruce R. Shaw	$275,070	$275,029	$1,404,468
Mark T. Cunningham	$206,302	$68,767	$776,869

(1) The amounts listed are based on a probable payout percentage of 100%.

With respect to performance units awarded in March 2013, the amounts in the Summary Compensation Table are based on a probable payout percentage of 100%. If the performance units granted in March 2013 are paid out at the maximum payout level of 200% for Mr. Clifton, the grant date fair value of Mr. Clifton’s 2013 award of performance units would be $2,000,015. If the performance units granted in March 2013 are paid out at the maximum payout level of 150% for Messrs. Shaw and Cunningham, the grant date fair value of their 2013 award of performance units would be as follows: Mr. Shaw, $412,543 and Mr. Cunningham, $103,151.

With respect to performance units awarded in November 2013, the amounts in the Summary Compensation Table are based on a probable payout percentage of 100%. If the performance units granted in November 2013 are paid out at the maximum payout level of 150% for Messrs. Shaw and Cunningham, the grant date fair value of their 2014 award of performance units would be as follows: Mr. Shaw, $487,555 and Mr. Cunningham, $103,147.

The terms of the March 2013 performance unit awards and the March 2013 restricted unit awards are described above under “Compensation Discussion and Analysis - Overview of 2013 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.” The terms of the November 2013 performance unit awards and the November 2013 restricted unit awards are described under “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation.” For additional information on outstanding restricted unit and performance unit awards,

Table of Contentsril 19,

see below under “Outstanding Equity Awards at Fiscal Year End.” No forfeitures of equity awards held by the Named Executive Officers occurred in 2013.

On a going forward basis, annual equity awards will be made once each year in the fourth quarter of the year preceding the year to which the annual award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers.

(4) Amounts in this column reflect the bonus amount, if any, paid under our Annual Incentive Plan, other than with respect to the individual performance metric (which amounts are reported in the “Bonus” column). The 2013 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis-Overview of 2013 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” See note 8 to the Summary Compensation Table for a discussion of the amounts reported as "Non-Equity Incentive Plan Compensation" for Mr. Aron.
(5) For 2013, no amounts are reported with respect to the Retirement Plan, which was liquidated in June 2013. In addition, no amounts are reported with respect to the Restoration Plan, since the aggregate change in the actuarial present value of Mr. Clifton’s and Mr. Shaw’s accumulated benefits under the Restoration Plan was negative. Specifically, the change in the actuarial present value of Mr. Clifton’s accumulated benefit in the Restoration Plan was $(44,587) and the change in the actuarial present value of Mr. Shaw’s accumulated benefit in the Restoration Plan was $(630).

During 2013, earnings on the Named Executive Officers’ NQDC Plan accounts did not exceed 120% of the applicable long-term federal rate (2.60%). As a result, no above market or preferential earnings were paid to the Named Executive Officers and, therefore, none of the earnings received by the Named Executive Officers under the NQDC Plan during 2013 are included in this table.

(6)	For 2013, includes the compensation as described under “All Other Compensation” below.

(7)
Mr. Clifton retired as Chief Executive Officer effective at the end of day on December 31, 2013 and was appointed to serve as Executive Chairman of HLS effective January 1, 2014. Effective February 28, 2014, Mr. Clifton will serve as Chairman of the Board of HLS in a non-employee capacity.

(8)
During 2013, Mr. Aron split his professional time between HFC and us, and all compensation paid to him for 2013 was determined and paid by HFC. In accordance with SEC rules, a portion of the total compensation paid by HFC to Mr. Aron for 2013 is allocated to the services he performed for us during 2013. The allocation was made based on the assumption that Mr. Aron spent, in the aggregate, approximately 20% of his professional time in 2013 on our business and affairs. As a result, for Mr. Aron, only 20% of the total amount of compensation he received from HFC for 2013 has been reported in this table and the allocated amount has been solely attributed in the table above to Mr. Aron's base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to Mr. Aron by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, and multiplied by 20%. The total compensation paid by HFC to Mr. Aron in 2013 (including the portion of his salary and non-equity incentive plan compensation reported in this table) as well as a discussion of how the total amount of his non-equity incentive plan compensation for 2014 was determined will be disclosed in HFC’s 2014 Proxy Statement.

(9)
Although Mr. Surplus devoted a portion of his professional time in 2013 to overseeing the risk management and insurance practices of HFC, all 2013 compensation decisions for Mr. Surplus were made by the Committee and we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Surplus. As a result, all compensation provided to Mr. Surplus for 2013 is discussed and reported, in accordance with SEC rules, in the Summary Compensation Table above and in the narratives and tables that follow.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2013 in the Summary Compensation Table above.

Table of Contentsril 19,

Name	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contribution	NQDC Plan Company Matching Contribution	NQDC Plan Retirement Contributions	Transition Benefit Contribution	Perquisites (1)	Tax Reimbursements (2)	Total
Matthew P. Clifton	$15,300	$18,200	$6,164	$10,418	$125,206	$33,663	$56	$209,007
Douglas S. Aron	-	-	-	-	-	-	-	-
Bruce R. Shaw	$15,300	$16,575	$30,150	$32,662	-	-	$1,382	$96,069
Mark T. Cunningham	$15,300	$13,388	$8,893	$7,781	$51,000	-	$1,538	$97,900
Scott C. Surplus	$15,300	$18,200	$6,343	$10,657	$89,250	-	$53	$139,803

(1)	For Mr. Clifton, includes reimbursement of travel expenses to and from Dallas, Texas for business purposes.

(2)
For Messrs. Clifton and Surplus, represents reimbursements for taxes owed on the portion of the retirement contributions made on behalf of Messrs. Clifton and Surplus to the NQDC Plan and that would have otherwise been made to the 401(k) Plan had Messrs. Clifton and Surplus not exceeded the Internal Revenue Service limits on contributions to the 401(k) Plan.

For Mr. Shaw, represents tax payments made for business travel on HFC’s aircraft that had a personal element.
For Mr. Cunningham, represents tax payments made on family travel on HFC’s aircraft for business purposes.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2013. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan, as “RUA” for restricted unit awards, and as “PUA” for performance unit awards. In 2013, awards of performance units and restricted units were issued under our Long-Term Incentive Plan. Mr. Aron did not receive any plan-based awards from us during 2013.

As described in greater detail above under “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation,” as a result of certain changes to our grant timing practices adopted by the Committee in the fourth quarter of 2013, Messrs. Clifton, Shaw and Cunningham received two grants of long-term equity incentive awards during 2013-(a) one for the 2013 year, granted in March 2013, and (b) one for the 2014 year, granted in November 2013. On a going forward basis, annual equity awards will be made once each year in the fourth quarter of the year preceding the year to which the annual award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers.

	Type	Committee Action Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name				Threshold	Target	Maximum	Threshold	Target	Maximum	All other Equity Awards (3)	Grant Date Fair Value (4)
Matthew P. Clifton	PUA	02/05/2013	03/01/2013				-	$24,474	$48,948		$1,000,008
	RUA	11/22/2013	11/22/2013							$2,468	$75,027 (5)
Douglas S. Aron	-
Bruce R. Shaw	AICP			-	$123,750	$247,500
	PUA	02/05/2013	03/01/2013				$3,366	$6,731	$10,097		$275,029
		11/22/2013	11/22/2013				$5,346	$10,692	$16,038		$325,037 (5)
	RUA	02/05/2013	03/01/2013							$6,732	$275,070
		11/22/2013	11/22/2013							$10,692	$325,037 (5)
Mark T. Cunningham	AICP			-	$54,000	$108,000
	PUA	02/05/2013	03/01/2013				$842	$1,683	$2,525		$68,767
		11/22/2013	11/22/2013				$1,131	$2,262	$3,393		$68,765 (5)
	RUA	02/05/2013	03/01/2013							$5,049	$206,302
		11/22/2013	11/22/2013							$6,786	$206,294 (5)
Scott C. Surplus	AICP			-	$50,000	$100,000
	RUA	02/05/2013	03/01/2013							$6,732	$275,070

(1)
Represents the potential payouts for the awards under our Annual Incentive Plan, which were subject to the achievement of certain performance metrics. The performance metrics and awards are described under “Compensation Discussion and Analysis - Overview of 2013 Executive Compensation Components and Decisions - Annual Incentive Cash Bonus Compensation.” Amounts reported do not include amounts potentially payable pursuant to the discretionary individual

Table of Contentsril 19,

performance portion of the award. The amount actually paid with respect to the individual performance portion of the award is reported in the “Bonus” column of the “Summary Compensation Table” for 2013, and the amount actually paid with respect to the portion of the award reported in this table is reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” for 2013.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards are described above under “Compensation Discussion and Analysis - Overview of 2013 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation - Performance Unit Awards” and “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation - Performance Unit Awards.”

(3)
Represents awards of restricted units. The terms of the restricted unit awards are described above under “Compensation Discussion and Analysis - Overview of 2013 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation - Restricted Unit Awards” and “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation - Restricted Unit Awards.”

(4)
Represents the grant date fair value determined pursuant to FASB ACS Topic 718, based on a closing price of our common units of $40.86 on March 1, 2013 and $30.40 on November 22, 2013. The value of performance units granted on March 1, 2013 and November 22, 2013 each reflect a probable payout percentage of 100%.

(5)
The awards reported on these lines are awards for the 2014 service period and result from the Committee’s decision to change its grant timing practices, as described in greater detail above under “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation.” If the Committee had not decided to change the time it makes annual grants to the prior year, these awards would have been granted in 2014 and been reflected as 2014 compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding restricted units and performance units held by each Named Executive Officer as of December 31, 2013, including awards that were granted prior to 2013. The value of these awards was calculated based on a price of $32.33 per unit, the closing price of our common units on December 31, 2013. Mr. Aron does not hold any outstanding equity awards under our Long-Term Incentive Plan.

Under SEC rules, the number and value of performance units reported is based on the number of units payable at the end of the performance period assuming the maximum level of performance is achieved. In this table, awards are abbreviated as “RUA” for restricted unit awards and as “PUA” for performance unit awards. The provisions applicable to these awards upon certain terminations of employment or a change in control are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Matthew P. Clifton	RUA	13,904	$449,516
	PUA			66,102	$2,137,078
Douglas S. Aron	-	-	-	-	-
Bruce R. Shaw	RUA	15,180	$490,769
	PUA			26,135	$844,945
Mark T. Cunningham	RUA	12,875	$416,249
	PUA			5,918	$191,329
Scott C. Surplus	RUA	4,488	$145,097	-	-

(1)	Includes the following restricted unit awards granted by us:

•
in March 2012 to Mr. Clifton (34,308) and Mr. Cunningham (8,170), of which one third vested on December 15, 2012, one third vested on December 15, 2013 and the remaining one third vests on December 15, 2014;

Table of Contentsril 19,

•
in March 2013 to Mr. Shaw (6,732), Mr. Cunningham (5,049) and Mr. Surplus (6,732), of which one third vested on December 15, 2013, one third vests on December 15, 2014 and the remaining one third vests on December 15, 2015; and

•	in November 2013 to Mr. Clifton (2,468), all of which vest on December 15, 2014; and

•
in November 2013 to Mr. Shaw (10,692) and Mr. Cunningham (6,786), of which one third vests on December 15, 2014, one third vests on December 15, 2015 and the remaining one third vests on December 15, 2016.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance share units subject to each award):

•	in March 2012 to Mr. Clifton (11,436), with a performance period that ends on December 31, 2014;

•	in March 2013 to Mr. Clifton (24,474), Mr. Shaw (6,731) and Mr. Cunningham (1,683), in each case, with a performance period that ends on December 31, 2015; and

•	in November 2013 to Mr. Shaw (10,692) and Mr. Cunningham (2,262), in each case, with a performance period that ends on December 31, 2016.

For the performance units granted in March 2012 to Mr. Clifton, the number of common units payable is determined based on the total increase in our distributable cash flow per common unit for the performance period compared to the baseline distributable cash flow per common unit. Under the terms of the grant, Mr. Clifton may earn from 50% to 150% of the target number of performance units granted to him.
For the performance units granted in March 2013 to Mr. Clifton, the number of common units payable is based on the Achieved Distributable Cash Flow/Unit as compared to the Base Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit. Under the terms of the grant, Mr. Clifton may earn from 0% to 200% of the target number of performance units granted to him.
For the performance units granted in March 2013 and November 2013 to Messrs. Shaw and Cunningham, the actual number of units earned at the end of the performance period is based on the Achieved Distributable Cash Flow/Unit as compared to the Base Distributable Cash Flow/Unit, Target Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit. Under the terms of the grants, each of Messrs. Shaw and Cunningham may earn from 50% to 150% of the target number of performance units granted to him.
See “Overview of 2013 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation - Performance Unit Awards” and “Compensation Discussion and Analysis - 2014 Compensation Decisions - Long-Term Incentive Equity Compensation - Performance Unit Awards” for further details.

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2013 of restricted unit and performance unit awards held by the Named Executive Officers. To date, we have not granted any unit options.

The value realized from the vesting of restricted unit and/or performance unit awards is equal to the closing price of our common units on the vesting date (or, if the vesting date is not a trading day, on the trading day immediately following the vesting date, unless provided otherwise by the applicable award agreement) multiplied by the number of units acquired on vesting. The value is calculated before payment of any applicable withholding or other income taxes.

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Matthew P. Clifton	67,739 (1)	$2,273,974
Douglas S. Aron	-	-
Bruce R. Shaw	3,292	$102,809
Mark T. Cunningham	6,418	$200,434
Scott C. Surplus	2,746	$85,758

Table of Contentsril 19,

(1)
Includes (a) 30,149 performance units that became payable to Mr. Clifton on February 5, 2013 upon the determination by the Subcommittee of the Committee that the performance percentage applicable to the target number of 25,124 performance units granted to Mr. Clifton in March 2010 was 120%, (b) an additional 502 performance units that became payable to Mr. Clifton on April 12, 2013 as a result of the finalization of HEP’s 2012 financial statements and a revision to the performance percentage applicable to the target number of performance units granted to Mr. Clifton in March 2010, which increased the performance percentage to 122% from 120%, and (c) 25,652 performance units that became payable to Mr. Clifton on February 5, 2014 upon the determination by the Subcommittee of the Committee that the performance percentage applicable to the target number of 17,938 performance units granted to Mr. Clifton in March 2011 with a performance period that ended on December 31, 2013 was 143%, which performance units are treated, in accordance with SEC rules, as vesting during 2013; the value realized with respect to each of the awards described in clause (a), (b) and (c) above is calculated based on the closing price of our common units on the date of payment.

Pension Benefits Table
Certain of the Named Executive Officers are participants in the Retirement Plan and the Restoration Plan. As of January 1, 2012, participants in the Retirement Plan and the Restoration Plan who are not subject to a collective bargaining agreement, including Named Executive Officers, ceased accruing additional benefits under the plans, and as of May 1, 2012, all participants in these plans ceased accruing additional benefits. Mr. Shaw formerly was an active participant in both plans and has a retirement benefit that was frozen in 2007. In connection with the cessation of benefit accruals under the Retirement Plan and the Restoration Plan in 2012, HFC adopted a Transition Benefit Plan pursuant to which eligible participants in the Retirement Plan are provided a transition benefit for each of 2012, 2013, and 2014. For executive officers, the transition benefit is paid in the form of a transition benefit contribution to the NQDC Plan. For additional information regarding these transition benefit contributions, see the narrative preceding the “Nonqualified Deferred Compensation Table.”

Retirement Plan
As of June 2013, the Retirement Plan has been liquidated. The amounts set forth in the “Payments During Last Fiscal Year” column in the table below show the amount of retirement benefits paid to each Named Executive Officer (other than Mr. Aron) pursuant to the Retirement Plan liquidation. These amounts were paid in the form of a lump sum distribution, and no Named Executive Officer is owed any additional benefits under the Retirement Plan.
The Retirement Plan was a tax-qualified defined benefit retirement plan. The dollar amount of benefits accrued under the Retirement Plan was based upon a participant’s compensation, age and length of service. An employee’s benefit service was not deemed interrupted if the employee performed services for HFC and later transitioned to work as an HLS employee. Under the Retirement Plan, a participant’s highest average monthly compensation, including base salary or base pay and any quarterly bonuses, during a consecutive 36-month period of employment, is the participant’s “Plan Compensation.” Upon normal retirement following a participant’s attainment of age 65, a participant was entitled under the Retirement Plan to a life annuity with monthly pension payments equal to (i) 1.6% of the participant’s Plan Compensation, multiplied by the participant’s total years of credited benefit service, minus (ii) 1.5% of the participant’s primary Social Security benefit, multiplied by the participant’s total years of credited service (but not to exceed 45% of such Social Security benefits). Accrued benefits under the Retirement Plan were frozen based on pay and service at the close of business on December 31, 2011. The Retirement Plan also provided for benefits upon early retirement (age 50 and at least 10 years of service or age 55 and at least 3 years of service) and late retirement, as well as providing accelerated deferred vested benefits, disability benefits and death benefits. Instead of the normal form of payment, participants could also elect to receive their accrued benefits in the form of a life annuity with a period certain, a contingent annuity or a lump sum.

Benefits up to the limits set by the Internal Revenue Code were funded by contributions to the Retirement Plan, with the annual contribution amounts determined on an actuarial basis. The Internal Revenue Code limits the annual benefits that can be paid from, as well as the compensation that can be taken into account in computing benefits under, pension plans such as the Retirement Plan.

Restoration Plan

The Restoration Plan is an unfunded non-qualified plan that provides supplemental retirement benefits. As of January 1, 2012, participants in the Restoration Plan are no longer accruing additional benefits. Messrs. Clifton and Shaw are the only Named Executive Officers who have accumulated benefits under the Restoration Plan.

Table of Contentsril 19,

The supplemental retirement benefits under the Restoration Plan are provided so that the total retirement benefits for the participants are maintained at the levels contemplated in the Retirement Plan before application of Internal Revenue Code limitations. Specifically, the amount of benefits payable under the Restoration Plan is equal to a participant’s benefit payable in the form of a life annuity calculated under the Retirement Plan without regard to the Internal Revenue Code limitations less the amount of the Retirement Plan benefit that can be paid under the Retirement Plan after application of Internal Revenue Code limits. Benefits under our Restoration Plan are generally payable in the same form and at the same time as the participant’s benefits under the Retirement Plan for benefits earned through 2004 (pre-409A benefits), and as a lump sum for benefits earned after 2004 (post-409A benefits). Because Mr. Clifton is over age 50 and has more than 10 years of service, he was eligible for early retirement as of December 31, 2013. His early retirement benefits under the Restoration Plan, potentially payable beginning January 1, 2014, are estimated to be $24,703 per month payable for his lifetime or $3,990,745 payable as a lump sum. A portion of the $24,703 monthly benefit payable to Mr. Clifton under the Restoration Plan is attributable to post-409A benefits and, therefore, will be paid in a lump sum and not as a monthly benefit.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew P. Clifton	Retirement Plan	31.17	-	$1,110,389
	Restoration Plan	31.17	$3,981,242	-
Douglas S. Aron	Retirement Plan	-	-	-
	Restoration Plan	-	-	-
Bruce R. Shaw	Retirement Plan	8.25	-	$126,053
	Restoration Plan	8.25	$8,756	-
Mark T. Cunningham	Retirement Plan	7.5	-	$166,032
	Restoration Plan	-	-	-
Scott C. Surplus	Retirement Plan	27.08	-	$943,390
	Restoration Plan	-	-	-

The actuarial present value of the accumulated benefits under the Restoration Plan reflected in the above chart was determined using the same assumptions as used for financial reporting purposes (which are discussed further in Note 17 to HFC’s consolidated financial statements for the fiscal year ended December 31, 2013), except the payment date was assumed to be age 62 rather than age 65. The earliest age at which a benefit can be paid with no benefit reduction under the Restoration Plan is age 62. In addition, the material assumptions used for these calculations include the following:

Discount Rate	4.40%

Mortality Table	2013 IRS Prescribed Mortality-Static Annuitant, male and female

Nonqualified Deferred Compensation

In 2013, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan functions as a spill-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2013, the annual deferral contribution limit under the 401(k) Plan was $17,500, and the annual compensation limit was $255,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Once eligible employees reach the Internal Revenue Code limits on contributions under the 401(k) Plan, contributions automatically begin being contributed to the NQDC Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation, and certain other items. Eligible participants are required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2013, the catch-up contribution limit was $5,500. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

Participants in the NQDC Plan are eligible to receive a matching restoration contribution with respect to their elective deferrals made up to 6% of the participant’s eligible earnings for the plan year in excess of the limits under Section 401(k) of the Internal Revenue Code. These matching restoration contributions are fully vested at all times. In addition, participants are eligible for a retirement restoration contribution ranging from 3% to 8% of the participant’s eligible earnings for the plan year in excess of the

Table of Contentsril 19,

limits under Section 401(k) of the Internal Revenue Code, based on years of service. Retirement restoration contributions are subject to a three-year cliff vesting period and will become fully vested in the event of the participant’s death or a change in control. Participants may also receive nonqualified nonelective contributions under the NQDC Plan, which contributions may be subject to a vesting schedule determined at the time the contributions are made.

Participants in the Retirement Plan whose benefit accruals ceased as of the close of business on December 31, 2011 are also eligible to receive a transition benefit contribution under the NQDC Plan for plan years 2012, 2013 and 2014. The amount of the transition benefit contribution for each year is equal to the participant’s eligible compensation (determined in accordance with the Transition Benefit Plan) as of December 31 of that year, multiplied by a transition benefit percentage determined based on the participant’s eligible years of service as of January 1, 2012 (in the case of salaried employees) in accordance with the following table:

Years of Services	Transition Benefit (as percentage of eligible compensation)
Less than 5 years	10%
5 to 15 years	20%
15 to 20 years	25%
20 years and over	35%

The participant must be employed on the last day of the year (subject to certain exceptions for death or disability) in order to earn a transition benefit contribution for that year. Transition benefit contributions are fully vested immediately. Eligible compensation used to calculate the transition benefit contribution is subject to applicable Internal Revenue Code limits ($255,000 in 2013), except that if an employee participated in the Restoration Plan, all of his or her eligible compensation will be taken into consideration in determining the transition benefit contribution. In February 2014, the Transition Benefit Plan was amended to exclude the 2014 annual incentive bonus, if any, for Mr. Clifton in determining the 2014 transition benefit payment since, due to the change in HFC’s timing of annual bonus payments in 2012, Mr. Clifton received two annual incentive bonuses from HFC in 2012, which were taken into account in determining the 2012 transition benefit payment.

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes directly or indirectly a participant’s earnings under the NQDC Plan. During 2013, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan, except that the tax-qualified 401(k) Plan offers the Principal Stable Value Fund and the NQDC Plan instead offers the Principal Money Market Fund. Earnings for 2013 with respect to NQDC Plan amounts invested in the Principal Money Market Fund did not exceed 120% of the applicable long-term federal rate (2.60%) and, as a result, no above market or preferential earnings were paid under the NQDC Plan for 2013. The following table lists the investment options for the NQDC Plan in 2013 with the annual rate of return for each fund:

Table of Contentsril 19,

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	32.06%
American Century Mid-Cap Value Instl Fund	30.26%
Buffalo Small Cap Fund	44.15%
Columbia Acorn International Z Fund	22.33%
Columbia Acorn Z Fund	30.90%
Fidelity Contrafund Fund	34.15%
Fidelity Low-Priced Stock Fund	34.31%
Harbor Capital Appreciation Instl Fund	37.66%
LargeCap S&P 500 Index Instl Fund	32.06%
MidCap S&P 400 Index Instl Fund	33.13%
Money Market Inst Fund	-
Oppenheimer Developing Markets Institutional Fund	8.85%
PIMCO Total Return Instl Fund	-1.92%
PIMCO All Asset All Authority Instl Fund	-5.47%
SmallCap S&P 600 Index Instl Fund	40.90%
T. Rowe Price Retirement Income Fund	9.15%
T. Rowe Price Retirement 2005 Fund	9.74%
T. Rowe Price Retirement 2010 Fund	11.93%
T. Rowe Price Retirement 2015 Fund	15.18%
T. Rowe Price Retirement 2020 Fund	18.05%
T. Rowe Price Retirement 2025 Fund	20.78%
T. Rowe Price Retirement 2030 Fund	23.09%
T. Rowe Price Retirement 2035 Fund	24.86%
T. Rowe Price Retirement 2040 Fund	25.93%
T. Rowe Price Retirement 2045 Fund	25.93%
T. Rowe Price Retirement 2050 Fund	25.90%
T. Rowe Price Retirement 2055 Fund	25.86%
Thornburg International Value R6 Fund	15.86%
Vanguard Equity-Income Adm. Fund	30.19%
Vanguard Total Bond Market Index Signal Fund	-2.15%
Vanguard Total Intl Stock Index Signal Fund	15.14%

Benefits under the NQDC Plan may be distributed upon the earliest to occur of a separation from service (subject to a six month payment delay for certain specified employees under Section 409A of the Internal Revenue Code), the participant’s death, a change in control or a specified date selected by the participant in accordance with the terms of the NQDC Plan. Benefits are distributed from the NQDC Plan in the form of a lump sum payment or, in certain circumstances if elected by the participant, in the form of annual installments for up to a five year period.

Non-Qualified Deferred Compensation Table
The NQDC Plan benefits for all the Named Executive Officers (other than Mr. Aron) were charged to us in 2013 pursuant to the Omnibus Agreement. The following table provides information regarding contributions to, and the year-end balance of, the NQDC Plan accounts for the Named Executive Officers (other than Mr. Aron) in 2013. Even though Mr. Aron is also a participant in the NQDC Plan, we have not provided any disclosure with respect to his NQDC Plan benefits since those benefits are paid for by HFC. Additional information regarding the NQDC Plan will be provided in HFC’s 2014 Proxy Statement.

Table of Contentsril 19,

Name	Executive Contributions (1)	Company Contributions (2)	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2013 (3)
Matthew P. Clifton	$12,981	$141,788	$273,422	-	$3,733,643
Douglas S. Aron	-	-	-	-	-
Bruce R. Shaw	$27,950	$62,812	$61,889	-	$254,972
Mark T. Cunningham	$45,472	$67,673	$(36,692)	-	$193,888
Scott C. Surplus	$17,871	$106,251	$50,378	-	$227,376

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2013.

(2)	These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table” for 2013.

(3)
The aggregate balance for each Named Executive Officer reflects the cumulative value, as of December 31, 2013, of the employee and employer-provided contributions to the NQDC Plan for the Named Executive Officer’s account, and any earnings on these amounts, since the Named Executive Officer began participating in the NQDC Plan in 2012. Of the total aggregate balance reported above for Mr. Cunningham, we previously reported (a) $43,840 of employee contributions in the “Salary” column of the Summary Compensation Table for 2012, and (b) $72,280 of employer-provided contributions in the “All Other Compensation” column of the Summary Compensation Table for 2012.

Potential Payments upon Termination or Change in Control

We have Change in Control Agreements with certain of the Named Executive Officers and maintain the Long-Term Incentive Plan, each of which provide for severance compensation and/or accelerated vesting of equity compensation in the event of a termination of employment following a change in control or under other specified circumstances. These arrangements are summarized below.

Change in Control Agreements

During 2013, all of the Named Executive Officers, other than Mr. Aron, had in effect a Change in Control Agreement with us, in accordance with our Change in Control Policy. We entered into a Change in Control Agreement with Messrs. Clifton, Shaw and Surplus, effective as of January 1, 2013 and with Mr. Cunningham, effective as of February 14, 2011. We bear all costs and expenses associated with these agreements.

HFC has a Change in Control Agreement with Mr. Aron, which was in effect during 2013. The HFC Change in Control Agreement triggers only upon a change in control of HFC. The terms of the HFC Change in Control Agreement, and a quantification of potential benefits under the Change in Control Agreement with HFC and its named executive officers, including Mr. Aron, will be disclosed in HFC’s 2014 Proxy Statement. Messrs. Clifton, Shaw and Surplus had previously entered into Change in Control Agreements with HFC. In connection with Messrs. Clifton, Shaw and Surplus becoming employees of HLS, their respective Change in Control Agreements with HFC terminated automatically pursuant to its terms.

The Change in Control Agreements under our Change in Control Policy terminate on the day prior to the three year anniversary of the effective date, and thereafter automatically renew for successive one year terms (on each anniversary date thereafter) unless a cancellation notice is given by us 60 days prior to the automatic extension date. The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of HFC, HLS or HEP (1) the executive is terminated without “Cause,” leaves voluntarily for “Good Reason,” or is terminated as a condition of the occurrence of the transaction constituting the “Change in Control,” and (2) the executive is not offered employment with HFC, HLS, HEP, HEP Logistics or any of their affiliates on substantially the same terms in the aggregate as his previous employment with HLS within 30 days after the termination, then the executive will receive the following cash severance amounts paid by us:

•	a cash payment equal to his accrued and unpaid salary, unreimbursed expenses and accrued vacation pay, and

•
a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of his date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier is (a) 3.0 for Mr. Clifton, (b) 2.0 for Mr. Shaw, and (c) 1.0 for Mr. Cunningham and Mr. Surplus.

Table of Contentsril 19,

The executive will also receive continued participation by the executive and his or her dependents in medical and dental benefits for the number of years equal to the executive’s designated multiplier.

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

If amounts payable to an executive under a Change in Control Agreement (together with any other amounts that are payable by HFC, HLS, HEP or HEP Logistics as a result of a change in ownership or control) exceed the amount allowed under Section 280G of the Internal Revenue Code for such executive by 10% or more, we will pay the executive an amount necessary to allow the executive to retain a net amount equal to the total present value of the payments on the date they are to be paid. Conversely, if the payments exceed the 280G limit for the executive by less than 10%, the payments will be reduced to the level at which no excise tax applies.

Long-Term Equity Incentive Awards

Except for the restricted units granted to Mr. Clifton in November 2013, the outstanding long-term equity incentive awards granted under the Long-Term Incentive Plan vest upon a “Special Involuntary Termination”, which occurs when, within 60 days prior to or at any time after a “Change in Control”:

Table of Contentsril 19,

•	the executive is terminated, other than for “Cause,” or

•	the executive resigns within 90 days following an “Adverse Change.”

All outstanding performance units will vest at 150% in the event of a Special Involuntary Termination, except for the performance units granted to Mr. Clifton in 2013, which will vest at 200% in the event of a Special Involuntary Termination. The restricted units granted to Mr. Clifton in November 2013 vest upon a “Change in Control.”

In the event of an executive’s death, disability or retirement, restricted units and performance units vest as follows:

•
Restricted Units: The executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units.

•
Performance Units: The executive will remain eligible to vest with respect to a pro rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. The Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period (provided that, except with respect to the performance units granted to Mr. Clifton in 2013, executives will earn and receive payment with respect to no less than 50% of the performance units awarded in 2013). The foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Separation or for “Cause.”

For purposes of the long-term equity incentive awards, a “Change in Control” occurs if:

•
a person or group of persons (other than HFC or any of its wholly-owned subsidiaries or HLS, HEP, HEP Logistics or any of their subsidiaries) becomes the beneficial owner of more than 40% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics;

•	the individuals who as of the date of grant constituted a majority of HFC’s Board of Directors cease for any reason to constitute a majority of HFC’s Board of Directors;

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

For purposes of the restricted unit awards (other than the award agreement for Mr. Clifton’s restricted unit awards granted in November 2013, which does not contain such definition), “Adverse Change” is defined as:

•	a change in the city in which the executive is required to work;

•	a substantial increase in travel requirements of employment;

•	a substantial reduction in the duties of the type previously performed by the executive; or

•	a significant reduction in compensation or benefits (other than bonuses and other discretionary items of compensation) that does not apply generally to executives.

For purposes of the performance unit awards, “Adverse Change” is defined as, without the consent of the executive:

•	a change in the executive’s principal office of employment of more than 25 miles from the executive’s work address at the time of grant of the award;

•	a material increase (without adequate consideration) or material reduction in the duties to be performed by the executive; or

•
a material reduction in the executive’s base compensation (other than bonuses and other discretionary items of compensation) that does not apply generally to employees (in the case of the 2012 and 2013 performance unit awards) or executives (in the case of the 2011 performance unit award).

Table of Contentsril 19,

For purposes of the long-term equity incentive awards (other than the award agreement for Mr. Clifton’s restricted unit awards granted in November 2013, which does not contain such definition), “Cause” is defined as:

•	an act of dishonesty constituting a felony or serious misdemeanor and resulting (or intended to result in) gain or personal enrichment to the executive at the expense of HLS;

•	gross or willful and wanton negligence in the performance of the executive’s material and substantial duties; or

•	conviction of a felony involving moral turpitude.

Holly Retirement Restoration Plan
The Restoration Plan provides benefits to participants (including Messrs. Clifton and Shaw) in the event of a change in control of HFC. Under the Restoration Plan, each participant’s benefits are paid, in the form of an annuity contract and a cash payment, immediately upon such a change in control, where the stockholders of HFC before the transaction own, after the transaction, less than 40% of the effective voting power of HFC. The annuity contract is in an amount equal to the benefits otherwise due the recipient under the Restoration Plan reduced by the amount of the cash payment. Although we and HFC typically believe that double-trigger arrangements more effectively advance the interests of our unitholders and stockholders in the face of potential “change in control” transactions, HFC has elected to maintain the historical single-trigger terms of the Restoration Plan with respect to these retirement benefits held by long-time executives. Further, in light of the double-trigger arrangements in our other severance agreements, we believe our executive officers are adequately incentivized to remain employed by us (or our successor) following a corporate transaction, unless and until they are terminated without “cause” or due to a constructive termination. The Restoration Plan is the only arrangement in the current compensation program that provides single-trigger benefits. Mr. Clifton is a participant in the Restoration Plan, and Mr. Shaw formerly was a participant in the Restoration Plan and has a retirement benefit that was frozen in 2007. Because the Restoration Plan has not been liquidated, the amounts payable under the Restoration Plan upon a change in control transaction are reflected in the table below.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2013. For these purposes, our common unit price was assumed to be $32.33, which was the closing price per unit on December 31, 2013.
In reviewing the table, please note the following:

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2013 year was taken prior to December 31, 2013. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include accrued vacation amounts accrued in 2013 for the 2014 year.

•
For amounts payable to the Named Executive Officers with respect to performance units upon a termination due to death, disability, retirement, or other separation (other than a voluntary separation, a for “Cause” separation or a Special Involuntary Termination), we assumed the performance units would settled at the maximum level based on performance through December 31, 2013. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets. Due to the change in vesting dates of outstanding restricted unit awards to December 15 of a given year, no amounts are reported for accelerated vesting of restricted unit awards upon termination due to death, disability or retirement because units attributable to fiscal year 2013 vested on December 15, 2013.

•
The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by (a) 36 months for Mr. Clifton, (b) 24 months for Mr. Shaw, and (c) 12 months for Mr. Cunningham and Mr. Surplus.

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  the excise tax rate under Section 4999 of the Tax Code is 20%, the federal income tax rate is 39.6%, the Medicare rate is 2.35%, the adjustment to reflect the phase-out of itemized deductions is 1.19%, and there are no state or local income taxes, (b) no amounts will be discounted as attributable to reasonable compensation, (c) all cash severance payments are contingent upon a change in control, and (d) the presumption required under applicable regulations that

Table of Contentsril 19,

the equity awards granted in 2013 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or "gross-up" payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced or vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments (1)	Value of Welfare Benefits	Vesting of Equity Awards	Total
Matthew P. Clifton Termination in connection with or following a Change in Control	$11,925,088	$55,477	$2,586,594	$14,567,159
Termination due to Death, Disability, Retirement or without Cause	$—	$—	$897,222	$897,222
Douglas S. Aron Termination in connection with or following a Change in Control	$—	$—	$—	$—
Termination due to Death, Disability, Retirement or without Cause	$—	$—	$—	$—
Bruce R. Shaw Termination in connection with or following a Change in Control	$1,669,371	$36,985	$1,335,714	$3,042,070
Termination due to Death, Disability, Retirement or without Cause	$—	$—	$108,790	$108,790
Mark T. Cunningham Termination in connection with or following a Change in Control	$396,410	$18,492	$607,610	$1,022,512
Termination due to Death, Disability, Retirement or without Cause	$—	$—	$27,222	$27,222
Scott C. Surplus Termination in connection with or following a Change in Control	$444,846	$18,492	$145,097	$608,435
Termination due to Death, Disability, Retirement or without Cause	$—	$—	$—	$—

(1)
For Mr. Clifton, includes (a) $2,404,670, the amount of the Restoration Plan annuity contract (which is equal to benefits otherwise due to Mr. Clifton under the Restoration Plan, reduced by the amount of the Restoration Plan cash payment), and (b) $1,576,572, the amount of the Restoration Plan cash payment (which includes the reasonable estimate of the federal income tax liability resulting from the annuity contract and the cash payment, calculated using the highest 2013 marginal federal income tax rate of 39.6%).

For Mr. Shaw, includes (a) $5,289, the amount of the Restoration Plan annuity contract (which is equal to benefits otherwise due to Mr. Shaw under the Restoration Plan, reduced by the amount of the Restoration Plan cash payment), and (b) $3,467, the amount of the Restoration Plan cash payment (which includes the reasonable estimate of the federal income tax liability resulting from the annuity contract and the cash payment, calculated using the highest 2013 marginal federal income tax rate of 39.6%).

Table of Contentsril 19,

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

While annual cash-based incentive bonus awards play an appropriate role in the executive compensation program, the Committee believes that payment should be determined based on an evaluation of our performance on a variety of measures, including comparing our performance over the last year to our past performance, which mitigates excessive risk-taking that could produce unsustainable gains in one area of performance at the expense of our overall long-term interests. In addition, we set performance goals that we believe are reasonable in light of our past performance and market conditions.

For Named Executive Officers performing all or a majority of their services for us, an appropriate part of total compensation is fixed, while another portion is variable and linked to performance. A portion of the variable compensation we provide is comprised of long-term incentives. A portion of the long-term incentives we provide is in the form of restricted units subject to time-based vesting conditions, which retains value even in a depressed market, so executives are less likely to take unreasonable risks. With respect to our performance-based equity incentives, payouts result in some compensation at levels below full target achievement, in lieu of an “all or nothing” approach. Further, our unit ownership guidelines require certain of our executives to hold certain levels of units (in addition to unvested and unsettled equity-based awards), which aligns an appropriate portion of their personal wealth to our long-term performance and the interests of our unitholders.

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

Table of Contentsril 19,

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 14, 2014 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each named executive officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 58,657,048 common units outstanding as of February 14, 2014. Unless otherwise indicated, the address for each unitholder shall be c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation (1)	22,380,030	39.39%
Oppenheimer Funds, Inc. (2)	7,304,915	12.45%
Oppenheimer SteelPath MLP Income Fund (3)	3,241,053	5.53%
Tortoise Capital Advisors, L.L.C. (4)	3,087,132	5.26%
Matthew P. Clifton (5)	248,556	*
Bruce R. Shaw (5)	42,967	*
Douglas S. Aron(6)	2,840	*
Mark T. Cunningham (5)	32,963	*
Scott C. Surplus (5)	17,748	*
Michael C. Jennings	6,000	*
P. Dean Ridenour (7)	63,125	*
Charles M. Darling, IV (7)(8)	42,053	*
William J. Gray (7)	20,551	*
Jerry W. Pinkerton (7)	23,753	*
William P. Stengel (7)(9)	13,537	*
James G. Townsend (7)	17,737	*
All directors and executive officers as group (13 persons) (10)	536,711	*

* Less than 1%

(1)
HollyFrontier Corporation directly holds 5,006 common units over which it has sole voting and dispositive power and 22,375,024 common units over which it has shared voting and dispositive power. HollyFrontier Corporation is the record holder of 140,000 common units as nominee for Navajo Pipeline Co., L.P. The 22,375,024 common units over which HollyFrontier Corporation has shared voting and dispositive power are held as follows: Holly Logistics Limited LLC directly holds 21,615,230 common units; HollyFrontier Holdings LLC directly holds 184,000 common units; Navajo Pipeline Co., L.P. directly holds 254,880 common units; and other wholly-owned subsidiaries of HollyFrontier Corporation directly own 180,114 common units. HollyFrontier Corporation is the ultimate parent company of each such entity and may therefore be deemed to beneficially own the units held by each such entity. HollyFrontier Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The percentage of outstanding common units owned includes a 2% general partner interest held by HEP Logistics Holdings, L.P. which is HEP’s general partner and an indirect wholly-owned subsidiary of HollyFrontier Corporation. The address of HollyFrontier Corporation is 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

(2)
Oppenheimer Funds, Inc. filed with the SEC a Schedule 13G/A, dated February 6, 2014. Based on this Schedule 13G/A, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 7,304,915 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)
Oppenheimer SteelPath MLP Income Fund filed with the SEC a Schedule 13G/A, dated February 6, 2014. Based on this Schedule 13G/A, Oppenheimer SteelPath MLP Income Fund has sole voting power and shared dispositive power with

Table of Contentsril 19,

respect to 3,241,053 units. The address of Oppenheimer SteelPath MLP Income Fund is 2100 McKinney Avenue, Suite 1401, Dallas, TX 75201.

(4)
Tortoise Capital Advisors, L.L.C. filed with the SEC a Schedule 13G on February 11, 2014. Based on this Schedule 13G, Tortoise Capital Advisors, L.L.C. reported that it had sole voting power and sole dispositive power with respect to zero units, and shared voting power and shared dispositive power with respect to 3,087,132 units. The address of Tortoise Capital Advisors, L.L.C. is 11550 Ash St., Suite 300, Leawood, KS 66211.

(5)
The number reported includes restricted units for which the executive has sole voting power but no dispositive power, as follows: Mr. Clifton (13,904 units), Mr. Shaw (15,180 units), Mr. Cunningham (12,875 units) and Mr. Surplus (4,488 units). The number does not include performance units held by Mr. Clifton, Mr. Shaw and Mr. Cunningham.

(6)
Includes 420 common units held by Mr. Aron as custodian for his son in an account under the Uniform Transfer to Minors Act and 420 common units held by Mr. Aron as custodian for his daughter in an account under the Uniform Transfer to Minors Act. Mr. Aron disclaims beneficial ownership of these common units.

(7)	The number reported includes 1,981 restricted units for which the non-management director has sole voting power but no dispositive power.

(8)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported includes 22,400 common units owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the common units held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

(9)
The number reported includes 1,000 common units owned by Mr. Stengel’s spouse for which Mr. Stengel shares voting and disposition power. Mr. Stengel disclaims beneficial ownership as to the common units owned by his spouse.

(10)
The number reported includes 46,448 restricted units held by executive officers for which they have sole voting power but no dispositive power and 11,886 restricted units held by non-management directors for which they have sole voting power but no dispositive power. The number reported also includes 22,400 common units as to which Mr. Darling disclaims beneficial ownership, except to the extent of his pecuniary interest therein, 1,000 common units for which Mr. Stengel disclaims beneficial ownership, and 840 common units for which Mr. Aron disclaims beneficial ownership.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2013:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	98,154 (3)	—	1,635,469

Equity compensation plans not approved by security holders	—	—	—

Total	98,154		1,635,469

(1)	All stock-based compensation plans are described in Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2013.

(2)
On April 25, 2012, at a Special Meeting of the Unitholders of the Partnership, the unitholders approved the Amended and Restated Long-Term Incentive Plan, which, among other things, provided for an increase in the maximum number of common units reserved for delivery with respect to awards under the Long-Term Incentive Plan to 2,500,000 common units (as adjusted to reflect the two-for-one common unit split that occurred on January 16, 2013). All securities reported as remaining available for future issuance are available from the additional common units approved by unitholders under the Amended and Restated Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by unitholders.

(3)
Represents units subject to performance units granted to (a) Mr. Clifton under the Long-Term Incentive Plan in March 2012 assuming a maximum payout level of 150% at the time of vesting and in March 2013 assuming a maximum payout level of 200% at the time of vesting, and (b) Messrs. Shaw and Cunningham in March 2013 and November 2013 assuming

Table of Contentsril 19,

a maximum payout level of 150% at the time of vesting. If the performance units granted to Mr. Clifton in 2012 and 2013 and to Messrs. Shaw and Cunningham in 2013 are paid at target, 57,278 units would be issued upon the vesting of such performance units.

For more information about our Amended and Restated Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2013 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our general partner and its affiliates own 22,380,030 of our common units representing a 37% limited partner interest in us. In addition, the general partner owns a 2% general partner interest in us. Transactions with our general partner are discussed later in this section.

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

Operational stage

Distributions of available cash to our general partner and its affiliates
We generally make cash distributions 98% to the unitholders, including our general partner and its affiliates as the holders of an aggregate of 22,380,030 of the common units and 2% to the general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, currently $2.3 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Please read “Omnibus Agreement” below. Our general partner determines the amount of these expenses.

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

Table of Contentsril 19,

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

The $2.3 million fee includes expenses incurred by HFC and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. The fee does not include salaries of pipeline and terminal personnel or other employees of HFC who perform services for us on behalf of HLS or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct general and administrative expenses they incur on our behalf.

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

Table of Contentsril 19,

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or the Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2013 PPI adjustment, HFC's minimum annualized payments to us under these agreements increased by $4.7 million to $225.5 million.

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

•	See “2012 Acquisition” and “2011 Acquisition” under Item 1, “Business” of this Annual Report on Form 10-K for additional information on these acquisitions from HFC.

•	Revenues received from HFC were $252.4 million, $245.6 million and $168.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	HFC charged us for general and administrative services under the Omnibus Agreement of $2.3 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

•	We reimbursed HFC for costs of employees supporting our operations of $34.6 million, $31.1 million and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•	HFC reimbursed us $21.6 million, $13.4 million and $11.9 million for certain reimbursable costs and capital projects for the years ended December 31, 2013, 2012 and 2011, respectively.

•
We distributed $71.4 million, $64.0 million and $40.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

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

There are no transactions disclosed in this Item 13 entered into since January 1, 2013 that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

Table of Contentsril 19,

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services
The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2013 calendar year.
Fees paid to Ernst & Young LLP for 2013 and 2012 are as follows:

	2013	2012

Audit Fees (1)	$669,000	$762,000
Tax Fees	287,000	117,000
Total	$956,000	$879,000

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
See Index to Exhibits on pages 135 to 141.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 24, 2014	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer and Director

Date: February 24, 2014	/s/ Bruce R. Shaw
Bruce R. Shaw
President

Date: February 24, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2014	/s/ Scott C. Surplus
Scott C. Surplus
Vice President and Controller
(Principal Accounting Officer)

Date: February 24, 2014	/s/ Matthew P. Clifton
Matthew P. Clifton
Executive Chairman

/s/ Charles M. Darling, IV
Charles M. Darling, IV
Director

Date: February 24, 2014	/s/ William J. Gray
William J. Gray
Director

Table of Contentsril 19,

Date: February 24, 2014	/s/ Jerry W. Pinkerton
Jerry W. Pinkerton
Director

Date: February 24, 2014	/s/ P. Dean Ridenour
P. Dean Ridenour
Director

Date: February 24, 2014	/s/ William P. Stengel
William P. Stengel
Director

Date: February 24, 2014	/s/ James G. Townsend
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

3.4
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K Current Report dated April 15, 2008, File No. 001-32225).

3.5
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated July 12, 2012 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated July 12, 2012, File No. 001-32225).

3.6
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated January 16, 2013 (incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K Current Report dated January 16, 2013, File No. 001-32225).

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

4.2
First Supplemental Indenture, dated April 14, 2010, among Holly Energy Storage-Tulsa LLC, Holly Energy Storage-Lovington LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 001-32225).

4.3
Second Supplemental Indenture, dated June 4, 2010, among HEP Operations LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 001-32225).

4.4
Third Supplemental Indenture, dated December 29, 2011, among Cheyenne Logistics LLC, El Dorado Logistics LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225)

Table of Contentsril 19,

4.5
Fourth Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2012, File No. 001-32225).

4.6
Indenture, dated March 12, 2012, among Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association, providing for the issuance of 6.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K Current Report dated March 12, 2012, File No. 001-32225).

4.7
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

10.4
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

10.8
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

10.9
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

10.10
Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment No. 1 to Second Amended and Restated Security Agreement, dated November 22, 2013, Holly Energy Partners - Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and lender and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated November 26, 2013, File No. 001-32225).

10.11
Pipelines and Terminals Agreement, dated February 28, 2005, between Holly Energy Partners, L.P. and ALON USA, LP (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated February 28, 2005, File No. 001-32225).

10.12
First Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated September 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2011, File No. 00001-32225).

10.13
Second Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2011, File No. 00001-32225).

10.14
Third Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated June 6, 2011 (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2011, File No. 00001-32225).

Table of Contentsril 19,

10.15
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

10.19
LLC Interest Purchase Agreement, dated June 1, 2009, among Holly Corporation, Navajo Pipeline Co., L.P. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated June 5, 2009, File No. 001-32225).

10.20
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

10.21
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

10.22
Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.24 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 001-32225).

10.23
Mortgage, Line of Credit Mortgage and Deed of Trust, dated June 1, 2009, by Lovington-Artesia, L.L.C. for the benefit of Holly Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated June 5, 2009, File No. 001-32225).

10.24
Asset Purchase Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated August 6, 2009, File No. 001-32225).

10.25
Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K Current Report dated August 6, 2009, File No. 001-32225).

10.26
Amendment to Tulsa Equipment and Throughput Agreement, dated December 9, 2010, among Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.28 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 001-32225).

10.27
Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing - Tulsa, LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.29 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 001-32225).

10.28
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated August 6, 2009, File No. 001-32225).

10.29
LLC Interest Purchase Agreement, dated December 1, 2009, among Holly Corporation, Navajo Pipeline Co., L.P. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated December 7, 2009, File No. 001-32225).

10.30
Asset Purchase Agreement, dated December 1, 2009, between Holly Corporation, Navajo Pipeline Co., L.P. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated December 7, 2009, File No. 001-32225).

10.31
Pipeline Throughput Agreement, dated December 1, 2009, between Navajo Refining Company, L.L.C. and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated December 7, 2009, File No. 001-32225).

Table of Contentsril 19,

10.32
Assignment and Assumption Agreement (Pipeline Throughput Agreement (Roadrunner)), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.34 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 001-32225).

10.33
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

10.37
Letter Agreement, dated October 14, 2011, regarding the Amended and Restated Crude Pipelines and Tankage Agreement, dated December 1, 2009 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011, File No. 001-32225)

10.38
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated July 16, 2013, among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2013, File No. 0001-32225).

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

10.41
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013 to be effective June 1, 2013, by and among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C., and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 001-32225).

10.42*
First Amendment to Amended and Restated Refined Product Pipelines and Terminals Agreement, entered into on November 7, 2013, effective September 30, 2013, among HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, LLC, HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C.

10.43
Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009, between Holly Refining & Marketing - Tulsa, LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated December 7, 2009, File No. 001-32225).

10.44
LLC Interest Purchase Agreement, dated March 31, 2010, among Holly Corporation, Holly Refining & Marketing-Tulsa, LLC, Lea Refining Company, HEP Tulsa LLC and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated April 6, 2010, File No. 001-32225).

10.45
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

Table of Contentsril 19,

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

10.55
First Amended and Restated Tankage, Loading Rack and Crude Oil Receiving Throughput Agreement (Cheyenne), dated January 11, 2012, effective November 1, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.54 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.56
First Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 11, 2012 effective November 1, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.55 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.57
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 8-K Current Report dated January 13, 2014, File No. 001-32225).

10.58
Seventh Amended and Restated Omnibus Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012, File No. 001-32225).

10.59
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated July 22, 2013, File No. 001-32225).

10.60
Ninth Amended and Restated Omnibus Agreement, dated January 7, 2014, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated January 13, 2014, File No. 001-32225).

10.61
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.62*	First Amendment to Lease and Access Agreement (Cheyenne), effective June 5, 2012, between Frontier Refining LLC and Cheyenne Logistics LLC.
10.63
Lease and Access Agreement (El Dorado), dated November 9, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.64*	First Amendment to Lease and Access Agreement (El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.
10.65*	Second Amendment to Lease and Access Agreement (El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.
10.66*	Third Amendment to Lease and Access Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC.
10.67
Mortgage, dated January 31, 2012, by Cheyenne Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

Table of Contentsril 19,

10.68
Mortgage and Deed of Trust, dated January 31, 2012, by El Dorado Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2012, File No. 001-32225).

10.69
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

10.70
LLC Interest Purchase Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.71
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.72
Transportation Services Agreement, dated July 16, 2013, between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated July 22, 2013, File No. 001-32225).

10.73+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated April 30, 2012, File No. 001-32225).

10.74+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.75+	Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated August 4, 2005, File No. 001-32225).
10.76+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).

10.77+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.78+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.79+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.80+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 001-32225).
10.81+	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.77 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).
10.82+
Form of Performance Unit Agreement (Chairman) (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.83+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.84+
Form of Restricted Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.85+
Form of Notice of Grant of Restricted Units (Employee) (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.86+*	Form of Restricted Unit Agreement (Executive Chairman)
10.87+*	Form of Notice of Grant of Restricted Units (Executive Chairman)
10.88+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2013, File No. 001-32225).

10.89+
Form of Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2013, File No. 001-32225).

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Contentsril 19,

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.