Form 10-Q
period 2014-06-30
HOLLY ENERGY PARTNERS LP
filed 2014-08-06
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 1-32225
  ______________________________________________________________________________________
HOLLY ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________________

Delaware	20-0833098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood, Suite 1300 Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)
(214) 871-3555
(Registrant’s telephone number, including area code) ________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at July 25, 2014 was 58,657,048.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,066	$6,352
Accounts receivable:
Trade	6,507	5,061
Affiliates	27,852	29,675
	34,359	34,736
Prepaid and other current assets	3,746	3,874
Total current assets	44,171	44,962

Properties and equipment, net	966,464	957,814
Transportation agreements, net	84,177	87,650
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,637	24,741
Other assets	8,797	10,843
Total assets	$1,384,744	$1,382,508

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$13,717	$14,414
Affiliates	3,989	8,484
	17,706	22,898

Accrued interest	6,688	10,239
Deferred revenue	12,327	13,981
Accrued property taxes	4,514	2,603
Other current liabilities	2,998	1,845
Total current liabilities	44,233	51,566

Long-term debt	839,253	807,630
Other long-term liabilities	13,306	14,585
Deferred revenue	25,640	21,669

Class B unit	23,401	20,124

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at June 30, 2014 and December 31, 2013)	489,980	516,147
General partner interest (2% interest)	(147,539)	(146,557)
Accumulated other comprehensive loss	(795)	(144)
Total partners’ equity	341,646	369,446
Noncontrolling interest	97,265	97,488
Total equity	438,911	466,934
Total liabilities and equity	$1,384,744	$1,382,508

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                      (In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Affiliates	$64,480	$63,187	$136,312	$124,699
Third parties	10,518	12,098	25,690	24,884
	74,998	75,285	162,002	149,583
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	24,567	24,538	47,379	50,403
Depreciation and amortization	15,882	15,127	31,470	29,281
General and administrative	2,516	3,100	5,667	6,332
	42,965	42,765	84,516	86,016
Operating income	32,033	32,520	77,486	63,567

Other income (expense):
Equity in earnings of SLC Pipeline	748	746	1,270	1,403
Interest expense	(8,329)	(11,629)	(18,783)	(24,113)
Interest income	—	4	3	107
Loss on early extinguishment of debt	—	—	(7,677)	—
Gain on sale of assets	—	—	—	2,022
Other (income) expense	26	—	34	—
	(7,555)	(10,879)	(25,153)	(20,581)
Income before income taxes	24,478	21,641	52,333	42,986
State income tax expense	(28)	(344)	(103)	(400)
Net income	24,450	21,297	52,230	42,586
Allocation of net income attributable to noncontrolling interests	(1,416)	(1,130)	(5,053)	(4,020)
Net income attributable to Holly Energy Partners	23,034	20,167	47,177	38,566
General partner interest in net income, including incentive distributions	(8,393)	(6,680)	(16,394)	(12,910)
Limited partners’ interest in net income	$14,641	$13,487	$30,783	$25,656
Limited partners’ per unit interest in earnings—basic and diluted	$0.25	$0.23	$0.52	$0.44
Weighted average limited partners’ units outstanding	58,657	58,657	58,657	57,828

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$24,450	$21,297	$52,230	$42,586
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(1,299)	2,897	(1,742)	2,955
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	—	849
Reclassification adjustment to net income on partial settlement of cash flow hedge	553	516	1,091	1,020
Other comprehensive income	(746)	3,413	(651)	4,824
Comprehensive income before noncontrolling interest	23,704	24,710	51,579	47,410
Allocation of comprehensive income to noncontrolling interests	(1,416)	(1,130)	(5,053)	(4,020)
Comprehensive income attributable to Holly Energy Partners	$22,288	$23,580	$46,526	$43,390

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$52,230	$42,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,470	29,281
Gain on sale of assets	—	(2,022)
Amortization of deferred charges	947	1,910
Amortization of restricted and performance units	1,658	1,880
Loss on early extinguishment of debt	7,677	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,446)	2,576
Accounts receivable—affiliates	1,823	22
Prepaid and other current assets	128	(695)
Increase (decrease) in operating liabilities:
Accounts payable—trade	1,280	(518)
Accounts payable—affiliates	(4,495)	(301)
Accrued interest	(3,552)	88
Deferred revenue	2,315	5,787
Accrued property taxes	1,912	961
Other current liabilities	1,153	153
Other, net	(737)	335
Net cash provided by operating activities	92,363	82,043

Cash flows from investing activities
Additions to properties and equipment	(38,574)	(17,224)
Proceeds from sale of assets	—	2,481
Distributions in excess of equity in earnings of SLC Pipeline	105	159
Net cash used for investing activities	(38,469)	(14,584)

Cash flows from financing activities
Borrowings under credit agreement	477,100	154,500
Repayments of credit agreement borrowings	(297,100)	(220,500)
Proceeds from issuance of common units	—	73,444
Redemption of senior notes	(156,188)	—
Contribution from general partner	—	1,499
Distributions to HEP unitholders	(75,577)	(67,419)
Distributions to noncontrolling interest	(2,000)	(2,000)
Purchase of units for incentive grants	(406)	(3,254)
Deferred financing costs	(9)	—
Other	—	(250)
Net cash used by financing activities	(54,180)	(63,980)

Cash and cash equivalents
Increase (decrease) for the period	(286)	3,479
Beginning of period	6,352	5,237
End of period	$6,066	$8,716

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2013	$516,147	$(146,557)	$(144)	$97,488	$466,934
Distributions to HEP unitholders	(59,095)	(16,482)	—	—	(75,577)
Distributions to noncontrolling interest	—	—	—	(2,000)	(2,000)
Purchase of units for incentive grants	(406)	—	—	—	(406)
Amortization of restricted and performance units	1,658	—	—	—	1,658
Class B unit accretion	(3,211)	(66)	—	—	(3,277)
Net income	34,887	15,566	—	1,777	52,230
Other comprehensive income	—	—	(651)	—	(651)
Balance June 30, 2014	$489,980	$(147,539)	$(795)	$97,265	$438,911

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership which is 39% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, and by providing other services at our storage tanks and terminals. We do not take ownership of products that we transport, terminal or store, and therefore, we are not exposed directly to changes in commodity prices.

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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, "Revenue from Contracts with Customers") was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard is effective January 1, 2017, and we are evaluating the impact of this standard.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		June 30, 2014		December 31, 2013
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
Senior notes:
6.5% senior notes	Level 2	$296,253	$320,250	$295,927	$313,500
8.25% senior notes	Level 2	—	—	148,703	158,250
		296,253	320,250	444,630	471,750

Interest rate swaps	Level 2	795	795	144	144
		$297,048	$321,045	$444,774	$471,894

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Pipelines, terminals and tankage	$1,077,189	$1,077,037
Construction in progress	84,953	50,454
Land and right of way	63,430	63,425
Other	20,088	19,997
	1,245,660	1,210,913
Less accumulated depreciation	279,196	253,099
	$966,464	$957,814

We capitalized $0.9 million and $0.2 million in interest attributable to construction projects during the six months ended June 30, 2014 and 2013, respectively.

Depreciation expense was $27.8 million and $25.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts of our transportation agreements are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	49,987	46,514
	$84,177	$87,650

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million for each of the three months ended June 30, 2014 and 2013, and $3.6 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, we have three types of incentive-based awards which are described below. The compensation cost charged against income was $0.8 million for each of the three months ended June 30, 2014 and 2013, and $1.7 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2014, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,632,388 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of restricted and phantom unit activity and changes during the six months ended June 30, 2014, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014 (nonvested)	122,951	$33.36
Granted	3,081	32.46
Vesting and transfer of common units to recipients	(2,244)	40.86
Forfeited	(3,968)	37.82
Outstanding at June 30, 2014 (nonvested)	119,820	$33.05

As of June 30, 2014, there was $1.6 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.0 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of June 30, 2014, estimated unit payouts for outstanding nonvested performance unit awards were at 100%.

No performance units were granted during the six months ended June 30, 2014. Performance units granted in 2013 vest over a three-year performance period ending December 31, 2015, for performance units granted in February 2013, and December 31, 2016, for performance units granted in November 2013. The performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period and can range from 0% to 200% of the target number of performance units granted (in the case of our Chairman, who received a performance unit award in March 2013 prior to his retirement from Holly Logistic Services, L.L.C., our ultimate general partner ("HLS")) or from 50% to 150% of the target number of performance units granted (in the case of other officers granted performance units). Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the six months ended June 30, 2014, is presented below:

Performance Units	Units
Outstanding at January 1, 2014 (nonvested)	75,216
Granted	—
Vesting and transfer of common units to recipients	(17,938)
Outstanding at June 30, 2014 (nonvested)	57,278

The grant-date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2014, was $0.5 million. As of June 30, 2014, there was $1.0 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

The Credit Agreement imposes certain requirements on us with which we are currently in compliance, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$543,000	$363,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,747)	(4,073)
	296,253	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$839,253	$807,630

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2014, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We also have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of June 30, 2014, we had no ineffectiveness on our cash flow hedges.

At June 30, 2014, we have accumulated other comprehensive loss of $0.8 million that relates to our current cash flow hedging instruments. Approximately $0.7 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,629)	Accumulated other comprehensive loss	$(1,629)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	834	Accumulated other comprehensive gain	834
		$(795)		$(795)

December 31, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,814)	Accumulated other comprehensive loss	$(1,814)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	1,670	Accumulated other comprehensive gain	1,670
		$(144)		$(144)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$6,165	$6,043
6.5% Senior Notes	9,696	9,755
8.25% Senior Notes	2,544	6,193
Amortization of discount and deferred debt issuance costs	948	1,063
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	849
Commitment fees	293	365
Total interest incurred	19,646	24,268
Less capitalized interest	863	155
Net interest expense	$18,783	$24,113
Cash paid for interest	$22,249	$22,258

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 7:	Significant Customers

All revenues are domestic revenues, of which 93% are generated currently from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
HFC	86%	84%	84%	83%
Alon	7%	11%	9%	10%

Note 8:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2014, PPI adjustment, HFC's minimum annual payments to us under these agreements increased by $3.3 million to $228.7 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $64.5 million and $63.2 million for the three months ended June 30, 2014 and 2013, respectively, and $136.3 million and $124.7 million for the six months ended June 30, 2014 and 2013, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2014 and 2013, and $1.2 million for each of the six months ended June 30, 2014 and 2013.

•
We reimbursed HFC for costs of employees supporting our operations of $9.6 million and $9.4 million for the three months ended June 30, 2014 and 2013, respectively, and $18.8 million and $19.2 million for the six months ended June 30, 2014 and 2013, respectively.

•
HFC reimbursed us $3.9 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively, and $8.4 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively, for certain reimbursable costs and capital projects.

•
We distributed $19.8 million and $17.4 million for the three months ended June 30, 2014 and 2013, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the six months ended June 30, 2014 and 2013, we distributed $39.0 million and $34.8 million, respectively.

•	Accounts receivable from HFC were $27.9 million and $29.7 million at June 30, 2014, and December 31, 2013, respectively.

•	Accounts payable to HFC were $4.0 million and $8.5 million at June 30, 2014, and December 31, 2013, respectively.

•
Revenues for the three and the six months ended June 30, 2014, include $0.2 million and $7.6 million, respectively, of shortfall payments billed in 2013, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2014, and December 31, 2013, includes

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

$5.7 million and $10.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.7 million deferred at June 30, 2014.

Note 9:	Partners’ Equity

As of June 30, 2014, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
General partner interest in net income	$299	$275	$628	$522
General partner incentive distribution	8,094	6,405	15,766	12,388
Total general partner interest in net income	$8,393	$6,680	$16,394	$12,910

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On July 24, 2014, we announced our cash distribution for the second quarter of 2014 of $0.515 per unit. The distribution is payable on all common and general partner units and will be paid August 14, 2014, to all unitholders of record on August 4, 2014.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
General partner interest in distribution	$807	$737	$1,597	$1,456
General partner incentive distribution	8,094	6,405	15,766	12,388
Total general partner distribution	8,901	7,142	17,363	13,844
Limited partner distribution	30,209	28,448	59,977	56,457
Total regular quarterly cash distribution	$39,110	$35,590	$77,340	$70,301
Cash distribution per unit applicable to limited partners	$0.515	$0.485	$1.0225	$0.9625

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

Condensed Consolidating Balance Sheet

June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,085	$3,979	$—	$6,066
Accounts receivable	—	30,619	3,936	(196)	34,359
Intercompany accounts receivable	—	310,451	—	(310,451)	—
Prepaid and other current assets	16	2,690	1,040	—	3,746
Total current assets	18	345,845	8,955	(310,647)	44,171

Properties and equipment, net	—	577,883	388,581	—	966,464
Investment in subsidiaries	954,142	291,795	—	(1,245,937)	—
Transportation agreements, net	—	84,177	—	—	84,177
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,637	—	—	24,637
Other assets	1,381	7,416	—	—	8,797
Total assets	$955,541	$1,588,251	$397,536	$(1,556,584)	$1,384,744

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,467	$2,435	$(196)	$17,706
Intercompany accounts payable	310,451	—	—	(310,451)	—
Accrued interest	6,500	188	—	—	6,688
Deferred revenue	—	9,193	3,134	—	12,327
Accrued property taxes	—	1,763	2,751	—	4,514
Other current liabilities	569	2,426	3	—	2,998
Total current liabilities	317,520	29,037	8,323	(310,647)	44,233

Long-term debt	296,253	543,000	—	—	839,253
Other long-term liabilities	122	13,031	153	—	13,306
Deferred revenue	—	25,640	—	—	25,640
Class B unit	—	23,401	—	—	23,401
Equity - partners	341,646	954,142	389,060	(1,343,202)	341,646
Equity - noncontrolling interest	—	—	—	97,265	97,265
Total liabilities and partners’ equity	$955,541	$1,588,251	$397,536	$(1,556,584)	$1,384,744

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$61,427	$3,359	$(306)	$64,480
Third parties	—	8,533	1,985	—	10,518
	—	69,960	5,344	(306)	74,998
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,179	2,694	(306)	24,567
Depreciation and amortization	—	12,288	3,594	—	15,882
General and administrative	585	1,931	—	—	2,516
	585	36,398	6,288	(306)	42,965
Operating income (loss)	(585)	33,562	(944)	—	32,033
Equity in earnings (loss) of subsidiaries	28,631	(708)	—	(27,923)	—
Equity in earnings of SLC Pipeline	—	748	—	—	748
Interest expense	(5,012)	(3,317)	—	—	(8,329)
Other (income) expense	—	26	—	—	26
	23,619	(3,251)	—	(27,923)	(7,555)
Income before income taxes	23,034	30,311	(944)	(27,923)	24,478
State income tax expense	—	(28)	—	—	(28)
Net income	23,034	30,283	(944)	(27,923)	24,450
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,416)	(1,416)
Net income attributable to Holly Energy Partners	23,034	30,283	(944)	(29,339)	23,034
Other comprehensive income	(746)	(746)	—	746	(746)
Comprehensive income	$22,288	$29,537	$(944)	$(28,593)	$22,288

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$60,797	$2,698	$(308)	$63,187
Third parties	—	10,116	1,982	—	12,098
	—	70,913	4,680	(308)	75,285
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,104	2,742	(308)	24,538
Depreciation and amortization	—	11,543	3,584	—	15,127
General and administrative	983	2,117	—	—	3,100
	983	35,764	6,326	(308)	42,765
Operating income (loss)	(983)	35,149	(1,646)	—	32,520
Equity in earnings (loss) of subsidiaries	29,413	(1,234)	—	(28,179)	—
Equity in earnings of SLC Pipeline	—	746	—	—	746
Interest expense	(8,263)	(3,366)	—	—	(11,629)
Interest income	—	3	1	—	4
	21,150	(3,851)	1	(28,179)	(10,879)
Income before income taxes	20,167	31,298	(1,645)	(28,179)	21,641
State income tax expense	—	(344)	—	—	(344)
Net income	20,167	30,954	(1,645)	(28,179)	21,297
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,130)	(1,130)
Net income attributable to Holly Energy Partners	20,167	30,954	(1,645)	(29,309)	20,167
Other comprehensive income	3,413	3,413	—	(3,413)	3,413
Comprehensive income	$23,580	$34,367	$(1,645)	$(32,722)	$23,580

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$123,042	$13,883	$(613)	$136,312
Third parties	—	19,614	6,076	—	25,690
	—	142,656	19,959	(613)	162,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	42,330	5,662	(613)	47,379
Depreciation and amortization	—	24,281	7,189	—	31,470
General and administrative	1,643	4,024	—	—	5,667
	1,643	70,635	12,851	(613)	84,516
Operating income (loss)	(1,643)	72,021	7,108	—	77,486
Equity in earnings (loss) of subsidiaries	69,195	5,331	—	(74,526)	—
Equity in earnings of SLC Pipeline	—	1,270	—	—	1,270
Interest expense	(12,698)	(6,085)	—	—	(18,783)
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Interest income	—	3	—	—	3
Other	—	34	—	—	34
	48,820	553	—	(74,526)	(25,153)
Income (loss) before income taxes	47,177	72,574	7,108	(74,526)	52,333
State income tax expense	—	(103)	—	—	(103)
Net income (loss)	47,177	72,471	7,108	(74,526)	52,230
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,053)	(5,053)
Net income (loss) attributable to Holly Energy Partners	47,177	72,471	7,108	(79,579)	47,177
Other comprehensive loss	(651)	(651)	—	651	(651)
Comprehensive income (loss)	$46,526	$71,820	$7,108	$(78,928)	$46,526

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$115,210	$10,100	$(611)	$124,699
Third parties	—	18,523	6,361	—	24,884
	—	133,733	16,461	(611)	149,583
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	45,471	5,543	(611)	50,403
Depreciation and amortization	—	22,113	7,168	—	29,281
General and administrative	1,791	4,541	—	—	6,332
	1,791	72,125	12,711	(611)	86,016
Operating income (loss)	(1,791)	61,608	3,750	—	63,567
Equity in earnings (loss) of subsidiaries	56,872	2,890	—	(59,762)	—
Equity in earnings of SLC Pipeline	—	1,403	—	—	1,403
Interest expense	(16,515)	(7,598)	—	—	(24,113)
Interest income	—	3	104	—	107
Gain on sale of assets	—	2,022	—	—	2,022
	40,357	(1,280)	104	(59,762)	(20,581)
Income (loss) before income taxes	38,566	60,328	3,854	(59,762)	42,986
State income tax expense	—	(400)	—	—	(400)
Net income (loss)	38,566	59,928	3,854	(59,762)	42,586
Allocation of net income attributable to noncontrolling interests	—	—	—	(4,020)	(4,020)
Net income (loss) attributable to Holly Energy Partners	38,566	59,928	3,854	(63,782)	38,566
Other comprehensive income (loss)	4,824	4,824	—	(4,824)	4,824
Comprehensive income (loss)	$43,390	$64,752	$3,854	$(68,606)	$43,390

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(15,764)	$96,308	$11,819	$—	$92,363

Cash flows from investing activities
Additions to properties and equipment	—	(33,831)	(4,743)	—	(38,574)
Distributions from noncontrolling interest	—	6,000	—	(6,000)	—
Distributions in excess of earnings of SLC Pipeline	—	105	—	—	105
	—	(27,726)	(4,743)	(6,000)	(38,469)

Cash flows from financing activities
Net borrowings under credit agreement	—	180,000	—	—	180,000
Net intercompany financing activities	247,935	(247,935)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to HEP unitholders	(75,577)	—	—	—	(75,577)
Distributions to noncontrolling interest	—	—	(8,000)	6,000	(2,000)
Deferred financing cost	—	(9)	—	—	(9)
Purchase of units for incentive grants	(406)	—	—	—	(406)
Other	—	—	—	—	—
	15,764	(67,944)	(8,000)	6,000	(54,180)

Cash and cash equivalents
Increase (decrease) for the period	—	638	(924)	—	(286)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$2,085	$3,979	$—	$6,066

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$(18,915)	$87,918	$13,040	$—	$82,043

Cash flows from investing activities
Additions to properties and equipment	—	(16,486)	(738)	—	(17,224)
Proceeds from sale of assets	—	2,481	—	—	2,481
Distributions from noncontrolling interest	—	6,000	—	(6,000)	—
Distributions in excess of earnings of SLC Pipeline	—	159	—	—	159
	—	(7,846)	(738)	(6,000)	(14,584)

Cash flows from financing activities
Net repayments under credit agreement	—	(66,000)	—	—	(66,000)
Net intercompany financing activities (1)	14,895	(14,895)	—	—	—
Proceeds from issuance of common units	73,444	—	—	—	73,444
Contribution from general partner	1,499	—	—	—	1,499
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Distributions to HEP unitholders	(67,419)	—	—	—	(67,419)
Purchase of units for incentive grants	(3,254)	—	—	—	(3,254)
Other	(250)	—	—	—	(250)
	18,915	(80,895)	(8,000)	6,000	(63,980)

Cash and cash equivalents
Increase (decrease) for the period	—	(823)	4,302	—	3,479
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$—	$8,714	$—	$8,716

(1) Effective with fiscal year 2013, we revised the cash flow presentation of transactions associated with the partnership's intercompany lending activities by reclassifying certain amounts from operating cash flows to financing cash flows.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC has agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. Following the July 1, 2014, PPI adjustment, HFC's minimum annual payments to us under these agreements increased by $3.3 million to $228.7 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of June 30, 2014, these agreements with Alon will result in minimum annualized payments to us of $32.1 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$17,536	$16,952	$584
Affiliates—intermediate pipelines	6,683	7,291	(608)
Affiliates—crude pipelines	13,032	12,187	845
	37,251	36,430	821
Third parties—refined product pipelines	7,480	9,823	(2,343)
	44,731	46,253	(1,522)
Terminals, tanks and loading racks:
Affiliates	27,229	26,757	472
Third parties	3,038	2,275	763
	30,267	29,032	1,235
Total revenues	74,998	75,285	(287)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	24,567	24,538	29
Depreciation and amortization	15,882	15,127	755
General and administrative	2,516	3,100	(584)
	42,965	42,765	200
Operating income	32,033	32,520	(487)
Other income (expense):
Equity in earnings of SLC Pipeline	748	746	2
Interest expense, including amortization	(8,329)	(11,629)	3,300
Interest income	—	4	(4)
Other	26	—	26
	(7,555)	(10,879)	3,324
Income before income taxes	24,478	21,641	2,837
State income tax	(28)	(344)	316
Net income	24,450	21,297	3,153
Allocation of net income attributable to noncontrolling interests	(1,416)	(1,130)	(286)
Net income attributable to Holly Energy Partners	23,034	20,167	2,867
General partner interest in net income, including incentive distributions (1)	(8,393)	(6,680)	(1,713)
Limited partners’ interest in net income	$14,641	$13,487	$1,154
Limited partners’ earnings per unit—basic and diluted (1)	$0.25	$0.23	$0.02
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$47,273	$47,263	$10
Distributable cash flow (3)	$43,495	$36,065	$7,430

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,328	119,519	(191)
Affiliates—intermediate pipelines	143,396	142,406	990
Affiliates—crude pipelines	178,564	184,267	(5,703)
	441,288	446,192	(4,904)
Third parties—refined product pipelines	43,858	67,044	(23,186)
	485,146	513,236	(28,090)
Terminals and loading racks:
Affiliates	269,260	274,040	(4,780)
Third parties	56,563	59,810	(3,247)
	325,823	333,850	(8,027)
Total for pipelines and terminal assets (bpd)	810,969	847,086	(36,117)

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$41,709	$33,723	$7,986
Affiliates—intermediate pipelines	14,594	13,463	1,131
Affiliates—crude pipelines	25,650	23,765	1,885
	81,953	70,951	11,002
Third parties—refined product pipelines	19,098	20,166	(1,068)
	101,051	91,117	9,934
Terminals, tanks and loading racks:
Affiliates	54,359	53,748	611
Third parties	6,592	4,718	1,874
	60,951	58,466	2,485
Total revenues	162,002	149,583	12,419
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	47,379	50,403	(3,024)
Depreciation and amortization	31,470	29,281	2,189
General and administrative	5,667	6,332	(665)
	84,516	86,016	(1,500)
Operating income	77,486	63,567	13,919
Other income (expense):
Equity in earnings of SLC Pipeline	1,270	1,403	(133)
Interest expense, including amortization	(18,783)	(24,113)	5,330
Interest income	3	107	(104)
Loss on early extinguishment of debt	(7,677)	—	(7,677)
Gain on sale of assets	—	2,022	(2,022)
Other	34	—	34
	(25,153)	(20,581)	(4,572)
Income before income taxes	52,333	42,986	9,347
State income tax	(103)	(400)	297
Net income	52,230	42,586	9,644
Allocation of net income attributable to noncontrolling interests	(5,053)	(4,020)	(1,033)
Net income attributable to Holly Energy Partners	47,177	38,566	8,611
General partner interest in net income, including incentive distributions (1)	(16,394)	(12,910)	(3,484)
Limited partners’ interest in net income	$30,783	$25,656	$5,127
Limited partners’ earnings per unit—basic and diluted (1)	$0.52	$0.44	$0.08
Weighted average limited partners’ units outstanding	58,657	57,828	829
EBITDA (2)	$105,207	$92,253	$12,954
Distributable cash flow (3)	$85,303	$68,450	$16,853

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	121,239	106,904	14,335
Affiliates—intermediate pipelines	141,015	131,651	9,364
Affiliates—crude pipelines	177,763	165,203	12,560
	440,017	403,758	36,259
Third parties—refined product pipelines	55,014	60,054	(5,040)
	495,031	463,812	31,219
Terminals and loading racks:
Affiliates	265,966	267,179	(1,213)
Third parties	67,075	57,647	9,428
	333,041	324,826	8,215
Total for pipelines and terminal assets (bpd)	828,072	788,638	39,434

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

Table of Contentsril 19,

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to Holly Energy Partners	$23,034	$20,167	$47,177	$38,566
Add (subtract):
Interest expense	7,893	11,096	17,836	22,201
Interest income	—	(4)	(3)	(107)
Amortization of discount and deferred debt issuance costs	436	533	947	1,063
Loss on early extinguishment of debt	—	—	7,677	—
Increase in interest expense - non-cash charges attributable to interest rate swaps and swap settlement amortization	—	—	—	849
State income tax	28	344	103	400
Depreciation and amortization	15,882	15,127	31,470	29,281
EBITDA	$47,273	$47,263	$105,207	$92,253

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. Also it is used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to Holly Energy Partners	$23,034	$20,167	$47,177	$38,566
Add (subtract):
Depreciation and amortization	15,882	15,127	31,470	29,281
Amortization of discount and deferred debt issuance costs	436	533	947	1,063
Loss on early extinguishment of debt	—	—	7,677	—
Increase in interest expense - non-cash charges attributable to interest rate swaps and swap settlement amortization	—	—	—	849
Increase (decrease) in deferred revenue related to minimum revenue commitments	4,760	1,375	(1,138)	152
Maintenance capital expenditures (4)	(842)	(2,176)	(1,691)	(4,512)
Crude revenue settlement	—	—	—	918
Other non-cash adjustments	225	1,039	861	2,133
Distributable cash flow	$43,495	$36,065	$85,303	$68,450

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

	June 30, 2014	December 31, 2013
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,066	$6,352
Working capital (deficit)	$(62)	$(6,604)
Total assets	$1,384,744	$1,382,508
Long-term debt	$839,253	$807,630
Partners’ equity (5)	$341,646	$369,446

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

Results of Operations—Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Summary
Net income attributable to HEP for the second quarter was $23.0 million compared to $20.2 million for the second quarter of 2013. The increase in earnings is primarily due to decreased interest expense incurred on our 8.25% Senior Notes due to early retirement in March 2014, which was partially offset by lower pipeline shipments due to a major maintenance turnaround at Alon's Big Spring refinery.

Revenues for the three months ended June 30, 2014, include the recognition of $0.2 million of prior shortfalls billed to shippers in 2013 compared to revenues at June 30, 2013, which included the recognition of $0.7 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $5.5 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2014. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $75.0 million, a $0.3 million decrease compared to the second quarter of 2013 due to the effect of lower pipeline volumes offset by higher terminal volumes. Major maintenance performed at Alon's Big Spring refinery affected revenue and resulted in overall pipeline volumes being down 5% compared to the three months ended June 30, 2013.

Revenues from our refined product pipelines were $25.0 million, a decrease of $1.8 million compared to the second quarter of 2013, primarily due to decreased volumes. Shipments averaged 163.2 mbpd compared to 186.6 mbpd for the second quarter of 2013.
Revenues from our intermediate pipelines were $6.7 million, a decrease of $0.6 million, on shipments averaging 143.4 mbpd compared to 142.4 mbpd for the second quarter of 2013. Revenues decreased mainly due to a $0.5 million decrease in deferred revenue recognized.
Revenues from our crude pipelines were $13.0 million, an increase of $0.8 million, on shipments averaging 178.6 mbpd compared to 184.3 mbpd for the second quarter of 2013. Although crude pipeline shipments were down, revenues from our crude pipelines increased due to annual tariff increases, increased volumes on certain pipeline segments and minimum quarterly revenue billings on segments where volumes decreased.

Revenues from terminal, tankage and loading rack fees were $30.3 million, an increase of $1.2 million compared to the second quarter of 2013. Refined products terminalled in our facilities averaged 325.8 mbpd compared to 333.9 mbpd for the second quarter of 2013. Although volumes were down at the loading rack facilities, revenue increased due to annual fee increases,

Table of Contentsril 19,

higher tank cost reimbursement receipts from HFC and minimum quarterly revenue billings at facilities where volumes decreased.

Operations Expense
Operations expense for the three months ended June 30, 2014, remained level compared to the three months ended June 30, 2013.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2014 increased by $0.8 million compared to the three months ended June 30, 2013. The increase is due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the three months ended June 30, 2014, decreased by $0.6 million compared to the three months ended June 30, 2013, due to decreased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.7 million for each of the three months ended June 30, 2014, and 2013.

Interest Expense
Interest expense for the three months ended June 30, 2014, totaled $8.3 million, a decrease of $3.3 million compared to the three months ended June 30, 2013. The decrease is due primarily to the early retirement of our 8.25% Senior Notes in March 2014. Our aggregate effective interest rates were 4.0% and 5.8% for the three months ended June 30, 2014 and 2013, respectively.

State Income Tax
We recorded state income tax expense of $28,000 and $344,000 for the three months ended June 30, 2014 and 2013, respectively. All tax expense is solely attributable to the Texas margin tax. Due to a statutory change in June 2013, there was a one-time charge of $366,000 to establish a deferred tax liability. This statutory change will result in lower cash taxes to HEP from 2013 forward.

Results of Operations—Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2014, was $47.2 million compared to $38.6 million for the six months ended June 30, 2013. The increase in net income is due primarily to higher pipeline and terminal volumes. Additionally, a charge of $7.7 million related to the redemption of our $150 million 8.25% Senior Notes significantly impacted earnings in the first quarter of 2014.

Revenues for the six months ended June 30, 2014, include the recognition of $9.5 million of prior shortfalls billed to shippers in 2013. Deficiency payments of $7.3 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2014. Such deferred revenue will be recognized in earnings either as payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will not have the necessary capacity for shipments in excess of guaranteed levels, or when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for six months ended June 30, 2014, were $162.0 million, a $12.4 million increase compared to the first six months of 2013. This is due principally to increased pipeline shipments in the first quarter, the effect of annual tariff increases, and a $2.2 million increase in deferred revenue realized. Overall pipeline volumes were up 6.7% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Revenues from our refined product pipelines were $60.8 million, an increase of $6.9 million compared to the six months ended June 30, 2013, primarily due to increased volumes and due to the effects of a $2.0 million increase in deferred revenue realized. Shipments averaged 176.3 mbpd compared to 167.0 mbpd for the six months ended June 30, 2013.
Revenues from our intermediate pipelines were $14.6 million, an increase of $1.1 million, on shipments averaging 141.0 mbpd compared to 131.7 mbpd for the six months ended June 30, 2013. Overall intermediate pipeline shipments were up and revenues also increased partially due to a $0.2 million increase in deferred revenue realized.
Revenues from our crude pipelines were $25.7 million, an increase of $1.9 million, on shipments averaging 177.8 mbpd compared to 165.2 mbpd for the six months ended June 30, 2013.

Table of Contentsril 19,

Revenues from terminal, tankage and loading rack fees were $61.0 million, an increase of $2.5 million compared to the six months ended June 30, 2013. This increase is due principally to increased tankage revenues. Refined products terminalled in our facilities averaged 333.0 mbpd compared to 324.8 mbpd for the six months ended June 30, 2013.

Revenues for the six months ended June 30, 2014, include the recognition of $9.5 million of prior shortfalls billed to shippers in 2013, as they did not meet their minimum volume commitments within the contractual makeup period.

Operations Expense
Operations expense for the six months ended June 30, 2014, decreased by $3.0 million compared to the six months ended June 30, 2013. This decrease is due to lower maintenance costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2014, increased by $2.2 million compared to the six months ended June 30, 2013. The increase is due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the six months ended June 30, 2014, decreased by $0.7 million compared to the six months ended June 30, 2013 due to decreased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $1.3 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense
Interest expense for the six months ended June 30, 2014, totaled $18.8 million, a decrease of $5.3 million compared to the six months ended June 30, 2013. The decrease is due principally to amortization of costs related to a terminated cash flow hedge that became fully amortized in February 2013 as well as decreased interest expense incurred on our 8.25% Senior Notes due to early retirement in March 2014. Our aggregate effective interest rates were 4.5% and 5.8% for the six months ended June 30, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $7.7 million upon the early extinguishment of our 8.25% Senior Notes in March 2014. This charge is for the premium paid to noteholders upon their tender of an aggregate principal amount of $150.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The $2.0 million gain on the sale of assets for the six months ended June 30, 2013, is from the sale of property in El Paso, Texas.

State Income Tax
We recorded state income tax expense of $103,000 and $400,000 for the six months ended June 30, 2014 and 2013, respectively. All tax expense is solely attributable to the Texas margin tax. Due to a statutory change in June 2013, there was a one-time charge of $366,000 to establish a deferred tax liability. This statutory change will result in lower cash taxes to HEP from 2013 forward.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $650 million senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It also is available to fund letters of credit up to a $50 million sub-limit.

During the six months ended June 30, 2014, we received advances totaling $477.1 million and repaid $297.1 million resulting in a net increase of $180.0 million under the Credit Agreement and an outstanding balance of $543.0 million at June 30, 2014.
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

Table of Contentsril 19,

In March 2014, we redeemed the $150 million aggregate principal amount of our 8.25% senior notes (the "8.25% Senior Notes") maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and an unamortized discount of $1.5 million. We funded the redemption with borrowings under our Credit Agreement.

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

In February and May 2014, we paid regular quarterly cash distributions of $0.50 and $0.5075, respectively, on all units in an aggregate amount of $75.6 million including $14.9 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents decreased by $0.3 million during the six months ended June 30, 2014. The cash flows provided by operating activities of $92.4 million were less than the sum of cash flows used for financing and investing activities of $54.2 million and $38.5 million, respectively. Working capital increased by $6.5 million to a negative $0.1 million at June 30, 2014, from a negative $6.6 million at December 31, 2013.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $10.3 million from $82.0 million for the six months ended June 30, 2013, to $92.4 million for the six months ended June 30, 2014. This increase is due principally to $10.5 million of greater cash receipts for services performed in the six months ended June 30, 2014, as compared to the prior year.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $9.5 million during 2013 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the six months ended June 30, 2014. Another $5.5 million is included as deferred revenue on our balance sheet at June 30, 2014, related to shortfalls billed during the three months ended June 30, 2014.

Cash Flows—Investing Activities
Cash flows used for investing activities increased by $23.9 million from $14.6 million for the six months ended June 30, 2013, to $38.5 million for the six months ended June 30, 2014. During the six months ended June 30, 2014 and 2013, we invested $38.6 million and $17.2 million in additions to properties and equipment, respectively. During the six months ended June 30, 2013, we received $2.5 million proceeds from the sale of assets.

Cash Flows—Financing Activities
Cash flows used for financing activities were $54.2 million for the six months ended June 30, 2014, compared to $64.0 million for the six months ended June 30, 2013, a decrease of $9.8 million. During the six months ended June 30, 2014, we received $477.1 million and repaid $297.1 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. Additionally, we paid $75.6 million in regular quarterly cash distributions to our general and limited partners, paid $2.0 million to our noncontrolling interest and paid $0.4 million for the purchase of common units for recipients of our incentive grants. During the six months ended June 30, 2013, we received $154.5 million and repaid $220.5 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and and $1.5 million from the general partner to maintain its 2% interest. We paid $67.4 million in regular quarterly cash distributions to our general and limited partners and paid $3.3 million for the purchase of common units for recipients of our incentive grants.

Capital Requirements
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of, and are

Table of Contentsril 19,

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

Each year the board of directors of Holly Logistic Services, L.L.C., our ultimate general partner ("HLS"), approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2014 capital budget is comprised of $7.3 million for maintenance capital expenditures and $26.2 million for expansion capital expenditures. We expect to spend approximately $52 million in cash for capital projects approved in 2014 plus those approved in prior years but not yet completed, including the planned expansion of our crude oil transportation system in southeastern New Mexico and the UNEV project discussed below. In addition to our capital budget, we may spend funds periodically to perform capital upgrades to our assets where a customer reimburses us for such costs. These reimbursements would be required under contractual agreements, and the upgrades would generally benefit the customer over the remaining life of such agreements.

We are proceeding with the expansion of our crude oil transportation system in southeastern New Mexico in response to increased crude oil production in the area. The expansion should provide shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we are converting an existing refined products pipeline to crude oil service, constructing several new pipeline segments, expanding an existing pipeline, and building new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline to be converted, total capital expenditures are expected to be approximately $50 million. We expect that the increase over the original budget range of $35 million to $40 million will be recovered from HFC over a five year period through an additional fee on shipped volumes. We estimate the project will provide increased capacity of up to 100,000 barrels per day across the system. Certain segments of this project are already in service, and we anticipate it will be in full service by September 2014.

UNEV is proceeding with a project to enhance its product terminal in Las Vegas, Nevada. We expect that the project will cost approximately $13 million with construction expected to be completed no later than the third quarter of 2014.

We have announced that we are evaluating the potential construction of several new tanks at HFC’s El Dorado Refinery as well as additional pipeline connections that could increase the refinery’s crude flexibility. As this potential project is still under consideration, the HLS board has not yet approved a capital budget for such project. We are proceeding with engineering estimates for this potential project.

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

Table of Contentsril 19,

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

We have $300.0 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we are currently in compliance, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$543,000	$363,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,747)	(4,073)
	296,253	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$839,253	$807,630

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Table of Contentsril 19,

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2014 and 2013. Historically, the PPI has increased an average of 2.2% annually over the past five calendar years.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At June 30, 2014, we have an accrual of $3.9 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of Contentsril 19,

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update (ASU 2014-09, "Revenue from Contracts with Customers") was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard is effective January 1, 2017, and we are evaluating the impact of this standard.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2014, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. Also we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At June 30, 2014, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2014, the fair value of our 6.5% Senior Notes was $320.3 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at June 30, 2014, would result in a change of approximately $8.0 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2014, borrowings outstanding under the Credit Agreement were $543.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $238.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Table of Contentsril 19,

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014, at a reasonable level of assurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
April 2014	—	$—	—	$—
May 2014	614	$32.20	—	$—
June 2014	—	$—	—	$—
Total for April through June	614		—

The units reported represent purchases settled during the three months ended June 30, 2014, related to withholdings made under the terms of our equity award agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers or employees who did not elect to satisfy such taxes by other means.

Item 6.	Exhibits

The Exhibit Index on page 40 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 6, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2014	/s/ Kenneth P. Norwood
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

10.1+*	Form of Amended and Restated Restricted Unit Agreement (Chairman).
10.2+*	Form of Amended and Restated Performance Unit Agreement (Chairman) (2012 Grant).
10.3+*	Form of Amended and Restated Performance Unit Agreement (Chairman) (2013 Grant).
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Constitutes management contracts or compensatory plans or arrangements.
**	Filed electronically herewith.