Form 10-Q
period 2014-09-30
HOLLY ENERGY PARTNERS LP
filed 2014-11-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at October 24, 2014 was 58,657,048.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,667	$6,352
Accounts receivable:
Trade	5,761	5,061
Affiliates	30,211	29,675
	35,972	34,736
Prepaid and other current assets	4,419	3,874
Total current assets	42,058	44,962

Properties and equipment, net	971,560	957,814
Transportation agreements, net	82,440	87,650
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,579	24,741
Other assets	9,034	10,843
Total assets	$1,386,169	$1,382,508

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$10,792	$14,414
Affiliates	4,293	8,484
	15,085	22,898

Accrued interest	1,823	10,239
Deferred revenue	14,271	13,981
Accrued property taxes	6,469	2,603
Other current liabilities	2,862	1,845
Total current liabilities	40,510	51,566

Long-term debt	851,416	807,630
Other long-term liabilities	13,374	14,585
Deferred revenue	26,432	21,669

Class B unit	25,082	20,124

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at September 30, 2014 and December 31, 2013)	481,147	516,147
General partner interest (2% interest)	(147,948)	(146,557)
Accumulated other comprehensive income (loss)	314	(144)
Total partners’ equity	333,513	369,446
Noncontrolling interest	95,842	97,488
Total equity	429,355	466,934
Total liabilities and equity	$1,386,169	$1,382,508

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Affiliates	$67,450	$65,523	$203,762	$190,222
Third parties	14,680	12,200	40,370	37,084
	82,130	77,723	244,132	227,306
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	25,456	21,686	72,835	72,089
Depreciation and amortization	15,483	19,449	46,953	48,730
General and administrative	2,266	2,415	7,933	8,747
	43,205	43,550	127,721	129,566
Operating income	38,925	34,173	116,411	97,740

Other income (expense):
Equity in earnings of SLC Pipeline	880	835	2,150	2,238
Interest expense	(8,585)	(11,816)	(27,368)	(35,929)
Interest income	—	3	3	110
Loss on early extinguishment of debt	—	—	(7,677)	—
Gain (loss) on sale of assets	—	(159)	—	1,863
Other income	11	61	45	61
	(7,694)	(11,076)	(32,847)	(31,657)
Income before income taxes	31,231	23,097	83,564	66,083
State income tax expense	(42)	(40)	(145)	(440)
Net income	31,189	23,057	83,419	65,643
Allocation of net income attributable to noncontrolling interests	(1,509)	(1,172)	(6,562)	(5,192)
Net income attributable to Holly Energy Partners	29,680	21,885	76,857	60,451
General partner interest in net income, including incentive distributions	(8,940)	(7,128)	(25,334)	(20,038)
Limited partners’ interest in net income	$20,740	$14,757	$51,523	$40,413
Limited partners’ per unit interest in earnings—basic and diluted	$0.35	$0.25	$0.87	$0.69
Weighted average limited partners’ units outstanding	58,657	58,657	58,657	58,108

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$31,189	$23,057	$83,419	$65,643
Other comprehensive income:
Change in fair value of cash flow hedging instruments	553	(1,626)	(1,189)	1,329
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	—	849
Reclassification adjustment to net income on partial settlement of cash flow hedge	556	529	1,647	1,549
Other comprehensive income (loss)	1,109	(1,097)	458	3,727
Comprehensive income before noncontrolling interest	32,298	21,960	83,877	69,370
Allocation of comprehensive income to noncontrolling interests	(1,509)	(1,172)	(6,562)	(5,192)
Comprehensive income attributable to Holly Energy Partners	$30,789	$20,788	$77,315	$64,178

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$83,419	$65,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,953	48,730
Gain on sale of assets	—	(1,863)
Amortization of deferred charges	1,384	2,440
Amortization of restricted and performance units	2,493	2,642
Loss on early extinguishment of debt	7,677	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(700)	2,191
Accounts receivable—affiliates	(536)	903
Prepaid and other current assets	(545)	(720)
Increase (decrease) in operating liabilities:
Accounts payable—trade	608	821
Accounts payable—affiliates	(4,191)	(501)
Accrued interest	(8,417)	(7,946)
Deferred revenue	5,051	11,867
Accrued property taxes	3,867	2,521
Other current liabilities	467	519
Other, net	(877)	366
Net cash provided by operating activities	136,653	127,613

Cash flows from investing activities
Additions to properties and equipment	(58,313)	(33,539)
Proceeds from sale of assets	—	2,481
Distributions in excess of equity in earnings of SLC Pipeline	163	75
Net cash used for investing activities	(58,150)	(30,983)

Cash flows from financing activities
Borrowings under credit agreement	538,600	256,500
Repayments of credit agreement borrowings	(346,600)	(312,500)
Proceeds from issuance of common units	—	73,444
Redemption of senior notes	(156,188)	—
Contribution from general partner	—	1,499
Distributions to HEP unitholders	(114,680)	(103,016)
Distributions to noncontrolling interest	(3,250)	(2,625)
Purchase of units for incentive grants	(1,064)	(3,700)
Other	(6)	(249)
Net cash used by financing activities	(83,188)	(90,647)

Cash and cash equivalents
Increase (decrease) for the period	(4,685)	5,983
Beginning of period	6,352	5,237
End of period	$1,667	$11,220

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2013	$516,147	$(146,557)	$(144)	$97,488	$466,934
Distributions to HEP unitholders	(89,296)	(25,384)	—	—	(114,680)
Distributions to noncontrolling interest	—	—	—	(3,250)	(3,250)
Purchase of units for incentive grants	(1,064)	—	—	—	(1,064)
Amortization of restricted and performance units	2,493	—	—	—	2,493
Class B unit accretion	(4,859)	(99)	—	—	(4,958)
Other	3	—	—	—	3
Net income	57,723	24,092	—	1,604	83,419
Other comprehensive income	—	—	458	—	458
Balance September 30, 2014	$481,147	$(147,948)	$314	$95,842	$429,355

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		September 30, 2014		December 31, 2013
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$1,545	$1,545	$1,670	$1,670

Liabilities:
Senior notes:
6.5% senior notes	Level 2	$296,416	$309,000	$295,927	$313,500
8.25% senior notes	Level 2	—	—	148,703	158,250
		296,416	309,000	444,630	471,750

Interest rate swaps	Level 2	1,231	1,231	1,814	1,814
		$297,647	$310,231	$446,444	$473,564

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Pipelines, terminals and tankage	$1,081,154	$1,077,037
Construction in progress	97,604	50,454
Land and right of way	63,222	63,425
Other	21,409	19,997
	1,263,389	1,210,913
Less accumulated depreciation	(291,829)	(253,099)
	$971,560	$957,814

We capitalized $1.2 million and $0.3 million in interest attributable to construction projects during the nine months ended September 30, 2014 and 2013, respectively.

Depreciation expense was $41.4 million and $43.2 million for the nine months ended September 30, 2014 and 2013, respectively. Included in depreciation expense were asset abandonment charges of $1.9 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively, for assets permanently removed from service.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	(51,724)	(46,514)
	$82,440	$87,650

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million for each of the three months ended September 30, 2014 and 2013, and $5.5 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, we have three types of incentive-based awards which are described below. The compensation cost charged against income was $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2014, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,611,423 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The fair value of each restricted unit and phantom unit award is measured at the market price as of the date of grant and is amortized over the vesting period.

A summary of restricted and phantom unit activity and changes during the nine months ended September 30, 2014, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014 (nonvested)	122,951	$33.36
Granted	24,046	33.28
Vesting and transfer of common units to recipients	(14,130)	38.34
Forfeited	(3,968)	37.82
Outstanding at September 30, 2014 (nonvested)	128,899	$32.66

As of September 30, 2014, there was $1.7 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 0.9 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of September 30, 2014, estimated unit payouts for outstanding nonvested performance unit awards were at 100%.

No performance units were granted during the nine months ended September 30, 2014. Performance units granted in 2013 vest over a three-year performance period ending December 31, 2015, for performance units granted in February 2013, and December 31, 2016, for performance units granted in November 2013. The performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period and can range from 0% to 200% of the target number of performance units granted (in the case of our Chairman, who received a performance unit award in March 2013 prior to his retirement from Holly Logistic Services, L.L.C., our ultimate general partner ("HLS")) or from 50% to 150% of the target number of performance units granted (in the case of other officers granted performance units). Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the nine months ended September 30, 2014, is presented below:

Performance Units	Units
Outstanding at January 1, 2014 (nonvested)	75,216
Vesting and transfer of common units to recipients	(17,938)
Outstanding at September 30, 2014 (nonvested)	57,278

The grant-date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2014, was $0.5 million. As of September 30, 2014, there was $0.9 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 6:	Debt

Credit Agreement
We have a $650 million senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$555,000	$363,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,584)	(4,073)
	296,416	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$851,416	$807,630

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2014, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We also have two additional

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of September 30, 2014, we had no ineffectiveness on our cash flow hedges.

At September 30, 2014, we have accumulated other comprehensive income of $0.3 million that relates to our current cash flow hedging instruments. Approximately $0.3 million will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	$1,545	Accumulated other comprehensive income	$1,545
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	(1,231)	Accumulated other comprehensive loss	(1,231)
		$314		$314

December 31, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,814)	Accumulated other comprehensive loss	$(1,814)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	1,670	Accumulated other comprehensive income	1,670
		$(144)		$(144)

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$9,717	$9,273
6.5% Senior Notes	14,571	14,631
8.25% Senior Notes	2,544	9,286
Amortization of discount and deferred debt issuance costs	1,384	1,590
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	849
Commitment fees	378	629
Total interest incurred	28,594	36,258
Less capitalized interest	1,226	329
Net interest expense	$27,368	$35,929
Cash paid for interest	$35,627	$41,751

Note 7:	Significant Customers

All revenues are domestic revenues, of which 93% are generated currently from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
HFC	82%	84%	84%	84%
Alon	11%	10%	9%	10%

Note 8:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2014, these agreements with HFC will result in minimum annual payments to us of $236.2 million.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $67.5 million and $65.5 million for the three months ended September 30, 2014 and 2013, respectively, and $203.8 million and $190.2 million for the nine months ended September 30, 2014 and 2013, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended September 30, 2014 and 2013, and $1.7 million for each of the nine months ended September 30, 2014 and 2013.

•
We reimbursed HFC for costs of employees supporting our operations of $9.9 million and $5.9 million for the three months ended September 30, 2014 and 2013, respectively, and $28.7 million and $25.0 million for the nine months ended September 30, 2014 and 2013, respectively. Netted against the cost of employees for the three and nine months ended September 30, 2013, is a $3.5 million refund from HFC related to refunds of taxes covering a multi-year period.

•
HFC reimbursed us $3.1 million and $5.8 million for the three months ended September 30, 2014 and 2013, respectively, and $11.6 million and $15.1 million for the nine months ended September 30, 2014 and 2013, respectively, for certain reimbursable costs and capital projects.

•
We distributed $20.4 million and $18.0 million for the three months ended September 30, 2014 and 2013, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the nine months ended September 30, 2014 and 2013, we distributed $59.5 million and $52.8 million, respectively.

•	Accounts receivable from HFC were $30.2 million and $29.7 million at September 30, 2014, and December 31, 2013, respectively.

•	Accounts payable to HFC were $4.3 million and $8.5 million at September 30, 2014, and December 31, 2013, respectively.

•
Revenues for the three and the nine months ended September 30, 2014, include $0.6 million and $8.2 million, respectively, of shortfall payments billed in 2013, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2014, and December 31, 2013, include $7.5 million and $10.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $7.5 million deferred at September 30, 2014.

Note 9:	Partners’ Equity

As of September 30, 2014, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
General partner interest in net income	$423	$301	$1,051	$823
General partner incentive distribution	8,517	6,827	24,283	19,215
Total general partner interest in net income	$8,940	$7,128	$25,334	$20,038

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 23, 2014, we announced our cash distribution for the third quarter of 2014 of $0.5225 per unit. The distribution is payable on all common and general partner units and will be paid November 14, 2014, to all unitholders of record on November 4, 2014.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
General partner interest in distribution	$825	$754	$2,422	$2,210
General partner incentive distribution	8,517	6,827	24,283	19,215
Total general partner distribution	9,342	7,581	26,705	21,425
Limited partner distribution	30,648	28,889	90,625	85,346
Total regular quarterly cash distribution	$39,990	$36,470	$117,330	$106,771
Cash distribution per unit applicable to limited partners	$0.5225	$0.4925	$1.5450	$1.455

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

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operation or cash flows.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$18	$1,647	$—	$1,667
Accounts receivable	—	30,971	5,231	(230)	35,972
Intercompany accounts receivable	—	360,189	—	(360,189)	—
Prepaid and other current assets	342	2,786	1,291	—	4,419
Total current assets	344	393,964	8,169	(360,419)	42,058

Properties and equipment, net	—	586,175	385,385	—	971,560
Investment in subsidiaries	990,270	287,524	—	(1,277,794)	—
Transportation agreements, net	—	82,440	—	—	82,440
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,579	—	—	24,579
Other assets	1,335	7,699	—	—	9,034
Total assets	$991,949	$1,638,879	$393,554	$(1,638,213)	$1,386,169

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$14,418	$897	$(230)	$15,085
Intercompany accounts payable	360,189	—	—	(360,189)	—
Accrued interest	1,625	198	—	—	1,823
Deferred revenue	—	8,820	5,451	—	14,271
Accrued property taxes	—	2,786	3,683	—	6,469
Other current liabilities	73	2,788	1	—	2,862
Total current liabilities	361,887	29,010	10,032	(360,419)	40,510

Long-term debt	296,416	555,000	—	—	851,416
Other long-term liabilities	133	13,085	156	—	13,374
Deferred revenue	—	26,432	—	—	26,432
Class B unit	—	25,082	—	—	25,082
Equity - partners	333,513	990,270	383,366	(1,373,636)	333,513
Equity - noncontrolling interest	—	—	—	95,842	95,842
Total liabilities and partners’ equity	$991,949	$1,638,879	$393,554	$(1,638,213)	$1,386,169

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$64,200	$3,562	$(312)	$67,450
Third parties	—	12,218	2,462	—	14,680
	—	76,418	6,024	(312)	82,130
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,678	3,090	(312)	25,456
Depreciation and amortization		11,855	3,628	—	15,483
General and administrative	273	1,993	—	—	2,266
	273	36,526	6,718	(312)	43,205
Operating income (loss)	(273)	39,892	(694)	—	38,925
Equity in earnings (loss) of subsidiaries	35,020	(521)	—	(34,499)	—
Equity in earnings of SLC Pipeline	—	880	—	—	880
Interest expense	(5,067)	(3,518)	—	—	(8,585)
Other income	—	11	—	—	11
	29,953	(3,148)	—	(34,499)	(7,694)
Income (loss) before income taxes	29,680	36,744	(694)	(34,499)	31,231
State income tax expense	—	(42)	—	—	(42)
Net income (loss)	29,680	36,702	(694)	(34,499)	31,189
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,509)	(1,509)
Net income (loss) attributable to Holly Energy Partners	29,680	36,702	(694)	(36,008)	29,680
Other comprehensive income (loss)	1,109	1,109	—	(1,109)	1,109
Comprehensive income (loss)	$30,789	$37,811	$(694)	$(37,117)	$30,789

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$62,903	$2,930	$(310)	$65,523
Third parties	—	10,644	1,556	—	12,200
	—	73,547	4,486	(310)	77,723
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	19,501	2,495	(310)	21,686
Depreciation and amortization	—	15,867	3,582	—	19,449
General and administrative	752	1,663	—	—	2,415
	752	37,031	6,077	(310)	43,550
Operating income (loss)	(752)	36,516	(1,591)	—	34,173
Equity in earnings (loss) of subsidiaries	30,890	(1,191)	—	(29,699)	—
Equity in earnings of SLC Pipeline	—	835	—	—	835
Interest expense	(8,253)	(3,563)	—	—	(11,816)
Interest income	—	2	1	—	3
Gain on sale of assets	—	(159)	—	—	(159)
Other income	—	61	—	—	61
	22,637	(4,015)	1	(29,699)	(11,076)
Income (loss) before income taxes	21,885	32,501	(1,590)	(29,699)	23,097
State income tax expense	—	(40)	—	—	(40)
Net income (loss)	21,885	32,461	(1,590)	(29,699)	23,057
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,172)	(1,172)
Net income (loss) attributable to Holly Energy Partners	21,885	32,461	(1,590)	(30,871)	21,885
Other comprehensive income (loss)	(1,097)	(1,097)	—	1,097	(1,097)
Comprehensive income (loss)	$20,788	$31,364	$(1,590)	$(29,774)	$20,788

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$187,242	$17,445	$(925)	$203,762
Third parties	—	31,832	8,538	—	40,370
	—	219,074	25,983	(925)	244,132
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	65,008	8,752	(925)	72,835
Depreciation and amortization	—	36,136	10,817	—	46,953
General and administrative	1,916	6,017	—	—	7,933
	1,916	107,161	19,569	(925)	127,721
Operating income (loss)	(1,916)	111,913	6,414	—	116,411
Equity in earnings (loss) of subsidiaries	104,215	4,810	—	(109,025)	—
Equity in earnings of SLC Pipeline	—	2,150	—	—	2,150
Interest expense	(17,765)	(9,603)	—	—	(27,368)
Interest income	—	3	—	—	3
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other income	—	45	—	—	45
	78,773	(2,595)	—	(109,025)	(32,847)
Income (loss) before income taxes	76,857	109,318	6,414	(109,025)	83,564
State income tax expense	—	(145)	—	—	(145)
Net income (loss)	76,857	109,173	6,414	(109,025)	83,419
Allocation of net income attributable to noncontrolling interests	—	—	—	(6,562)	(6,562)
Net income (loss) attributable to Holly Energy Partners	76,857	109,173	6,414	(115,587)	76,857
Other comprehensive income (loss)	458	458	—	(458)	458
Comprehensive income (loss)	$77,315	$109,631	$6,414	$(116,045)	$77,315

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$178,113	$13,030	$(921)	$190,222
Third parties	—	29,167	7,917	—	37,084
	—	207,280	20,947	(921)	227,306
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	64,972	8,038	(921)	72,089
Depreciation and amortization	—	37,980	10,750	—	48,730
General and administrative	2,543	6,204	—	—	8,747
	2,543	109,156	18,788	(921)	129,566
Operating income (loss)	(2,543)	98,124	2,159	—	97,740
Equity in earnings (loss) of subsidiaries	87,762	1,699	—	(89,461)	—
Equity in earnings of SLC Pipeline	—	2,238	—	—	2,238
Interest expense	(24,768)	(11,161)	—	—	(35,929)
Interest income	—	5	105	—	110
Gain on sale of assets	—	1,863	—	—	1,863
Other income	—	61	—	—	61
	62,994	(5,295)	105	(89,461)	(31,657)
Income (loss) before income taxes	60,451	92,829	2,264	(89,461)	66,083
State income tax expense	—	(440)	—	—	(440)
Net income (loss)	60,451	92,389	2,264	(89,461)	65,643
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,192)	(5,192)
Net income (loss) attributable to Holly Energy Partners	60,451	92,389	2,264	(94,653)	60,451
Other comprehensive income (loss)	3,727	3,727	—	(3,727)	3,727
Comprehensive income (loss)	$64,178	$96,116	$2,264	$(98,380)	$64,178

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(25,744)	$145,856	$16,541	$—	$136,653

Cash flows from investing activities
Additions to properties and equipment	—	(51,516)	(6,797)	—	(58,313)
Distributions from noncontrolling interest	—	9,750	—	(9,750)	—
Distributions in excess of equity in earnings of SLC Pipeline	—	163	—	—	163
	—	(41,603)	(6,797)	(9,750)	(58,150)

Cash flows from financing activities
Net borrowings under credit agreement	—	192,000	—	—	192,000
Net intercompany financing activities	297,673	(297,673)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to HEP unitholders	(114,680)	—	—	—	(114,680)
Distributions to noncontrolling interest	—	—	(13,000)	9,750	(3,250)
Purchase of units for incentive grants	(1,064)	—	—	—	(1,064)
Other	3	(9)	—	—	(6)
	25,744	(105,682)	(13,000)	9,750	(83,188)

Cash and cash equivalents
Increase (decrease) for the period	—	(1,429)	(3,256)	—	(4,685)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$18	$1,647	$—	$1,667

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities (1)	$(35,078)	$145,574	$17,117	$—	$127,613

Cash flows from investing activities
Additions to properties and equipment	—	(27,397)	(6,142)	—	(33,539)
Proceeds from sale of assets	—	2,481	—	—	2,481
Distributions from noncontrolling interest	—	7,875	—	(7,875)	—
Distributions in excess of equity in earnings of SLC Pipeline	—	75	—	—	75
	—	(16,966)	(6,142)	(7,875)	(30,983)

Cash flows from financing activities
Net repayments under credit agreement	—	(56,000)	—	—	(56,000)
Net intercompany financing activities (1)	67,100	(67,100)	—	—	—
Proceeds from issuance of common units	73,444	—	—	—	73,444
Contribution from general partner	1,499	—	—	—	1,499
Distributions to HEP unitholders	(103,016)	—	—	—	(103,016)
Distributions to noncontrolling interests	—	—	(10,500)	7,875	(2,625)
Purchase of units for incentive grants	(3,700)	—	—	—	(3,700)
Other	(249)	—	—	—	(249)
	35,078	(123,100)	(10,500)	7,875	(90,647)

Cash and cash equivalents
Increase (decrease) for the period	—	5,508	475	—	5,983
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$6,331	$4,887	$—	$11,220

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC has agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2014, these agreements with HFC will result in minimum annual payments to us of $236.2 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of September 30, 2014, these agreements with Alon will result in minimum annual payments to us of $32.1 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$17,811	$17,196	$615
Affiliates—intermediate pipelines	7,038	6,567	471
Affiliates—crude pipelines	14,557	12,994	1,563
	39,406	36,757	2,649
Third parties—refined product pipelines	10,939	9,246	1,693
	50,345	46,003	4,342
Terminals, tanks and loading racks:
Affiliates	28,044	28,766	(722)
Third parties	3,741	2,954	787
	31,785	31,720	65
Total revenues	82,130	77,723	4,407
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	25,456	21,686	3,770
Depreciation and amortization	15,483	19,449	(3,966)
General and administrative	2,266	2,415	(149)
	43,205	43,550	(345)
Operating income	38,925	34,173	4,752
Other income (expense):
Equity in earnings of SLC Pipeline	880	835	45
Interest expense, including amortization	(8,585)	(11,816)	3,231
Interest income	—	3	(3)
Gain on sale of assets	—	(159)	159
Other	11	61	(50)
	(7,694)	(11,076)	3,382
Income before income taxes	31,231	23,097	8,134
State income tax	(42)	(40)	(2)
Net income	31,189	23,057	8,132
Allocation of net income attributable to noncontrolling interests	(1,509)	(1,172)	(337)
Net income attributable to Holly Energy Partners	29,680	21,885	7,795
General partner interest in net income, including incentive distributions (1)	(8,940)	(7,128)	(1,812)
Limited partners’ interest in net income	$20,740	$14,757	$5,983
Limited partners’ earnings per unit—basic and diluted (1)	$0.35	$0.25	$0.10
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$53,790	$53,187	$603
Distributable cash flow (3)	$45,581	$43,865	$1,716

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	116,727	116,078	649
Affiliates—intermediate pipelines	139,502	136,312	3,190
Affiliates—crude pipelines	199,627	172,569	27,058
	455,856	424,959	30,897
Third parties—refined product pipelines	71,271	59,036	12,235
	527,127	483,995	43,132
Terminals and loading racks:
Affiliates	255,556	261,431	(5,875)
Third parties	70,364	64,615	5,749
	325,920	326,046	(126)
Total for pipelines and terminal assets (bpd)	853,047	810,041	43,006

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$59,520	$50,918	$8,602
Affiliates—intermediate pipelines	21,632	20,030	1,602
Affiliates—crude pipelines	40,207	36,760	3,447
	121,359	107,708	13,651
Third parties—refined product pipelines	30,037	29,412	625
	151,396	137,120	14,276
Terminals, tanks and loading racks:
Affiliates	82,403	82,514	(111)
Third parties	10,333	7,672	2,661
	92,736	90,186	2,550
Total revenues	244,132	227,306	16,826
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	72,835	72,089	746
Depreciation and amortization	46,953	48,730	(1,777)
General and administrative	7,933	8,747	(814)
	127,721	129,566	(1,845)
Operating income	116,411	97,740	18,671
Other income (expense):
Equity in earnings of SLC Pipeline	2,150	2,238	(88)
Interest expense, including amortization	(27,368)	(35,929)	8,561
Interest income	3	110	(107)
Loss on early extinguishment of debt	(7,677)	—	(7,677)
Gain on sale of assets	—	1,863	(1,863)
Other	45	61	(16)
	(32,847)	(31,657)	(1,190)
Income before income taxes	83,564	66,083	17,481
State income tax	(145)	(440)	295
Net income	83,419	65,643	17,776
Allocation of net income attributable to noncontrolling interests	(6,562)	(5,192)	(1,370)
Net income attributable to Holly Energy Partners	76,857	60,451	16,406
General partner interest in net income, including incentive distributions (1)	(25,334)	(20,038)	(5,296)
Limited partners’ interest in net income	$51,523	$40,413	$11,110
Limited partners’ earnings per unit—basic and diluted (1)	$0.87	$0.69	$0.18
Weighted average limited partners’ units outstanding	58,657	58,108	549
EBITDA (2)	$158,997	$145,440	$13,557
Distributable cash flow (3)	$130,883	$112,316	$18,567

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,718	109,995	9,723
Affiliates—intermediate pipelines	140,505	133,222	7,283
Affiliates—crude pipelines	185,131	167,685	17,446
	445,354	410,902	34,452
Third parties—refined product pipelines	60,492	59,711	781
	505,846	470,613	35,233
Terminals and loading racks:
Affiliates	262,458	265,242	(2,784)
Third parties	68,185	59,995	8,190
	330,643	325,237	5,406
Total for pipelines and terminal assets (bpd)	836,489	795,850	40,639

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to Holly Energy Partners	$29,680	$21,885	$76,857	$60,451
Add (subtract):
Interest expense	8,148	11,289	25,984	33,490
Interest income	—	(3)	(3)	(110)
Amortization of discount and deferred debt issuance costs	437	527	1,384	1,590
Loss on early extinguishment of debt	—	—	7,677	—
Increase in interest expense - non-cash charges attributable to interest rate swaps and swap settlement amortization	—	—	—	849
State income tax	42	40	145	440
Depreciation and amortization	15,483	19,449	46,953	48,730
EBITDA	$53,790	$53,187	$158,997	$145,440

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to Holly Energy Partners	$29,680	$21,885	$76,857	$60,451
Add (subtract):
Depreciation and amortization	15,483	19,449	46,953	48,730
Amortization of discount and deferred debt issuance costs	437	527	1,384	1,590
Loss on early extinguishment of debt	—	—	7,677	—
Increase in interest expense - non-cash charges attributable to interest rate swaps and swap settlement amortization	—	—	—	849
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,090	3,472	(49)	3,624
Maintenance capital expenditures (4)	(653)	(2,045)	(2,344)	(6,557)
Crude revenue settlement	—	—	—	918
Other non-cash adjustments	(456)	577	405	2,711
Distributable cash flow	$45,581	$43,865	$130,883	$112,316

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

	September 30, 2014	December 31, 2013
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$1,667	$6,352
Working capital (deficit)	$1,548	$(6,604)
Total assets	$1,386,169	$1,382,508
Long-term debt	$851,416	$807,630
Partners’ equity (5)	$333,513	$369,446

(5)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the assets contributed and acquired from HFC while we were a consolidated variable interest entity of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets of $305.3 million would have been recorded in our financial statements as increases to our properties and equipment and intangible assets at the time of acquisition instead of decreases to partners’ equity.

Results of Operations—Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Summary
Net income attributable to Holly Energy Partners for the third quarter was $29.7 million compared to $21.9 million for the third quarter of 2013. The increase in earnings is primarily due to increased volumes and decreased interest expense due to early retirement of our 8.25% Senior Notes in March 2014.

Revenues for the three months ended September 30, 2014, include the recognition of $0.6 million of prior shortfalls billed to shippers in 2013 compared to revenues at September 30, 2013, which included the recognition of $0.2 million of prior shortfalls billed to shippers in 2012. Deficiency payments of $2.3 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2014. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $82.1 million, a $4.4 million increase compared to the third quarter of 2013 due to the effect of higher pipeline volumes and annual tariff increases. The volume increase resulted in overall pipeline volumes being up 9% compared to the three months ended September 30, 2013.

Revenues from our refined product pipelines were $28.8 million, an increase of $2.3 million compared to the third quarter of 2013, primarily due to increased volumes. Shipments averaged 188.0 mbpd compared to 175.1 mbpd for the third quarter of 2013.
Revenues from our intermediate pipelines were $7.0 million, an increase of $0.5 million, on shipments averaging 139.5 mbpd compared to 136.3 mbpd for the third quarter of 2013. Revenues increased mainly due to a $0.4 million increase in deferred revenue recognized.
Revenues from our crude pipelines were $14.6 million, an increase of $1.6 million, on shipments averaging 199.6 mbpd compared to 172.6 mbpd for the third quarter of 2013.

Revenues from terminal, tankage and loading rack fees were $31.8 million, an increase of $0.1 million compared to the third quarter of 2013. Refined products terminalled in our facilities averaged 325.9 mbpd compared to 326.0 mbpd for the third quarter of 2013. Although volumes were down at the loading rack facilities, revenue increased due to annual fee increases, higher tank cost reimbursement receipts from HFC and minimum quarterly revenue billings at facilities where volumes decreased.

Table of Contentsril 19,

Operations Expense
Operations expense for the three months ended September 30, 2014, increased by $3.8 million compared to the three months ended September 30, 2013. The increase is due to a $3.5 million net tax refund in the prior year related to payroll costs covering a multi-year period, and higher maintenance expenses in the current year period.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2014, decreased by $4.0 million compared to the three months ended September 30, 2013. The decrease is due principally to lower asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the three months ended September 30, 2014, decreased by $0.1 million compared to the three months ended September 30, 2013, due to decreased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.9 million and $0.8 million for each of the three months ended September 30, 2014 and 2013, respectively.

Interest Expense
Interest expense for the three months ended September 30, 2014, totaled $8.6 million, a decrease of $3.2 million compared to the three months ended September 30, 2013. The decrease is primarily due to the early retirement of our 8.25% Senior Notes in March 2014. Our aggregate effective interest rates were 4.1% and 5.9% for the three months ended September 30, 2014 and 2013, respectively.

State Income Tax
We recorded state income tax expense of $42,000 and $40,000 for the three months ended September 30, 2014 and 2013, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Summary
Net income attributable to Holly Energy Partners for the nine months ended September 30, 2014, was $76.9 million compared to $60.5 million for the nine months ended September 30, 2013. The increase in net income is due primarily to higher pipeline and terminal volumes in the current year.

Revenues for the nine months ended September 30, 2014, include the recognition of $10.2 million of prior shortfalls billed to shippers in 2013 as they did not meet their minimum volume commitments within the contractual makeup period. Deficiency payments of $9.6 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2014. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for nine months ended September 30, 2014, were $244.1 million, a $16.8 million increase compared to the nine months ended September 30, 2013. This is due principally to increased pipeline shipments, the effect of annual tariff increases, and a $2.6 million increase in deferred revenue realized. Overall pipeline volumes were up 7.5% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Revenues from our refined product pipelines were $89.6 million, an increase of $9.2 million compared to the nine months ended September 30, 2013, primarily due to increased volumes and due to the effects of a $2.0 million increase in deferred revenue realized. Shipments averaged 180.2 mbpd compared to 169.7 mbpd for the nine months ended September 30, 2013.
Revenues from our intermediate pipelines were $21.6 million, an increase of $1.6 million, on shipments averaging 140.5 mbpd compared to 133.2 mbpd for the nine months ended September 30, 2013. Overall intermediate pipeline shipments were up and revenues also increased partially due to a $0.6 million increase in deferred revenue realized.
Revenues from our crude pipelines were $40.2 million, an increase of $3.4 million, on shipments averaging 185.1 mbpd compared to 167.7 mbpd for the nine months ended September 30, 2013.

Table of Contentsril 19,

Revenues from terminal, tankage and loading rack fees were $92.7 million, an increase of $2.6 million compared to the nine months ended September 30, 2013. This increase is due principally to increased volumes. Refined products terminalled in our facilities averaged 330.6 mbpd compared to 325.2 mbpd for the nine months ended September 30, 2013.

Operations Expense
Operations expense for the nine months ended September 30, 2014, increased by $0.7 million compared to the nine months ended September 30, 2013. The increase is due to a prior year $3.5 million net tax refund related to payroll costs covering a multi-year period, and higher utility costs and property tax expense in the current year period offset by lower maintenance costs.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2014, decreased by $1.8 million compared to the nine months ended September 30, 2013. The decrease is due principally to lower asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the nine months ended September 30, 2014, decreased by $0.8 million compared to the nine months ended September 30, 2013 due to decreased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $2.2 million for each of the nine months ended September 30, 2014 and 2013.

Interest Expense
Interest expense for the nine months ended September 30, 2014, totaled $27.4 million, a decrease of $8.6 million compared to the nine months ended September 30, 2013. The decrease is primarily due to the early retirement of our 8.25% Senior Notes in March 2014. Our aggregate effective interest rates were 4.4% and 5.9% for the nine months ended September 30, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $7.7 million upon the early extinguishment of our 8.25% Senior Notes in March 2014. This charge is for the premium paid to noteholders upon their tender of an aggregate principal amount of $150.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The $1.9 million gain on the sale of assets for the nine months ended September 30, 2013, is from the sale of property in El Paso, Texas.

State Income Tax
We recorded state income tax expense of $145,000 and $440,000 for the nine months ended September 30, 2014 and 2013, respectively. All tax expense is solely attributable to the Texas margin tax. Due to a statutory change in June 2013, there was a one-time charge of $366,000 to establish a deferred tax liability. This statutory change will result in lower cash taxes to HEP from 2013 forward.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $650 million senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”) that is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It also is available to fund letters of credit up to a $50 million sub-limit.

During the nine months ended September 30, 2014, we received advances totaling $538.6 million and repaid $346.6 million resulting in a net increase of $192.0 million under the Credit Agreement and an outstanding balance of $555.0 million at September 30, 2014. We have no letters of credit outstanding under the Credit Agreement at September 30, 2014.
If any particular lender under the Credit Agreement could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we review publicly available information on the lenders in order to monitor their financial stability and assess their ongoing ability to honor their commitments

Table of Contentsril 19,

under the Credit Agreement. We do not expect to experience any difficulty in the lenders’ ability to honor their respective commitments, and if it were to become necessary, we believe there would be alternative lenders or options available.

In March 2014, we redeemed the $150 million aggregate principal amount of our 8.25% senior notes maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and an unamortized discount of $1.5 million. We funded the redemption with borrowings under our Credit Agreement.

Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the authority to raise up to $2.0 billion by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

In February, May and August 2014, we paid regular quarterly cash distributions of $0.50, $0.5075 and $0.515, respectively, on all units in an aggregate amount of $114.7 million including $23.0 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents decreased by $4.7 million during the nine months ended September 30, 2014. The cash flows provided by operating activities of $136.7 million were less than the sum of cash flows used for financing and investing activities of $83.2 million and $58.2 million, respectively. Working capital increased by $8.2 million to a positive $1.5 million at September 30, 2014, from a negative $6.6 million at December 31, 2013.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $9.0 million from $127.6 million for the nine months ended September 30, 2013, to $136.7 million for the nine months ended September 30, 2014. This increase is due principally to $13.2 million of greater cash receipts for services performed partially offset by increased operating expenses in the nine months ended September 30, 2014, as compared to the prior year.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $10.2 million during 2013 related to shortfalls that subsequently expired without recapture and were recognized as revenue during the nine months ended September 30, 2014. Another $2.3 million is included as deferred revenue on our balance sheet at September 30, 2014, related to shortfalls billed during the three months ended September 30, 2014.

Cash Flows—Investing Activities
Cash flows used for investing activities were $58.2 million for the nine months ended September 30, 2014, compared to $31.0 million for the nine months ended September 30, 2013, an increase of $27.2 million. During the nine months ended September 30, 2014 and 2013, we invested $58.3 million and $33.5 million in additions to properties and equipment, respectively. During the nine months ended September 30, 2013, we received $2.5 million proceeds from the sale of assets.

Cash Flows—Financing Activities
Cash flows used for financing activities were $83.2 million for the nine months ended September 30, 2014, compared to $90.6 million for the nine months ended September 30, 2013, a decrease of $7.4 million. During the nine months ended September 30, 2014, we received $538.6 million and repaid $346.6 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. Additionally, we paid $114.7 million in regular quarterly cash distributions to our general and limited partners, paid $3.3 million to our noncontrolling interest and paid $1.1 million for the purchase of common units for recipients of our incentive grants. During the nine months ended September 30, 2013, we received $256.5 million and repaid $312.5 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and and $1.5 million from the general partner to maintain its 2% interest. We paid $103.0 million in regular quarterly cash distributions to our general and limited partners and paid $3.7 million for the purchase of common units for recipients of our incentive grants.

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

We substantially completed the expansion of our crude oil transportation system in southeastern New Mexico in the third quarter of 2014 in response to increased crude oil production in the area. The expansion provides shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we converted an existing refined products pipeline to crude oil service, constructed several new pipeline segments, expanded an existing pipeline, and built new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline converted, total capital expenditures were approximately $50 million. HFC has contracted to reimburse us for the increase over the original budget range of $35 million to $40 million over a five year period through an additional fee on shipped volumes. We estimate the project will provide increased capacity of up to 100,000 barrels per day across the system.

UNEV completed a project to enhance its product terminal in Las Vegas, Nevada in the third quarter of 2014 with total capital expenditures of approximately $15 million.

We have announced that we are evaluating the potential construction of several new tanks at HFC’s El Dorado Refinery as well as additional pipeline connections that could increase the refinery’s crude flexibility. As this potential project is still under consideration, the HLS board has not yet approved a capital budget for such project. We have received engineering estimates for this potential project.

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

Table of Contentsril 19,

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

Senior Notes
In March 2014, we redeemed the $150.0 million aggregate principal amount of 8.25% senior notes (the "8.25% Senior Notes") maturing March 2018 at a redemption cost of $156.2 million. We funded the redemption with borrowings under our Credit Agreement.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$555,000	$363,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,584)	(4,073)
	296,416	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$851,416	$807,630

See “Risk Management” for a discussion of our interest rate swaps.

Table of Contentsril 19,

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2014 and 2013. Historically, the PPI has increased an average of 2.2% annually over the past five calendar years.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At September 30, 2014, we have an accrual of $3.3 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

As of September 30, 2014, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. Also, we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At September 30, 2014, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2014, the fair value of our 6.5% Senior Notes was $309.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at September 30, 2014, would result in a change of approximately $8.4 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2014, borrowings outstanding under the Credit Agreement were $555.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $250.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Table of Contentsril 19,

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014, at a reasonable level of assurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
July 2014	—	$—	—	$—
August 2014	19,553	$33.65	—	$—
September 2014	—	$—	—	$—
Total for July through September	19,553		—

The units reported represent common units purchased in the open market for delivery to recipients of our restricted unit awards under our Long-Term Incentive Plan at the time of grant.

Item 6.	Exhibits

The Exhibit Index on page 41 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 5, 2014	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2014	/s/ Kenneth P. Norwood
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

10.1
Amended and Restated Transportation Services Agreement dated September 26, 2014 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-32225).

10.2
Tenth Amended and Restated Omnibus Agreement dated September 26, 2014 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-32225).

10.3+	Fourth Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated October 6, 2014.
10.4+*	Form of Notice of Grant of Restricted Units (Directors).
10.5+*	Form of Restricted Unit Agreement (Directors).
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

Table of Contentsril 19,

+	Filed herewith.
++	Furnished herewith.
*	Constitutes management contracts or compensatory plans or arrangements.
**	Filed electronically herewith.