Form 10-K
period 2014-12-31
HOLLY ENERGY PARTNERS LP
filed 2015-02-25
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $1.2 billion on June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, based on the last sales price as quoted on the New York Stock Exchange on such date.
The number of the registrant’s outstanding common limited partners units at February 20, 2015 was 58,657,048.
 __________________________________________________________________________________________
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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

6.25% Senior Notes	45
6.5% Senior Notes	13
8.25% Senior Notes	6
Alon	5
Beeson Pipeline	28
bpd	8
Credit Agreement	6
DOT	8
EBITDA	37
Expansion capital expenditures	7
FERC	6
GAAP	38
Guarantor subsidiaries	77
HEP	5
HEP Logistics	21
HLS	5
HFC	5
LACT	6
LIBOR	49
Long-term Incentive Plan	36
LPG	6
Maintenance capital expenditures	7
mbbls	28
mbpd	43
MMSCFD	28
Mid-America	28
Non-Guarantor	77
NuStar	32
Omnibus Agreement	7
OSHA	17
Parent	77
Plains	5
PHMSA	8
PPI	6
Predecessor	37
SEC	5
Sinclair	30
SLC Pipeline	5
UNEV	5
UNEV Pipeline	5

Item 1.	Business
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
We own and operate petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. HFC currently owns a 39% interest in us, including the 2% general partner interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), which owns a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets; and a 25% joint venture interest in a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.
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

•	approximately 910 miles of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico and Oklahoma that deliver crude oil to HFC’s Navajo refinery;

•	approximately 8 miles of refined product pipelines that support HFC’s Woods Cross refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines located at HFC’s Tulsa East refinery facility;

•	five intermediate product and gas pipelines between HFC’s Tulsa East and West refinery facilities;

•	crude receiving assets located at HFC’s Cheyenne refinery;

•	a 75% interest in the UNEV Pipeline, a 427-mile refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada; and

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

•	one refined product terminal located in Spokane, Washington, with a capacity of approximately 400,000 barrels, that serves third-party common carrier pipelines;

•	one refined product terminal near Mountain Home, Idaho with a capacity of approximately 120,000 barrels, that serves a nearby United States Air Force Base;

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

•	on-site crude oil tankage at HFC’s Navajo, Woods Cross, Tulsa and Cheyenne refineries having an aggregate storage capacity of approximately 1,300,000 barrels;

•	on-site refined and intermediate product tankage at HFC’s Tulsa, Cheyenne and El Dorado refineries having an aggregate storage capacity of approximately 8,100,000 barrels; and

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels.
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
2012 Acquisition
UNEV Pipeline Interest Acquisition
On July 12, 2012, we acquired from HFC a 75% interest in UNEV. We paid consideration consisting of $260.9 million in cash and 2,059,800 of our common units. Also under the terms of the transaction, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary that entitles HFC to an interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016 and ending in June 2032, subject to certain limitations. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances. In connection with the transaction, we entered into 15-year throughput agreements with shippers containing minimum annual revenue commitments to us of $27 million.
Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2014, these agreements with HFC will result in minimum payments to us of $231.6 million.
If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. Also, we have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2014, these agreements with Alon will result in minimum annualized payments to us of $32.1 million.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.3 million in 2014 and currently $2.4 million) for the provision by HFC of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, such as 401(k), pension and health insurance benefits, which are separately charged to us by HFC. We also reimburse HFC for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.

Under HLS’s secondment arrangement with HFC, effective January 1, 2015, certain employees of HFC are seconded to HLS, the general partner of our general partner, to provide operational and maintenance services with respect to certain pipelines and terminals at the Cheyenne and El Dorado refineries, including routine operational and maintenance activities. During their period of secondment, the seconded employees are under the management and supervision of HLS. HLS reimburses HFC for our benefit for the cost of the seconded employees, including their wages and benefits, based on the percentage of the employee’s time spent working for HLS.
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

Each year the board of directors of HLS, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2015 capital budget is comprised of $9.7 million for maintenance capital expenditures and $77.7 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in crude storage for HFC's El Dorado refinery, product distribution enhancements, new storage tanks, and an additional UNEV origin connection. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We substantially completed the expansion of our crude oil transportation system in southeastern New Mexico in the third quarter of 2014 in response to increased crude oil production in the area. The expansion provides shippers with additional pipeline takeaway capacity to either common carrier pipeline stations for transportation to major crude oil markets or to HFC's New Mexico refining facilities. To complete the project, we converted an existing refined products pipeline to crude oil service, constructed several new pipeline segments, expanded an existing pipeline, and built new truck unloading stations and crude storage capacity. Excluding the value of the existing pipeline converted, total capital expenditures were approximately $50 million. HFC has contracted to reimburse us for the increase over the original budget range of $35 million to $40 million over a five year period through an additional fee on shipped volumes. We estimate the project will provide increased capacity of up to 100,000 barrels per day ("bpd") across the system.

UNEV completed a project to enhance its product terminal in Las Vegas, Nevada in the third quarter of 2014 with total capital expenditures of approximately $15 million.

We have announced that we are evaluating the potential construction of several new tanks at HFC’s El Dorado Refinery as well as additional pipeline connections that could increase the refinery’s crude flexibility. As this potential project is still under consideration, the HLS board has not yet approved a capital budget for such project. We have received engineering estimates for this potential project. Alternatively, we are evaluating the potential purchase of existing tanks.

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

Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations.
SAFETY AND MAINTENANCE
Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the DOT. PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. We believe that our pipeline operations are in substantial compliance with requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance could result in increased costs.
In addition, many states have adopted regulations, similar to existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines.

We perform preventive and normal maintenance on all of our pipeline systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipelines and other assets as required by regulations. We inject corrosion inhibitors into our mainlines to help control internal corrosion. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We regularly monitor, test and record the effectiveness of these corrosion-inhibiting systems. We monitor the structural integrity of covered segments of our pipeline systems through a program of periodic internal inspections using both “dent pigs” and electronic “smart pigs”, as well as hydrostatic testing that conforms to federal standards. We follow these inspections with a review of the data, and we make repairs as necessary to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other approved integrity testing methods. We believe this approach will allow the pipelines that have the greatest risk potential to receive the highest priority in being scheduled for inspections or pressure tests for integrity. We believe our inspection process substantially complies with all applicable regulatory requirements. Nonetheless, the adoption of new or amended regulations or the reinterpretation of existing laws and regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators.
Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along the pipelines. Employees participate in simulated spill deployment exercises on a regular basis. Also they participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements. We believe that all of our pipelines have been constructed and are maintained in all material respects in accordance with applicable federal and state laws, the regulations prescribed by PHMSA, standards prescribed by the American Petroleum Institute and accepted industry practice.
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
RATE REGULATION
Some of our existing pipelines are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The Interstate Commerce Act permits challenges to rates that are already on file and in effect by complaint. A successful challenge under a complaint may result in the complainant obtaining damages or reparations for up to two years prior to the date the complaint was filed. The Interstate Commerce Act also permits challenges to a proposed new or changed rate by a protest. A successful challenge under a protest may result in the protestant obtaining refunds or reparations from the date the proposed new or changed rate becomes effective. In either challenge process, the third party must be able to show it has a substantial economic interest in those rates to proceed. The FERC generally has not investigated interstate rates on its own initiative but will likely become a party to any proceedings when the rates receive either a complaint or a protest. However, the FERC is not prohibited from bringing an interstate rate under investigation without a third-party intervention.

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

Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a few of our properties where operations may have resulted in releases of hydrocarbons and other wastes, none of which we believe will have a significant effect on our operations since the remediation of such releases would be covered under environmental indemnification agreements. For example, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us subject to certain monetary and time limitations. In addition, under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. There are environmental remediation projects currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC for future remediation activities retained by HFC. Additionally, as of December 31, 2014, we have an accrual of $5.2 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

We may experience future releases into the environment from our pipelines and terminals or discover historical releases that were previously unidentified or not assessed. Although we maintain an extensive inspection and audit program designed, as applicable, to prevent, detect and address these releases promptly, damages and liabilities incurred due to any future environmental releases from our assets have the potential to substantially affect our business.
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 273 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees. HFC considers its employee relations to be good.
Under HLS’s secondment arrangement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our pipelines and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
Several of the seconded employees at the El Dorado and Cheyenne refineries are represented by the United Steelworkers Union.  In early February 2015, HFC received communications from the United Steelworkers Union representing employees at the El Dorado refinery of its intention to commence a work stoppage in early May 2015 and could receive a similar communication from the United Steelworkers Union representing employees at the Cheyenne refinery.  HFC has plans allowing for the continued operations of both refineries in the event the union does commence a work stoppage and believes such plans are adequate to allow continued operations of both refineries as well as support for our operations provided by the seconded employees.

Item 1A.	Risk Factors
Investing in us involves a degree of risk, including the risks described below. Our operating results have been, and will continue to be, affected by a wide variety of risk factors, many of which are beyond our control, that could have adverse effects on profitability during any particular period. You should consider the following risk factors carefully together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and related notes, when deciding to invest in us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition, results of operations or treatment of unitholders could be materially and adversely affected.

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

Our ability to pay quarterly distributions depends primarily on cash flow (including cash flow from operations, financial reserves and credit facilities) and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods of losses and may be unable to pay cash distributions during periods of income. Our ability to generate sufficient cash from operations is largely dependent on our ability to manage our business successfully which may also be affected by economic, financial, competitive, regulatory, and other factors that are beyond our control. Because the cash we generate from operations will fluctuate from quarter to quarter, quarterly distributions may also fluctuate from quarter to quarter.

We depend on HFC and particularly its Navajo refinery for a majority of our revenues; if those revenues were significantly reduced or if HFC's financial condition materially deteriorated, there would be a material adverse effect on our results of operations.

For the year ended December 31, 2014, HFC accounted for 79% of the revenues of our petroleum product and crude pipelines and 89% of the revenues of our terminals, tankage, and truck loading racks. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at HFC's refineries, our revenues and cash flow would decline.

Any significant reduction in production at the Navajo refinery could reduce throughput in our pipelines and terminals, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2014, production from the Navajo refinery accounted for 79.0% of the throughput volumes transported by our refined product and crude pipelines. The Navajo refinery also received 98% of the petroleum products shipped on our New Mexico intermediate pipelines. Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•	competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;

•
operational problems such as catastrophic events at the refinery, labor difficulties, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;

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

For the year ended December 31, 2014, Alon accounted for 10% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement. If Alon satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at Alon’s refineries, our revenues and cash flow would decline.

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

As of December 31, 2014, the principal amount of our total outstanding debt was $871.0 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indenture for our 6.50% senior notes due 2020 (the “6.5% Senior Notes”) may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

Our leverage could have important consequences. We require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to then-current economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot guarantee that we would be able to refinance our existing indebtedness at maturity or otherwise or sell assets on terms that are commercially reasonable.

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain beneficial transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Additionally, our purchase and contribution agreements with HFC with respect to the intermediate pipelines acquired in 2005 and the crude pipelines and tankage assets acquired in 2008, restrict us from selling these pipelines and terminals acquired from HFC. Under these agreements, we are restricted from prepaying borrowings and long-term debt to outstanding balances below $206 million prior to March 1, 2015 and $171 million prior to March 1, 2018, subject to certain limited exceptions. Our leverage may affect adversely our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisitions, construction or development activities, or to otherwise realize fully the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage also may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to:

•	meet our obligations as they come due;

•	execute our growth strategy;

•	complete future acquisitions or construction projects;

•	take advantage of other business opportunities; or

•	respond to competitive pressures.

Any of the above could have a material adverse effect on our revenues and results of operations.

We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities, if our assumptions concerning population growth are inaccurate, or if an agreement cannot be reached with HFC for the acquisition of assets on which we have a right of first offer.

Our strategy contemplates growth through the development and acquisition of crude, intermediate and refined products transportation and storage assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses, either from HFC or third parties, to enhance our ability to compete effectively and diversifying our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating and/or pursuing, potential joint ventures, stand-alone projects or other transactions that we believe will present opportunities to realize synergies, expand our role in our chosen businesses and increase our market position.

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

In addition, we experience competition for the types of assets and businesses we have historically purchased or acquired. High competition, particularly for a limited pool of assets, may result in higher, less attractive asset prices, and therefore, we may lose to more competitive bidders. Such occurrences limit our ability to execute our growth strategy, which may materially adversely affect our ability to maintain or pay higher distributions in the future.

Our growth strategy also depends upon:

•	the accuracy of our assumptions about growth in the markets that we currently serve or have plans to serve in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States;

•	HFC's willingness and ability to capture a share of additional demand in its existing markets; and

•	HFC's willingness and ability to identify and penetrate new markets in the Southwestern, Rocky Mountain and Mid-Continent regions of the United States.

If our assumptions about increased market demand prove incorrect, HFC may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy.

Our Omnibus Agreement with HFC provides us with a right of first offer on certain of HFC’s existing or acquired logistics assets. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated upon a change of control of HFC.

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

Mergers among our existing customers could provide strong economic incentives for the combined entities to use systems other than ours, and we could experience difficulty in replacing lost volumes and revenues. Because a significant portion of our operating costs are fixed, a reduction in volumes would result not only in a reduction of revenues, but also a decline in net income and cash flow of a similar magnitude, which would reduce our ability to meet our financial obligations and make distributions to unitholders.

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

In addition, in connection with the acquisition of certain of our assets, we have entered into agreements pursuant to which various counterparties, including HFC, have agreed to indemnify us, subject to certain limitations, for:

•	certain pre-closing environmental liabilities discovered within specified time periods after the date of the applicable acquisition;

•	certain matters arising from the pre-closing ownership and operation of assets; and

•	ongoing remediation related to the assets.

Our business, results of operation, cash flows and our ability to make cash distributions to our unitholders could be adversely affected in the future if third parties fail to satisfy an indemnification obligation owed to us.

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

A material decrease in the supply, or a material increase in the price, of crude oil available to HFC's and Alon's refineries, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.

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

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain attractive revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and throughput agreements with HFC and Alon expire beginning in 2019 through 2026.

Our operations are subject to evolving federal, state and local environmental, health and safety laws and regulations, and potential liabilities that could affect our operations and adversely affect our performance.

Environmental laws and regulations have raised operating costs for the oil and refined products industry, and compliance with such laws and regulations may cause us, and the HFC and Alon refineries that we support, to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. We may also be required to address conditions discovered in the future that require environmental response actions or remediation. Future environmental, health and safety requirements (or changed interpretations of existing requirements) may impose more stringent requirements on our assets and operations and require us to incur potentially material expenditures to ensure our continued compliance.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements that HFC's and Alon's refineries report emissions of greenhouse gases to the EPA, and proposed federal, state, and regional initiatives that require (or could require) us, HFC and Alon to reduce greenhouse gas emissions from our facilities. Requiring reductions in greenhouse gas emissions could cause us to incur substantial costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including the acquisition or maintenance of emission credits or allowances. These requirements may affect HFC's and Alon's refinery operations and have an indirect adverse effect on our business, financial condition and results of our operations.

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. Discussions are underway for proposed additional regulations in both of these areas. For example, consistent with its Climate Action Plan announced in 2014, the Obama Administration is expected to release a series of new regulations affecting the oil and gas industry in 2015, including regulations limiting methane emissions from certain new and modified oil and gas facilities. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened inspection, analysis, prevention and repair activities. A number of states have adopted regulations similar to existing PHMSA regulations for certain pipelines.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly safety standards could possibly have a substantial effect on us and similarly situated midstream operators.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
Among other things, the 2011 Amendments to the Pipeline Safety Act direct the Secretary of Transportation to study, and where appropriate based on the results and statutory factors, promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valves, leak detection, and other requirements. The 2011 Amendments also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Amendments as well as any implementation of PHMSA regulations thereunder, reinterpretation of existing laws or regulations, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect to the 2011 Amendments could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. For example, PHMSA is expected to issue new and expanded proposed regulations in 2015 applicable to pipeline operators, including provisions that may expand to the integrity management requirements to additional pipeline mileage. Such new and expanded requirements may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

Information technology system failures, network disruptions (whether intentional by a third party or due to natural disaster), breaches of network or data security, or disruption or failure of the network system used to monitor and control pipeline operations could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, a system failure or data security breach could have a material adverse effect on our financial condition and results of operations.

Our operations are subject to federal, state, and local laws and regulations, and permit and authorization requirements, relating to product quality specifications, environmental protection and operational safety that could require us to make substantial expenditures.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of life, loss of equipment or destruction of property, injury, or extensive property damage, as well as a curtailment or interruption in our operations. In addition, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues.

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position. Because of our distribution policy, we do not have the same flexibility as other legal entities to accumulate cash to protect against underinsured or uninsured losses.

There can be no assurance that insurance will cover all damages and losses resulting from these types of hazards. We are not fully insured against all risks incident to our business. We are not insured against all environmental accidents that might occur, other than some coverage for third party sudden and accidental claims. Our property insurance includes business interruption coverage for lost profit arising from physical damage to our facilities. If a significant accident or event occurs that is not fully insured, our operations could be temporarily or permanently impaired, and our liabilities and expenses could be significant.

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

A significant portion of our operating responsibility on refined product pipelines is to ensure the quality and purity of the products loaded at our loading racks. If our quality control measures fail, off-specification product could be sent out to public gasoline stations. This type of incident could result in liability claims regarding damages caused by the off-specification fuel or could impact our ability to retain existing customers or to acquire new customers, any of which could have a material adverse impact on our results of operations and cash flows.

Growing our business by constructing new pipelines and terminals, or expanding existing ones, subjects us to construction risks.

One of the ways we may grow our business is through the construction of new pipelines and terminals or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

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

The primary rate-making methodology of the FERC is price indexing. We use this methodology in all of our interstate markets. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum allowable rate. If the FERC price indexing methodology permits a rate increase that is not large enough to fully reflect actual increases in our costs, we may need to file for a rate increase using an alternative method with a much higher burden of proof and without the guarantee of success. These FERC rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing would adversely affect our revenues and cash flow.

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the FERC were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates, and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found to be in excess of our cost of services, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. In addition, a state commission also could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows if additional volumes and/or capacity are unavailable to offset such rate reductions.

HFC and Alon have agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the terms of their respective pipelines and terminals agreements; however, other current or future shippers may still challenge our tariff rates.

Terrorist attacks, and the threat of terrorist attacks or domestic vandalism, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely impact our results of operations.

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism have resulted in increased costs to our business. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products.

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

Adverse changes in our and/or our general partner's credit ratings and risk profile may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets at attractive rates, could result in an increase in our borrowing costs and a reduction in our level of capital expenditures and could impact our future earnings and cash flows.

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

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of completed or future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them, and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.

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

We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipeline systems and other assets are located, and we are, therefore, subject to the risk of increased costs or more burdensome terms to maintain necessary land use. We obtain the right to construct and operate pipelines and other assets on land owned by third parties and government agencies for specified periods. If we were to lose these rights through an inability to renew leases, right-of-way contracts or similar agreements, we may be required to relocate our pipelines or other assets and our business could be adversely affected. Additionally, it may become more expensive for us to obtain new rights-of-ways or leases or to renew existing rights-of-ways or leases. If the cost of obtaining or renewing such agreements increases, it may adversely affect our operations and the cash flows available for distribution to unitholders.

Our business may suffer due to a change in the composition of our Board of Directors, if any of our key senior executives or other key employees who provide services to us discontinue employment, or if certain of our executive officers, who also allocate time to our general partner and its affiliates, do not have enough time to dedicate to our business. Furthermore, a shortage of skilled labor or disruptions in the labor force that provides services to us may make it difficult for us to maintain labor productivity.

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

As of December 31, 2014, approximately 15% of HFC's employees dedicated to providing services for us were represented by labor unions under collective bargaining agreements with various expiration dates. HFC may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition.

RISKS TO COMMON UNITHOLDERS

HFC and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests.

Currently, HFC indirectly owns the 2% general partner interest and a 37% limited partner interest in us and owns and controls HLS, the general partner of our general partner, HEP Logistics Holdings, L.P. (“HEP Logistics”). Conflicts of interest may arise between HFC and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

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

•
our partnership agreement provides for modified or reduced fiduciary duties for our general partner, and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

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

Under our Omnibus Agreement, we are obligated to pay HFC an administrative fee ($2.3 million in 2014 and currently $2.4 million) per year for the provision by HFC or its affiliates of various general and administrative services for our benefit. In addition, we are required to reimburse HFC pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. We can neither provide assurance that HFC will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HFC fails to provide us with adequate personnel, our operations could be adversely impacted.

The administrative fee is subject to annual review and may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. Our general partner will determine the amount of general and administrative expenses that will be allocated to us in accordance with the terms of our partnership agreement. In addition, our general partner and its affiliates are entitled to reimbursement for all other expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees of HLS who provide services to us.

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

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity to make acquisitions, fund expansion capital expenditures, or for other purposes.

As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, fund expansion capital expenditures or for other purposes. If we then issue additional equity at a significantly lower price, material dilution to our existing unitholders could result.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or the board of directors of HLS and have no right to do so on an annual or other continuing basis. The board of directors of HLS is chosen by the sole member of HLS. If unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Unitholders will be unable to remove the general partner without its consent because the general partner and its affiliates own sufficient units to prevent its removal. Unitholders' voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding (other than the general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of the general partner's general partner) cannot vote on any matter; however, no such person currently exists. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings, acquire information about our operations, and influence the manner or direction of management.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the partners of our general partner from transferring their respective partnership interests in our general partner to a third party. The new partners of our general partner would then be in a position to replace the board of directors and officers of the general partner of our general partner with their own choices and to control the decisions made by the board of directors and officers.

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

HFC and its affiliates may engage in limited competition with us. Pursuant to the Omnibus Agreement, HFC and its affiliates agreed not to engage in the business of operating intermediate or refined product pipelines or terminals, crude oil pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. The Omnibus Agreement, however, does not apply to:

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

If at any time our general partner and its affiliates own more than 80% of the common units (which it does not presently), our general partner will have the right (which it may assign to any of its affiliates or to us) but not the obligation to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, a holder of common units may be required to sell its units at a time or price that is undesirable to it and may not receive any return on its investment. A common unitholder may also incur a tax liability upon a sale of its units.

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

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the U.S. Internal Revenue Service (the “IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for federal or state tax purposes, our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement and are not treated as an investment company. Based upon our current operations, we believe we satisfy the qualifying income requirement and are not treated as an investment company. Failing to meet the qualifying income requirement, being treated as an investment company, or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.

At the entity level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on any income apportioned to Texas. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distributions to our unitholders.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the administration or members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

PIPELINES
Our refined product pipelines transport light refined products from HFC’s Navajo refinery in New Mexico and Alon’s Big Spring refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Utah, Oklahoma and northern Mexico and from various refineries in Utah, Wyoming, and Montana (including HFC's Woods Cross refinery in Utah) to Las Vegas, Nevada and Cedar City, Utah. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and LPGs (such as propane, butane and isobutane).

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

Our pipelines are regularly inspected, are well maintained and, we believe, are in good repair. Generally, other than as may be provided in certain pipelines and terminal agreements, substantially all of our pipelines are unrestricted as to the direction in which product flows and the types of refined products that we can transport on them. The FERC regulates the transportation tariffs for interstate shipments on our refined product pipelines and state regulatory agencies regulate the transportation tariffs for intrastate shipments on our pipelines.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Volumes transported for (bpd):
HFC	457,014	397,359	405,718	345,990	324,382
Third parties	64,055	63,337	63,152	52,361	38,910
Total	521,069	460,696	468,870	398,351	363,292
Total barrels in thousands (“mbbls”)	190,190	168,154	171,606	145,398	132,602

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	214	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300
Woods Cross, UT	10/12/8	8	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Crude Pipelines:
Artesia Region Gathering	Various	497	60,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	62,400
Beeson Pipeline	8	41	50,400

(1)	Includes 15,000 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

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

HFC shipped an aggregate of 65.0% of the petroleum products transported on our refined product pipelines and 98.0% of the petroleum products transported on our intermediate pipelines and crude oil pipelines in 2014. These pipelines transported 81.1% of the light refined products produced by HFC’s Navajo refinery in 2014.

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

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile, 12-inch pipeline that was constructed in 1999 and extends from the Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and the Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2017 and has two ten-year extensions at our option. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and West Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America (or its designee). HFC is the only shipper on this pipeline. Currently, we pay a monthly fee (which is subject to adjustments based on changes in the PPI) of $559,000 to Mid-America to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.

Moriarty, New Mexico to Bloomfield, New Mexico
The Moriarty to Bloomfield refined product pipeline was constructed in 1973 and consists of 191 miles of 8-inch pipeline leased from Mid-America. This pipeline serves Western Refining's terminal in Bloomfield and our Bloomfield terminal, which is currently idled. This pipeline is operated by Mid-America (or its designee). HFC is the only shipper on this pipeline.

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

UNEV refined product pipeline
The 427-mile, 12-inch refined products pipeline was completed in early 2012. This pipeline is used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. HFC and Sinclair Transportation Company (“Sinclair”) are the primary shippers on this pipeline.

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

16” Pipeline from Lovington, New Mexico to Artesia, New Mexico
The 65-mile, 16-inch diameter pipeline was constructed in 2009. This pipeline is used for the shipment of intermediate feedstocks and crude oil from the Navajo refinery Lovington facility to its Artesia facility. This pipeline can also be reversed to deliver crude oil out of the gathering system from Beeson and Barnsdall to either the Lovington facility or the Artesia facility. HFC is the only shipper on this pipeline.

Tulsa, Oklahoma Interconnect Pipelines
Five intermediate product and gas pipelines totaling 7 miles between HFC’s Tulsa East and West refinery facilities were completed in 2011. These pipelines are used in the shipment of gas and liquids between the two facilities.

Lovington / Artesia, New Mexico crude oil pipelines
The crude oil gathering and trunk pipelines deliver crude oil to HFC’s Navajo refinery and consist of 802 miles of 4-inch, 6-inch, 8-inch, and 12-inch diameter pipeline. The crude oil trunk pipelines consist of five pipeline segments that deliver crude oil to the Navajo refinery Lovington facility and seven pipeline segments that deliver crude oil to the Navajo refinery Artesia facility.

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

We operate a 12-mile, 8-inch pipeline from Evans Junction to Artesia, New Mexico that supplies natural gas to the Navajo refinery Artesia facility. We operate a newly constructed 14 mile, 12-inch pipeline from Beeson station to the Plains Bisti connection. We also reactivated 62 miles of 8-inch pipe for crude movements from Whites City Station to Artesia Station.

Roadrunner Pipeline
The Roadrunner crude oil pipeline connects the Navajo refinery Lovington facility to a West Texas terminal of the Centurion Pipeline that extends to Cushing, Oklahoma. It was constructed in 2009 and consists of 69 miles of 16-inch pipeline. This pipeline is used for the shipment of crude oil from Cushing to the Navajo refinery Lovington facility. It is also reversible to deliver crude from Lovington to Slaughter.

Beeson Pipeline
The Beeson crude oil pipeline delivers crude oil to the Navajo refinery Lovington facility ("Beeson Pipeline"). It was constructed in 2009 and consists of 41 miles of 8-inch pipeline. This pipeline ships crude oil from our crude oil gathering system to the Navajo refinery Lovington facility for processing.

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

The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2014	2013	2012	2011	2010
Refined products terminalled for (bpd):
HFC	261,888	255,108	271,549	193,645	178,903
Third parties	69,100	63,791	53,456	44,454	39,568
Total	330,988	318,899	325,005	238,099	218,471
Total (mbbls)	120,811	116,398	118,952	86,906	79,742

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
El Paso, TX	636,000	19	Pipeline/rail	Truck/Pipeline
Moriarty, NM	211,000	9	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Tucson, AZ(2)	186,000	9	Pipeline	Truck
Mountain Home, ID(3)	122,000	4	Pipeline	Pipeline
Spokane, WA	384,000	28	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Las Vegas, NV	381,000	12	Pipeline/Truck	Truck
Cedar City, UT	235,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	129,000	5	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Cheyenne facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	2,864,000

(1)	Inactive

(2)	The underlying ground at the Tucson terminal is leased.

(3)	Handles only jet fuel.

El Paso Terminal
We receive light refined products at this terminal from the Navajo refinery Artesia facility through our Artesia to El Paso and Artesia to Orla to El Paso pipelines and by rail that account for 88% of the volumes at this terminal. We also receive product from the Big Spring refinery that accounted for 12% of the volumes at this terminal in 2014. Refined products received at this terminal are sold locally via the truck rack or transported to our Tucson terminal and other terminals in Phoenix on Kinder Morgan’s East System pipeline. Competition in this market includes a refinery and terminal owned by Western Refining, Inc., a joint venture pipeline and terminal owned by ConocoPhillips and NuStar Energy, L.P. (“NuStar”).

Moriarty Terminal
We receive light refined products at this terminal from the Navajo refinery Artesia facility through our pipelines. Refined products received at this terminal are sold locally, via the truck rack. HFC is our only customer at this terminal. There are no competing terminals in Moriarty.

Bloomfield Terminal
We historically have received light refined products at this terminal from the Navajo refinery Artesia facility through our pipelines. This terminal is currently idled with no throughput.

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

Mountain Home Terminal
We receive jet fuel from third parties at this terminal that is transported on Tesoro Logistics' Salt Lake City to Boise, Idaho pipeline. We then transport the jet fuel from the Mountain Home terminal through our 13-mile, 4-inch pipeline to the United States Air Force base outside of Mountain Home. Our pipeline associated with this terminal is the only pipeline that supplies jet fuel to the air base. We are paid a single fee, from the Defense Energy Support Center, for injecting, storing, testing and transporting jet fuel at this terminal.

Spokane Terminal
This terminal is connected to the Woods Cross refinery via a Tesoro Logistics common carrier pipeline. The Spokane terminal is also supplied by rail and truck. Refined products received at this terminal are sold locally, via the truck rack. We have several major customers at this terminal. Other terminals in the Spokane area include terminals owned by ExxonMobil and ConocoPhillips.

Abilene Terminal
This terminal receives refined products from Alon's Big Spring refinery, which accounted for all of its volumes in 2014. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.

Wichita Falls Terminal
This terminal receives refined products from the Alon's Big Spring refinery, which accounted for all of its volumes in 2014. Refined products received at this terminal are sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar’s Southlake Pipeline. Alon is the only customer at this terminal.

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

Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon's Big Spring refinery that accounted for all of its volumes in 2014. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.

Artesia Facility Truck Rack
The truck rack at the Navajo refinery Artesia facility loads light refined products produced at the Navajo refinery onto tanker trucks for delivery to markets in the surrounding area. HFC is the only customer of this truck rack.

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

Tulsa Facilities Truck and Rail Racks
The Tulsa truck and rail loading rack facilities consist of loading racks located at HFC’s Tulsa refinery West and East facilities. Loading racks at the Tulsa refinery West facility consist of rail and truck racks that load refined products and lube oil produced at the refinery onto rail cars and tanker trucks. Loading racks at the Tulsa refinery East facility consist of truck and rail racks at which we load refined products and off load crude. The truck racks also load asphalt and LPG.

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

Refinery Tankage
Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 9,400,000 barrels of storage.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	180,000	Crude oil	2
Lovington, NM	309,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,272,000	Crude oil and refined product	51
Cheyenne, WY	1,815,000	Crude oil and refined product	51
El Dorado, KS	3,639,000	Refined and intermediate product	84
Total	9,405,000

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

Years Ended December 31,	High	Low	Cash Distributions	Trading Volume
2014
Fourth quarter	$37.44	$28.50	$0.5300	7,685,800
Third quarter	$36.66	$32.50	$0.5225	4,374,200
Second quarter	$36.64	$29.83	$0.5150	7,935,600
First quarter	$34.24	$31.65	$0.5075	3,884,600
2013
Fourth quarter	$34.32	$29.55	$0.5000	7,533,300
Third quarter	$40.00	$32.54	$0.4925	4,562,500
Second quarter	$40.74	$35.03	$0.4850	7,744,600
First quarter	$36.13	$35.00	$0.4775	11,037,400

The cash distribution for the fourth quarter of 2014 was declared on January 22, 2015, and was paid on February 13, 2015, to all unitholders of record on February 2, 2015.

As of February 18, 2015, we had approximately 17,303 common unitholders, including beneficial owners of common units held in street name.

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

Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels presented below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.25	98%	2%
First target distribution	Up to $0.275	98%	2%
Second target distribution	above $0.275 up to $0.3125	85%	15%
Third target distribution	above $0.3125 up to $0.375	75%	25%
Thereafter	Above $0.375	50%	50%

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2014	—	$—	—	$—
November 2014	55,690	$34.48	—	$—
December 2014	—	$—	—	$—
Total for October to December 2014	55,690		—

We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The units reported represent common units purchased in the open market for delivery to recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable.

Item 6.	Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$332,545	$305,182	$292,560	$214,268	$182,137
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	104,801	99,444	89,242	64,521	54,946
Depreciation and amortization	62,166	65,423	57,461	36,958	31,363
General and administrative	10,824	11,749	7,594	6,576	7,719
	177,791	176,616	154,297	108,055	94,028
Operating income	154,754	128,566	138,263	106,213	88,109
Equity in earnings of SLC Pipeline	2,987	2,826	3,364	2,552	2,393
Interest expense	(36,101)	(47,010)	(47,182)	(35,959)	(34,001)
Interest Income	3	161	—	—	7
Loss on early extinguishment of debt	(7,677)	—	(2,979)	—	—
Gain on sale of assets	—	1,810	—	—	—
Other income	82	61	10	17	17
	(40,706)	(42,152)	(46,787)	(33,390)	(31,584)
Income from continuing operations before income taxes	114,048	86,414	91,476	72,823	56,525
State income tax	(235)	(333)	(371)	(234)	(296)
Income from continuing operations	113,813	86,081	91,105	72,589	56,229
Add net loss attributable to Predecessor	—	—	4,200	6,351	70
Allocation of net loss (income) attributable to noncontrolling interests	(8,288)	(6,632)	(1,153)	859	24
Net income attributable to Holly Energy Partners	105,525	79,449	94,152	79,799	56,323
Less general partner interest in net income, including incentive distributions(1)	34,667	27,523	22,450	16,806	12,084
Limited partners’ interest in net income	$70,858	$51,926	$71,702	$62,993	$44,239
Limited partners’ per unit interest in net income – basic and diluted(1)	$1.20	$0.88	$1.29	$1.38	$1.00
Distributions per limited partner unit	$2.08	$1.96	$1.84	$1.74	$1.66

Other Financial Data:
Cash flows from operating activities	$186,640	$183,080	$161,149	$98,907	$104,736
Cash flows from investing activities	$(79,696)	$(49,070)	$(42,599)	$(206,174)	$(142,051)
Cash flows from financing activities	$(110,466)	$(132,895)	$(119,682)	$105,584	$35,856
EBITDA(2)	$211,701	$192,054	$194,242	$149,766	$122,089
Distributable cash flow(3)	$172,718	$146,579	$153,125	$100,295	$91,054
Maintenance capital expenditures(4)	$4,616	$8,683	$5,649	$5,415	$4,487
Expansion capital expenditures	75,343	43,418	37,212	200,894	137,442
Total capital expenditures	$79,959	$52,101	$42,861	$206,309	$141,929

Balance Sheet Data (at period end):
Net property, plant and equipment	$980,479	$957,814	$960,499	$683,793	$553,233
Total assets	$1,401,555	$1,382,508	$1,399,196	$913,263	$779,035
Long-term debt(5)	$867,579	$807,630	$605,888	$491,648	$390,827
Total liabilities	$986,111	$915,574	$661,518	$548,402	$425,633
Total equity(6)	$415,444	$466,934	$737,678	$364,861	$353,402

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense net of interest income, (ii) state income tax and (iii) depreciation and amortization excluding amounts related to previous owners (“Predecessor”). EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements, with the exception of EBITDA from discontinued operations. EBITDA should not be considered as an alternative to net income or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Income from continuing operations attributable to HEP	$105,525	$79,449	$94,152	$79,799	$56,323
Add (subtract):
Interest expense	34,280	44,041	40,141	34,706	30,453
Interest income	(3)	(161)	—	—	(7)
Amortization of discount and deferred debt issuance costs	1,821	2,120	1,946	1,212	1,008
Loss on early extinguishment of debt	7,677	—	2,979	—	—
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	849	5,095	41	2,540
State income tax	235	333	371	234	296
Depreciation and amortization	62,166	65,423	57,461	36,958	31,363
Predecessor depreciation and amortization	—	—	(7,903)	(3,184)	113
EBITDA	$211,701	$192,054	$194,242	$149,766	$122,089

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of a billed crude revenue settlement, maintenance capital expenditures and distributable cash flow from discontinued operations. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. Also, it is used by management for internal analysis and for our performance units. We believe this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Income from continuing operations attributable to HEP	$105,525	$79,449	$94,152	$79,799	$56,323
Add (subtract):
Depreciation and amortization	62,166	65,423	57,461	36,958	31,363
Predecessor depreciation and amortization	—	—	(7,903)	(3,184)	113
Amortization of discount and deferred debt issuance costs	1,821	2,120	1,946	1,212	1,008
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	849	5,095	41	2,540
Loss on early extinguishment of debt	7,677	—	2,979	—	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	(2,503)	3,686	462	(6,405)	2,035
Maintenance capital expenditures (4)	(4,616)	(8,683)	(5,649)	(5,415)	(4,487)
Crude revenue settlement	—	918	3,670	(4,588)	—
Other non-cash adjustments	2,648	2,817	912	1,877	2,159
Distributable cash flow	$172,718	$146,579	$153,125	$100,295	$91,054

(4)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(5)
Includes $571 million, $363 million, $200 million, $159 million and $206 million in Credit Agreement advances that were classified as long-term debt at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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

This Item 7, including but not limited to the sections on “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I and Item 1A. “Risk Factors.” In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC's refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon’s refinery in Big Spring, Texas. At December 31, 2014, HFC owned a 39% interest in us including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV, the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada and related products terminals and a 25% joint venture interest in the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that serves refineries in the Salt Lake City, Utah area.

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

In March 2014, we redeemed the $150 million aggregate principal amount of 8.25% Senior Notes maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million. We funded the redemption with borrowings under our Credit Agreement.

We believe the growth of crude production in the Permian Basin and throughout the Mid-Continent and refining economics should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

UNEV Pipeline Interest Acquisition
Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters in certain circumstances. In connection with the transaction, we entered into 15-year throughput agreements with shippers containing minimum annual revenue commitments to us of $27 million.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. Additionally, such agreements require HFC to reimburse us for certain costs. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the PPI or FERC index. As of December 31, 2014, these agreements with HFC will result in minimum annualized payments to us of $231.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us in cash the amount of any shortfall by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2014, these agreements with Alon will result in minimum annualized payments to us of $32.1 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of the Omnibus Agreement that we have with HFC, we pay HFC an annual administrative fee ($2.3 million in 2014 and currently $2.4 million), for the provision by HFC of various general and administrative services to us on behalf of HLS. This fee does not include the salaries of personnel employed by HFC who perform services for us or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC for direct expenses they incur on our behalf.

Under HLS’s secondment arrangement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our pipelines and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$77,852	$66,441	$11,411
Affiliates—intermediate pipelines	29,813	25,397	4,416
Affiliates—crude pipelines	56,804	48,749	8,055
	164,469	140,587	23,882
Third parties—refined product pipelines	43,377	41,837	1,540
	207,846	182,424	25,422
Terminals, tanks and loading racks:
Affiliates	110,726	111,781	(1,055)
Third parties	13,973	10,977	2,996
	124,699	122,758	1,941
Total revenues	332,545	305,182	27,363
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	104,801	99,444	5,357
Depreciation and amortization	62,166	65,423	(3,257)
General and administrative	10,824	11,749	(925)
	177,791	176,616	1,175
Operating income	154,754	128,566	26,188
Equity in earnings of SLC Pipeline	2,987	2,826	161
Interest expense, including amortization	(36,101)	(47,010)	10,909
Interest income	3	161	(158)
Loss on early extinguishment of debt	(7,677)	—	(7,677)
Gain on sale of assets	—	1,810	(1,810)
Other	82	61	21
	(40,706)	(42,152)	1,446
Income before income taxes	114,048	86,414	27,634
State income tax	(235)	(333)	98
Net income	113,813	86,081	27,732
Allocation of net loss income attributable to noncontrolling interests	(8,288)	(6,632)	(1,656)
Net income attributable to Holly Energy Partners	105,525	79,449	26,076
General partner interest in net income, including incentive distributions (1)	(34,667)	(27,523)	(7,144)
Limited partners’ interest in net income	$70,858	$51,926	$18,932
Limited partners’ earnings per unit—basic and diluted (1)	$1.20	$0.88	$0.32
Weighted average limited partners’ units outstanding	58,657	58,246	411
EBITDA (2)	$211,701	$192,054	$19,647
Distributable cash flow (3)	$172,718	$146,579	$26,139

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,156	107,493	11,663
Affiliates—intermediate pipelines	138,258	128,475	9,783
Affiliates—crude pipelines	199,600	161,391	38,209
	457,014	397,359	59,655
Third parties—refined product pipelines	64,055	63,337	718
	521,069	460,696	60,373
Terminals and loading racks:
Affiliates	261,888	255,108	6,780
Third parties	69,100	63,791	5,309
	330,988	318,899	12,089
Total for pipelines and terminal assets (bpd)	852,057	779,595	72,462

	Years Ended December 31,		Change from
	2013	2012	2012
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$66,441	$67,682	$(1,241)
Affiliates—intermediate pipelines	25,397	28,540	(3,143)
Affiliates—crude pipelines	48,749	45,888	2,861
	140,587	142,110	(1,523)
Third parties—refined product pipelines	41,837	37,521	4,316
	182,424	179,631	2,793
Terminals, tanks and loading racks:
Affiliates	111,781	103,472	8,309
Third parties	10,977	9,457	1,520
	122,758	112,929	9,829
Total revenues	305,182	292,560	12,622
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	99,444	89,242	10,202
Depreciation and amortization	65,423	57,461	7,962
General and administrative	11,749	7,594	4,155
	176,616	154,297	22,319
Operating income	128,566	138,263	(9,697)
Equity in earnings of SLC Pipeline	2,826	3,364	(538)
Interest expense, including amortization	(47,010)	(47,182)	172
Interest income	161	—	161
Loss on early extinguishment of debt	—	(2,979)	2,979
Gain on sale of assets	1,810	—	1,810
Other expense	61	10	51
	(42,152)	(46,787)	4,635
Income before income taxes	86,414	91,476	(5,062)
State income tax	(333)	(371)	38
Net income	86,081	91,105	(5,024)
Allocation of net loss attributable to Predecessors	—	4,200	(4,200)
Allocation of net income attributable to noncontrolling interests	(6,632)	(1,153)	(5,479)
Net income attributable to Holly Energy Partners	79,449	94,152	(14,703)
General partner interest in net income, including incentive distributions (1)	(27,523)	(22,450)	(5,073)
Limited partners’ interest in net income	$51,926	$71,702	$(19,776)
Limited partners’ earnings per unit—basic and diluted (1)	$0.88	$1.29	$(0.41)
Weighted average limited partners’ units outstanding	58,246	55,696	2,550
EBITDA (2)	$192,054	$194,242	$(2,188)
Distributable cash flow (3)	$146,579	$153,125	$(6,546)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	107,493	107,509	(16)
Affiliates—intermediate pipelines	128,475	127,169	1,306
Affiliates—crude pipelines	161,391	171,040	(9,649)
	397,359	405,718	(8,359)
Third parties—refined product pipelines	63,337	63,152	185
	460,696	468,870	(8,174)
Terminals and loading racks:
Affiliates	255,108	271,549	(16,441)
Third parties	63,791	53,456	10,335
	318,899	325,005	(6,106)
Total for pipelines and terminal assets (bpd)	779,595	793,875	(14,280)

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

Results of Operations — Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Summary
Net income attributable to HEP for the year ended December 31, 2014, was $105.5 million, a $26.1 million increase compared to the year ended December 31, 2013. This increase in earnings is due principally to higher pipeline and terminal volumes and annual tariff increases, as well as decreased interest expense due to the early retirement of our 8.25% Senior Notes in March 2014.

Revenues for the year ended December 31, 2014, include the recognition of $12.0 million of prior shortfalls billed to shippers in 2013. As of December 31, 2014, deferred revenue on our consolidated balance sheet related to shortfalls billed was $9.3 million. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity to provide for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Total revenues for the year ended December 31, 2014, were $332.5 million, a $27.4 million increase compared to the year ended December 31, 2013. The revenue increase was due to the effect of annual tariff increases, increased pipeline shipments and a $4.2 million increase in previously deferred revenue realized. Overall pipeline volumes were up 13% compared to the year ended December 31, 2013, largely due to low volumes in 2013 resulting from a major maintenance turnaround at HFC's Navajo refinery in the first quarter of 2013 as well as the reduced crude throughput at HFC's Navajo refinery during the fourth quarter of 2013.

Revenues from our refined product pipelines were $121.2 million, an increase of $13.0 million compared to the year ended December 31, 2013, primarily due to increased volumes and the effect of a $2.1 million increase in deferred revenue realized. Shipments averaged 183.2 thousand barrels per day (“mbpd”) compared to 170.8 mbpd for 2013.

Revenues from our intermediate pipelines were $29.8 million, an increase of $4.4 million on shipments averaging 138.3 mbpd compared to 128.5 mbpd for the year ended December 31, 2013. The increase in revenue is due to the effects of a $2.2 million increase in deferred revenue realized and increased volumes on intermediate pipeline segments.

Revenues from our crude pipelines were $56.8 million, an increase of $8.1 million on shipments averaging 199.6 mbpd compared to 161.4 mbpd for the year ended December 31, 2013. Revenues increased due to the annual tariff increases and higher volumes resulting from the New Mexico gathering system expansion. In addition, volumes were lower in 2013 due to the turnaround at HFC's Navajo refinery and the fourth quarter 2013 processing constraints at HFC's Navajo refinery.

Revenues from terminal, tankage and loading rack fees were $124.7 million, an increase of $1.9 million compared to the year ended December 31, 2013. The increase in revenues is due principally to increased volumes. Refined products terminalled in our facilities increased to an average of 331.0 mbpd compared to 318.9 mbpd for 2013.

Operations Expense
Operations expense for the year ended December 31, 2014, increased by $5.4 million compared to the year ended December 31, 2013. This increase is due to higher maintenance costs and environmental accruals.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2014, decreased by $3.3 million compared to the year ended December 31, 2013, due principally to lower asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the year ended December 31, 2014, decreased by $0.9 million compared to the year ended December 31, 2013, due to lower costs for professional services.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $3.0 million and $2.8 million for the years ended December 31, 2014 and 2013.

Interest Expense
Interest expense for the year ended December 31, 2014, totaled $36.1 million, a decrease of $10.9 million compared to the year ended December 31, 2013. Our aggregate effective interest rate was 4.3% and 5.7% for the years ended December 31, 2014 and 2013, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $7.7 million upon the early extinguishment of our 8.25% Senior Notes for the year ended December 31, 2014. This charge related to the premium paid to noteholders upon their tender of an aggregate principal amount of $150.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The gain on the sale of assets for the year ended December 31, 2013, of $1.8 million is comprised of a gain of $2.0 million on the sale of property in El Paso, Texas, partially offset by a $0.2 million loss from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $235,000 and $333,000 for the years ended December 31, 2014 and 2013, respectively, which is solely attributable to the Texas margin tax. Due to a statutory change in June 2013, there was a one-time charge of $366,000 to establish a deferred tax liability. We are subject to the Texas margin tax based on our Texas sourced taxable margin.

Results of Operations—Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Summary
Net income attributable to HEP for the year ended December 31, 2013, was $79.4 million, a $14.7 million decrease compared to the year ended December 31, 2012. This decrease in earnings is due principally to increased operating costs and expenses, including higher depreciation resulting from asset abandonment charges related to tankage permanently removed from service, combined with higher allocations of income to noncontrolling interests. Overall revenues increased but did not keep pace with the cost increases as pipeline volumes supporting HFC's Navajo refinery were reduced in 2013 as the refinery experienced a planned turnaround in the first quarter and unplanned refinery downtime in the fourth quarter. Limited partners' per unit interest in earnings decreased from $1.29 per unit in 2012 to $0.88 per unit in 2013 due to the income decreases combined with higher incentive distributions to the general partner.

Revenues for the year ended December 31, 2013, include the recognition of $7.8 million of prior shortfalls billed to shippers in 2012. As of December 31, 2013, deferred revenue on our consolidated balance sheet related to shortfalls billed was $12.0 million.

Revenues
Total revenues for the year ended December 31, 2013, were $305.2 million, a $12.6 million increase compared to the year ended December 31, 2012. The revenue increase was due to the effect of annual tariff increases, higher cost reimbursement receipts from HFC and a $1.5 million increase in previously deferred revenue realized. Overall pipeline volumes were down 2% compared to the year ended December 31, 2012.

Revenues from our refined product pipelines were $108.3 million, an increase of $3.1 million compared to the year ended December 31, 2012, primarily due to the effects of a $3.3 million increase in previously deferred revenue realized and annual tariff increases. Shipments averaged 170.8 mbpd compared to 170.7 mbpd for 2012.

Revenues from our intermediate pipelines were $25.4 million, a decrease of $3.1 million on shipments averaging 128.5 mbpd compared to 127.2 mbpd for the year ended December 31, 2012. The decrease in revenue is due to the effects of a $1.8 million decrease in deferred revenue realized and reduced volumes on certain high tariff pipeline segments.

Revenues from our crude pipelines were $48.7 million, an increase of $2.9 million on shipments averaging 161.4 mbpd compared to 171.0 mbpd for the year ended December 31, 2012. Although crude oil pipeline shipments were down, revenues increased due to the annual tariff increases and minimum billings on certain pipeline segments.

Revenues from terminal, tankage and loading rack fees were $122.8 million, an increase of $9.8 million compared to year ended December 31, 2012. The increase in revenues is due to annual fee increases and higher tank cost reimbursement receipts from HFC. Refined products terminalled in our facilities decreased to an average of 318.9 mbpd compared to 325.0 mbpd for 2012.

Operations Expense
Operations expense for the year ended December 31, 2013, increased by $10.2 million compared to the year ended December 31, 2012. This increase is due to higher maintenance costs, environmental accruals, employee costs and property taxes, offset by a $3.5 million net tax refund related to payroll costs covering a multi-year period.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2013, increased by $8.0 million compared to the year ended December 31, 2012 due principally to asset abandonment charges related to tankage permanently removed from service.

General and Administrative
General and administrative costs for the year ended December 31, 2013, increased by $4.2 million compared to the year ended December 31, 2012, due to increased employee costs.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $2.8 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.

Interest Expense
Interest expense for the year ended December 31, 2013, totaled $47.0 million, a decrease of $0.2 million compared to the year ended December 31, 2012. Our aggregate effective interest rate was 5.7% and 6.5% for the years ended December 31, 2013 and 2012, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% Senior Notes ("6.25% Senior Notes") for the year ended December 31, 2012. This charge related to the premium paid to noteholders upon their tender of an aggregate principal amount of $185.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The gain on the sale of assets for the year ended December 31, 2013, of $1.8 million is comprised of a gain of $2.0 million on the sale of property in El Paso, Texas, partially offset by a $0.2 million loss from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $333,000 and $371,000 for the years ended December 31, 2013 and 2012, respectively, which is solely attributable to the Texas margin tax. We are subject to the Texas margin tax based on our Texas sourced taxable margin.  Due to a statutory change that was enacted in June 2013, we are now able to deduct additional expenses which will result in lower cash taxes to HEP in the current and future years.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Our $650 million senior secured revolving credit facility (the "Credit Agreement") expires in November 2018 and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the year ended December 31, 2014, we received advances totaling $642.3 million and repaid $434.3 million, resulting in a net increase of $208.0 million under the Credit Agreement and an outstanding balance of $571.0 million at December 31, 2014. We have no letters of credit outstanding under the Credit Agreement at December 31, 2014.
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

In February, May, August and November 2014, we paid regular quarterly cash distributions of $0.5000, $0.5075, $0.5150 and $0.5225, respectively, on all units in an aggregate amount of $154.7 million. Included in this aggregate amount were $31.5 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents decreased by $3.5 million during the year ended December 31, 2014. The cash flows provided by operating activities of $186.6 million were less than the cash flows used for financing and investing activities of $110.5 million and $79.7 million, respectively. Working capital increased by $9.7 million to $3.1 million at December 31, 2014 from a deficit of $6.6 million at December 31, 2013.

Cash Flows—Operating Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flows from operating activities increased by $3.6 million from $183.1 million for the year ended December 31, 2013, to $186.6 million for the year ended December 31, 2014. This increase is due principally to $12.1 million of greater cash receipts for services performed in the year ended December 31, 2014, as compared to the prior year, partially offset by payments made for increased operating expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements with these shippers, they have the right to recapture these amounts if future volumes exceed minimum levels. We billed $12.0 million during the year ended December 31, 2013, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2014. Another $9.3 million is included as deferred revenue on our balance sheet at December 31, 2014, related to shortfalls billed during the year ended December 31, 2014.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows from operating activities increased by $21.9 million from $161.1 million for the year ended December 31, 2012, to $183.1 million for the year ended December 31, 2013. This increase is due principally to $30.7 million of greater cash receipts for services performed in the year ended December 31, 2013, as compared to the prior year, partially offset by payments made for increased operating expenses.

We billed $9.3 million during the year ended December 31, 2012, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2013. Another $12.0 million was included in our accounts receivable at December 31, 2013 related to shortfalls that occurred during the year ended December 31, 2013

Cash Flows—Investing Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flows used for investing activities increased by $30.6 million from $49.1 million for the year ended December 31, 2013, to $79.7 million for the year ended December 31, 2014. During the years ended December 31, 2014 and 2013, we invested $80.0 million and $52.1 million in additions to properties and equipment, respectively. During the year ended December 31, 2013, we received $2.7 million proceeds from the sale of assets.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows used for investing activities increased by $6.5 million from $42.6 million for the year ended December 31, 2012 to $49.1 million for the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, we invested $52.1 million and $42.9 million in additions to properties and equipment, respectively. During the year ended December 31, 2013, we received $2.7 million proceeds from the sale of assets. Distributions in excess of equity in earnings of the SLC Pipeline was $0.3 million for the years ended December 31, 2013 and 2012.

Cash Flows—Financing Activities
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flows used for financing activities were $110.5 million for the year ended December 31, 2014, compared to $132.9 million for the year ended December 31, 2013, a decrease of $22.4 million. During the year ended December 31, 2014, we received $642.3 million and repaid $434.3 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. Additionally, we paid $154.7 million in regular quarterly cash distributions to our general and limited partners, paid $4.0 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. During the year ended December 31, 2013, we received $310.6 million and repaid $368.6 million in advances under the Credit Agreement and received net proceeds of $73.4 million from the common unit public offering. We paid $139.5 million in regular quarterly cash distributions to our general and limited partners, and paid $3.1 million to our noncontrolling interest. We received $1.5 million from our general partner, paid $1.3 million in financing costs to amend our Credit Agreement and paid $5.6 million for the purchase of common units for recipients of our incentive grants.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Cash flows used for financing activities were $132.9 million for the year ended December 31, 2013, compared to $119.7 million for the year ended December 31, 2012, an increase of $13.2 million. During the year ended December 31, 2013, we received $310.6 million and repaid $368.6 million in advances under the Credit Agreement, received net proceeds of $73.4 million from the common unit public offering and $1.5 million from the general partner to maintain its 2% interest. Additionally, we paid $139.5 million in regular quarterly cash distributions to our general and limited partners, and paid $5.6 million for the purchase of common units for recipients of our incentive grants. Also, we paid $3.1 million to our noncontrolling interest and paid $1.3 million in financing costs to amend our Credit Facility. During the year ended December 31, 2012, we received $587.0 million and repaid $366.0 million in advances under the Credit Agreement, received net proceeds of $294.8 million from the issuance of our 6.5% Senior Notes and repaid $260.2 million of our notes. We paid HFC $260.9 million as partial consideration for the acquisition of HFC's 75% interest in UNEV. Additionally, we paid $122.8 million in regular quarterly cash distributions to our general and limited partners, we received $15.0 million from our noncontrolling interest, received $1.8 million from our general partner, paid $3.2 million in financing costs to amend our Credit Agreement and paid $4.9 million for the purchase of common units for recipients of our incentive grants.

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

Each year the board of directors of HLS approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2015 capital budget is comprised of $9.7 million for maintenance capital expenditures and $77.7 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in crude storage for HFC's El Dorado refinery, product distribution enhancements, new storage tanks, and an additional UNEV origin connection. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

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

We have announced that we are evaluating the potential construction of several new tanks at HFC’s El Dorado Refinery as well as additional pipeline connections that could increase the refinery’s crude flexibility. As this potential project is still under consideration, the HLS board has not yet approved a capital budget for such project. We have received engineering estimates for this potential project. Alternatively, we are evaluating the potential purchase of existing tanks.

We expect that our currently planned maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects, will be funded with cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof.

Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations.

Credit Agreement
Our $650.0 million senior secured revolving credit facility expires in November 2018 (the “Credit Agreement”) and is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics, our general partner, and is guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to the London Interbank Offered Rate ("LIBOR") plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

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

We have $300 million in aggregate principal amount outstanding of 6.5% Senior Notes maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants with which we are currently in compliance, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

Indebtedness under the 6.5% Senior Notes is recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$571,000	$363,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,421)	(4,073)
	296,579	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$867,579	$807,630

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2014.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$871,000	$—	$—	$571,000	$300,000
Long-term debt - interest	156,795	31,886	63,773	51,386	9,750
Pipeline operating lease	16,770	6,708	10,062	—	—
Right-of-way leases	1,202	220	400	316	266
Other	13,823	1,785	3,388	2,356	6,294
Total	$1,059,590	$40,599	$77,623	$625,058	$316,310
Long-term debt consists of outstanding principal under the Credit Agreement and 6.5% Senior Notes. Interest on the credit agreement is calculated using the rate in effect at December 31, 2014.
The pipeline operating lease amounts above reflect the exercise of the 10-year extension, expiring in 2017, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way lease payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2014. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations consist of site service agreements with HFC, expiring in 2024 through 2026, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012. Historically, the PPI has increased an average of 2.2% annually over the past five calendar years.

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

Environmental Matters
Our operation of pipelines, terminals, and associated facilities in connection with the storage and transportation of refined products is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. Although these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they affect our competitive position as the operations of our competitors are similarly affected. We believe that our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.
Contamination resulting from spills of refined products and crude oil is not unusual within the petroleum pipeline industry. Historic spills along our existing pipelines and terminals as a result of past operations have resulted in contamination of the environment, including soils and groundwater. Site conditions, including soils and groundwater, are being evaluated at a few of our properties where operations may have resulted in releases of hydrocarbons and other wastes, none of which we believe will have a significant effect on our operations since the remediation of such releases would be covered under environmental indemnification agreements. For example, we have an environmental agreement with Alon with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Alon in 2005, under which Alon will indemnify us subject to certain monetary and time limitations. In addition, under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. There are environmental remediation projects currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC for future remediation activities retained by HFC. Additionally, as of December 31, 2014, we have an accrual of $5.2 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

We evaluate long-lived assets, including finite-lived intangible assets, for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount by which a long-lived asset’s carrying value exceeds its fair value.

There have been no impairments to goodwill or our long-lived assets as of December 31, 2014.

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

As of December 31, 2014, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We also have two additional interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At December 31, 2014, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the 6.5% Senior Notes, but not our earnings or cash flows. At December 31, 2014, the fair value of our 6.5% Senior Notes was $291.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at December 31, 2014, would result in a change of approximately $8.5 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2014, borrowings outstanding under the Credit Agreement were $571.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $266.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2014, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2014, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. That report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited Holly Energy Partners, L.P.’s (the "Partnership") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Holly Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Partnership’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.
We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2015

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,830	$6,352
Accounts receivable:
Trade	6,737	5,061
Affiliates	33,392	29,675
	40,129	34,736
Prepaid and other current assets	4,383	3,874
Total current assets	47,342	44,962

Properties and equipment, net	980,479	957,814
Transportation agreements, net	80,703	87,650
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,478	24,741
Other assets	12,055	10,843
Total assets	$1,401,555	$1,382,508

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$12,642	$14,414
Affiliates	5,239	8,484
	17,881	22,898

Accrued interest	6,615	10,239
Deferred revenue	12,432	13,981
Accrued property taxes	2,703	2,603
Other current liabilities	4,571	1,845
Total current liabilities	44,202	51,566

Long-term debt	867,579	807,630
Other long-term liabilities	18,145	14,585
Deferred revenue	29,392	21,669

Class B unit	26,793	20,124

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at December 31, 2014 and 2013)	468,813	516,147
General partner interest (2% interest)	(148,405)	(146,557)
Accumulated other comprehensive loss	(46)	(144)
Total partners’ equity	320,362	369,446
Noncontrolling interest	95,082	97,488
Total equity	415,444	466,934
Total liabilities and equity	$1,401,555	$1,382,508

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Affiliates	$275,196	$252,368	$245,582
Third parties	57,349	52,814	46,978
	332,545	305,182	292,560
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	104,801	99,444	89,242
Depreciation and amortization	62,166	65,423	57,461
General and administrative	10,824	11,749	7,594
	177,791	176,616	154,297
Operating income	154,754	128,566	138,263

Other income (expense):
Equity in earnings of SLC Pipeline	2,987	2,826	3,364
Interest expense	(36,101)	(47,010)	(47,182)
Interest income	3	161	—
Loss on early extinguishment of debt	(7,677)	—	(2,979)
Gain on sale of assets	—	1,810	—
Other income	82	61	10
	(40,706)	(42,152)	(46,787)
Income before income taxes	114,048	86,414	91,476
State income tax expense	(235)	(333)	(371)
Net income	113,813	86,081	91,105
Allocation of net loss attributable to Predecessors	—	—	4,200
Allocation of net income attributable to noncontrolling interests	(8,288)	(6,632)	(1,153)
Net income attributable to Holly Energy Partners	105,525	79,449	94,152
General partner interest in net income, including incentive distributions	(34,667)	(27,523)	(22,450)
Limited partners’ interest in net income	$70,858	$51,926	$71,702
Limited partners’ per unit interest in earnings—basic and diluted	$1.20	$0.88	$1.29
Weighted average limited partners’ units outstanding	58,657	58,246	55,696

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$113,813	$86,081	$91,105

Other comprehensive income:
Change in fair value of cash flow hedging instruments	(2,104)	1,194	(4,418)
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	849	5,095
Reclassification adjustment to net income on partial settlement of cash flow hedge	2,202	2,092	1,508
Other comprehensive income	98	4,135	2,185
Comprehensive income before noncontrolling interest	113,911	90,216	93,290
Allocation of comprehensive income to noncontrolling interests	(8,288)	(6,632)	(1,153)
Allocation of net loss attributable to Predecessors	—	—	4,200
Comprehensive income attributable to Holly Energy Partners	$105,623	$83,584	$96,337

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$113,813	$86,081	$91,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,166	65,423	57,461
Gain on sale of assets	—	(1,810)	—
Amortization of deferred charges	1,820	2,970	7,556
Amortization of restricted and performance units	3,539	3,575	2,858
Loss on early extinguishment of debt	7,677	—	2,979
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,676)	2,065	(3,997)
Accounts receivable—affiliates	(3,717)	1,919	(135)
Prepaid and other current assets	(510)	(255)	110
Increase (decrease) in operating liabilities:
Accounts payable—trade	2,469	3,365	(9,003)
Accounts payable—affiliates	(3,245)	3,821	(1,811)
Accrued interest	(3,624)	13	1,945
Deferred revenue	6,173	15,255	11,333
Accrued property taxes	100	(85)	492
Other current liabilities	1,819	(45)	113
Other, net	(164)	788	143
Net cash provided by operating activities	186,640	183,080	161,149

Cash flows from investing activities
Additions to properties and equipment	(79,959)	(52,101)	(42,861)
Proceeds from sale of assets	—	2,731	—
Distributions in excess of equity in earnings in SLC pipeline	263	300	262
Net cash used for investing activities	(79,696)	(49,070)	(42,599)

Cash flows from financing activities
Borrowings under credit agreement	642,300	310,600	587,000
Repayments of credit agreement borrowings	(434,300)	(368,600)	(366,000)
Proceeds from issuance of senior notes	—	—	294,750
Proceeds from issuance of common units	—	73,444	—
Cash distribution to HFC for UNEV acquisition	—	—	(260,922)
Redemption of senior notes	(156,188)	—	(260,235)
Contributions from noncontrolling interests	—	—	15,000
Contributions from general partner	—	1,499	1,748
Distributions to HEP unitholders	(154,670)	(139,486)	(122,777)
Distributions to noncontrolling interest	(4,025)	(3,125)	—
Purchase of units for incentive grants	(3,577)	(5,634)	(4,919)
Deferred financing costs	—	(1,344)	(3,238)
Other	(6)	(249)	(89)
Net cash used by financing activities	(110,466)	(132,895)	(119,682)

Cash and cash equivalents
Increase (decrease) for the year	(3,522)	1,115	(1,132)
Beginning of year	6,352	5,237	6,369
End of year	$2,830	$6,352	$5,237

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance December 31, 2011	481,439	163,701	(6,464)	99,002	737,678
Capital contribution	—	10,286	—	3,000	13,286
Distributions to HEP unitholders	(99,744)	(23,033)	—	—	(122,777)
Purchase of 75% interest in UNEV from HFC:
Cash distribution	—	(260,922)	—	—	(260,922)
Issuance of common units	45,839	(45,839)	—	—	—
Issuance of Class B unit	—	(12,200)	—	—	(12,200)
Purchase of units for incentive grants	(4,713)	—	—	—	(4,713)
Amortization of restricted and performance units	2,858	—	—	—	2,858
Class B unit accretion	(1,694)	(9)	—	—	(1,703)
Tankage and terminal assets acquired from HFC:
Transferred basis in properties	7,947	—	—	—	7,947
Other	—	112	—	—	112
Net income	70,877	22,027	—	(1,799)	91,105
Other comprehensive income	—	—	2,185	—	2,185
Balance December 31, 2012	502,809	(145,877)	(4,279)	100,203	452,856
Issuance of common units	73,444	—	—	—	73,444
Capital contribution	—	1,499	—	—	1,499
Distributions to HEP unitholders	(112,039)	(27,447)	—	—	(139,486)
Distributions to noncontrolling interests	—	—	—	(3,125)	(3,125)
Purchase of units for incentive grants	(5,313)	—	—	—	(5,313)
Amortization of restricted and performance units	3,575	—	—	—	3,575
Class B unit accretion	(6,097)	(124)	—	—	(6,221)
Other	(248)	(263)	—	—	(511)
Net income	60,016	25,655	—	410	86,081
Other comprehensive income	—	—	4,135	—	4,135
Balance December 31, 2013	$516,147	$(146,557)	$(144)	$97,488	$466,934
Distributions to HEP unitholders	(119,944)	(34,726)	—	—	(154,670)
Distributions to noncontrolling interests	—	—	—	(4,025)	(4,025)
Purchase of units for incentive grants	(3,577)	—	—	—	(3,577)
Amortization of restricted and performance units	3,539	—	—	—	3,539
Class B unit accretion	(6,534)	(134)	—	—	(6,668)
Net income	79,182	33,012	—	1,619	113,813
Other comprehensive income	—	—	98	—	98
Balance December 31, 2014	$468,813	$(148,405)	$(46)	$95,082	$415,444

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1:	Description of Business and Summary of Significant Accounting Policies

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

We own and operate petroleum product and crude oil pipelines and terminal, tankage and loading rack facilities that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in the UNEV Pipeline, LLC (“UNEV”), which owns a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets, and a 25% interest in SLC Pipeline LLC, which owns a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

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

Properties and Equipment
Properties and equipment are stated at cost. Properties and equipment acquired from HFC while under common control of HFC are stated at HFC's historical basis. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 15 to 25 years for terminal facilities and tankage, 25 to 32 years for pipelines and 5 to 10 years for corporate and other assets. We depreciate assets acquired under capital leases over the lesser of the lease term or the economic life of the assets. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvements are capitalized.

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

There have been no impairments to goodwill or our long-lived assets as of December 31, 2014.

Investment in SLC Pipeline
We account for our 25% SLC Pipeline joint venture interest using the equity method of accounting, whereby we record our pro-rata share of earnings of the SLC Pipeline, and contributions to and distributions from the SLC Pipeline as adjustments to our investment balance. As of December 31, 2014, our underlying equity in the SLC Pipeline was $58.9 million compared to our recorded investment balance of $24.5 million, a difference of $34.4 million. We are amortizing this difference as an adjustment to our pro-rata share of earnings over the useful lives of the underlying assets of SLC Pipeline.

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2014 and 2013, we have asset retirement obligations of $6.8 million and $6.5 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

As of December 31, 2014, billings to customers under their minimum revenue commitments per the terms of long-term throughput agreements expiring in 2019 through 2026 and the third party operating lease will result in minimum annualized payments to us in the aggregate of $2.5 billion including $272.4 million for each of the next five years. These agreements provide for increases in the minimum revenue guarantees annually for increases in the Producer Price Index ("PPI") or the Federal Energy Regulatory Commission ("FERC") index, with certain contracts having provisions that limit the level of the rate increases.

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

Environmental Costs
Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. At December 31, 2014 and 2013, we had accrued liabilities, measured on an undiscounted basis, net of expected recoveries from indemnifying parties, for environmental remediation obligations of $5.2 million and $3.6 million respectively, of which $2.3 million and $0.4 million, respectively, were classified as other current liabilities.
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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard is effective January 1, 2017, and we are evaluating the impact of this standard.

Note 2:	Acquisitions

2012 UNEV Acquisition
On July 12, 2012, we acquired HFC's 75% interest in UNEV for consideration consisting of $260.0 million in cash and 2,059,800 of our common units. We paid an additional $0.9 million to HFC for a post-closing working capital adjustment. We also issued HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to a maximum payment amount calculated as described below. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods and up to an additional four quarters in certain circumstances. The Class B unit increases with each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $26.8 million at December 31, 2014, and $20.1 million at December 31, 2013.

Noncontrolling interests reported in the Consolidated Statements of Income include the minority partner's 25% interest in UNEV, foregone incentive distributions and the 7% accretion factor, which collectively amounted to $8.3 million at December 31, 2014, $6.6 million at December 31, 2013, and $1.2 million at December 31, 2012.

We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflects HFC's carrying basis in UNEV's assets and liabilities. We have retrospectively adjusted our financial position and operating results as if UNEV were a consolidated subsidiary for all periods while we were under common control of HFC. Results of operations of UNEV prior to our acquisition on July 12, 2012, are herein referred to as operations attributable to the Predecessor. For the year ended December 31, 2012, our consolidated statement of income includes revenues from UNEV of $18.7 million and net losses of $7.2 million. Predecessor revenues for the year ended December 31, 2012, are $8.1 million and Predecessor net losses are $4.2 million. At December 31, 2014, UNEV had transportation agreements with shippers that provide minimum annualized revenues of $27.1 million, of which $18.4 million relates to a transportation agreement with HFC.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		December 31, 2014		December 31, 2013
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$1,019	$1,019	$1,670	$1,670

Liabilities:
Senior notes:
6.5% Senior Notes	Level 2	$296,579	$291,000	$295,927	$313,500
8.25% Senior Notes	Level 2	—	—	148,703	158,250
		296,579	291,000	444,630	471,750

Interest rate swaps	Level 2	1,065	1,065	1,814	1,814
		$297,644	$292,065	$446,444	$473,564

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

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Pipelines, terminals and tankage	$1,137,157	$1,077,037
Land and right of way	64,458	63,425
Construction in progress	56,228	50,454
Other	22,636	19,997
	1,280,479	1,210,913
Less accumulated depreciation	300,000	253,099
	$980,479	$957,814

We capitalized $1.5 million and $0.6 million in interest related to construction projects during the years ended December 31, 2014 and 2013, respectively.

Depreciation expense was $54.7 million, $58.1 million, and $50.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.9 million, $6.2 million and $4.8 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	53,461	46,514
	$80,703	$87,650

Amortization expense was $6.9 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $7.4 million, $7.4 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs include retirement costs of $4.4 million, $5.0 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014, we have three types of incentive-based awards which are described below. The compensation cost charged against income was $3.5 million, $3.6 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2014, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,530,748 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted unit and phantom unit activity and changes during the year ended December 31, 2014, is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2014 (nonvested)	122,951	$33.36
Granted	91,852	33.49
Vesting and transfer of full ownership to recipients	(80,645)	33.22
Forfeited	(8,081)	35.28
Outstanding at December 31, 2014 (nonvested)	126,077	$33.43

The fair values of restricted and phantom units that were vested and transferred to recipients during the years ended December 31, 2014, 2013 and 2012 were $2.7 million, $1.2 million and $2.4 million respectively. As of December 31, 2014, there was $3.0 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.5 years. For the years ended December 31, 2013 and 2012, the grant date closing unit price applied to the number of restricted units and phantom units ultimately awarded was $34.66 and $31.01 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years.

We granted 13,967 target performance units to certain officers in October 2014. These units will vest over a three year period ending December 31, 2017. The performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $33.57 for the performance units granted in October 2014 and will apply to the number of units ultimately awarded. For the years ended December 31, 2013 and 2012, the weighted average grant date closing unit price applied to the number of units awarded was $37.90 and $30.61 respectively.

A summary of performance unit activity and changes during the twelve months ended December 31, 2014, is presented below:

Performance Units	Units
Outstanding at January 1, 2014 (nonvested)	75,216
Granted	13,967
Vesting and transfer of common units to recipients	(17,938)
Outstanding at December 31, 2014 (nonvested)	71,245

The grant date fair value of performance units vested and transferred to recipients was $0.5 million during each of the three years ended December 31, 2014, 2013 and 2012. Based on the weighted average fair value of performance units outstanding at December 31, 2014, of $2.6 million, there was $1.1 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.2 years.

During the year ended December 31, 2014, we paid $3.6 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings in effect at December 31, 2014 and 2013, were 2.152% and 2.163%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

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

Senior Notes
In March 2012, we issued $300 million in aggregate principal amount outstanding of 6.5% Senior Notes maturing March 2020. Net proceeds of $294.8 million were used in March and April 2012 to redeem $185.0 million aggregate principal amount of our 6.25% Senior Notes maturing March 1, 2015, tendered pursuant to a cash tender offer and consent solicitation, to repay $72.9 million in promissory notes related to our November 2011 acquisition of assets located at HFC's El Dorado and Cheyenne refineries, to pay related fees, expenses and accrued interest in connection with these transactions and to repay borrowings under the Credit Agreement. We recognized a charge of $3.0 million upon the early extinguishment of our 6.25% Senior Notes for the year ended December 31, 2012. This charge represents the premium paid to our 6.25% Senior Note holders upon their tender of an aggregate principal amount of $185.0 million and related net discount.

In March 2014, we redeemed the $150 million aggregate principal amount of 8.25% Senior Notes maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss consisting of a $6.2 million debt redemption premium and unamortized discount and financing costs of $1.5 million. We funded the redemption with borrowings under our Credit Agreement.

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

Indebtedness under the 6.5% Senior Notes is recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Credit Agreement	$571,000	$363,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,421)	(4,073)
	296,579	295,927
8.25% Senior Notes
Principal	—	150,000
Unamortized discount	—	(1,297)
	—	148,703

Total long-term debt	$867,579	$807,630

Maturities of our long-term debt are as follows:

Years Ending December 31,	(In thousands)
2015	$—
2016	—
2017	—
2018	571,000
2019	—
Thereafter	300,000
Total	$871,000

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2014, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We also have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of December 31, 2014, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of December 31, 2014, we had no ineffectiveness on our cash flow hedges.

Prior to entering into our first swap contract (discussed above), we terminated our previous interest rate swap that prior to settlement also served to hedge our exposure to the effects of LIBOR changes on the same $155 million Credit Agreement advance. We terminated this swap at a cost of $6 million, to lock in a lower effective interest rate on this $155 million advance, which by means of the previous swap contract was effectively fixed at 6.24% at the time of termination. This cost of terminating the swap was amortized as a charge to interest expense through February 2013, the remaining term of the terminated swap contract.

At December 31, 2014, we have accumulated other comprehensive loss of $46,000 that relates to our current cash flow hedging instruments. Approximately $0.5 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
December 31, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$(1,065)	Accumulated other comprehensive loss	$(1,065)
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other long-term assets	1,019	Accumulated other comprehensive income	1,019
		$(46)		$(46)

December 31, 2013
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$(1,814)	Accumulated other comprehensive loss	$(1,814)
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other long-term assets	1,670	Accumulated other comprehensive income	1,670
		$(144)		$(144)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$13,350	$11,961	$8,736
6.5% Senior Notes	19,446	19,506	15,716
6.25% Senior Notes	—	—	2,422
8.25% Senior Notes	2,544	12,380	12,380
Promissory Notes	—	—	543
Amortization of discount and deferred debt issuance costs	1,821	2,120	1,946
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	849	5,095
Commitment fees	450	835	621
Total interest incurred	37,611	47,651	47,459
Less capitalized interest	1,510	641	277
Net interest expense	$36,101	$47,010	$47,182
Cash paid for interest	$39,414	$44,655	$38,476

Note 8:	Commitments and Contingencies

We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The right of way agreements have various termination dates through 2053.

As of December 31, 2014, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2015	$6,928
2016	6,913
2017	3,549
2018	192
2019	124
Thereafter	266
Total	$17,972
Rental expense charged to operations was $8.0 million, $8.3 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We also have other long-term contractual obligations primarily consisting of long-term site service agreements with HFC, expiring in 2024 through 2026, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities. At December 31, 2014, these minimum future contractual obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2015	$1,067
2016	1,067
2017	1,067
2018	1,067
2019	1,032
Thereafter	6,294
Total	$11,594
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 93% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Years Ended December 31,
	2014	2013	2012
HFC	83%	83%	84%
Alon	10%	11%	11%

Note 10:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2014, these agreements with HFC will result in minimum payments to us of $231.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.3 million in 2014 and currently $2.4 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $275.2 million, $252.4 million and $245.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $2.3 million for each of the years ended December 31, 2014, 2013 and 2012.

•
We reimbursed HFC for costs of employees supporting our operations of $38.9 million, $34.6 million and $31.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Netted against the cost of employees for the year ended December 31, 2013, is a $3.5 million refund from HFC related to refunds of taxes covering a multi-year period.

•	HFC reimbursed us $16.8 million, $21.6 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, for certain reimbursable costs and capital projects.

•
We distributed $80.5 million, $71.4 million and $64.0 million, for the years ended December 31, 2014, 2013 and 2012, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $33.4 million and $29.7 million at December 31, 2014 and 2013, respectively.

•	Accounts payable to HFC were $5.2 million and $8.5 million at December 31, 2014 and 2013, respectively.

•
Revenues for the years ended December 31, 2014, 2013 and 2012 include $10.1 million, $5.1 million and $7.8 million, respectively, of shortfall payments billed in 2013, 2012 and 2011, respectively, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters in 2014, 2013 and 2012. Deferred revenue in the consolidated balance sheets at December 31, 2014 and 2013, includes $7.3 million and $10.1 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $7.3 million deferred at December 31, 2014.

•	We acquired from HFC a 75% interest in the UNEV Pipeline in July 2012. See Note 2 for a description of this transaction.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of December 31, 2014, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

Under our registration statement filed with the SEC using a “shelf” registration process, $2.0 billion of securities have been registered. Any potential sale of such securities, through one or more prospectus supplements, would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
General partner interest in net income	$1,446	$1,059	$1,464
General partner incentive distribution	33,221	26,464	20,986
Total general partner interest in net income	$34,667	$27,523	$22,450

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

On January 22, 2015, we announced our cash distribution for the fourth quarter of 2014 of $0.53 per unit. The distribution is payable on all common and general partner units and was paid February 13, 2015, to all unitholders of record on February 2, 2015.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per unit data)
General partner interest in distribution	$3,264	$2,982	$2,566
General partner incentive distribution	33,221	26,464	20,986
Total general partner distribution	36,485	29,446	23,552
Limited partner distribution	121,714	114,675	102,222
Total regular quarterly cash distribution	$158,199	$144,121	$125,774
Cash distribution per unit applicable to limited partners	$2.075	$1.955	$1.835

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets would have been recorded in our financial statements at the time of acquisition, as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 12:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2014
Revenues	$87,004	$74,998	$82,130	$88,413	$332,545
Operating income	$45,453	$32,033	$38,925	$38,343	$154,754
Income before income taxes	$27,855	$24,478	$31,231	$30,484	$114,048
Net income	$27,780	$24,450	$31,189	$30,394	$113,813
Net income attributable to Holly Energy Partners	$24,143	$23,034	$29,680	$28,668	$105,525
Limited partners’ per unit interest in net income – basic and diluted	$0.27	$0.25	$0.35	$0.33	$1.20
Distributions per limited partner unit	$0.508	$0.515	$0.523	$0.530	$2.075
Year Ended December 31, 2013
Revenues	$74,298	$75,285	$77,723	$77,876	$305,182
Operating income	$31,047	$32,520	$34,173	$30,826	$128,566
Income before income taxes	$21,345	$21,641	$23,097	$20,331	$86,414
Net income	$21,289	$21,297	$23,057	$20,438	$86,081
Net income attributable to Holly Energy Partners	$18,399	$20,167	$21,885	$18,998	$79,449
Limited partners’ per unit interest in net income – basic and diluted	$0.21	$0.23	$0.25	$0.19	$0.88
Distributions per limited partner unit	$0.478	$0.485	$0.493	$0.500	$1.955

Note 13:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,828	$—	$—	$2,830
Accounts receivable	—	34,274	6,044	(189)	40,129
Prepaid and other current assets	212	2,856	1,315	—	4,383
Total current assets	214	39,958	7,359	(189)	47,342

Properties and equipment, net	—	596,988	383,491	—	980,479
Investment in subsidiaries	622,100	285,247	—	(907,347)	—
Transportation agreements, net	—	80,703	—	—	80,703
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,478	—	—	24,478
Other assets	1,319	10,736	—	—	12,055
Total assets	$623,633	$1,294,608	$390,850	$(907,536)	$1,401,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,495	$2,575	$(189)	$17,881
Accrued interest	6,500	115	—	—	6,615
Deferred revenue	—	5,672	6,760	—	12,432
Accrued property taxes	—	1,902	801	—	2,703
Other current liabilities	45	4,408	118	—	4,571
Total current liabilities	6,545	27,592	10,254	(189)	44,202

Long-term debt	296,579	571,000	—	—	867,579
Other long-term liabilities	147	17,731	267	—	18,145
Deferred revenue	—	29,392	—	—	29,392
Class B unit	—	26,793	—	—	26,793
Equity - partners	320,362	622,100	380,329	(1,002,429)	320,362
Equity - noncontrolling interest	—	—	—	95,082	95,082
Total liabilities and partners’ equity	$623,633	$1,294,608	$390,850	$(907,536)	$1,401,555

Condensed Consolidating Balance Sheet

December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,447	$4,903	$—	$6,352
Accounts receivable	—	31,107	4,543	(914)	34,736
Intercompany accounts receivable	—	62,516	—	(62,516)	—
Prepaid and other current assets	234	2,590	1,050	—	3,874
Total current assets	236	97,660	10,496	(63,430)	44,962

Properties and equipment, net	—	564,847	392,967	—	957,814
Investment in subsidiaries	885,598	292,464	—	(1,178,062)	—
Transportation agreements, net	—	87,650	—	—	87,650
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,741	—	—	24,741
Other assets	1,684	9,159	—	—	10,843
Total assets	$887,518	$1,333,019	$403,463	$(1,241,492)	$1,382,508

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$18,966	$4,846	$(914)	$22,898
Intercompany accounts payable	62,516	—	—	(62,516)	—
Accrued interest	10,198	41	—	—	10,239
Deferred revenue	—	6,406	7,575	—	13,981
Accrued property taxes	—	1,661	942	—	2,603
Other current liabilities	629	1,216	—	—	1,845
Total current liabilities	73,343	28,290	13,363	(63,430)	51,566

Long-term debt	444,630	363,000	—	—	807,630
Other long-term liabilities	99	14,338	148	—	14,585
Deferred revenue	—	21,669	—	—	21,669
Class B unit	—	20,124	—	—	20,124
Equity - partners	369,446	885,598	389,952	(1,275,550)	369,446
Equity - noncontrolling interest	—	—	—	97,488	97,488
Total liabilities and partners’ equity	$887,518	$1,333,019	$403,463	$(1,241,492)	$1,382,508

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$254,364	$22,073	$(1,241)	$275,196
Third parties	—	45,711	11,638	—	57,349
	—	300,075	33,711	(1,241)	332,545
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	93,382	12,660	(1,241)	104,801
Depreciation and amortization	—	47,592	14,574	—	62,166
General and administrative	2,658	8,166	—	—	10,824
	2,658	149,140	27,234	(1,241)	177,791
Operating income (loss)	(2,658)	150,935	6,477	—	154,754
Equity in earnings of subsidiaries	138,691	4,858	—	(143,549)	—
Equity in earnings of SLC Pipeline	—	2,987	—	—	2,987
Interest income	—	3	—	—	3
Interest expense	(22,831)	(13,270)	—	—	(36,101)
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other	—	82	—	—	82
	108,183	(5,340)	—	(143,549)	(40,706)
Income (loss) before income taxes	105,525	145,595	6,477	(143,549)	114,048
State income tax expense	—	(235)	—	—	(235)
Net income (loss)	105,525	145,360	6,477	(143,549)	113,813
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(8,288)	(8,288)
Net income (loss) attributable to Holly Energy Partners	105,525	145,360	6,477	(151,837)	105,525
Other comprehensive (loss)	98	98	—	(98)	98
Comprehensive income (loss)	$105,623	$145,458	$6,477	$(151,935)	$105,623

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$236,336	$17,258	$(1,226)	$252,368
Third parties	—	42,139	10,675	—	52,814
	—	278,475	27,933	(1,226)	305,182
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	88,614	12,056	(1,226)	99,444
Depreciation and amortization	—	51,082	14,341	—	65,423
General and administrative	3,381	8,368	—	—	11,749
	3,381	148,064	26,397	(1,226)	176,616
Operating income (loss)	(3,381)	130,411	1,536	—	128,566
Equity in earnings of subsidiaries	115,850	1,231	—	(117,081)	—
Equity in earnings of SLC Pipeline	—	2,826	—	—	2,826
Interest income	—	56	105	—	161
Interest expense	(33,020)	(13,990)	—	—	(47,010)
Gain on sale of assets	—	1,810	—	—	1,810
Other	—	61	—	—	61
	82,830	(8,006)	105	(117,081)	(42,152)
Income (loss) before income taxes	79,449	122,405	1,641	(117,081)	86,414
State income tax expense	—	(333)	—	—	(333)
Net income (loss)	79,449	122,072	1,641	(117,081)	86,081
Allocation of net loss attributable to noncontrolling interests	—	—	—	(6,632)	(6,632)
Net income (loss) attributable to Holly Energy Partners	79,449	122,072	1,641	(123,713)	79,449
Other comprehensive income	4,135	4,135	—	(4,135)	4,135
Comprehensive income (loss)	$83,584	$126,207	$1,641	$(127,848)	$83,584

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$232,986	$13,754	$(1,158)	$245,582
Third parties	—	41,984	4,994	—	46,978
	—	274,970	18,748	(1,158)	292,560
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	78,766	11,634	(1,158)	89,242
Depreciation and amortization	—	43,147	14,314	—	57,461
General and administrative	3,336	4,258	—	—	7,594
	3,336	126,171	25,948	(1,158)	154,297
Operating income (loss)	(3,336)	148,799	(7,200)	—	138,263
Equity in earnings (loss) of subsidiaries	130,743	(5,400)	—	(125,343)	—
Equity in earnings of SLC Pipeline	—	3,364	—	—	3,364
Interest expense	(31,523)	(15,659)	—	—	(47,182)
Loss on early extinguishment of debt	(2,979)	—	—	—	(2,979)
Other	—	10	—	—	10
	96,241	(17,685)	—	(125,343)	(46,787)
Income (loss) before income taxes	92,905	131,114	(7,200)	(125,343)	91,476
State income tax expense	—	(371)	—	—	(371)
Net income (loss)	92,905	130,743	(7,200)	(125,343)	91,105
Allocation of net loss attributable to Predecessors	4,200	—	—	—	4,200
Allocation of net loss attributable to noncontrolling interests	(2,953)	—	—	1,800	(1,153)
Net income (loss) attributable to Holly Energy Partners	94,152	130,743	(7,200)	(123,543)	94,152
Other comprehensive (loss)	2,185	2,185	—	(2,185)	2,185
Comprehensive income (loss)	$96,337	$132,928	$(7,200)	$(125,728)	$96,337

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(25,339)	$193,273	$19,398	$(692)	$186,640

Cash flows from investing activities
Additions to properties and equipment	—	(71,758)	(8,201)	—	(79,959)
Distributions from UNEV	—	11,383	—	(11,383)	—
Distributions in excess of equity in earnings in SLC Pipeline	—	263	—	—	263
	—	(60,112)	(8,201)	(11,383)	(79,696)
Cash flows from financing activities
Net borrowings under credit agreement	—	208,000	—	—	208,000
Net intercompany financing activities	339,771	(339,771)	—	—	—
Repayments of senior notes	(156,188)	—	—	—	(156,188)
Distributions to HEP unitholders	(154,670)	—	—	—	(154,670)
Distributions to noncontrolling interests	—	—	(16,100)	12,075	(4,025)
Purchase of units for incentive grants	(3,577)	—	—	—	(3,577)
Other	3	(9)	—	—	(6)
	25,339	(131,780)	(16,100)	12,075	(110,466)
Cash and cash equivalents
Increase (decrease) for the period	—	1,381	(4,903)	—	(3,522)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$2,828	$—	$—	$2,830

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(34,605)	$197,678	$20,007	$—	$183,080

Cash flows from investing activities
Additions to properties and equipment	—	(45,085)	(7,016)	—	(52,101)
Proceeds from the sale of assets	—	2,731	—	—	2,731
Distributions from UNEV	—	9,375	—	(9,375)	—
Distribution in excess of equity in earnings in SLC Pipeline	—	300	—	—	300
	—	(32,679)	(7,016)	(9,375)	(49,070)

Cash flows from financing activities
Net repayments under credit agreement	—	(58,000)	—	—	(58,000)
Net intercompany financing activities	105,031	(105,031)	—	—	—
Proceeds from issuance of common units	73,444	—	—	—	73,444
Distributions to noncontrolling interests	—	—	(12,500)	9,375	(3,125)
Contributions from general partner	1,499	—	—	—	1,499
Distributions to HEP unitholders	(139,486)	—	—	—	(139,486)
Purchase of units for restricted grants	(5,634)	—	—	—	(5,634)
Deferred financing costs	—	(1,344)	—	—	(1,344)
Other	(249)	—	—	—	(249)
	34,605	(164,375)	(12,500)	9,375	(132,895)
Cash and cash equivalents
Increase for the period	—	624	491	—	1,115
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$1,447	$4,903	$—	$6,352

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(34,557)	$194,667	$1,039	$—	$161,149

Cash flows from investing activities
Additions to properties and equipment	—	(28,134)	(14,727)	—	(42,861)
Distributions in excess of equity in earnings in SLC Pipeline	—	262	—	—	262
	—	(27,872)	(14,727)	—	(42,599)

Cash flows from financing activities
Net borrowings under credit agreement	—	221,000	—	—	221,000
Proceeds from issuance of senior notes	294,750	—	—	—	294,750
Net intercompany financing activities	51,989	(51,989)	—	—	—
Cash distribution to HFC for UNEV acquisition	—	(260,922)	—	—	(260,922)
Redemption of senior notes	(185,000)	(75,235)	—	—	(260,235)
Contributions from UNEV joint venture partners	—	—	15,000	—	15,000
Contributions from general partner	1,748	—	—	—	1,748
Distributions to HEP unitholders	(122,777)	—	—	—	(122,777)
Purchase of units for restricted grants	(5,240)	321	—	—	(4,919)
Deferred financing costs	(913)	(2,325)	—	—	(3,238)
Other	—	(89)	—	—	(89)
	34,557	(169,239)	15,000	—	(119,682)
Cash and cash equivalents
Increase (decrease) for the period	—	(2,444)	1,312	—	(1,132)
Beginning of period	2	3,267	3,100	—	6,369
End of period	$2	$823	$4,412	$—	$5,237

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014, at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2014 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 13, 2015:

Name	Age	Position with HLS
Michael C. Jennings	49	Chief Executive Officer
Bruce R. Shaw	47	President
Douglas S. Aron	41	Executive Vice President and Chief Financial Officer
Mark T. Cunningham	55	Senior Vice President, Operations
Denise C. McWatters	55	Senior Vice President, General Counsel and Secretary

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2014, Messrs. Shaw and Cunningham were the only HLS executive officers who spent all of their professional time managing our business and affairs. Messrs. Jennings and Aron and Ms. McWatters are also officers of HFC and devoted as much of their professional time in 2014 as was necessary to oversee the management of our business and affairs.

Information regarding Mr. Jennings is included below under “Directors.”

Bruce R. Shaw was appointed President in November 2012. Mr. Shaw served as Senior Vice President and Chief Financial Officer from December 2011 until November 2012, Senior Vice President, Strategy and Corporate Development from July 2011 until December 2011, Senior Vice President and Chief Financial Officer from January 2008 until July 2011, and Vice President, Corporate Development from August 2004 to January 2007. Mr. Shaw served as Senior Vice President, Strategy and Corporation Development of HFC from July 2011 through December 2012, Senior Vice President and Chief Financial Officer of Holly Corporation from 2008 until the effective time of the merger between Holly Corporation and Frontier Oil Corporation in July 2011, and Vice President, Special Projects for Holly Corporation from September 2007 to December 2007. Mr. Shaw served on the Board of HLS from April 2007 to April 2008. Mr. Shaw briefly left Holly Corporation in June 2007 and served as President of Standard Supply and Distributing Company, Inc. and Bartos Industries, Ltd., two companies that are affiliated with each other in the heating, ventilation, and air conditioning industry. Mr. Shaw previously served Holly Corporation in various positions with increasing seniority from 1997 to 2007. Prior to joining Holly Corporation, Mr. Shaw was a consultant at McKinsey & Company, a global management consulting firm.

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

Denise C. McWatters was appointed Senior Vice President, General Counsel and Secretary in January 2013.  Ms. McWatters also serves in a similar capacity for HFC. Ms. McWatters previously served as Vice President, General Counsel and Secretary from April 2008 until January 2013. She joined Holly Corporation in October 2007 with more than 20 years of legal experience and served as Deputy General Counsel of Holly Corporation until April 2008 and as Vice President, General Counsel and Secretary of HFC (formerly Holly Corporation) from April 2008 until January 2013.  Ms. McWatters served as the General Counsel of The Beck Group from 2005 through 2007.  Prior to joining The Beck Group, Ms. McWatters practiced law in various capacities at the predecessor firm to Locke Lord Bissell & Liddell LLP, the Law Offices of Denise McWatters, the legal department at Citigroup, N.A., and the law firm of Cox Smith Matthews Incorporated.

Board Leadership Structure

The Board of Directors of HLS (the “Board”) is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Effective January 1, 2014, the Board separated the positions of Chairman and Chief Executive Officer. Currently, Mr. Clifton serves as Chairman of the Board in a non-employee capacity, and Mr. Jennings serves as the Chief Executive Officer of HLS. The Board believes that at this time the separation of these positions enhances the oversight of management by the Board and HLS’s and HEP’s overall leadership structure. In addition, as a result of his former role as HLS’s Chief Executive Officer, Mr. Clifton has company-specific experience and expertise and as Chairman of the Board can identify strategic priorities, lead the discussion and execution of strategy, and facilitate the flow of information between management and the Board.

Presiding Director

Mr. Charles M. Darling, IV was appointed by the non-employee directors of HLS to serve as the lead independent director (the “Presiding Director”) of the Board. The Presiding Director has the following responsibilities:

•	presiding at all executive sessions of the non-employee directors of the Board;

•	consulting with management on Board and committee meeting agendas;

•
acting as a liaison in appropriate instances between management and the non-employee directors, including advising the Chairman and the Chief Executive Officer on the efficiency of the Board meetings; and

•	facilitating teamwork and communication between the non-employee directors and management.

Persons wishing to communicate with the non-employee directors are invited to email the Presiding Director at presiding.director.HEP@hollyenergy.com or write to: Charles M. Darling, IV, Presiding Director, c/o Secretary, Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. The Secretary will forward all communication to the appropriate director or directors, other than those communications that are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board or the business and affairs of HLS and HEP.

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

Director Independence

The Board has determined that Messrs. Darling, William J. Gray, Jerry W. Pinkerton, P. Dean Ridenour, William P. Stengel and James G. Townsend meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange.

Audit Committee. The Audit Committee of HLS is composed of three directors, Messrs. Pinkerton, Ridenour and Darling. The Board has determined that each member of the Audit Committee is “independent” as defined by the New York Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Conflicts Committee. The Conflicts Committee of HLS is composed of four directors, Messrs. Stengel, Pinkerton, Gray and Townsend. The Board has determined that each member of the Conflicts Committee is “independent” as defined by the New York Stock Exchange listing standards and Rule 10A-3 of the Exchange Act, as required by the Conflicts Committee Charter.

Compensation Committee. The Compensation Committee of HLS is composed of five directors, Messrs. Jennings, Darling, Gray, Stengel and Townsend. The Board has determined that each of Messrs. Darling, Gray, Stengel and Townsend is “independent” as defined by the New York Stock Exchange listing standards. Because we are a master limited partnership, Rule 303A.05 of the New York Stock Exchange Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us.

Independence Determinations. In making its independence determinations, the Board considered certain transactions, relationships and arrangements. In determining Mr. Ridenour’s independence, the Board considered that Mr. Ridenour has not been employed by HFC or HLS since 2008 and has not received compensation in excess of $120,000 since 2009. In determining Mr. Townsend’s independence, the Board considered that Mr. Townsend has not been employed by HFC or HLS since 2011 and has not received compensation in excess of $120,000 since 2011. The Board has determined that these historical relationships do not impair Mr. Ridenour’s or Mr. Townsend’s independence. In addition, in determining Mr. Clifton’s and Mr. Gray’s independence, the Board considered the consulting fees each of them receives from HFC and determined that such consulting fees do not impair their independence.

Code of Ethics

HLS has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, including HLS’s principal executive officer, principal financial officer, and principal accounting officer. The purpose of the Code of Business Conduct and Ethics is to, among other things, affirm HLS’s and HEP’s commitment to a high standard of integrity and ethics. The Code sets forth a common set of values and standards to which all of HLS’s officers, directors and employees must adhere. We will post information regarding an amendment to, or a waiver from, the Code of Business Conduct and Ethics on our website.

Copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics are available on our website at www.hollyenergy.com. Copies of these documents may also be obtained free of charge upon written request to Holly Energy Partners, L.P., Attention: Vice President, Investor Relations, 2828 N. Harwood, Suite 1300, Dallas, Texas, 75201-1507.

The Board, Its Committees and Director Compensation

Directors

The following individuals serve as directors of HLS:
_________________________________________________________________________________________

Matthew P. Clifton	Director since July 2004. Age 63.

Principal Occupation:	Chairman of the Board of HLS

Business Experience:
Mr. Clifton has served as Chairman of the Board of HLS, in a non-employee capacity, since February 2014. Mr. Clifton also serves as a consultant for HFC since June 2014. Mr. Clifton previously served as Executive Chairman of HLS from January 2014 until his retirement in February 2014, as Chairman of the Board and Chief Executive Officer of HLS from March 2004 through December 2013 and as President of HLS from July 2011 to November 2012. Mr. Clifton joined Holly Corporation in 1980 and served as the Executive Chairman of HFC from July 2011 through December 2012. Mr. Clifton previously served as Chief Executive Officer of Holly Corporation from 2006 until the merger with Frontier Oil Corporation in July 2011, as Chairman of the Board of Holly Corporation from April 2007 until the merger with Frontier Oil Corporation in July 2011 and as President of Holly Corporation from 1995 until 2006.

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

_________________________________________________________________________________________

Charles M. Darling, IV	Director since July 2004. Age 66.

Principal Occupation:	President of DQ Holdings, L.L.C.

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
________________________________________________________________________________________

William J. Gray	Director since April 2008. Age 74.

Principal Occupation:	Private Consultant

Business Experience:
Mr. Gray is a private consultant. He served as a member of the New Mexico House of Representatives from November 2006 until January 2015. Mr. Gray has served as a governmental affairs consultant for HFC since January 2003. He also served as a consultant to Holly Corporation from October 1999 through September 2001. Mr. Gray served as a director of Holly Corporation from September 1996 until May 2008.  Mr. Gray was employed by Holly Corporation for over 30 years and retired in October 1999 at which time Mr. Gray was Senior Vice President, Marketing and Supply.

Qualifications:
Mr. Gray brings to the Board forty years of experience in pipeline, refining, and marketing and supply. Mr. Gray also brings business and management expertise and extensive knowledge of, and a unique perspective on, regulatory matters affecting our industry as a result of his government experience.

__________________________________________________________________________________________

Michael C. Jennings	Director since October 2011. Age 49.

Principal Occupation:	Chief Executive Officer and President of HFC and Chief Executive Officer of HLS

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

________________________________________________________________________________________

Jerry W. Pinkerton	Director since July 2004. Age 74.

Principal Occupation:	Retired

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

__________________________________________________________________________________________

P. Dean Ridenour	Director since August 2004. Age 73.

Principal Occupation:	Retired

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

__________________________________________________________________________________________

William P. Stengel	Director since July 2004. Age 66.

Principal Occupation:	Retired

Business Experience:	Mr. Stengel retired in May 2003. From 1997 to May 2003, Mr. Stengel served as Managing Director of the global energy and mining group at Citigroup/Citibank, N.A.

Qualifications:
Mr. Stengel’s executive management experience in public companies, banking and financial expertise, and general business and management expertise provides him with significant insight into our operations, management and finance.

____________________________________________________________________________________________

James G. Townsend	Director since January 2012. Age 60.

Principal Occupation:	Member of the New Mexico House of Representatives

Business Experience:
Mr. Townsend has served as a member of the New Mexico House of Representatives since January 2015. Mr. Townsend retired from HFC in December 2011. He was employed by Holly Corporation (and HFC) and/or HLS for more than 25 years. From 2008 until his retirement, Mr. Townsend served as Senior Vice President of UNEV Pipeline, LLC, a joint venture between Sinclair Oil Corporation and a subsidiary of HEP. Mr. Townsend served as Vice President, Operations for HLS from 2004 to 2007 and was responsible for all pipeline and terminal operations for Holly Corporation prior to the formation of HEP. Prior to such time, Mr. Townsend served in positions of increasing seniority at Holly Corporation.

Qualifications:	Mr. Townsend brings to the Board his knowledge of the operations of HFC, HLS and their subsidiaries, his 25 years of experience in the industry, and his business expertise.
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2005 to 2015 that is required to be reported in this Annual Report on Form 10-K.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2014, the Board held ten meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served.

Board Committees

The Board currently has four standing committees:

•	an Audit Committee;

•	a Compensation Committee;

•	a Conflicts Committee; and

•	an Executive Committee.

Other than the Executive Committee, each of these committees operates under a written charter adopted by the Board.

During 2014, the Audit Committee held eight meetings, the Conflicts Committee held five meetings and the Compensation Committee held four meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Executive Committee	Audit Committee	Compensation Committee	Conflicts Committee
Matthew P. Clifton	x (Chair)
Charles M. Darling, IV		x	x (1)
William J. Gray			x	x
Michael C. Jennings	x		x (Chair)
Jerry W. Pinkerton	x	x (Chair)		x
P. Dean Ridenour		x
William P. Stengel	x		x	x (Chair)
James G. Townsend			x	x
________________________

(1)	Mr. Darling serves as the chairman of the subcommittee of the Compensation Committee.

Audit Committee

The functions of the Audit Committee include the following:

•	selecting our independent registered public accounting firm and reviewing the professional services they provide;

•	reviewing the scope of the audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent auditor;

•	reviewing HEP’s annual and quarterly financial statements;

•	reviewing any material comments contained in the auditor’s letters to management;

•	reviewing HEP’s internal accounting controls; and

•	reviewing the type and extent of any non-audit work to be performed by the independent registered public accounting firm and its compatibility with their continued objectivity and independence.

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

The Compensation Committee has appointed a subcommittee comprised of four directors, Messrs. Darling, Gray, Stengel and Townsend, all of whom are “independent” as defined by the New York Stock Exchange listing standards, for purposes of approving equity awards, including performance goals applicable to such awards, if applicable, and any other matters that are within the responsibilities of the Compensation Committee requiring approval solely by independent members of the Board. During 2014, the subcommittee of the Compensation Committee held four meetings.

The Compensation Committee has engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), an executive compensation consulting firm, to advise it regarding the compensation of HLS’s officers and directors. In selecting FWC as its independent compensation consultant, the Compensation Committee assessed the independence of FWC pursuant to SEC rules and considered, among other things, whether FWC provides any other services to HLS or us, the fees paid by us to FWC as a percentage of FWC’s total revenues, the policies of FWC that are designed to prevent any conflict of interest between FWC, the Compensation Committee, HLS and us, any personal or business relationship between FWC and a member of the Compensation Committee or one of HLS’s executive officers and whether FWC owned any of our common units. In addition to the foregoing, the Compensation Committee received an independence letter from FWC, as well as other documentation addressing the firm’s independence. FWC reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that FWC is independent and that neither we nor HLS have any conflicts of interest with FWC.
Executive Committee

The Executive Committee has such authority as the Board may delegate to it from time to time.

Report of the Audit Committee for the Year Ended December 31, 2014

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved, the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2014. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2014 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•	discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standards No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board;

•
discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young required by applicable requirements of PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm’s independence;

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2014 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Members of the Audit Committee:
Jerry W. Pinkerton, Chairman
Charles M. Darling, IV
P. Dean Ridenour

Director Compensation

The Compensation Committee annually evaluates the compensation program for members of the Board who are not officers or employees of HLS or HFC (“non-employee directors”). In 2014, based on a recommendation from the Compensation Committee, the Board approved changes to the non-employee director compensation program, effective August 1, 2014. The components of non-employee director compensation prior to and after August 1, 2014 are described below. Directors who also serve as officers or employees of HLS or HFC do not receive additional compensation for serving on the Board.

	Effective Prior to August 1, 2014	Effective August 1, 2014
Annual cash retainer (payable in four quarterly installments)	$50,000	$60,000
Board meeting or committee meeting attended in person (also paid to non-members of committees who are invited to attend by such committee’s chairman) (1)	$1,500	$1,500
Telephonic special board or committee meeting (2)	$1,000	$1,000
Each attended strategy meeting with HLS management	$1,500	$1,500
Annual equity retainer of restricted units under the Long-Term Incentive Plan	$75,000	$75,000
Special cash retainer for chairmen of committees and subcommittees (payable in four quarterly installments) (3)	$10,000	$10,000
__________________

(1)	Upon submission of appropriate documentation, non-employee directors also are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending Board or committee meetings.
(2)
Prior to August 1, 2014, non-employee directors received $1,000 for telephonic special meetings that lasted over 30 minutes, and the Chairman of the Board and the chairman of each committee had authority to exercise his discretion as to whether the topics discussed at a telephonic special meeting of the Board or committee, as applicable, that lasted 30 minutes or less warranted a fee of $1,000. Effective August 1, 2014, non-employee directors receive $1,000 for all telephonic special meetings regardless of the length of the meeting.

(3)
In connection with his retirement from HLS, the Compensation Committee approved a special retainer for Mr. Clifton for 2014, which is described in greater detail in footnote (2) to the Director Compensation Table below.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (“Long-Term Incentive Plan”) in the form of restricted units having a fair market value of $75,000 on the date of grant, with the number of restricted units rounded up to the nearest whole unit in the case of fractional units. The fair market value of the grant is calculated based on the closing price of our common units on the day of grant (or the last business day prior to the date of grant if the date of grant occurs on a Saturday or Sunday). Continued service on the Board through the stated vesting date, which in most cases is approximately one year following the date of grant, is required in order for the restricted units to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

At its regularly scheduled third quarter meeting in 2014, the Compensation Committee decided to change the timing of the annual equity award grants for non-employee directors. Specifically, the Compensation Committee determined that (a) annual restricted unit grants beginning in 2015 and later years will be made in the fourth quarter of each year, rather than in the third quarter of each year, and (b) annual restricted unit grants will vest on December 1 of the year following the year in which the grant is made, rather than on August 1 of that year, so that continued service on the Board for a full year following the date of grant of the award is required in order for the restricted units to become vested. As a result, for 2014 only, the non-employee directors received an annual equity award grant on August 1, 2014 in the form of restricted units having a fair market value of $100,000 on the date of grant (instead of the typical $75,000), which will vest in full on December 1, 2015, subject to continued service on the Board through that date. The additional $25,000 compensates the non-employee directors for the extended restricted period for the 2014 grant beyond the typical one-year period. The next annual equity award grant to the non-employee directors is scheduled to be made in the fourth quarter of 2015.

Non-Qualified Deferred Compensation

Non-employee directors are eligible to participate in the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan, which is not tax-qualified under Section 401 of the Internal Revenue Code and allows participants to defer receipt of certain compensation (the “NQDC Plan”). The NQDC Plan allows non-employee directors the ability to defer up to 100% of their cash retainers and meeting fees for a calendar year. Participating directors have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options. Earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan.

Mr. Pinkerton was the only non-employee director that participated in the NQDC Plan in 2014. During 2014, no above market or preferential earnings were paid to Mr. Pinkerton under the NQDC Plan and, therefore, none of the earnings received by Mr. Pinkerton during 2014 are included in the Director Compensation Table below. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis-Overview of 2014 Executive Compensation Components and Decisions-Retirement and Benefit Plans-Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Effective October 2013, our directors became subject to a new unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least two times the annual equity retainer paid to non-employee directors. For 2014, each non-employee director was required to hold common units equal in value to $200,000. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy. Mr. Clifton first became subject to the director unit ownership and retention policy upon his appointment as Chairman of the Board in a non-employee capacity, effective February 28, 2014.

Directors are also required to continuously own sufficient units to meet the unit ownership and retention requirements once attained. Until directors meet the requirements, they will be required to hold 25% of the units received from any equity award. If a director attains compliance with the policy and subsequently falls below the requirement because of a decrease in the price of our common units, the director will be deemed in compliance provided that the director retains the units then held.

As of December 31, 2014, all of our directors were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Members of the Board are subject to the HEP Insider Trading Policy, which, among other things, prohibits such directors from entering into short sales or hedging or pledging our common units and HFC common stock.

Director Compensation Table

The table below sets forth the compensation earned in 2014 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash (2)	Unit Awards (3)	All Other Compensation	Total
Matthew P. Clifton (4)	$154,494	$100,033	$ 69,637 (5)	$324,164
Charles M. Darling, IV	99,167	100,033	—	199,200
William J. Gray	86,167	100,033	32,231 (6)	218,431
Jerry W. Pinkerton	94,667	100,033	—	194,700
P. Dean Ridenour	77,167	100,033	—	177,200
William P. Stengel	96,167	100,033	—	196,200
James G. Townsend	80,167	100,033	—	180,200
__________________

(1)
Mr. Jennings is not included in this table because he received no additional compensation for his service on the Board since, during 2014, Mr. Jennings was also an officer of HFC and HLS. The compensation paid by HFC to Mr. Jennings in 2014 will be shown in HFC’s 2015 Proxy Statement. A portion of the compensation paid to Mr. Jennings by HFC is allocated to the services he performs for us in his capacity as an officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)
For Mr. Clifton, includes a special retainer paid to him in 2014 of $125,000, less the amount of salary paid to him from January 1, 2014 until February 27, 2014, which salary amount is included in the “All Other Compensation” column of this table.

(3)
Reflects the aggregate grant date fair value of restricted units granted to the non-employee directors on August 1, 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2014, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On August 1, 2014, each of the non-employee directors received an award of 2,995 restricted units that vest on December 1, 2015, subject to continued service on the Board. As of December 31, 2014, these are the only restricted units held by our non-employee directors. Mr. Clifton also holds 48,948 performance units (assuming a maximum payout level of 200% at the time of vesting), which were granted to him while he served as Executive Chairman of HLS. For additional information regarding the annual restricted unit grants made on August 1, 2014 and certain changes to our annual equity award grant process for non-employee directors, please see “Annual Equity Retainer Awards” above.

(4)
From January 1, 2014 until February 27, 2014, Mr. Clifton served as Executive Chairman of HLS. Effective February 28, 2014, Mr. Clifton retired from employment and was appointed Chairman of the Board in a non-employee capacity.

(5)
During the period he served as Executive Chairman in 2014, Mr. Clifton received base salary payments for service as an employee. In addition, during that same period, the Compensation Committee approved cash payments to Mr. Clifton, as additional regular earnings, equal to amounts he would have received for service on the Board if he were a non-employee director. Thus, the amount reported in the “All Other Compensation” column represents (a) $27,404 earned by Mr. Clifton as salary in 2014 prior to his retirement on February 28, 2014, and (b) $15,500 earned as additional regular earnings for amounts he would have received for service on the Board if he were a non-employee director during the period from January 1, 2014 through February 27, 2014. In addition, the amount reported in the “All Other Compensation” column represents $26,733 in fees for consulting services provided by Mr. Clifton to HFC during 2014. None of the consulting fees were paid by us.

(6)	Represents fees for consulting services provided by Mr. Gray to HFC during 2014. None of the consulting fees were paid by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2014.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2014, to the extent the Compensation Committee of the Board (the “Compensation Committee”) determines the compensation of these individuals or such compensation is allocated to us pursuant to SEC rules. In addition, the compensation discussion and analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. Additionally, we describe our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are provided by HLS, which utilizes people employed by HFC to perform services for us, as we do not have any employees. As of December 31, 2014, HLS utilized 273 people employed by HFC to provide general, administrative and operational services to us.

For 2014, the HLS executive officers who were our “Named Executive Officers” are as follows:

Name	Position with HLS
Michael C. Jennings	Chief Executive Officer
Douglas S. Aron	Executive Vice President and Chief Financial Officer
Bruce R. Shaw	President
Mark T. Cunningham	Senior Vice President, Operations
Denise C. McWatters	Senior Vice President, General Counsel and Secretary

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2014, Messrs. Shaw and Cunningham spent all of their professional time managing our business and affairs. Messrs. Jennings and Aron and Ms. McWatters also served as executive officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs.

Under the terms of the Omnibus Agreement, we pay an annual administrative fee to HFC ($2.3 million in 2014 and $2.4 million as of January 1, 2015) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and outside legal support for general corporate and tax matters; and office space, furnishings and equipment. None of the services covered by the administrative fee is assigned any particular value individually. Although certain Named Executive Officers provide services to both HFC and us, no portion of the administrative fee is specifically allocated to services provided by the Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. With respect to equity compensation paid by us to the Named Executive Officers, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

In 2014, compensation decisions for Messrs. Shaw and Cunningham were made by the Compensation Committee, and we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to them. For the same period, we also reimbursed HLS for 100% of the expenses incurred in providing Messrs. Shaw and Cunningham with awards under our Long-Term Incentive Plan. All compensation provided to Messrs. Shaw and Cunningham for 2014 is discussed and reported, in accordance with SEC rules, in the narratives and tables that follow.

At its January 24, 2012 meeting, the Compensation Committee determined that, beginning in 2012, the executive officers of HLS that also served as executive officers of HFC, including Messrs. Jennings and Aron and Ms. McWatters, would no longer receive awards of equity-based compensation under the Long-Term Incentive Plan for the services provided to us. Instead, all compensation paid to such executive officers beginning in 2012 was paid and determined by HFC, without input from the Compensation Committee.

The compensation for the services performed for us by Messrs. Jennings and Aron and Ms. McWatters is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to Messrs. Jennings and Aron and Ms. McWatters for 2014 is allocated to the services they performed for us during 2014. The allocation was made based on the assumption that Mr. Jennings spent, in the aggregate, approximately 15% of his professional time in 2014 on our business and affairs; Mr. Aron spent, in the aggregate, approximately 20% of his professional time in 2014 on our business and affairs; and Ms. McWatters spent, in the aggregate, approximately 30% of her professional time in 2014 on our business and affairs. As a result, only 15% of the total amount of compensation Mr. Jennings received from HFC for 2014, only 20% of the total amount of compensation Mr. Aron received from HFC for 2014 and only 30% of the total amount of compensation Ms. McWatters received from HFC for 2014 is disclosed in the tables that follow. Because HFC made all decisions regarding the compensation paid to Messrs. Jennings and Aron and Ms. McWatters, those decisions are not discussed in this compensation discussion and analysis. The total compensation paid by HFC to Messrs. Jennings and Aron and Ms. McWatters in 2014 will be disclosed in HFC’s 2015 Proxy Statement.

The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Messrs. Shaw and Cunningham are described below and are charged to us monthly in accordance with the Omnibus Agreement.

Objectives of Compensation Program

Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance our long-term value for the benefit of our unitholders. Our objective is to be competitive with our industry and encourage high levels of performance from our executives.

In supporting our objectives, the Compensation Committee balances the use of cash and equity compensation in the total direct compensation package provided to Messrs. Shaw and Cunningham; however, the Compensation Committee has not adopted any formal policies for allocating their compensation among salary, bonus and long-term equity compensation.

In the fourth quarter of 2013, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Messrs. Shaw and Cunningham with a goal of providing competitive compensation to retain them, while at the same time providing them incentives to maximize long-term value for us and our unitholders. After reviewing internal evaluations, input by management, and market data provided by the Compensation Consultant, the Compensation Committee believes that the 2014 compensation paid to Messrs. Shaw and Cunningham reflects an appropriate allocation of compensation between salary, bonus and equity compensation.

Role of the Compensation Consultant and the Compensation Committee in the Compensation Setting Process

The Compensation Committee has engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), a consulting firm specializing in executive compensation, to advise the Compensation Committee on matters related to executive and non-employee director compensation and long-term equity incentive awards. The Compensation Consultant provides the Compensation Committee with relevant market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “-The Board, Its Committees and Director Compensation-Board Committees-Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with FWC.

The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting compensation for the Named Executive Officers. The Compensation Committee regularly reviews comparison data provided by the Compensation Consultant with respect to salary, annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviews such data to evaluate whether our compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtains market information from various sources, including published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey) and SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies. The purpose of the peer group is to provide a frame of reference with respect to executive compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2014 compensation included the following publicly traded master limited partnerships, which are representative of the companies with which we compete for executives:

Atlas Pipeline Partners, L.P.	NuStar Energy L.P.
Crosstex Energy, L.P.	PAA Natural Gas Storage, L.P.
DCP Midstream Partners L.P.	PVR Partners, L.P.
Eagle Rock Energy Partners, L.P.	Regency Energy Partners, L.P.
Genesis Energy, L.P.	Summit Midstream Partners, L.P.
Crestwood Equity Partners LP (formerly known as Inergy L.P.)	Targa Resources Partners, L.P.

The peer group used in 2014 was changed from the peer group used in 2013 due to the initial public offerings of more similarly situated publicly traded master limited partnerships and merger and acquisition activity.

Our objective generally is to position pay at levels approximately in the middle range of market practice, taking into account median levels derived from our peer group analysis. Following advice from the Compensation Consultant, we consider our salary and non-salary compensation components relative to the median compensation levels generally within the peer group rather than to an exact percentile above or below the median. If compensation is generally within plus or minus 20% of the market median, it is considered to be in the middle range of the market.

In 2014, the total direct compensation paid to Messrs. Shaw and Cunningham was generally in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

Role of Named Executive Officers in Determining Executive Compensation

In making executive compensation decisions, the Compensation Committee reviewed the total compensation provided to each executive in the prior year, the executive’s overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considered recommendations by the Chief Executive Officer and other factors in determining the appropriate final compensation amounts.

Various members of management facilitate the Compensation Committee’s consideration of compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Compensation Committee with guidance as to how such data impacts performance goals set by the Compensation Committee during the previous year. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself. The Compensation Committee makes the final decision as to the compensation of the Named Executive Officers (other than Messrs. Jennings and Aron and Ms. McWatters).

Overview of 2014 Executive Compensation Components and Decisions

In 2014, compensation decisions for Messrs. Shaw and Cunningham were made by the Compensation Committee. The components of compensation actually received by Messrs. Shaw and Cunningham in 2014 are as follows:

•	base salary;

•	annual incentive cash bonus compensation;

•	long-term equity incentive compensation;

•	severance and change in control benefits;

•	health and retirement benefits; and

•	perquisites.

Each of these components is described in further detail in the narrative that follows.

Base Salary

In the fourth quarter of 2013, the Compensation Committee conducted its annual review of base salaries for Messrs. Shaw and Cunningham and considered each of their respective positions, level of responsibility and performance in 2013. The Compensation Committee also reviewed competitive market data relevant to each individual’s position provided by the Compensation Consultant. Following a review of the various factors listed above, the Compensation Committee determined that an increase in each of Messrs. Shaw and Cunningham’s base salary was warranted for 2014. The following table sets forth the 2014 base salaries for Messrs. Shaw and Cunningham:

Name	2013 Base Salary	2014 Base Salary (1)	Percentage Increase from 2013
Bruce R. Shaw	$450,000	$468,000	4%
Mark T. Cunningham	$270,000	$278,100	3%
______________________

(1)	Represents salaries effective January 1, 2014.

Annual Incentive Cash Bonus Compensation

The Board adopted the HLS Annual Incentive Plan (the “Annual Incentive Plan”) in August 2004 to motivate eligible employees to produce outstanding results, encourage superior performance, increase productivity, contribute to health and safety goals, and aid in attracting and retaining key employees. The Compensation Committee oversees the administration of the Annual Incentive Plan, and any potential awards granted pursuant to the plan are subject to final determination by the Compensation Committee of achievement of the performance metrics for the applicable performance periods.

In the fourth quarter of 2013, the Compensation Committee approved target awards under the Annual Incentive Plan for 2014 and determined that the applicable performance period for the Annual Incentive Plan awards would be the 12-month period beginning October 1, 2013 and ending September 30, 2014, with determination and payment of the cash bonus amounts occurring in the fourth quarter of 2014.

The 2014 Annual Incentive Plan awards were subject to achievement of the following metrics:

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
_________________________

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

In addition to the pre-defined performance metrics described above, the Compensation Committee has discretion to approve an increase or a decrease in the executive officer’s bonus. Increases and decreases are determined using the same factors used to establish bonuses, and poor results on the indicated factors could, in the discretion of the Compensation Committee, result in a decrease in a bonus. The Compensation Committee may also consider other factors, including environmental, health and safety and conditions outside the control of the executive that could have affected the performance metrics. If the Compensation Committee believes additional compensation is warranted to reward an executive for outstanding performance, the Compensation Committee may increase the executive’s bonus amount in its discretion. In making the determination as to whether such discretion should be applied (either to decrease or increase a bonus), the Compensation Committee reviews recommendations from management.

The following table sets forth the target and maximum award opportunities (as a percentage of annual base salary) for Messrs. Shaw and Cunningham for 2014, and the portion of their target award opportunity allocated to each performance metric. The award opportunity amounts and allocations were not changed from 2013.

	Allocation Between Performance Metrics		Award Opportunities
Name	Actual vs. Budgeted DCF	Individual	Target	Maximum
Bruce R. Shaw	27.5%	27.5%	55.0%	110.0%
Mark T. Cunningham	20.0%	20.0%	40.0%	80.0%

Following the end of the performance period, the Chief Executive Officer evaluates the extent to which the applicable performance metrics have been achieved and recommends a bonus amount for each executive officer to the Compensation Committee. The Compensation Committee then determines the actual amount of the bonus award earned by and payable to each executive officer. Pursuant to our Annual Incentive Plan, the Compensation Committee determines actual achievement of each performance metric individually and the percentages determined with respect to the two performance metrics are then added together and multiplied by the individual’s base salary to calculate the bonus amount.

For the 2014 performance period, the actual distributable cash flow ($165.15 million) exceeded the budgeted distributable cash flow ($160.05 million) by 3.19%. As a result, the payout on this metric was approximately 109.56%. The following table sets forth the actual payouts to Messrs. Shaw and Cunningham for 2014 as a percentage of base salary, including payments made based on actual distributable cash flow versus budget and discretionary bonuses awarded for individual performance.

Name	Actual vs. Budgeted DCF	Individual	Total
Bruce R. Shaw	30.1%	26.1%	56.2%
Mark T. Cunningham	21.9%	23.7%	45.6%

In addition, for 2014, we awarded special one-time discretionary bonuses to Messrs. Shaw and Cunningham to recognize their contributions to us during the year in the amount of $10,680 and $7,992, respectively. Specifically, a special discretionary bonus was awarded to Mr. Shaw due to his understanding of our business, his credibility and approach with our employees and his overall commitment to the organization, and a special discretionary bonus was awarded to Mr. Cunningham for his efforts and contributions to us in 2014.

Long-Term Equity Incentive Compensation

The Long-Term Incentive Plan was adopted by the Board in August 2004 with the objective of promoting our interests by providing equity incentive compensation awards to eligible individuals. The Long-Term Incentive Plan also is intended to enhance our ability to attract and retain the services of individuals who are essential for our growth and profitability, to encourage those individuals to devote their best efforts to advancing our business, and to align the interests of those individuals with the interests of our unitholders. The Long-Term Incentive Plan was most recently amended and restated effective February 10, 2012.

The Long-Term Incentive Plan provides for the granting of the following awards: unit options, unit appreciation rights, restricted units, phantom units, unit awards and substitute awards. The Compensation Committee may approve grants of awards on terms that it determines appropriate, including the period during and the conditions on which the award will vest. Since our inception, we have granted only awards of restricted units, phantom units with time based vesting, fully vested unit awards, and phantom units with performance vesting (referred to as “performance units”).

The Compensation Committee typically grants long-term equity incentive awards to the Named Executive Officers (other than the Named Executive Officers who are also executive officers of HFC) on an annual basis. In determining the appropriate amount and type of long-term equity incentive awards to be granted to the Named Executive Officers each year, the Compensation Committee considers the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and strong performance with variable compensation dependent on that performance. For the 2014 year, the Compensation Committee awarded both restricted units and performance units to Messrs. Shaw and Cunningham. Any equity compensation awards granted by HFC to Messrs. Jennings and Aron and Ms. McWatters for the 2014 year will be disclosed in HFC’s 2015 Proxy Statement.

Historically, annual long-term equity incentive awards were granted during the first quarter of each year. In the fourth quarter of 2013, the Compensation Committee decided to make certain changes to its long-term equity incentive award grant process, including changes to the timing of annual grants for each year. Specifically, the Compensation Committee determined that annual grants of long-term equity incentive awards for 2014 and later years will be made in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. Pursuant to SEC rules, the long-term equity incentive awards granted in November 2013 for the 2014 year are disclosed as 2013 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in November 2013) and are not included in the 2014 Grants of Plan-Based Awards table below; however, because these awards relate to the 2014 year, they are described in greater detail below.

Restricted Unit Awards

A restricted unit award is an award of common units that are subject to a risk of forfeiture. In November 2013, Messrs. Shaw and Cunningham were the only current executive officers who were granted restricted units. The number of restricted units awarded is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of restricted units awarded to each of them in November 2013 for the 2014 year:

Name	Number of Restricted Units
Bruce R. Shaw	10,692
Mark T. Cunningham	6,786

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

Performance Unit Awards

A performance unit is a notational phantom unit subject to certain performance conditions that entitles the grantee to receive a common unit upon the vesting of the unit. Performance units are generally settled only upon the attainment of pre-established performance targets, which may include the achievement of specified financial objectives determined by the Compensation Committee. The Compensation Committee also approves the period over which the performance targets must be attained in order for performance units to vest. In November 2013, Messrs. Shaw and Cunningham were the only executive officers who were granted performance units. The performance period for the November 2013 awards began on January 1, 2014 and ends on December 31, 2016. An executive officer generally must remain employed through the end of the performance period in order to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

With respect to the performance unit awards for the 2014 year, Messrs. Shaw and Cunningham were each granted a target number of performance units. The target number is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Messrs. Shaw and Cunningham in November 2013 for the 2014 year:

Name	Target Number of Performance Units
Bruce R. Shaw	10,692
Mark T. Cunningham	2,262

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in November 2013. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” Specifically, the actual number of units earned at the end of the performance period will be determined by multiplying the target number of performance units awarded by the performance percentage as follows:

Achieved Distributable Cash Flow/Unit Equals	Performance Percentage (%) (1)
Base Distributable Cash Flow/Unit or Less	50%
Target Distributable Cash Flow/Unit	100%
Incentive Distributable Cash Flow/Unit	150%
____________________

(1)	The percentages above are interpolated between points up to a maximum of 150% but no less than 50%. The result is rounded to the nearest whole percentage, but not to a number in excess of 150%.

For the performance units:

Term	What It Means
Achieved Distributable Cash Flow/Unit
Actual Distributable Cash Flow in 2016 adjusted, on an annualized basis, to the extent such adjustment is not reflected in Actual Distributable Cash Flow in 2016, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2016

Base Distributable Cash Flow/Unit
Distributable Cash Flow for 2013 adjusted, on an annualized basis, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2013

Target Distributable Cash Flow/Unit	Base Distributable Cash Flow/Unit x (100% + WAIA1) x (100% + WAIA2) x (100% + WAIA3)
Incentive Distributable Cash Flow/Unit	Base Distributable Cash Flow/Unit x (100% + (WAIA1 + 4%)) x (100% + (WAIA2 + 4%)) x (100% + (WAIA3 + 4%))
WAIA
The weighted after inflation adjustment for each of years 1, 2 and 3 of the performance period (identified as WAIA1, WAIA2, and WAIA3, respectively) to HEP’s applicable sources of revenue calculated as follows: annual percentage increase of the Producers Price Index - Commodities-Finished Goods published by the U.S. Department of Labor, Bureau of Labor Statistics plus 1.5%

For purposes of calculating Target Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit, the WAIA is rounded to the nearest 0.1%

Prior to vesting, distributions are paid on each outstanding performance unit, based on the target number of performance units subject to the award, at the same rate as distributions paid on our common units. The distributions are not subject to forfeiture.

Acquisition of Common Units for Long-Term Incentive Plan Awards

Common units delivered in connection with long-term equity incentive awards may be common units acquired by HLS on the open market, common units already owned by HLS, common units acquired by HLS directly from us or any other person or any combination of the foregoing. We currently do not hold treasury units. HLS is entitled to reimbursement by us for the cost of acquiring the common units utilized for the grant or settlement of long-term equity incentive awards.

Retirement and Other Benefits

Our Named Executive Officers participate in certain retirement plans sponsored and maintained by HFC. The cost of retirement benefits for the Named Executive Officers who are not also executive officers of HFC are charged monthly to us in accordance with the terms of the Omnibus Agreement. The terms of these benefit arrangements are described below.

Defined Contribution Plan

For 2014, our Named Executive Officers were eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $17,500 for 2014, with employees 50 years of age or over able to make additional tax-deferred contributions of $5,500.

For 2014, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2014, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Messrs. Shaw and Cunningham were charged to us in 2014 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2014, our Named Executive Officers were eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including matching restoration contributions, retirement restoration contributions, transition benefit contributions (pursuant to the Transition Benefit Plan described below), and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Messrs. Shaw and Cunningham were charged to us in 2014 pursuant to the Omnibus Agreement.

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

Messrs. Shaw and Cunningham were the only Named Executive Officers who participated in the Retirement Plan. Mr. Shaw is the only Named Executive Officer who is a participant in the Restoration Plan. Mr. Shaw’s Restoration Plan benefits were charged to us in 2014 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Messrs. Shaw and Cunningham were charged to us in 2014 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. For security reasons as a result of our increased size and value, we reimburse Mr. Shaw up to $9,500 per year for any out-of-pocket expenses related to security training, consulting or technology. Mr. Shaw did not elect to utilize the security perquisite in 2014. We also provide reserved parking spaces for Messrs. Shaw and Cunningham.

Change in Control Agreements

As of the date of this Annual Report on Form 10-K, neither we nor HLS has entered into any employment agreements with any of the Named Executive Officers. On February 14, 2011, the Board adopted the Holly Energy Partners, L.P. Change in Control Policy (the “Change in Control Policy”) and the related form of Change in Control Agreement for certain officers of HLS (each, a “Change in Control Agreement”). The material terms of, and the quantification of, the potential amounts payable under the Change in Control Agreements currently in effect with certain Named Executive Officers are described below in the section titled “Potential Payments upon Termination or Change in Control.” The Change in Control Agreements contain “double-trigger” payment provisions that require not only a change in control of HFC, HLS or HEP, but also a qualifying termination of the executive’s employment within a specified period of time following the change in control in order for an officer to be entitled to benefits. We believe the Change in Control Agreements provide for management continuity in the event of a change in control and provide competitive benefits for the recruitment and retention of executives.

We entered to a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and with Mr. Shaw, effective as of January 1, 2013, in each case, in accordance with the Change in Control Policy. We bear all costs and expenses associated with these agreements.

HFC has entered into Change in Control Agreements with Messrs. Jennings and Aron and Ms. McWatters, which were in effect during 2014 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements will be described in HFC’s 2015 Proxy Statement.

Unit Ownership and Retention Policy for Executives

The Board, the Compensation Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. In October 2013, the Compensation Committee recommended, and the Board approved, a new unit ownership and retention policy, which increased the retention requirements for Mr. Shaw and subjected Mr. Cunningham to unit retention requirements, in each case equal in value to the following:

Executive Officer	Value of Units
Bruce R. Shaw	2x Base Salary
Mark T. Cunningham	1x Base Salary

Each covered officer is required to meet the applicable requirements within five years of first being subject to the policy. Officers are required to continuously own sufficient units to meet the unit ownership and retention requirements once attained. Until the officers attain compliance with the unit ownership and retention policy, the officers will be required to hold 25% of the units received from any equity award, net of any units used to pay the exercise price or tax withholdings. If an officer attains compliance with the unit ownership and retention policy and subsequently falls below the requirement because of a decrease in the price of our common units, the officer will be deemed in compliance provided that the officer retains the units then held.

As of December 31, 2014, the Named Executive Officers listed above were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Our Named Executive Officers are subject to the HEP Insider Trading Policy, which, among other things, prohibits such individuals from entering into short sales or hedging or pledging our common units and HFC common stock.

Tax and Accounting Implications

We account for equity compensation expenses under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Because we are a partnership, Section 162(m) of the Code does not apply to compensation paid to our Named Executive Officers. Accordingly, the Compensation Committee does not consider its impact in determining compensation levels. The Compensation Committee has taken into account the tax implications to us in its decision to grant long-term equity incentive compensation awards in the form of restricted units and performance units as opposed to options or unit appreciation rights.

Recoupment of Compensation

To date, the Board has not adopted a formal clawback policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, equity awards granted to Named Executive Officers are subject to the terms of the Long-Term Incentive Plan, which states that such awards may be cancelled, repurchased and/or recouped to the extent required by applicable law or any clawback policy that we adopt. The Compensation Committee will evaluate the practical, administrative and other implications of adopting, implementing and enforcing a clawback policy.

2015 Compensation Decisions

Long-Term Equity Incentive Compensation

In October 2014, the Compensation Committee approved annual grants of restricted units and performance units to certain of our Named Executive Officers for the 2015 year. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2014 for the 2015 year are disclosed as 2014 compensation in the Summary Compensation Table and are reported in the 2014 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Restricted Unit Awards

In October 2014, Messrs. Shaw and Cunningham were the only Named Executive Officers who were granted restricted units. The number of restricted units granted to each Named Executive Officer that received restricted units in October 2014 was determined in the same manner as the November 2013 restricted unit awards described above. The following table sets forth the number of restricted units awarded to each of them in October 2014 for the 2015 year:

Name	Number of Restricted Units
Bruce R. Shaw	9,684
Mark T. Cunningham	6,705

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

The restricted units granted in October 2014 to Messrs. Shaw and Cunningham vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2017.

Restricted Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Restricted Units Vested
Immediately following December 15, 2015	1/3
Immediately following December 15, 2016	2/3
Immediately following December 15, 2017	All

(1) Vesting will occur on the first business day following December 15 if December 15 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In October 2014, Messrs. Shaw and Cunningham were the only Named Executive Officers who were granted performance units. The performance period for the October 2014 awards began on January 1, 2015 and ends on December 31, 2017. The target number of performance units granted to each Named Executive Officer that received performance units in October 2014 was determined in the same manner as the November 2013 performance unit awards described above. The following table sets forth the target performance units granted to Messrs. Shaw and Cunningham in October 2014 for the 2015 year:

Name	Target Number of Performance Units
Bruce R. Shaw	9,684
Mark T. Cunningham	2,235

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in October 2014, which is the same performance objective utilized for the November 2013 awards. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” The actual number of units earned at the end of the performance period will be calculated in the same manner as the performance unit awards granted in November 2013, as adjusted to reflect the applicable performance period for the 2015 awards.

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

Name and Principal Position (1)	Year	Salary	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Michael C. Jennings Chief Executive Officer (7)	2014	$1,060,000	—	—	$262,411	—	—	$1,322,411
Douglas S. Aron Executive Vice President and Chief Financial Officer (8)	2014	$560,000	—	—	$11,967	—	—	$571,967
	2013	530,000	—	—	124,850	—	—	654,850
	2012	261,350	—	—	—	—	—	261,350
Bruce R. Shaw President	2014	$468,000	$132,945	$650,184	$141,055	$2,200	$92,690	$1,487,074
	2013	450,000	156,335	1,200,172	151,965	—	96,069	2,054,541
	2012	400,707	—	—	—	—	—	400,707
Mark T. Cunningham Senior Vice President, Operations	2014	$278,100	$74,041	$300,116	$60,960	—	$100,870	$814,086
	2013	270,000	67,588	550,129	66,312	—	97,900	1,051,929
	2012	236,160	47,920	250,043	52,080	31,211	97,280	714,694
Denise C. McWatters Senior Vice President, General Counsel and Secretary (9)	2014	$400,000	—	—	$45,057	—	—	$445,057

(1)
As a result of changes to our grant timing practices adopted by the Compensation Committee during the fourth quarter of 2013, Messrs. Shaw and Cunningham received two grants of long-term equity incentive awards during 2013-(a) one for the 2013 year, granted in March 2013, and (b) one for the 2014 year, granted in November 2013. Because the awards for the 2014 year were granted during 2013, they are reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, in accordance with SEC rules. As a result of this reporting requirement, the amount of compensation awarded to Messrs. Shaw and Cunningham for 2013 is overstated. Long-term equity incentive awards granted in October 2014 for the 2015 year are reported in the “Unit Awards” column of the Summary Compensation Table for 2014, in accordance with SEC rules. The awards for the 2015 year are described above in the section titled “Compensation Discussion and Analysis-2015 Compensation Decisions-Long-Term Equity Incentive Compensation.”

(2)
Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.

For 2014, includes a special one-time discretionary bonus paid to (a) Mr. Shaw ($10,680) due to his understanding of our business, his credibility and approach with our employees and his overall commitment to the organization, and (b) Mr. Cunningham ($7,992) for his efforts and contributions to us in 2014.

(3)
Represents the aggregate grant date fair value of awards of restricted units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2014 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

Because the awards for the 2014 year were granted in November 2013, they are reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, in accordance with SEC rules. The restricted unit and performance unit awards for the 2015 year were granted in October 2014 and are reported in the “Unit Awards” column of the Summary Compensation Table for 2014 rather than 2015, in accordance with SEC rules.

With respect to performance units awarded in October 2014, the amounts in the Summary Compensation Table are based on a probable payout percentage of 100%. If the performance units granted in October 2014 are paid out at the maximum payout level of 150% for Messrs. Shaw and Cunningham, the grant date fair value of their 2015 award of performance units would be as follows: Mr. Shaw, $487,638 and Mr. Cunningham, $112,527.

The terms of the restricted unit and performance unit awards granted in October 2014 for the 2015 year are described under “Compensation Discussion and Analysis - 2015 Compensation Decisions - Long-Term Equity Incentive Compensation.” For additional information on outstanding restricted unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.” No forfeitures of equity awards held by the Named Executive Officers occurred in 2014.

(4) Represents the bonus amount, if any, paid under our Annual Incentive Plan, other than with respect to the individual performance metric (which amounts are reported in the “Bonus” column). The 2014 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis-Overview of 2014 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” See notes 7 through 9 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Jennings and Aron and Ms. McWatters, respectively.

(5) For Mr. Shaw, represents the aggregate change in the actuarial present value of his accumulated benefits under the Restoration Plan. The Retirement Plan was liquidated in June 2013.

(6)	For 2014, includes the compensation as described under “All Other Compensation” below.

(7)
During 2014, Mr. Jennings split his professional time between HFC and us, and all compensation paid to him for 2014 was determined and paid by HFC. In accordance with SEC rules, a portion of the total compensation paid by HFC to Mr. Jennings for 2014 is allocated to the services he performed for us during 2014. The allocation was made based on the assumption that Mr. Jennings spent, in the aggregate, approximately 15% of his professional time in 2014 on our business and affairs. As a result 15% of the total amount of compensation Mr. Jennings received from HFC for 2014 has been reported in this table and the allocated amount has been solely attributed in the table above to Mr. Jennings’s base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to Mr. Jennings by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, and multiplied by 15%. The total compensation paid by HFC to Mr. Jennings in 2014 (including the portion of his salary and non-equity incentive plan compensation reported in this table) as well as a discussion of how the total amount of his non-equity incentive plan compensation for 2014 was determined will be disclosed in HFC’s 2015 Proxy Statement.

(8)
During 2014, Mr. Aron split his professional time between HFC and us, and all compensation paid to him for 2014 was determined and paid by HFC. In accordance with SEC rules, a portion of the total compensation paid by HFC to Mr. Aron for 2014 is allocated to the services he performed for us during 2014. The allocation was made based on the assumption that Mr. Aron spent, in the aggregate, approximately 20% of his professional time in 2014 on our business and affairs. As a result, 20% of the total amount of compensation Mr. Aron received from HFC for 2014 has been reported in this table and the allocated amount has been solely attributed in the table above to Mr. Aron’s base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to Mr. Aron by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, and multiplied by 20%. The total compensation paid by HFC to Mr. Aron in 2014 (including the portion of his salary and non-equity incentive plan compensation reported in this table) as well as a discussion of how the total amount of his non-equity incentive plan compensation for 2014 was determined will be disclosed in HFC’s 2015 Proxy Statement.

(9)
During 2014, Ms. McWatters split her professional time between HFC and us, and all compensation paid to her for 2014 was determined and paid by HFC. In accordance with SEC rules, a portion of the total compensation paid by HFC to Ms. McWatters for 2014 is allocated to the services she performed for us during 2014. The allocation was made based on the assumption that Ms. McWatters spent, in the aggregate, approximately 30% of her professional time in 2014 on our business and affairs. As a result, 30% of the total amount of compensation Ms. WcWatters received from HFC for 2014 has been reported in this table and the allocated amount has been solely attributed in the table above to Ms. McWatters’s base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to Ms. McWatters by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, and multiplied by 30%. The total compensation paid by HFC to Ms. McWatters in 2014 (including the portion of her salary and non-equity incentive plan compensation reported in this table) as well as a discussion of how the total amount of her non-equity incentive plan compensation for 2014 was determined will be disclosed in HFC’s 2015 Proxy Statement.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2014 in the Summary Compensation Table above.

Name	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Transition Benefit Contributions	Tax Reimbursements (1)	Total
Michael C. Jennings	—	—	—	—	—	—	—
Douglas S. Aron	—	—	—	—	—	—	—
Bruce R. Shaw	$15,600	$16,900	$28,891	$31,299	—	—	$92,690
Mark T. Cunningham	15,600	13,650	10,373	9,076	$52,000	$171	100,870
Denise C. McWatters	—	—	—	—	—	—	—
___________________

(1)
For Mr. Cunningham, represents tax payments made on the executive's behalf with respect to imputed income for family travel on HFC’s aircraft when the executive was traveling for business purposes and the family travel is business related.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2014. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan (other than with respect to the discretionary individual performance portion of the awards), as “RUA” for restricted unit awards, and as “PUA” for performance unit awards. In 2014, awards of performance units and restricted units were issued under our Long-Term Incentive Plan. Messrs. Jennings and Aron and Ms. McWatters did not receive any plan-based awards from us during 2014.

The restricted unit and performance unit grants reported below were granted in October 2014 for the 2015 year and are reported in this table as 2014 compensation in accordance with SEC rules. These awards are described in greater detail above under “Compensation Discussion and Analysis-2015 Compensation Decisions-Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in November 2013 for the 2014 year were previously reported as 2013 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum	All other Equity Awards (3)	Grant Date Fair Value (4)
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
Douglas S. Aron	—	—	—	—	—	—	—	—	—	—
Bruce R. Shaw	AICP		$0	$128,700	$257,400
	PUA	10/29/2014				4,842	9,684	14,526		$325,092
	RUA	10/29/2014							9,684	$325,092
Mark T. Cunningham	AICP		$0	$55,620	$111,240
	PUA	10/29/2014				1,118	2,235	3,352		$75,029
	RUA	10/29/2014							6,705	$225,087
Denise C. McWatters	—	—	—	—	—	—	—	—	—	—

(1)
Represents the potential payouts for the awards under our Annual Incentive Plan, which were subject to the achievement of certain performance metrics. The performance metrics and awards are described under “Compensation Discussion and Analysis - Overview of 2014 Executive Compensation Components and Decisions - Annual Incentive Cash Bonus Compensation.” Amounts reported do not include amounts potentially payable pursuant to the discretionary individual performance portion of the award. The amount actually paid with respect to the individual performance portion of the award is reported in the “Bonus” column of the Summary Compensation Table for 2014, and the amount actually paid with respect to the portion of the award reported in this table is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2014.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in October 2014 for the 2015 year are described above under “Compensation Discussion and Analysis - 2015 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

(3)
Represents awards of restricted units. The terms of the restricted unit awards granted in October 2014 for the 2015 year are described above under and “Compensation Discussion and Analysis - 2015 Compensation Decisions - Long-Term Equity Incentive Compensation - Restricted Unit Awards.”

(4)
Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $33.57 on October 29, 2014. The value of performance units granted on October 29, 2014 reflects a probable payout percentage of 100%.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding restricted units and performance units held by each Named Executive Officer as of December 31, 2014, including awards that were granted prior to 2014. The value of these awards was calculated based on a price of $29.91 per unit, the closing price of our common units on December 31, 2014. Messrs. Jennings and Aron and Ms. McWatters do not hold any outstanding equity awards under our Long-Term Incentive Plan.

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

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Michael C. Jennings	—	—	—	—	—
Douglas S. Aron	—	—	—	—	—
Bruce R. Shaw	RUA	19,056	$569,965
	PUA			40,661	$1,216,156
Mark T. Cunningham	RUA	12,912	$386,198
	PUA			9,270	$277,266
Denise C. McWatters	—	—	—	—	—

(1)	Includes the following restricted unit awards granted by us:

•
in March 2013 to Mr. Shaw (6,732) and Mr. Cunningham (5,049), of which one third vested on December 15, 2013, one third vested on December 15, 2014 and the remaining one third vests on December 15, 2015;

•
in November 2013 to Mr. Shaw (10,692) and Mr. Cunningham (6,786), of which one third vested on December 15, 2014, one third vests on December 15, 2015 and the remaining one third vests on December 15, 2016; and

•
in October 2014 to Mr. Shaw (9,684) and Mr. Cunningham (6,705), of which one third vests on December 15, 2015, one third vests on December 15, 2016 and the remaining one third vests on December 15, 2017.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):

•	in March 2013 to Mr. Shaw (6,731) and Mr. Cunningham (1,683), in each case, with a performance period that ends on December 31, 2015;

•	in November 2013 to Mr. Shaw (10,692) and Mr. Cunningham (2,262), in each case, with a performance period that ends on December 31, 2016; and

•	in October 2014 to Mr. Shaw (9,684) and Mr. Cunningham (2,235), in each case, with a performance period that ends on December 31, 2017.
For the performance units, the actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” Under the terms of the grants, each of Messrs. Shaw and Cunningham may earn from 50% to 150% of the target number of performance units granted to him.
Option Exercises and Units Vested
The following table provides information regarding the vesting in 2014 of restricted unit awards held by the Named Executive Officers. None of the performance unit awards held by the Named Executive Officers vested in 2014. Messrs. Jennings and Aron and Ms. McWatters do not currently hold any equity awards under our Long-Term Incentive Plan and did not have any equity awards under our Long-Term Incentive Plan that vested during 2014. To date, we have not granted any unit options.

The value realized from the vesting of restricted unit awards is equal to the closing price of our common units on the vesting date (or, if the vesting date is not a trading day, on the trading day immediately following the vesting date, unless provided otherwise by the applicable award agreement) multiplied by the number of units acquired on vesting. The value is calculated before payment of any applicable withholding or other income taxes.

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael C. Jennings	—	—
Douglas S. Aron	—	—
Bruce R. Shaw	5,808	$168,374
Mark T. Cunningham	6,668	$193,305
Denise C. McWatters	—	—

Pension Benefits Table
As discussed in greater detail above under “Compensation Discussion and Analysis-Overview of 2014 Executive Compensation Components and Decisions-Retirement and Other Benefits-Retirement Pension Plans and Transition Benefit,” HFC previously maintained the Retirement Plan, a tax-qualified defined benefit retirement plan, that was liquidated in 2013. Messrs. Shaw and Cunningham were the only Named Executive Officers who were participants in the Retirement Plan. As part of the liquidation of the Retirement Plan, the retirement benefits owed to Messrs. Shaw and Cunningham were distributed in a lump sum, and neither Mr. Shaw nor Mr. Cunningham is owed any additional benefits under the Retirement Plan.

HFC continues to maintain the Restoration Plan, which is an unfunded non-qualified plan that provides supplemental retirement benefits to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations. As of January 1, 2012, participants in the Restoration Plan are no longer accruing additional benefits. Mr. Shaw is the only Named Executive Officer who has accumulated benefits under the Restoration Plan.

The supplemental retirement benefits under the Restoration Plan are provided so that the total retirement benefits for the participants are maintained at the levels contemplated in the Retirement Plan before application of Internal Revenue Code limitations. Specifically, the amount of benefits payable under the Restoration Plan is equal to a participant’s benefit payable in the form of a life annuity calculated under the Retirement Plan without regard to the Internal Revenue Code limitations less the amount of the Retirement Plan benefit that can be paid under the Retirement Plan after application of Internal Revenue Code limits. Benefits under the Restoration Plan are generally payable in the same form and at the same time as the participant’s benefits under the Retirement Plan for benefits earned through 2004 (pre-409A benefits), and as a lump sum for benefits earned after 2004 (post-409A benefits). The Restoration Plan has not been terminated and post-409A benefits will generally not be paid until a participant’s separation from service in accordance with applicable Internal Revenue Code rules.

In connection with the cessation of benefit accruals under the Retirement Plan and the Restoration Plan in 2012, HFC adopted a Transition Benefit Plan pursuant to which eligible participants are provided a transition benefit for each of 2012, 2013, and 2014. For executive officers, the transition benefit is paid in the form of a transition benefit contribution to the NQDC Plan. For additional information regarding these transition benefit contributions, see the narrative preceding the “Nonqualified Deferred Compensation Table.”

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael C. Jennings	—	—	—	—
Douglas S. Aron	—	—	—	—
Bruce R. Shaw	Restoration Plan	8.25	$10,956	—
Mark T. Cunningham	—	—	—	—
Denise C. McWatters	—	—	—	—

The actuarial present value of the accumulated benefits under the Restoration Plan reflected in the above chart was determined using the same assumptions as used for financial reporting purposes (which are discussed further in Note 16 to HFC’s consolidated financial statements for the fiscal year ended December 31, 2014), except the payment date was assumed to be age 62 rather than age 65. The earliest age at which a benefit can be paid with no benefit reduction under the Restoration Plan is age 62. In addition, the material assumptions used for these calculations include the following:

Discount Rate	3.65%

Mortality Table	RP-2014 Mortality with Scale MP-2014 - Generational Annuitant, male and female

Nonqualified Deferred Compensation

In 2014, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan functions as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2014, the annual deferral contribution limit under the 401(k) Plan was $17,500, and the annual compensation limit was $260,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Once eligible employees reach the Internal Revenue Code limits on contributions under the 401(k) Plan, contributions automatically begin being contributed to the NQDC Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation, and certain other items. Eligible participants are required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2014, the catch-up contribution limit was $5,500. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

Participants in the NQDC Plan are eligible to receive a matching restoration contribution with respect to their elective deferrals made up to 6% of the participant’s eligible earnings for the plan year in excess of the limits under Section 401(k) of the Internal Revenue Code. These matching restoration contributions are fully vested at all times. In addition, participants are eligible for a retirement restoration contribution ranging from 3% to 8% of the participant’s eligible earnings for the plan year in excess of the limits under Section 401(k) of the Internal Revenue Code, based on years of service, as follows:

Years of Services	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

Retirement restoration contributions are subject to a three-year cliff vesting period and will become fully vested in the event of the participant’s death or a change in control. Participants may also receive nonqualified nonelective contributions under the NQDC Plan, which contributions may be subject to a vesting schedule determined at the time the contributions are made.

Former participants in the Retirement Plan whose benefit accruals ceased as of the close of business on December 31, 2011 are also eligible to receive a transition benefit contribution under the NQDC Plan for plan years 2012, 2013 and 2014. The amount of the transition benefit contribution for each year is equal to the participant’s eligible compensation (determined in accordance with the Transition Benefit Plan) as of December 31 of that year, multiplied by a transition benefit percentage determined based on the participant’s eligible years of service as of January 1, 2012 (in the case of salaried employees) in accordance with the following table:

Years of Services	Transition Benefit (as percentage of eligible compensation)
Less than 5 years	10%
5 to 15 years	20%
15 to 20 years	25%
20 years and over	35%

The participant must be employed on the last day of the year (subject to certain exceptions for death or disability) in order to earn a transition benefit contribution for that year. Transition benefit contributions are fully vested immediately. Eligible compensation used to calculate the transition benefit contribution is subject to applicable Internal Revenue Code limits ($260,000 in 2014), except that if an employee participated in the Restoration Plan, all of his or her eligible compensation will be taken into consideration in determining the transition benefit contribution.

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2014, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan, except that the tax-qualified 401(k) Plan offers the Principal Stable Value Fund and the NQDC Plan instead offers the Principal Money Market Fund. Earnings for 2014 with respect to NQDC Plan amounts invested in the Principal Money Market Fund did not exceed 120% of the applicable long-term federal rate (2.60%) and, as a result, no above market or preferential earnings were paid under the NQDC Plan for 2014. The following table lists the investment options for the NQDC Plan in 2014 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	2.01%
American Century Mid-Cap Value Instl Fund	16.55%
Buffalo Small Cap Fund	-6.55%
Columbia Acorn International Z Fund	-4.28%
Columbia Acorn Z Fund	0.82%
Fidelity Contrafund	9.56%
Fidelity Low-Priced Stock Fund	7.65%
Harbor Capital Appreciation Inst Fund	9.93%
LargeCap S&P 500 Index Inst Fund	13.50%
MidCap S&P 400 Index Inst Fund	9.51%
Money Market Inst Fund	—
Oppenheimer Developing Markets Institutional Fund	-4.39%
PIMCO Total Return Instl Fund	4.69%
PIMCO All Asset All Authority Inst Fund	-2.35%
SmallCap S&P 600 Index Inst Fund	5.52%
T. Rowe Price Retirement Balanced Fund	3.91%
T. Rowe Price Retirement 2005 Fund	4.72%
T. Rowe Price Retirement 2010 Fund	4.99%
T. Rowe Price Retirement 2015 Fund	5.37%
T. Rowe Price Retirement 2020 Fund	5.63%
T. Rowe Price Retirement 2025 Fund	5.84%
T. Rowe Price Retirement 2030 Fund	6.05%
T. Rowe Price Retirement 2035 Fund	6.07%
T. Rowe Price Retirement 2040 Fund	6.18%
T. Rowe Price Retirement 2045 Fund	6.14%
T. Rowe Price Retirement 2050 Fund	6.19%
T. Rowe Price Retirement 2055 Fund	6.18%
Thornburg International Value R6 Fund	-5.37%
Vanguard Equity-Income Adm. Fund	11.38%
Vanguard Total Bond Market Index Admiral Fund	5.89%
Vanguard Total International Stock Index Admiral Fund	-4.17%

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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Messrs. Shaw and Cunningham were charged to us in 2014 pursuant to the Omnibus Agreement. The following table provides information regarding contributions to, and the year-end balance of, the NQDC Plan accounts for the Named Executive Officers (other than Messrs. Jennings and Aron and Ms. McWatters) in 2014. Even though Messrs. Jennings and Aron and Ms. McWatters are also participants in the NQDC Plan, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits are paid for by HFC. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Jennings and Aron and Ms. McWatters, will be provided in HFC’s 2015 Proxy Statement.

Name	Executive Contributions (1)	Company Contributions (2)	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014 (3)
Michael C. Jennings	—	—	—	—	—
Douglas S. Aron	—	—	—	—	—
Bruce R. Shaw	$26,991	$60,190	$0	—	$342,153
Mark T. Cunningham	47,432	71,449	12,667	—	376,437
Denise C. McWatters	—	—	—	—	—
_______________

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2014.

(2)	These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2014.

(3)
The aggregate balance for each Named Executive Officer reflects the cumulative value, as of December 31, 2014, of the employee and employer-provided contributions to the NQDC Plan for the Named Executive Officer’s account, and any earnings on these amounts, since the Named Executive Officer began participating in the NQDC Plan in 2012. In addition, for Mr. Cunningham, the aggregate balance also includes his transition benefit payment earned for 2014 that was not paid to him until 2015. We previously reported executive and company contributions for Messrs. Shaw and Cunningham in the Summary Compensation Table in the following aggregate amounts: (a) Mr. Shaw - $90,762 (for 2013), and (b) Mr. Cunningham - $116,120 (for 2012) and $113,145 (for 2013).

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

Change in Control Agreements

During 2014, Messrs. Shaw and Cunningham were each party to a Change in Control Agreement with us, in accordance with our Change in Control Policy. We entered into a Change in Control Agreement with Mr. Shaw, effective as of January 1, 2013, and with Mr. Cunningham, effective as of February 14, 2011. We bear all costs and expenses associated with these agreements.

HFC has Change in Control Agreements with each of Messrs. Jennings and Aron and Ms. McWatters, which were in effect during 2014. Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreements with Messrs. Jennings and Aron and Ms. McWatters will be disclosed in HFC’s 2015 Proxy Statement.

The Change in Control Agreements under our Change in Control Policy terminate on the day prior to the three year anniversary of the effective date, and thereafter automatically renew for successive one year terms (on each anniversary date thereafter) unless a cancellation notice is given by us 60 days prior to the automatic extension date. The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of HFC, HLS or HEP (1) the executive’s employment is terminated without “Cause,” voluntarily for “Good Reason,” or as a condition of the occurrence of the transaction constituting the “Change in Control,” and (2) the executive is not offered employment with HFC, HLS, HEP, HEP Logistics or any of their affiliates on substantially the same terms in the aggregate as his previous employment within 30 days after the termination, then the executive will receive the following cash severance amounts paid by us:

•	an amount equal to his accrued and unpaid salary, unreimbursed expenses and accrued vacation pay, and

•
a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of the date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier is (a) 2.0 for Mr. Shaw, and (b) 1.0 for Mr. Cunningham.

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

Long-Term Equity Incentive Awards

The outstanding long-term equity incentive awards granted under the Long-Term Incentive Plan to our Named Executive Officers vest upon a “Special Involuntary Termination,” which occurs when, within 60 days prior to or at any time after a “Change in Control”:

•	the executive’s employment is terminated, other than for “Cause,” or

•	the executive resigns within 90 days following an “Adverse Change.”

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

•
Performance Units: The executive will remain eligible to vest with respect to a pro rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. The Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period (provided that executives will earn and receive payment with respect to no less than 50% of the performance units awarded in 2013 and 2014). The foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Separation or for “Cause.”

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

For purposes of the restricted unit awards, “Adverse Change” is defined as:

•	a change in the city in which the executive is required to work;

•	a substantial increase in travel requirements of employment;

•	a substantial reduction in the duties of the type previously performed by the executive; or

•	a significant reduction in compensation or benefits (other than bonuses and other discretionary items of compensation) that does not apply generally to executives.

For purposes of the performance unit awards, “Adverse Change” is defined as, without the consent of the executive:

•	a change in the executive’s principal office of employment of more than 25 miles from the executive’s work address at the time of grant of the award;

•	a material increase (without adequate consideration) or material reduction in the duties to be performed by the executive; or

•	a material reduction in the executive’s base compensation (other than bonuses and other discretionary items of compensation) that does not apply generally to employees.

For purposes of the long-term equity incentive awards, “Cause” is defined as:

•	an act of dishonesty constituting a felony or serious misdemeanor and resulting (or intended to result in) gain or personal enrichment to the executive at the expense of HLS;

•	gross or willful and wanton negligence in the performance of the executive’s material and substantial duties; or

•	conviction of a felony involving moral turpitude.

Holly Retirement Restoration Plan
The Restoration Plan provides benefits to participants in the event of a change in control of HFC. Mr. Shaw is the only Named Executive Officer who is a participant in the Restoration Plan. Under the Restoration Plan, each participant’s benefits are paid, in the form of an annuity contract and a cash payment, immediately upon such a change in control, where the stockholders of HFC before the transaction own, after the transaction, less than 40% of the effective voting power of HFC. The annuity contract is in an amount equal to the benefits otherwise due the recipient under the Restoration Plan reduced by the amount of the cash payment. Although we and HFC typically believe that double-trigger arrangements more effectively advance the interests of our unitholders and stockholders in the face of potential “change in control” transactions, HFC has elected to maintain the historical single-trigger terms of the Restoration Plan with respect to these retirement benefits held by long-time executives. Further, in light of the double-trigger arrangements in our other severance agreements, we believe our executive officers are adequately incentivized to remain employed by us (or our successor) following a corporate transaction, unless and until their employment is terminated without “cause” or due to a constructive termination. The Restoration Plan is the only arrangement in the current compensation program that provides single-trigger benefits. Because the Restoration Plan has not been liquidated, the amounts payable under the Restoration Plan upon a change in control transaction are reflected in the table below.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2014. For these purposes, our common unit price was assumed to be $29.91, which was the closing price per unit on December 31, 2014.
In reviewing the table, please note the following:

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2014 year was taken prior to December 31, 2014. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include accrued vacation amounts accrued in 2014 for the 2015 year.

•
For amounts payable to the Named Executive Officers with respect to performance units upon a termination due to death, disability, retirement, or other separation (other than a voluntary separation, a for “Cause” separation or a Special Involuntary Termination), we assumed the performance units would be settled at the maximum level based on performance through December 31, 2014. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets. Due to the change in vesting dates of outstanding restricted unit awards to December 15 of a given year, no amounts are reported for accelerated vesting of restricted unit awards upon termination due to death, disability or retirement because units attributable to fiscal year 2014 vested on December 15, 2014.

•
The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by (a) 24 months for Mr. Shaw, and (b) 12 months for Mr. Cunningham.

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control, and (c) the presumption required under applicable regulations that the equity awards granted in 2014 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments (1)	Value of Welfare Benefits	Vesting of Equity Awards	Total
Michael C. Jennings	—	—	—	—
Douglas S. Aron	—	—	—	—
Bruce R. Shaw Termination in connection with or following a Change in Control	$1,722,939	$39,232	$1,786,136	$3,548,307
Termination due to Death, Disability, Retirement or without Cause	—	—	$506,047	$506,047
Mark T. Cunningham Termination in connection with or following a Change in Control	$427,104	$13,891	$663,464	$1,104,459
Termination due to Death, Disability, Retirement or without Cause	—	—	$117,576	$117,576
Denise C. McWatters	—	—	—	—

(1)
For Mr. Shaw, includes (a) $6,617, the amount of the Restoration Plan annuity contract (which is equal to benefits otherwise due to Mr. Shaw under the Restoration Plan, reduced by the amount of the Restoration Plan cash payment), and (b) $4,339, the amount of the Restoration Plan cash payment (which includes the reasonable estimate of the federal income tax liability resulting from the annuity contract and the cash payment, calculated using the highest 2014 marginal federal income tax rate of 39.6%).

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

While annual cash-based incentive bonus awards play an appropriate role in the executive compensation program, the Compensation Committee believes that payment determined based on an evaluation of our performance on a variety of measures, including comparing our performance over the last year to our past performance, mitigates excessive risk-taking that could produce unsustainable gains in one area of performance at the expense of our overall long-term interests. In addition, we set performance goals that we believe are reasonable in light of our past performance and market conditions.

For Named Executive Officers performing all or a majority of their services for us, an appropriate part of total compensation is fixed, while another portion is variable and linked to performance. A portion of the variable compensation we provide is comprised of long-term incentives. A portion of the long-term incentives we provide is in the form of restricted units subject to time-based vesting conditions, which retains value even in a depressed market, so executives are less likely to take unreasonable risks. With respect to our performance units, payouts result in some compensation at levels below full target achievement, in lieu of an “all or nothing” approach. Further, our unit ownership guidelines require certain of our executives to hold at least a specified level of units (in addition to unvested and unsettled equity-based awards), which aligns an appropriate portion of their personal wealth to our long-term performance and the interests of our unitholders.

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 13, 2015 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each Named Executive Officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 58,657,048 common units outstanding as of February 13, 2015. Unless otherwise indicated, the address for each unitholder shall be c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

Beneficial ownership of the common units of HEP is determined in accordance with SEC rules and regulations and generally includes voting power or investment power with respect to the common units held. Except as indicated and subject to applicable community property laws, to our knowledge the persons named in the tables below have sole voting and investment power with respect to all common units shown as beneficially owned by them.

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation (1)	22,380,030	39.39%
Oppenheimer Funds, Inc. (2)	7,074,413	12.06%
Tortoise Capital Advisors, L.L.C. (3)	3,145,664	5.36%
Energy Income Partners, LLC (4)	2,969,314	5.06%
Matthew P. Clifton (5)(6)(8)	271,011	*
P. Dean Ridenour (6)	66,120	*
Bruce R. Shaw (7)(8)	51,062	*
Charles M. Darling, IV (6)(8)(9)	44,048	*
Mark T. Cunningham (7)	39,668	*
Jerry W. Pinkerton (6)	26,748	*
William J. Gray (6)(8)	23,546	*
James G. Townsend (6)(8)	20,732	*
William P. Stengel (6)(10)	14,324	*
Douglas S. Aron (8)(11)	7,340	*
Michael C. Jennings (8)	7,000	*
Denise C. McWatters (8)	4,881	*
All directors and executive officers as group (12 persons) (12)	576,480	*

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

(2)
Oppenheimer Funds, Inc. filed with the SEC a Schedule 13G/A, dated February 5, 2015. Based on this Schedule 13G/A, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 7,074,413 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)
Tortoise Capital Advisors, L.L.C. filed with the SEC a Schedule 13G/A on February 10, 2015. Based on this Schedule 13G/A, Tortoise Capital Advisors, L.L.C. reported that it had sole voting power and sole dispositive power with respect to 68 units and shared voting power and shared dispositive power with respect to 3,145,596 units. The address of Tortoise Capital Advisors, L.L.C. is 11550 Ash St., Suite 300, Leawood, KS 66211.

(4)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2015 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 2,969,314 common units. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(5)	The number does not include performance units held by Mr. Clifton, which were granted to him while he was an employee of HLS.

(6)	The number reported includes 2,995 restricted units for which the non-employee director has sole voting power but no dispositive power.

(7)
The number reported includes restricted units for which the executive has sole voting power but no dispositive power, as follows: Mr. Shaw (19,056 units) and Mr. Cunningham (12,912 units). The number does not include performance units held by Mr. Shaw and Mr. Cunningham.

(8)	Messrs. Jennings, Aron Clifton, Townsend, Darling, Shaw and Gray and Ms. McWatters each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
Michael C. Jennings (a)	409,238
Douglas S. Aron (a)	155,327
Matthew P. Clifton	111,986
Denise C. McWatters (a)	33,059
James G. Townsend (b)	23,779
Charles M. Darling, IV (c)	7,500
Bruce R. Shaw	7,044
William J. Gray	4,224
Total	752,157

(a)
The number reported includes shares of HFC restricted stock for which the executive officer has sole voting power but no dispositive power, as follows: Mr. Jennings (132,802 shares), Mr. Aron (36,859 shares), and Ms. McWatters (14,793 shares). The number does not include unvested performance share units.

(b)
The number reported represents shares of HFC common stock owned by a trust whose beneficiaries are Mr. Townsend’s children and grandchildren and for which Mr. Townsend and his spouse serve as trustees.

(c)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported represents shares of HFC common stock owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the shares of HFC common stock held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

As of February 13, 2015, there were 195,775,664 shares of HFC common stock outstanding. Each of Messrs. Jennings, Aron Clifton, Townsend, Darling, Shaw and Gray and Ms. McWatters own less than 1% of the outstanding common stock of HFC.
HFC.

(9)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported includes 22,400 common units owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the common units held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

(10)
The number reported includes 1,000 common units owned by Mr. Stengel’s spouse for which Mr. Stengel shares voting and disposition power. Mr. Stengel disclaims beneficial ownership as to the common units owned by his spouse.

(11)
Includes 420 common units held by Mr. Aron as custodian for his son in an account under the Uniform Transfer to Minors Act and 420 common units held by Mr. Aron as custodian for his daughter in an account under the Uniform Transfer to Minors Act. Mr. Aron disclaims beneficial ownership of these common units.

(12)
The number reported includes 31,968 restricted units held by executive officers for which they have sole voting power but no dispositive power and 20,965 restricted units held by non-employee directors for which they have sole voting power but no dispositive power. The number reported also includes 22,400 common units as to which Mr. Darling disclaims beneficial ownership, except to the extent of his pecuniary interest therein, 1,000 common units for which Mr. Stengel disclaims beneficial ownership, and 840 common units for which Mr. Aron disclaims beneficial ownership.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2014:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	101,951 (3)	—	1,526,406

Equity compensation plans not approved by security holders	—	—	—

Total	101,951	—	1,526,406

(1)	All stock-based compensation plans are described in Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2014.

(2)
On April 25, 2012, at a Special Meeting of the Unitholders of the Partnership, the unitholders approved the Amended and Restated Long-Term Incentive Plan, which, among other things, provided for an increase in the maximum number of common units reserved for delivery with respect to awards under the Long-Term Incentive Plan to 2,500,000 common units (as adjusted to reflect the two-for-one common unit split that occurred on January 16, 2013). All securities reported as available for future issuances are available from the additional common units approved by unitholders under the Amended and Restated Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by the Partnership’s unitholders.

(3)
Represents units subject to performance units granted to (a) Mr. Clifton in March 2013 assuming a maximum payout level of 200% at the time of vesting, (b) Messrs. Shaw and Cunningham in March 2013, November 2013 and October 2014 assuming a maximum payout level of 150% at the time of vesting, and (c) Mr. Kenneth Norwood, our Vice President and Controller, in October 2014 assuming a maximum payout level of 150% at the time of vesting. If the performance units granted to Messrs. Clifton, Shaw, Cunningham and Norwood in 2013 and 2014 are paid at target, 59,809 units would be issued upon the vesting of such performance units.

For more information about our Amended and Restated Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2014 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, $2.3 million per year in 2014 and currently $2.4 million, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•	our obligation to pay HFC an annual administrative fee, in the amount of $2.3 million in 2014 and $2.4 currently, for the provision by HFC of certain general and administrative services;

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

Payment of general and administrative services fee
Under the Omnibus Agreement we pay HFC an annual administrative fee, in the amount of $2.3 million in 2014 and $2.4 million currently, for the provision of various general and administrative services for our benefit. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

Indemnification
Under the Omnibus Agreement, certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $15 million through 2021, plus additional indemnification of $2.5 million through 2015 and up to $7.5 million through 2023. HFC's indemnification obligations under the Omnibus Agreement do not apply to (i) the Tulsa West loading racks acquired in August 2009, (ii) the 16-inch intermediate pipeline acquired in June 2009, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, (v) the logistics and storage assets acquired from Sinclair in December 2009, (vi) the Tulsa East storage tanks and loading racks acquired in March 2010, (vii) the UNEV Pipeline, (viii) the Tulsa Interconnecting Pipelines, (ix) the Malaga Pipeline System or (x) Tank 647 at the El Dorado Refinery. For the Tulsa loading racks acquired from HFC in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HFC agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HFC agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

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

SECONDMENT ARRANGEMENT

Under HLS’s secondment arrangement with HFC, effective January 1, 2015, certain employees of HFC are seconded to HLS, our general partner’s general partner, to provide operational and maintenance services with respect to certain of our pipelines and terminals at the Cheyenne and El Dorado refineries, including routine operational and maintenance activities. During their period of secondment, the seconded employees are under the management and supervision of HLS. HLS is required to reimburse HFC for our benefit for the cost of the seconded employees, including their wages and benefits, based on the percentage of the employee’s time spent working for HLS. The secondment arrangement continues until HLS’s mutual agreement with HFC to terminate.

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring in 2019 to 2026. Under these agreements, HFC agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1, based on the Producer Price Index (“PPI”) or the Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2014, these agreements with HFC will result in minimum payments to us of $231.6 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•	UNEV Pipeline Interest Acquisition - On July 12, 2012, we acquired HFC's 75% interest in UNEV. We paid consideration consisting of $260.9 million in cash and 2,059,800 of our common units.

•	See “2012 Acquisition” under Item 1, “Business” of this Annual Report on Form 10-K for additional information on these acquisitions from HFC.

•	Revenues received from HFC were $275.2 million, $252.4 million and $245.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	HFC charged us for general and administrative services under the Omnibus Agreement of $2.3 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

•	We reimbursed HFC for costs of employees supporting our operations of $38.9 million, $34.6 million and $31.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	HFC reimbursed us $16.8 million, $21.6 million and $13.4 million for certain reimbursable costs and capital projects for the years ended December 31, 2014, 2013 and 2012, respectively.

•
We distributed $80.5 million, $71.4 million and $64.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

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

There are no transactions disclosed in this Item 13 entered into since January 1, 2014, that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2014 calendar year.
Fees paid to Ernst & Young LLP for 2014 and 2013 are as follows:

	2014	2013

Audit Fees (1)	$610,000	$669,000
Tax Fees	184,000	287,000
Total	$794,000	$956,000

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
See Index to Exhibits on pages 133 to 139.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 25, 2015	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2015	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer and Director

Date: February 25, 2015	/s/ Bruce R. Shaw
Bruce R. Shaw
President

Date: February 25, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2015	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2015	/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board

Date: February 25, 2015	/s/ Charles M. Darling, IV
Charles M. Darling, IV
Director

Date: February 25, 2015	/s/ William J. Gray
William J. Gray
Director

Date: February 25, 2015	/s/ Jerry W. Pinkerton
Jerry W. Pinkerton
Director

Date: February 25, 2015	/s/ P. Dean Ridenour
P. Dean Ridenour
Director

Date: February 25, 2015	/s/ William P. Stengel
William P. Stengel
Director

Date: February 25, 2015	/s/ James G. Townsend
James G. Townsend
Director

Exhibit Index

Exhibit Number	Description

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

10.15
Fourth Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated October 6, 2014 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014, File No. 001-32225).

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

10.20
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

10.25
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

10.30
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

10.37
Second Amended and Restated Crude Pipeline and Tankage Agreement, dated July 16, 2013, among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, LLC and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2013, File No. 001-32225).

10.38
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

10.40
First Amendment to Amended and Restated Refined Product Pipelines and Terminals Agreement, entered into on November 7, 2013, effective September 30, 2013, among HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, LLC, HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.42 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.41
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013 to be effective June 1, 2013, by and among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C., and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 001-32225).

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

10.46
Loading Rack Throughput Agreement (Lovington), dated March 31, 2010, between Navajo Refining Company, L.L.C. and Holly Energy Storage-Lovington LLC (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K Current Report dated April 6, 2010, File No. 001-32225).

10.47
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

10.49
First Amendment to Pipeline Systems Operating Agreement, dated March 31, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing-Tulsa, LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K Current Report dated April 6, 2010, File No. 001-32225).

10.50
LLC Interest Purchase Agreement, dated November 9, 2011, among HollyFrontier Corporation, Frontier Refining LLC, Frontier El Dorado Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.51
First Amended and Restated Tankage, Loading Rack and Crude Oil Receiving Throughput Agreement (Cheyenne), dated January 11, 2012, effective November 1, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.54 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.52
First Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 11, 2012 effective November 1, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.55 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.53
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 8-K Current Report dated January 13, 2014, File No. 001-32225).

10.54
Eighth Amended and Restated Omnibus Agreement, dated July 16, 2013, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated July 22, 2013, File No. 001-32225).

10.55
Ninth Amended and Restated Omnibus Agreement, dated January 7, 2014, among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated January 13, 2014, File No. 001-32225).

10.56
Tenth Amended and Restated Omnibus Agreement, dated September 26, 2014, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 001-32225).

10.57
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.58
First Amendment to Lease and Access Agreement (Cheyenne), effective June 5, 2012, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.62 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.59
Lease and Access Agreement (El Dorado), dated November 9, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.60
First Amendment to Lease and Access Agreement (El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.64 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.61
Second Amendment to Lease and Access Agreement (El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.65 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.62
Third Amendment to Lease and Access Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.66 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.63
Mortgage, dated January 31, 2012, by Cheyenne Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.64
Mortgage and Deed of Trust, dated January 31, 2012, by El Dorado Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2012, File No. 001-32225).

10.65
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

10.66
LLC Interest Purchase Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.67
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.68
Transportation Services Agreement, dated July 16, 2013, between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated July 22, 2013, File No. 001-32225).

10.69
Amended and Restated Transportation Services Agreement, dated September 26, 2014, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 001-32225).

10.70+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated April 30, 2012, File No. 001-32225).

10.71+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.72+	Form of Restricted Unit Agreement (without Performance Vesting) (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated August 4, 2005, File No. 001-32225).
10.73+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).

10.74+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.75+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.76+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.77+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2010, File No. 001-32225).
10.78+	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.77 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).
10.79+
Form of Performance Unit Agreement (Chairman) (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.80+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.81+
Form of Restricted Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.82+
Form of Notice of Grant of Restricted Units (Employee) (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.83+*
Form of Restricted Unit Agreement (Executive Chairman) (incorporated by reference to Exhibit 10.86 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.84+*
Form of Notice of Grant of Restricted Units (Executive Chairman) (incorporated by reference to Exhibit 10.87 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.85+
Form of Amended and Restated Restricted Unit Agreement (Chairman) (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014, File No. 001-32225).

10.86+
Form of Amended and Restated Performance Unit Agreement (Chairman) (2012 Grant) (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014, File No. 001-32225).

10.87+
Form of Amended and Restated Performance Unit Agreement (Chairman) (2013 Grant) (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014, File No. 001-32225).

10.88+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2013, File No. 001-32225).

10.89+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014, File No. 001-32225).

10.90+
Form of Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2013, File No. 001-32225).

10.91+
Form of Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014, File No. 001-32225).

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
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.