Form 10-Q
period 2015-03-31
HOLLY ENERGY PARTNERS LP
filed 2015-05-06
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at April 30, 2015 was 58,657,048.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,802	$2,830
Accounts receivable:
Trade	11,837	6,737
Affiliates	28,018	33,392
	39,855	40,129
Prepaid and other current assets	4,389	4,383
Total current assets	50,046	47,342

Properties and equipment, net	1,003,988	980,479
Transportation agreements, net	78,967	80,703
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,462	24,478
Other assets	10,638	12,055
Total assets	$1,424,599	$1,401,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$12,689	$12,642
Affiliates	15,803	5,239
	28,492	17,881

Accrued interest	1,804	6,615
Deferred revenue	7,819	12,432
Accrued property taxes	2,745	2,703
Other current liabilities	4,402	4,571
Total current liabilities	45,262	44,202

Long-term debt	890,742	867,579
Other long-term liabilities	22,093	18,145
Deferred revenue	30,649	29,392

Class B unit	28,534	26,793

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at March 31, 2015 and December 31, 2014)	460,405	468,813
General partner interest (2% interest)	(148,410)	(148,405)
Accumulated other comprehensive loss	(795)	(46)
Total partners’ equity	311,200	320,362
Noncontrolling interest	96,119	95,082
Total equity	407,319	415,444
Total liabilities and equity	$1,424,599	$1,401,555

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Affiliates	$72,255	$71,832
Third parties	17,501	15,172
	89,756	87,004
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,966	22,812
Depreciation and amortization	14,694	15,588
General and administrative	3,290	3,151
	45,950	41,551
Operating income	43,806	45,453

Other income (expense):
Equity in earnings of SLC Pipeline	734	522
Interest expense	(8,768)	(10,454)
Interest income	—	3
Loss on early extinguishment of debt	—	(7,677)
Other income	159	8
	(7,875)	(17,598)
Income before income taxes	35,931	27,855
State income tax expense	(101)	(75)
Net income	35,830	27,780
Allocation of net income attributable to noncontrolling interests	(4,027)	(3,637)
Net income attributable to Holly Energy Partners	31,803	24,143
General partner interest in net income, including incentive distributions	(9,810)	(8,001)
Limited partners’ interest in net income	$21,993	$16,142
Limited partners’ per unit interest in earnings—basic and diluted	$0.37	$0.27
Weighted average limited partners’ units outstanding	58,657	58,657

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$35,830	$27,780
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(1,280)	(443)
Reclassification adjustment to net income on partial settlement of cash flow hedge	531	538
Other comprehensive income (loss)	(749)	95
Comprehensive income before noncontrolling interest	35,081	27,875
Allocation of comprehensive income to noncontrolling interests	(4,027)	(3,637)
Comprehensive income attributable to Holly Energy Partners	$31,054	$24,238

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$35,830	$27,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,694	15,588
Gain on sale of assets	(159)	—
Amortization of deferred charges	436	511
Amortization of restricted and performance units	896	820
Loss on early extinguishment of debt	—	7,677
(Increase) decrease in operating assets:
Accounts receivable—trade	(5,065)	(302)
Accounts receivable—affiliates	5,804	615
Prepaid and other current assets	39	374
Increase (decrease) in operating liabilities:
Accounts payable—trade	1,748	2,568
Accounts payable—affiliates	10,564	(3,894)
Accrued interest	(4,811)	(8,463)
Deferred revenue	(3,355)	(4,857)
Accrued property taxes	42	725
Other current liabilities	57	304
Other, net	4,171	(430)
Net cash provided by operating activities	60,891	39,016

Cash flows from investing activities
Additions to properties and equipment	(11,291)	(20,604)
Purchase of El Dorado crude tanks	(27,500)	—
Proceeds from sale of assets	218	—
Distributions in excess of equity in earnings of SLC Pipeline	16	40
Net cash used for investing activities	(38,557)	(20,564)

Cash flows from financing activities
Borrowings under credit agreement	153,500	421,300
Repayments of credit agreement borrowings	(130,500)	(246,600)
Redemption of senior notes	—	(156,188)
Distributions to HEP unitholders	(40,865)	(37,342)
Distributions to noncontrolling interest	(1,250)	(750)
Purchase of units for incentive grants	(247)	(336)
Other	—	(9)
Net cash used by financing activities	(19,362)	(19,925)

Cash and cash equivalents
Increase (decrease) for the period	2,972	(1,473)
Beginning of period	2,830	6,352
End of period	$5,802	$4,879

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2014	$468,813	$(148,405)	$(46)	$95,082	$415,444
Distributions to HEP unitholders	(31,084)	(9,781)	—	—	(40,865)
Distributions to noncontrolling interest	—	—	—	(1,250)	(1,250)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Amortization of restricted and performance units	896	—	—	—	896
Class B unit accretion	(1,706)	(34)	—	—	(1,740)
Net income	23,733	9,810	—	2,287	35,830
Other comprehensive loss	—	—	(749)	—	(749)
Balance March 31, 2015	$460,405	$(148,410)	$(795)	$96,119	$407,319

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

We operate in one reportable segment which represents the aggregation of our petroleum product and crude pipelines business and terminals, tankage and loading rack facilities operation.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2014. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has a proposed effective date of January 1, 2018. We are evaluating the impact of this standard.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. The amount of deferred debt issuance costs reported in Long-term assets was $4.1 million and $4.4 million as of March 31, 2015 and December 31, 2014, respectively. This standard will become effective beginning with our 2016 reporting year.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		March 31, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$147	$147	$1,019	$1,019

Liabilities:
6.5% Senior notes	Level 2	$296,742	$295,500	$296,579	$291,000
Interest rate swaps	Level 2	942	942	1,065	1,065
		$297,684	$296,442	$297,644	$292,065

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Pipelines, terminals and tankage	$1,169,685	$1,137,157
Land and right of way	64,497	64,458
Construction in progress	59,701	56,228
Other	22,501	22,636
	1,316,384	1,280,479
Less accumulated depreciation	312,396	300,000
	$1,003,988	$980,479

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We recorded the assets acquired and liabilities assumed at their fair values at the date of acquisition based on preliminary valuations. Substantially all of the purchase price was allocated to properties and equipment. No goodwill was recorded. We expect to finalize the purchase price allocation during the second quarter of 2015. HFC is the main customer of this crude tank farm.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We capitalized $0.3 million and $0.4 million in interest attributable to construction projects during the three months ended March 31, 2015 and 2014, respectively.

Depreciation expense was $12.8 million and $13.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
	134,164	134,164
Less accumulated amortization	55,197	53,461
	$78,967	$80,703

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights.

As of March 31, 2015, we have three types of incentive-based awards which are described below. The compensation cost charged against income was $0.8 million for each of the three months ended March 31, 2015 and 2014. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2015, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,537,167 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted and phantom unit activity and changes during the three months ended March 31, 2015, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015 (nonvested)	126,077	$33.43
Vesting and transfer of common units to recipients	(2,462)	33.57
Outstanding at March 31, 2015 (nonvested)	123,615	$33.42

As of March 31, 2015, there was $2.3 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of March 31, 2015, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 140%.

No performance units were granted during the three months ended March 31, 2015. Performance units granted in 2014 vest over a three-year performance period ending December 31, 2017. These performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the three months ended March 31, 2015, is presented below:

Performance Units	Units
Outstanding at January 1, 2015 (nonvested)	71,245
Vesting and transfer of common units to recipients	(11,436)
Outstanding at March 31, 2015 (nonvested)	59,809

The grant-date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2015, was $0.4 million. Based on the weighted average fair value of performance units outstanding at March 31, 2015, of $2.2 million, there was $0.9 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 6:	Debt

Credit Agreement
At March 31, 2015, we had a $650 million senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On April 28, 2015, the Credit Agreement was amended, increasing the size of the credit facility from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. The Credit Agreement expires in November 2018.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$594,000	$571,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,258)	(3,421)
	296,742	296,579

Total long-term debt	$890,742	$867,579

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2015, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of March 31, 2015, we had no ineffectiveness on our cash flow hedges.

At March 31, 2015, we have accumulated other comprehensive loss of $0.8 million that relates to our current cash flow hedging instruments. Approximately $0.9 million will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(942)	Accumulated other comprehensive loss	$(942)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	147	Accumulated other comprehensive income	147
		$(795)		$(795)

December 31, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,065)	Accumulated other comprehensive loss	$(1,065)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	1,019	Accumulated other comprehensive income	1,019
		$(46)		$(46)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$3,657	$2,698
6.5% Senior Notes	4,875	4,875
8.25% Senior Notes	—	2,544
Amortization of discount and deferred debt issuance costs	436	511
Commitment fees	77	202
Total interest incurred	9,045	10,830
Less capitalized interest	277	376
Net interest expense	$8,768	$10,454
Cash paid for interest	$13,400	$18,782

Note 7:	Significant Customers

All revenues are domestic revenues, of which 90% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended March 31,
	2015	2014
HFC	81%	83%
Alon	9%	10%

Note 8:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2015, these agreements with HFC will result in minimum annual payments to us of $231.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee (currently $2.4 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $72.3 million and $71.8 million for the three months ended March 31, 2015 and 2014, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended March 31, 2015 and 2014.

•	We reimbursed HFC for costs of employees supporting our operations of $8.8 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively.

•	HFC reimbursed us $2.6 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively, for certain reimbursable costs and capital projects.

•
We distributed $21.6 million and $19.2 million for the three months ended March 31, 2015 and 2014, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $28.0 million and $33.4 million at March 31, 2015, and December 31, 2014, respectively.

•	Accounts payable to HFC were $15.8 million and $5.2 million at March 31, 2015, and December 31, 2014, respectively.

•
Revenues for the three months ended March 31, 2015 and 2014, include $5.6 million and $7.4 million, respectively, of shortfall payments billed in 2014 and 2013, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2015, and December 31, 2014, includes $3.7 million and $7.3 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $3.7 million deferred at March 31, 2015.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 9:	Partners’ Equity

As of March 31, 2015, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
General partner interest in net income	$449	$329
General partner incentive distribution	9,361	7,672
Total general partner interest in net income	$9,810	$8,001

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 23, 2015, we announced our cash distribution for the first quarter of 2015 of $0.5375 per unit. The distribution is payable on all common and general partner units and will be paid May 15, 2015, to all unitholders of record on May 6, 2015.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per unit data)
General partner interest in distribution	$860	$790
General partner incentive distribution	9,361	7,672
Total general partner distribution	10,221	8,462
Limited partner distribution	31,528	29,768
Total regular quarterly cash distribution	$41,749	$38,230
Cash distribution per unit applicable to limited partners	$0.5375	$0.5075

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 10:	Environmental

We expensed $4.2 million for environmental remediation obligations for the three months ended March 31, 2015, and incurred a credit of $0.2 million due to the revision of an accrual for the three months ended March 31, 2014. During the three months ended March 31, 2015, we increased certain environmental cost accruals to reflect revisions to the cost estimates and the time frame for which the related environmental remediation and monitoring activities are expected to occur. The accrued environmental liability reflected in our consolidated balance sheets was $9.0 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively, of which $6.9 million and $2.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Note 11:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operation or cash flows.

Note 12:	Supplemental Guarantor/Non-Guarantor Financial Information

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,780	$3,020	$—	$5,802
Accounts receivable	—	35,528	4,537	(210)	39,855
Prepaid and other current assets	211	2,982	1,196	—	4,389
Total current assets	213	41,290	8,753	(210)	50,046

Properties and equipment, net	—	624,149	379,839	—	1,003,988
Investment in subsidiaries	608,299	288,355	—	(896,654)	—
Transportation agreements, net	—	78,967	—	—	78,967
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,462	—	—	24,462
Other assets	1,315	9,323	—	—	10,638
Total assets	$609,827	$1,323,044	$388,592	$(896,864)	$1,424,599

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$27,600	$1,102	$(210)	$28,492
Accrued interest	1,625	179	—	—	1,804
Deferred revenue	—	6,132	1,687	—	7,819
Accrued property taxes	—	1,586	1,159	—	2,745
Other current liabilities	97	4,297	8	—	4,402
Total current liabilities	1,722	39,794	3,956	(210)	45,262

Long-term debt	296,742	594,000	—	—	890,742
Other long-term liabilities	163	21,768	162	—	22,093
Deferred revenue	—	30,649	—	—	30,649
Class B unit	—	28,534	—	—	28,534
Equity - partners	311,200	608,299	384,474	(992,773)	311,200
Equity - noncontrolling interest	—	—	—	96,119	96,119
Total liabilities and partners’ equity	$609,827	$1,323,044	$388,592	$(896,864)	$1,424,599

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$63,056	$9,224	$(25)	$72,255
Third parties	—	11,387	6,114	—	17,501
	—	74,443	15,338	(25)	89,756
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	25,531	2,460	(25)	27,966
Depreciation and amortization		10,962	3,732	—	14,694
General and administrative	1,063	2,227	—	—	3,290
	1,063	38,720	6,192	(25)	45,950
Operating income (loss)	(1,063)	35,723	9,146	—	43,806
Equity in earnings (loss) of subsidiaries	37,933	6,860	—	(44,793)	—
Equity in earnings of SLC Pipeline	—	734	—	—	734
Interest expense	(5,067)	(3,701)	—	—	(8,768)
Other income	—	159	—	—	159
	32,866	4,052	—	(44,793)	(7,875)
Income (loss) before income taxes	31,803	39,775	9,146	(44,793)	35,931
State income tax expense	—	(101)	—	—	(101)
Net income (loss)	31,803	39,674	9,146	(44,793)	35,830
Allocation of net income attributable to noncontrolling interests	—	—	—	(4,027)	(4,027)
Net income (loss) attributable to Holly Energy Partners	31,803	39,674	9,146	(48,820)	31,803
Other comprehensive income (loss)	(749)	(749)	—	749	(749)
Comprehensive income (loss)	$31,054	$38,925	$9,146	$(48,071)	$31,054

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$61,615	$10,524	$(307)	$71,832
Third parties	—	11,081	4,091	—	15,172
	—	72,696	14,615	(307)	87,004
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	20,151	2,968	(307)	22,812
Depreciation and amortization	—	11,993	3,595	—	15,588
General and administrative	1,058	2,093	—	—	3,151
	1,058	34,237	6,563	(307)	41,551
Operating income (loss)	(1,058)	38,459	8,052	—	45,453
Equity in earnings (loss) of subsidiaries	40,564	6,039	—	(46,603)	—
Equity in earnings of SLC Pipeline	—	522	—	—	522
Interest expense	(7,686)	(2,768)	—	—	(10,454)
Interest income	—	3	—	—	3
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other income	—	8	—	—	8
	25,201	3,804	—	(46,603)	(17,598)
Income (loss) before income taxes	24,143	42,263	8,052	(46,603)	27,855
State income tax expense	—	(75)	—	—	(75)
Net income (loss)	24,143	42,188	8,052	(46,603)	27,780
Allocation of net income attributable to noncontrolling interests	—	—	—	(3,637)	(3,637)
Net income (loss) attributable to Holly Energy Partners	24,143	42,188	8,052	(50,240)	24,143
Other comprehensive income (loss)	95	95	—	(95)	95
Comprehensive income (loss)	$24,238	$42,283	$8,052	$(50,335)	$24,238

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(9,873)	$63,128	$8,328	$(692)	$60,891

Cash flows from investing activities
Additions to properties and equipment	—	(10,983)	(308)	—	(11,291)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Proceeds from sale of assets	—	218	—	—	218
Distributions from UNEV	—	3,058	—	(3,058)	—
Distributions in excess of equity in earnings in SLC Pipeline	—	16	—	—	16
	—	(35,191)	(308)	(3,058)	(38,557)

Cash flows from financing activities
Net borrowings under credit agreement	—	23,000	—	—	23,000
Net intercompany financing activities	50,985	(50,985)	—	—	—
Redemption of senior notes	—	—	—	—	—
Distributions to HEP unitholders	(40,865)	—	—	—	(40,865)
Distributions to noncontrolling interests	—	—	(5,000)	3,750	(1,250)
Purchase of units for incentive grants	(247)	—	—	—	(247)
	9,873	(27,985)	(5,000)	3,750	(19,362)

Cash and cash equivalents
Increase (decrease) for the period	—	(48)	3,020	—	2,972
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$2,780	$3,020	$—	$5,802

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(16,085)	$48,054	$7,047	$—	$39,016

Cash flows from investing activities
Additions to properties and equipment	—	(16,954)	(3,650)	—	(20,604)
Distributions from noncontrolling interest	—	2,250	—	(2,250)	—
Distributions in excess of equity in earnings of SLC Pipeline	—	40	—	—	40
	—	(14,664)	(3,650)	(2,250)	(20,564)

Cash flows from financing activities
Net repayments under credit agreement	—	174,700	—	—	174,700
Net intercompany financing activities	209,951	(209,951)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Contribution from general partner	—	—	—	—	—
Distributions to HEP unitholders	(37,342)	—	—	—	(37,342)
Distributions to noncontrolling interests	—	—	(3,000)	2,250	(750)
Purchase of units for incentive grants	(336)	—	—	—	(336)
Other	—	(9)	—	—	(9)
	16,085	(35,260)	(3,000)	2,250	(19,925)

Cash and cash equivalents
Increase (decrease) for the period	—	(1,870)	397	—	(1,473)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$(423)	$5,300	$—	$4,879

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections under "Results of Operations" and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to Holly Energy Partners, L. P. ("HEP") and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV
Pipeline”), product terminals and a 25% interest in SLC Pipeline, LLC, a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”), that serves refineries in the Salt Lake City, Utah area.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC has agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2015, these agreements with HFC will result in minimum annual payments to us of $231.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of March 31, 2015, these agreements with Alon will result in minimum annual payments to us of $33.3 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee, currently $2.4 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$22,541	$24,173	$(1,632)
Affiliates—intermediate pipelines	6,862	7,911	(1,049)
Affiliates—crude pipelines	16,994	12,618	4,376
	46,397	44,702	1,695
Third parties—refined product pipelines	13,723	11,618	2,105
	60,120	56,320	3,800
Terminals, tanks and loading racks:
Affiliates	25,858	27,130	(1,272)
Third parties	3,778	3,554	224
	29,636	30,684	(1,048)
Total revenues	89,756	87,004	2,752
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,966	22,812	5,154
Depreciation and amortization	14,694	15,588	(894)
General and administrative	3,290	3,151	139
	45,950	41,551	4,399
Operating income	43,806	45,453	(1,647)
Other income (expense):
Equity in earnings of SLC Pipeline	734	522	212
Interest expense, including amortization	(8,768)	(10,454)	1,686
Interest income	—	3	(3)
Loss on early extinguishment of debt	—	(7,677)	7,677
Other	159	8	151
	(7,875)	(17,598)	9,723
Income before income taxes	35,931	27,855	8,076
State income tax	(101)	(75)	(26)
Net income	35,830	27,780	8,050
Allocation of net income attributable to noncontrolling interests	(4,027)	(3,637)	(390)
Net income attributable to Holly Energy Partners	31,803	24,143	7,660
General partner interest in net income, including incentive distributions (1)	(9,810)	(8,001)	(1,809)
Limited partners’ interest in net income	$21,993	$16,142	$5,851
Limited partners’ earnings per unit—basic and diluted (1)	$0.37	$0.27	$0.10
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$55,366	$57,934	$(2,568)
Distributable cash flow (3)	$45,890	$41,808	$4,082

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	115,430	123,171	(7,741)
Affiliates—intermediate pipelines	138,073	138,608	(535)
Affiliates—crude pipelines	282,705	176,953	105,752
	536,208	438,732	97,476
Third parties—refined product pipelines	71,420	66,294	5,126
	607,628	505,026	102,602
Terminals and loading racks:
Affiliates	272,276	262,635	9,641
Third parties	73,988	77,704	(3,716)
	346,264	340,339	5,925
Total for pipelines and terminal assets (bpd)	953,892	845,365	108,527

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense and loss on early extinguishment of debt, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements operations. EBITDA should not be considered as an alternative to net income attributable to Holly Energy Partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$31,803	$24,143
Add (subtract):
Interest expense	8,332	9,943
Interest income	—	(3)
Amortization of discount and deferred debt issuance costs	436	511
Loss on early extinguishment of debt	—	7,677
State income tax	101	75
Depreciation and amortization	14,694	15,588
EBITDA	$55,366	$57,934

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$31,803	$24,143
Add (subtract):
Depreciation and amortization	14,694	15,588
Amortization of discount and deferred debt issuance costs	436	511
Loss on early extinguishment of debt	—	7,677
Increase (decrease) in deferred revenue related to minimum revenue commitments	(3,550)	(5,898)
Maintenance capital expenditures (4)	(1,649)	(849)
Increase (decrease) in environmental liability	3,856	(364)
Other non-cash adjustments	300	1,000
Distributable cash flow	$45,890	$41,808

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

	March 31, 2015	December 31, 2014
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$5,802	$2,830
Working capital	$4,784	$3,140
Total assets	$1,424,599	$1,401,555
Long-term debt	$890,742	$867,579
Partners’ equity (5)	$311,200	$320,362

(5)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the assets contributed and acquired from HFC while we were a consolidated variable interest entity of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets would have been recorded in our financial statements as increases to our properties and equipment and intangible assets at the time of acquisition instead of decreases to partners’ equity.

Results of Operations—Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Summary
Net income attributable to Holly Energy Partners for the first quarter was $31.8 million compared to $24.1 million for the first quarter of 2014. The increase in earnings is primarily due to higher pipeline volumes, annual tariff increases and lower interest expense offset by higher operating expenses and a charge of $7.7 million in the first quarter of 2014 related to the redemption of $150 million aggregate principal amount of our 8.25% Senior Notes maturing March 2018 (the "8.25% Senior Notes").

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended March 31, 2015, include the recognition of $7.5 million of prior shortfalls billed to shippers in 2014 compared to revenues at March 31, 2014, which included the recognition of $9.3 million of prior shortfalls billed to shippers in 2013. Additional shortfall billings of $2.7 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2015. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $89.8 million, a $2.8 million increase compared to the first quarter of 2014 due to the effect of higher pipeline volumes and annual tariff increases. The volume increase resulted in overall pipeline volumes being up 20% compared to the three months ended March 31, 2015.

Revenues from our refined product pipelines were $36.3 million, an increase of $0.5 million compared to the first quarter of 2014, due to annual tariff increases. Shipments averaged 186.9 mbpd compared to 189.5 mbpd for the first quarter of 2014.
Revenues from our intermediate pipelines were $6.9 million, a decrease of $1.0 million, on shipments averaging 138.1 mbpd compared to 138.6 mbpd for the first quarter of 2014. Revenues decreased mainly due to a $1.0 million decrease in deferred revenue recognized.
Revenues from our crude pipelines were $17.0 million, an increase of $4.4 million, on shipments averaging 282.7 mbpd compared to 177.0 mbpd for the first quarter of 2014. Revenues increased due to increased volumes and annual tariff increases in addition to $2.1 million increased revenue from the New Mexico gathering system expansion. The increase in volumes is due to increased crude production in the Artesia Basin as well as the reversal of the Roadrunner pipeline which made it possible for HFC to purchase and HEP to transport crude volumes in excess of HFC refining capacity.

Revenues from terminal, tankage and loading rack fees were $29.6 million, a decrease of $1.0 million compared to the first quarter of 2014. Refined products terminalled in our facilities averaged 346.3 mbpd compared to 340.3 mbpd for the first quarter of 2014.

Table of Contentsril 19,

Although volumes were up at the loading rack facilities, revenue decreased due to lower reimbursements for tank repair from HFC and minimum quarterly revenue billings in the prior year at facilities where volumes were lower than contractual minimums.

Operations Expense
Operations expense for the three months ended March 31, 2015, increased by $5.2 million compared to the three months ended March 31, 2014. This increase is mainly due to an increase in environmental remediation provisions of $4.2 million and higher maintenance project expense.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2015, decreased by $0.9 million compared to the three months ended March 31, 2014. The decrease is due principally to asset abandonment charges related to tankage permanently removed from service in 2014.

General and Administrative
General and administrative costs for the three months ended March 31, 2015, increased by $0.1 million compared to the three months ended March 31, 2014, due to increased employee costs and professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.7 million and $0.5 million for each of the three months ended March 31, 2015 and 2013, respectively.

Interest Expense
Interest expense for the three months ended March 31, 2015, totaled $8.8 million, a decrease of $1.7 million compared to the three months ended March 31, 2014. The decrease is primarily due to the early retirement of our 8.25% Senior Notes in March 2014. Our aggregate effective interest rates were 4.0% and 5.1% for the three months ended March 31, 2015 and 2014, respectively.

State Income Tax
We recorded state income tax expense of $101,000 and $75,000 for the three months ended March 31, 2015 and 2014, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At March 31, 2015, we had a $650 million senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On April 28, 2015, the Credit Agreement was amended, increasing the size of the credit facility from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. The Credit Agreement expires in November 2018.

During the three months ended March 31, 2015, we received advances totaling $153.5 million and repaid $130.5 million resulting in a net increase of $23.0 million under the Credit Agreement and an outstanding balance of $594.0 million at March 31, 2015. We have no letters of credit outstanding under the Credit Agreement at March 31, 2015.
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

Table of Contentsril 19,

In February, we paid regular quarterly cash distributions of $0.53 on all units in an aggregate amount of $40.9 million including $8.9 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $3.0 million during the three months ended March 31, 2015. The cash flows provided by operating activities of $60.9 million were more than the sum of cash flows used for financing and investing activities of $19.4 million and $38.6 million, respectively. Working capital increased by $1.6 million to a positive $4.8 million at March 31, 2015, from $3.1 million at December 31, 2014.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $21.9 million from $39.0 million for the three months ended March 31, 2014, to $60.9 million for the three months ended March 31, 2015. This increase is due principally to $10.9 million of greater cash receipts for services performed, a New Mexico gross receipts tax refund receipt of $11.1 million, and lower interest payments of $5.3 million partially offset by increased operating expenses in the three months ended March 31, 2015, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $38.6 million for the three months ended March 31, 2015, compared to $20.6 million for the three months ended March 31, 2014, an increase of $18.0 million. During the three months ended March 31, 2015 and 2014, we invested $11.3 million and $20.6 million in additions to properties and equipment, respectively. We also purchased El Dorado crude tank assets for $27.5 million in March 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $19.4 million for the three months ended March 31, 2015, compared to $19.9 million for the three months ended March 31, 2014, a decrease of $0.6 million. During the three months ended March 31, 2015, we received $153.5 million and repaid $130.5 million in advances under the Credit Agreement. Additionally, we paid $40.9 million in regular quarterly cash distributions to our general and limited partners, $1.3 million to our noncontrolling interest and $0.2 million for the purchase of common units for recipients of our incentive grants. During the three months ended March 31, 2014, we received $421.3 million and repaid $246.6 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. We paid $37.3 million in regular quarterly cash distributions to our general and limited partners, distributed $0.8 million to our noncontrolling interest, and paid $0.3 million for the purchase of common units for recipients of our incentive grants.

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

Table of Contentsril 19,

we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We recorded the assets acquired and liabilities assumed at their fair values at the date of acquisition based on preliminary valuations. Substantially all of the purchase price was allocated to properties and equipment. No goodwill was recorded. We expect to finalize the purchase price allocation during the second quarter of 2015. HFC is the main customer of this crude tank farm.

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

Credit Agreement
At March 31, 2015, we had a $650 million senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On April 28, 2015, the Credit Agreement was amended, increasing the size of the credit facility from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. The Credit Agreement expires in November 2018.

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

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$594,000	$571,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,258)	(3,421)
	296,742	296,579

Total long-term debt	$890,742	$867,579

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2015 and 2014. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At March 31, 2015, we have an accrual of $9.0 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The

Table of Contentsril 19,

remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2015. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has a proposed effective date of January 1, 2018. We are evaluating the impact of this standard.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2015, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. Also, we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of March 31, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At March 31, 2015, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2015, the fair value of our 6.5% Senior Notes was $295.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at March 31, 2015, would result in a change of approximately $8.0 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2015, borrowings outstanding under the Credit Agreement were $594.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $289.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

Table of Contentsril 19,

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
January 2015	—	$—	—	$—
February 2015	3,757	$33.64	—	$—
March 2015	—		—	$—
Total for January through March	3,757		—

The units reported represent purchases settled during the three months ended March 31, 2015, related to withholdings made under the terms of our equity award agreements to provide funds for the payment of payroll and income taxes due at vesting in the case of officers or employees who did not elect to satisfy such taxes by other means.

Item 6.	Exhibits

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 6, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2015	/s/ Kenneth P. Norwood
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

4.1+	Second Supplemental Indenture, dated March 25, 2015, among HEP El Dorado LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.
10.1
Unloading and Blending Services Agreement dated March 12, 2015 by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.2
Third Amended and Restated Crude Pipelines and Tankage Agreement, dated as of March 12, 2015, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.3
Eleventh Amended and Restated Omnibus Agreement dated March 12, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.4
Agreement and Amendment No. 4 to Second Amended and Restated Credit Agreement, dated April 28, 2015, Holly Energy Partners Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and lender and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated April 30, 2015, File No. 001-32225).

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

Table of Contentsril 19,

101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
**	Filed electronically herewith.