Form 10-Q
period 2015-06-30
HOLLY ENERGY PARTNERS LP
filed 2015-08-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at June 30, 2015 was 58,657,048.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, in “Risk Factors” and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in "Risk Factors." All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,424	$2,830
Accounts receivable:
Trade	11,286	6,737
Affiliates	28,758	33,392
	40,044	40,129
Prepaid and other current assets	4,738	4,383
Total current assets	55,206	47,342

Properties and equipment, net	1,000,808	980,479
Transportation agreements, net	77,279	80,703
Goodwill	256,498	256,498
Investment in SLC Pipeline	24,280	24,478
Other assets	11,172	12,055
Total assets	$1,425,243	$1,401,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$8,317	$12,642
Affiliates	7,811	5,239
	16,128	17,881

Accrued interest	6,783	6,615
Deferred revenue	9,940	12,432
Accrued property taxes	4,335	2,703
Other current liabilities	4,826	4,571
Total current liabilities	42,012	44,202

Long-term debt	900,905	867,579
Other long-term liabilities	21,132	18,145
Deferred revenue	35,484	29,392

Class B unit	30,305	26,793

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at June 30, 2015 and December 31, 2014)	441,224	468,813
General partner interest (2% interest)	(139,711)	(148,405)
Accumulated other comprehensive loss	(573)	(46)
Total partners’ equity	300,940	320,362
Noncontrolling interest	94,465	95,082
Total equity	395,405	415,444
Total liabilities and equity	$1,425,243	$1,401,555

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Affiliates	$68,297	$64,480	$140,552	$136,312
Third parties	15,182	10,518	32,683	25,690
	83,479	74,998	173,235	162,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	25,289	24,567	53,255	47,379
Depreciation and amortization	15,063	15,882	29,757	31,470
General and administrative	2,696	2,516	5,986	5,667
	43,048	42,965	88,998	84,516
Operating income	40,431	32,033	84,237	77,486

Other income (expense):
Equity in earnings of SLC Pipeline	631	748	1,365	1,270
Interest expense	(9,056)	(8,329)	(17,824)	(18,783)
Interest income	3	—	3	3
Loss on early extinguishment of debt	—	—	—	(7,677)
Other income	71	26	230	34
	(8,351)	(7,555)	(16,226)	(25,153)
Income before income taxes	32,080	24,478	68,011	52,333
State income tax benefit (expense)	64	(28)	(37)	(103)
Net income	32,144	24,450	67,974	52,230
Allocation of net income attributable to noncontrolling interests	(1,743)	(1,416)	(5,770)	(5,053)
Net income attributable to Holly Energy Partners	30,401	23,034	62,204	47,177
General partner interest in net income, including incentive distributions	(10,196)	(8,393)	(20,006)	(16,394)
Limited partners’ interest in net income	$20,205	$14,641	$42,198	$30,783
Limited partners’ per unit interest in earnings—basic and diluted	$0.34	$0.25	$0.71	$0.52
Weighted average limited partners’ units outstanding	58,657	58,657	58,657	58,657

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$32,144	$24,450	$67,974	$52,230
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(306)	(1,299)	(1,586)	(1,742)
Reclassification adjustment to net income on partial settlement of cash flow hedge	528	553	1,059	1,091
Other comprehensive income (loss)	222	(746)	(527)	(651)
Comprehensive income before noncontrolling interest	32,366	23,704	67,447	51,579
Allocation of comprehensive income to noncontrolling interests	(1,743)	(1,416)	(5,770)	(5,053)
Comprehensive income attributable to Holly Energy Partners	$30,623	$22,288	$61,677	$46,526

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$67,974	$52,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,757	31,470
Gain on sale of assets	(209)	—
Amortization of deferred charges	930	947
Amortization of restricted and performance units	1,762	1,658
Loss on early extinguishment of debt	—	7,677
(Increase) decrease in operating assets:
Accounts receivable—trade	(4,514)	(1,446)
Accounts receivable—affiliates	5,064	1,823
Prepaid and other current assets	(311)	128
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,610)	1,280
Accounts payable—affiliates	2,573	(4,495)
Accrued interest	168	(3,552)
Deferred revenue	3,600	2,315
Accrued property taxes	1,632	1,912
Other current liabilities	(242)	1,153
Other, net	3,890	(737)
Net cash provided by operating activities	110,464	92,363

Cash flows from investing activities
Additions to properties and equipment	(22,943)	(38,574)
Purchase of El Dorado crude tanks	(27,500)	—
Proceeds from sale of assets	965	—
Distributions in excess of equity in earnings of SLC Pipeline	198	105
Net cash used for investing activities	(49,280)	(38,469)

Cash flows from financing activities
Borrowings under credit agreement	254,100	477,100
Repayments of credit agreement borrowings	(221,100)	(297,100)
Redemption of senior notes	—	(156,188)
Distributions to HEP unitholders	(82,614)	(75,577)
Distributions to noncontrolling interest	(2,875)	(2,000)
Purchase of units for incentive grants	(247)	(406)
Other	(854)	(9)
Net cash used by financing activities	(53,590)	(54,180)

Cash and cash equivalents
Increase (decrease) for the period	7,594	(286)
Beginning of period	2,830	6,352
End of period	$10,424	$6,066

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2014	$468,813	$(148,405)	$(46)	$95,082	$415,444
Distributions to HEP unitholders	(62,612)	(20,002)	—	—	(82,614)
Distributions to noncontrolling interest	—	—	—	(2,875)	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Amortization of restricted and performance units	1,762	—	—	—	1,762
Class B unit accretion	(3,442)	(70)	—	—	(3,512)
Net income	36,950	28,766	—	2,258	67,974
Other comprehensive loss	—	—	(527)	—	(527)
Balance June 30, 2015	$441,224	$(139,711)	$(573)	$94,465	$395,405

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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018. We are evaluating the impact of this standard.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. The amount of deferred debt issuance costs reported in Long-term assets was $4.7 million and $4.4 million as of June 30, 2015 and December 31, 2014, respectively. This standard will become effective beginning with our 2016 reporting year.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		June 30, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$134	$134	$1,019	$1,019

Liabilities:
6.5% Senior notes	Level 2	$296,905	$295,875	$296,579	$291,000
Interest rate swaps	Level 2	707	707	1,065	1,065
		$297,612	$296,582	$297,644	$292,065

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Pipelines, terminals and tankage	$1,180,313	$1,137,157
Land and right of way	65,025	64,458
Construction in progress	57,258	56,228
Other	22,646	22,636
	1,325,242	1,280,479
Less accumulated depreciation	324,434	300,000
	$1,000,808	$980,479

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We recorded the assets acquired and liabilities assumed at their fair values at the date of acquisition based on preliminary valuations. Substantially all of the purchase price was allocated to properties and equipment and no goodwill has been recorded. We expect to finalize the purchase price allocation during the third quarter of 2015. HFC is the main customer of this crude tank farm.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We capitalized $0.6 million and $0.9 million in interest attributable to construction projects during the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense was $26.0 million and $27.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	—
	134,214	134,164
Less accumulated amortization	56,935	53,461
	$77,279	$80,703

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.7 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $3.6 million for the six months ended June 30, 2015 and 2014, respectively.

We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights.

As of June 30, 2015, we have three types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.9 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million for each of the the six months ended June 30, 2015 and 2014. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2015, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,537,167 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

A summary of restricted and phantom unit activity and changes during the six months ended June 30, 2015, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015 (nonvested)	126,077	$33.43
Forfeited	(2,849)	33.57
Outstanding at June 30, 2015 (nonvested)	123,228	$33.42

As of June 30, 2015, there was $1.7 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of June 30, 2015, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 140%.

No performance units were granted during the six months ended June 30, 2015. Performance units granted in 2014 vest over a three-year performance period ending December 31, 2017. These performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the six months ended June 30, 2015, is presented below:

Performance Units	Units
Outstanding at January 1, 2015 (nonvested)	71,245
Vesting and transfer of common units to recipients	(11,436)
Outstanding at June 30, 2015 (nonvested)	59,809

The grant-date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2015, was $0.3 million. Based on the weighted average fair value of performance units outstanding at June 30, 2015, of $2.2 million, there was $0.8 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.2 years.

Note 6:	Debt

Credit Agreement
In April 2015, we amended our senior secured revolving credit facility (the “Credit Agreement”) increasing the size of the Credit Agreement from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P. (“HEP Logistics”), our general partner, and is guaranteed by our material, wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

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

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which, other than its investment in us, are not significant.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$604,000	$571,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,095)	(3,421)
	296,905	296,579

Total long-term debt	$900,905	$867,579

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2015, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of June 30, 2015, we had no ineffectiveness on our cash flow hedges.

At June 30, 2015, we have accumulated other comprehensive loss of $0.6 million that relates to our current cash flow hedging instruments. Approximately $0.6 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other current liabilities	$(707)	Accumulated other comprehensive loss	$(707)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	134	Accumulated other comprehensive income	134
		$(573)		$(573)

December 31, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,065)	Accumulated other comprehensive loss	$(1,065)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	1,019	Accumulated other comprehensive income	1,019
		$(46)		$(46)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$7,488	$6,165
6.5% Senior Notes	9,757	9,696
8.25% Senior Notes	—	2,544
Amortization of discount and deferred debt issuance costs	930	948
Commitment fees	261	293
Total interest incurred	18,436	19,646
Less capitalized interest	612	863
Net interest expense	$17,824	$18,783
Cash paid for interest	$17,280	$22,249

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 7:	Significant Customers

All revenues are domestic revenues, of which 92% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
HFC	82%	86%	81%	84%
Alon	10%	7%	10%	9%

Note 8:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2015, these agreements with HFC will result in minimum annual payments to us of $236.6 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $68.3 million and $64.5 million for the three months ended June 30, 2015 and 2014, respectively, and $140.6 million and $136.3 million for the six months ended June 30, 2015 and 2014, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2015 and 2014, and $1.2 million for each of the six months ended June 30, 2015 and 2014.

•
We reimbursed HFC for costs of employees supporting our operations of $7.5 million and $9.6 million for the three months ended June 30, 2015 and 2014, respectively, and $16.2 million and $18.8 million for the six months ended June 30, 2015 and 2014, respectively.

•
HFC reimbursed us $4.4 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively, for certain reimbursable costs and capital projects and $7.0 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively.

•
We distributed $22.3 million and $19.8 million for the three months ended June 30, 2015 and 2014, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the six months ended June 30, 2015 and 2014, we distributed $43.9 million and $39.0 million, respectively

•	Accounts receivable from HFC were $28.8 million and $33.4 million at June 30, 2015, and December 31, 2014, respectively.

•	Accounts payable to HFC were $7.8 million and $5.2 million at June 30, 2015, and December 31, 2014, respectively.

•
Revenues for the six months ended June 30, 2015 and 2014, include $6.0 million and $7.6 million, respectively, of shortfall payments billed in 2014 and 2013, as HFC did not exceed its minimum volume commitment in any of the subsequent

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

four quarters. Deferred revenue in the consolidated balance sheets at June 30, 2015, and December 31, 2014, includes $5.4 million and $7.3 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.4 million deferred at June 30, 2015.

Note 9:	Partners’ Equity

As of June 30, 2015, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
General partner interest in net income	$412	$299	$861	$628
General partner incentive distribution	9,784	8,094	19,145	15,766
Total general partner interest in net income	$10,196	$8,393	$20,006	$16,394

In addition to the allocation of net income as presented above, the consolidated statement of partners equity for the six months ended June 30, 2015, reflects a cumulative revision of net income allocations between the general partnership interest and common units of approximately $8.8 million for net income related to years ended 2014 and prior.  This revision had no impact on historical limited partners’ per unit interest in earnings.

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On July 23, 2015, we announced our cash distribution for the second quarter of 2015 of $0.5450 per unit. The distribution is payable on all common and general partner units and will be paid August 14, 2015, to all unitholders of record on August 3, 2015.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
General partner interest in distribution	$877	$807	$1,738	$1,597
General partner incentive distribution	9,784	8,094	19,145	15,766
Total general partner distribution	10,661	8,901	20,883	17,363
Limited partner distribution	31,968	30,209	63,496	59,977
Total regular quarterly cash distribution	$42,629	$39,110	$84,379	$77,340
Cash distribution per unit applicable to limited partners	$0.5450	$0.5150	$1.0825	$1.0225

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost in excess of HFC’s historical basis in the transferred assets would have been recorded in our financial statements at the time of acquisition as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 10:	Environmental

We incurred no environmental expense for the three months ended June 30, 2015, and $0.9 million for environmental remediation obligations for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we incurred environmental expenses of $4.2 million and $0.7 million, respectively. During the six months ended June 30, 2015, we increased certain environmental cost accruals to reflect revisions to the cost estimates and the time frame for which the related environmental remediation and monitoring activities are expected to occur. The accrued environmental liability reflected in our consolidated balance sheets was $15.3 million and $12.0 million at June 30, 2015 and December 31, 2014, respectively, of which $12.3 million and $8.7 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of June 30, 2015, and December 31, 2014, our accrued environmental liability included $6.6 million and $6.8 million, respectively, for HFC indemnified liabilities. In addition, as of June 30, 2015, and December 31, 2014, $6.6 million and $6.8 million, respectively, was included in other assets representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,350	$3,074	$—	$10,424
Accounts receivable	2	35,771	4,442	(171)	40,044
Prepaid and other current assets	82	3,395	1,261	—	4,738
Total current assets	84	46,516	8,777	(171)	55,206

Properties and equipment, net	—	624,509	376,299	—	1,000,808
Investment in subsidiaries	603,118	283,393	—	(886,511)	—
Transportation agreements, net	—	77,279	—	—	77,279
Goodwill	—	256,498	—	—	256,498
Investment in SLC Pipeline	—	24,280	—	—	24,280
Other assets	1,344	9,828	—	—	11,172
Total assets	$604,546	$1,322,303	$385,076	$(886,682)	$1,425,243

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,343	$956	$(171)	$16,128
Accrued interest	6,500	283	—	—	6,783
Deferred revenue	—	6,440	3,500	—	9,940
Accrued property taxes	—	1,739	2,596	—	4,335
Other current liabilities	24	4,801	1	—	4,826
Total current liabilities	6,524	28,606	7,053	(171)	42,012

Long-term debt	296,905	604,000	—	—	900,905
Other long-term liabilities	177	20,790	165	—	21,132
Deferred revenue	—	35,484	—	—	35,484
Class B unit	—	30,305	—	—	30,305
Equity - partners	300,940	603,118	377,858	(980,976)	300,940
Equity - noncontrolling interest	—	—	—	94,465	94,465
Total liabilities and partners’ equity	$604,546	$1,322,303	$385,076	$(886,682)	$1,425,243

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$64,727	$3,545	$25	$68,297
Third parties	—	11,895	3,287	—	15,182
	—	76,622	6,832	25	83,479
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,111	3,153	25	25,289
Depreciation and amortization		11,316	3,747	—	15,063
General and administrative	637	2,059	—	—	2,696
	637	35,486	6,900	25	43,048
Operating income (loss)	(637)	41,136	(68)	—	40,431
Equity in earnings (loss) of subsidiaries	36,111	(88)	—	(36,023)	—
Equity in earnings of SLC Pipeline	—	631	—	—	631
Interest expense	(5,073)	(3,983)	—	—	(9,056)
Interest income	—	3	—	—	3
Other income (expense)	—	120	(49)	—	71
	31,038	(3,317)	(49)	(36,023)	(8,351)
Income (loss) before income taxes	30,401	37,819	(117)	(36,023)	32,080
State income tax benefit	—	64	—	—	64
Net income (loss)	30,401	37,883	(117)	(36,023)	32,144
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,743)	(1,743)
Net income (loss) attributable to Holly Energy Partners	30,401	37,883	(117)	(37,766)	30,401
Other comprehensive income (loss)	222	222	—	(222)	222
Comprehensive income (loss)	$30,623	$38,105	$(117)	$(37,988)	$30,623

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$61,427	$3,359	$(306)	$64,480
Third parties	—	8,533	1,985	—	10,518
	—	69,960	5,344	(306)	74,998
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,179	2,694	(306)	24,567
Depreciation and amortization	—	12,288	3,594	—	15,882
General and administrative	585	1,931	—	—	2,516
	585	36,398	6,288	(306)	42,965
Operating income (loss)	(585)	33,562	(944)	—	32,033
Equity in earnings (loss) of subsidiaries	28,631	(708)	—	(27,923)	—
Equity in earnings of SLC Pipeline	—	748	—	—	748
Interest expense	(5,012)	(3,317)	—	—	(8,329)
Other income	—	26	—	—	26
	23,619	(3,251)	—	(27,923)	(7,555)
Income (loss) before income taxes	23,034	30,311	(944)	(27,923)	24,478
State income tax expense	—	(28)	—	—	(28)
Net income (loss)	23,034	30,283	(944)	(27,923)	24,450
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,416)	(1,416)
Net income (loss) attributable to Holly Energy Partners	23,034	30,283	(944)	(29,339)	23,034
Other comprehensive income (loss)	(746)	(746)	—	746	(746)
Comprehensive income (loss)	$22,288	$29,537	$(944)	$(28,593)	$22,288

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$127,783	$12,769	$—	$140,552
Third parties	—	23,282	9,401	—	32,683
	—	151,065	22,170	—	173,235
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	47,642	5,613	—	53,255
Depreciation and amortization	—	22,278	7,479	—	29,757
General and administrative	1,700	4,286	—	—	5,986
	1,700	74,206	13,092	—	88,998
Operating income (loss)	(1,700)	76,859	9,078	—	84,237
Equity in earnings (loss) of subsidiaries	74,044	6,772	—	(80,816)	—
Equity in earnings of SLC Pipeline	—	1,365	—	—	1,365
Interest expense	(10,140)	(7,684)	—	—	(17,824)
Interest income	—	3	—	—	3
Other income (expense)	—	279	(49)	—	230
	63,904	735	(49)	(80,816)	(16,226)
Income (loss) before income taxes	62,204	77,594	9,029	(80,816)	68,011
State income tax expense	—	(37)	—	—	(37)
Net income (loss)	62,204	77,557	9,029	(80,816)	67,974
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,770)	(5,770)
Net income (loss) attributable to Holly Energy Partners	62,204	77,557	9,029	(86,586)	62,204
Other comprehensive income (loss)	(527)	(527)	—	527	(527)
Comprehensive income (loss)	$61,677	$77,030	$9,029	$(86,059)	$61,677

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$123,042	$13,883	$(613)	$136,312
Third parties	—	19,614	6,076	—	25,690
	—	142,656	19,959	(613)	162,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	42,330	5,662	(613)	47,379
Depreciation and amortization	—	24,281	7,189	—	31,470
General and administrative	1,643	4,024	—	—	5,667
	1,643	70,635	12,851	(613)	84,516
Operating income (loss)	(1,643)	72,021	7,108	—	77,486
Equity in earnings (loss) of subsidiaries	69,195	5,331	—	(74,526)	—
Equity in earnings of SLC Pipeline	—	1,270	—	—	1,270
Interest expense	(12,698)	(6,085)	—	—	(18,783)
Interest income	—	3	—	—	3
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other income	—	34	—	—	34
	48,820	553	—	(74,526)	(25,153)
Income (loss) before income taxes	47,177	72,574	7,108	(74,526)	52,333
State income tax expense	—	(103)	—	—	(103)
Net income (loss)	47,177	72,471	7,108	(74,526)	52,230
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,053)	(5,053)
Net income (loss) attributable to Holly Energy Partners	47,177	72,471	7,108	(79,579)	47,177
Other comprehensive income (loss)	(651)	(651)	—	651	(651)
Comprehensive income (loss)	$46,526	$71,820	$7,108	$(78,928)	$46,526

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(9,639)	$111,517	$15,358	$(6,772)	$110,464

Cash flows from investing activities
Additions to properties and equipment	—	(22,159)	(784)	—	(22,943)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Proceeds from sale of assets	—	965	—	—	965
Distributions from UNEV	—	1,853	—	(1,853)	—
Distributions in excess of equity in earnings in SLC Pipeline	—	198	—	—	198
	—	(46,643)	(784)	(1,853)	(49,280)

Cash flows from financing activities
Net borrowings under credit agreement	—	33,000	—	—	33,000
Net intercompany financing activities	92,498	(92,498)	—	—	—
Distributions to HEP unitholders	(82,614)	—	—	—	(82,614)
Distributions to noncontrolling interests	—	—	(11,500)	8,625	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Other	—	(854)	—	—	(854)
	9,637	(60,352)	(11,500)	8,625	(53,590)

Cash and cash equivalents
Increase (decrease) for the period	(2)	4,522	3,074	—	7,594
Beginning of period	2	2,828	—	—	2,830
End of period	$—	$7,350	$3,074	$—	$10,424

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(15,764)	$96,308	$11,819	$—	$92,363

Cash flows from investing activities
Additions to properties and equipment	—	(33,831)	(4,743)	—	(38,574)
Distributions from noncontrolling interest	—	6,000	—	(6,000)	—
Distributions in excess of equity in earnings of SLC Pipeline	—	105	—	—	105
	—	(27,726)	(4,743)	(6,000)	(38,469)

Cash flows from financing activities
Net repayments under credit agreement	—	180,000	—	—	180,000
Net intercompany financing activities	247,935	(247,935)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to HEP unitholders	(75,577)	—	—	—	(75,577)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Purchase of units for incentive grants	(406)	—	—	—	(406)
Other	—	(9)	—	—	(9)
	15,764	(67,944)	(8,000)	6,000	(54,180)

Cash and cash equivalents
Increase (decrease) for the period	—	638	(924)	—	(286)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$2,085	$3,979	$—	$6,066

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us, including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV
Pipeline”), product terminals and a 25% interest in SLC Pipeline, LLC, a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”), that serves refineries in the Salt Lake City, Utah area.

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
We have a long-term strategic relationship with HFC. Our current growth plan is to continue to pursue purchases of logistic and other assets at HFC's existing refining locations in New Mexico, Utah, Oklahoma, Kansas and Wyoming. We also expect to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies. Furthermore, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC has agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2015, these agreements with HFC will result in minimum annual payments to us of $236.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of June 30, 2015, these agreements with Alon will result in minimum annual payments to us of $33.3 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,245	$17,536	$709
Affiliates—intermediate pipelines	7,172	6,683	489
Affiliates—crude pipelines	15,096	13,032	2,064
	40,513	37,251	3,262
Third parties—refined product pipelines	11,213	7,480	3,733
	51,726	44,731	6,995
Terminals, tanks and loading racks:
Affiliates	27,784	27,229	555
Third parties	3,969	3,038	931
	31,753	30,267	1,486
Total revenues	83,479	74,998	8,481
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	25,289	24,567	722
Depreciation and amortization	15,063	15,882	(819)
General and administrative	2,696	2,516	180
	43,048	42,965	83
Operating income	40,431	32,033	8,398
Other income (expense):
Equity in earnings of SLC Pipeline	631	748	(117)
Interest expense, including amortization	(9,056)	(8,329)	(727)
Interest income	3	—	3
Other	71	26	45
	(8,351)	(7,555)	(796)
Income before income taxes	32,080	24,478	7,602
State income tax benefit (expense)	64	(28)	92
Net income	32,144	24,450	7,694
Allocation of net income attributable to noncontrolling interests	(1,743)	(1,416)	(327)
Net income attributable to Holly Energy Partners	30,401	23,034	7,367
General partner interest in net income, including incentive distributions (1)	(10,196)	(8,393)	(1,803)
Limited partners’ interest in net income	$20,205	$14,641	$5,564
Limited partners’ earnings per unit—basic and diluted (1)	$0.34	$0.25	$0.09
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$54,453	$47,273	$7,180
Distributable cash flow (3)	$47,299	$43,495	$3,804

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	121,982	119,328	2,654
Affiliates—intermediate pipelines	143,140	143,396	(256)
Affiliates—crude pipelines	295,793	178,564	117,229
	560,915	441,288	119,627
Third parties—refined product pipelines	73,659	43,858	29,801
	634,574	485,146	149,428
Terminals and loading racks:
Affiliates	281,318	269,260	12,058
Third parties	79,133	56,563	22,570
	360,451	325,823	34,628
Total for pipelines and terminal assets (bpd)	995,025	810,969	184,056

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$40,786	$41,709	$(923)
Affiliates—intermediate pipelines	14,034	14,594	(560)
Affiliates—crude pipelines	32,090	25,650	6,440
	86,910	81,953	4,957
Third parties—refined product pipelines	24,936	19,098	5,838
	111,846	101,051	10,795
Terminals, tanks and loading racks:
Affiliates	53,642	54,359	(717)
Third parties	7,747	6,592	1,155
	61,389	60,951	438
Total revenues	173,235	162,002	11,233
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	53,255	47,379	5,876
Depreciation and amortization	29,757	31,470	(1,713)
General and administrative	5,986	5,667	319
	88,998	84,516	4,482
Operating income	84,237	77,486	6,751
Other income (expense):
Equity in earnings of SLC Pipeline	1,365	1,270	95
Interest expense, including amortization	(17,824)	(18,783)	959
Interest income	3	3	—
Loss on early extinguishment of debt	—	(7,677)	7,677
Other	230	34	196
	(16,226)	(25,153)	8,927
Income before income taxes	68,011	52,333	15,678
State income tax expense	(37)	(103)	66
Net income	67,974	52,230	15,744
Allocation of net income attributable to noncontrolling interests	(5,770)	(5,053)	(717)
Net income attributable to Holly Energy Partners	62,204	47,177	15,027
General partner interest in net income, including incentive distributions (1)	(20,006)	(16,394)	(3,612)
Limited partners’ interest in net income	$42,198	$30,783	$11,415
Limited partners’ earnings per unit—basic and diluted (1)	$0.71	$0.52	$0.19
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$109,819	$105,207	$4,612
Distributable cash flow (3)	$93,189	$85,303	$7,886

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	118,724	121,239	(2,515)
Affiliates—intermediate pipelines	140,620	141,015	(395)
Affiliates—crude pipelines	289,285	177,763	111,522
	548,629	440,017	108,612
Third parties—refined product pipelines	72,546	55,014	17,532
	621,175	495,031	126,144
Terminals and loading racks:
Affiliates	276,823	265,966	10,857
Third parties	76,574	67,075	9,499
	353,397	333,041	20,356
Total for pipelines and terminal assets (bpd)	974,572	828,072	146,500

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$30,401	$23,034	$62,204	$47,177
Add (subtract):
Interest expense	8,562	7,893	16,894	17,836
Interest income	(3)	—	(3)	(3)
Amortization of discount and deferred debt issuance costs	494	436	930	947
Loss on early extinguishment of debt	—	—	—	7,677
State income tax (benefit) expense	(64)	28	37	103
Depreciation and amortization	15,063	15,882	29,757	31,470
EBITDA	$54,453	$47,273	$109,819	$105,207

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$30,401	$23,034	$62,204	$47,177
Add (subtract):
Depreciation and amortization	15,063	15,882	29,757	31,470
Amortization of discount and deferred debt issuance costs	494	436	930	947
Loss on early extinguishment of debt	—	—	—	7,677
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,355	4,760	(2,195)	(1,138)
Maintenance capital expenditures (4)	(1,870)	(842)	(3,519)	(1,691)
Increase (decrease) in environmental liability	(386)	(3)	3,471	361
Increase (decrease) in reimbursable deferred revenue	1,537	(629)	992	(1,211)
Other non-cash adjustments	705	857	1,549	1,711
Distributable cash flow	$47,299	$43,495	$93,189	$85,303

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

	June 30, 2015	December 31, 2014
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$10,424	$2,830
Working capital	$13,194	$3,140
Total assets	$1,425,243	$1,401,555
Long-term debt	$900,905	$867,579
Partners’ equity (5)	$300,940	$320,362

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

Results of Operations—Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Summary
Net income attributable to Holly Energy Partners for the second quarter was $30.4 million ($0.34 per basic and diluted limited partner unit) compared to $23.0 million ($0.25 per basic and diluted limited partner unit) for the second quarter of 2014. The increase in earnings is primarily due to higher pipeline volumes and annual tariff increases.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended June 30, 2015, include the recognition of $0.5 million of prior shortfalls billed to shippers in 2014 compared to revenues at June 30, 2014, which included the recognition of $0.2 million of prior shortfalls billed to shippers in 2013. Additional shortfall billings of $2.3 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2015. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $83.5 million, an $8.5 million increase compared to the second quarter of 2014 due to the effect of higher pipeline volumes and annual tariff increases. The volume increase resulted in overall pipeline volumes being up 31% compared to the three months ended June 30, 2014 largely due to increased volumes from the New Mexico gathering system expansion as well as lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery.

Revenues from our refined product pipelines were $29.5 million, an increase of $4.4 million compared to the second quarter of 2014, due to increased volumes and annual tariff increases. Shipments averaged 195.6 mbpd compared to 163.2 mbpd for the second quarter of 2014 largely due to lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery.
Revenues from our intermediate pipelines were $7.2 million, an increase of $0.5 million, on shipments averaging 143.1 mbpd compared to 143.4 mbpd for the second quarter of 2014. Revenues increased mainly due to a $0.3 million increase in deferred revenue realized.
Revenues from our crude pipelines were $15.1 million, an increase of $2.1 million, on shipments averaging 295.8 mbpd compared to 178.6 mbpd for the second quarter of 2014. Revenues increased mainly due to a $2.1 million increase in revenue from the New Mexico gathering system expansion. The increase in volumes is due to increased crude production in the Artesia Basin as well as the reversal of the Roadrunner pipeline, which made it possible for HFC to purchase and HEP to transport crude volumes in excess of HFC refining capacity.

Table of Contentsril 19,

Revenues from terminal, tankage and loading rack fees were $31.8 million, an increase of $1.5 million compared to the second quarter of 2014. Refined products terminalled in our facilities averaged 360.5 mbpd compared to 325.8 mbpd for the second quarter of 2014 largely due to lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery. Revenues increased due to our first quarter 2015 acquisition of an existing crude tank farm adjacent to HFC's El Dorado refinery as well as increased volumes and annual tariff increases.

Operations Expense
Operations expense for the three months ended June 30, 2015, increased by $0.7 million compared to the three months ended June 30, 2014. This increase is mainly due to an increase in maintenance project expense offset by lower employee costs due to secondment of employees in El Dorado and Cheyenne.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2015, decreased by $0.8 million compared to the three months ended June 30, 2014. The decrease is due principally to lower accelerated tank depreciation and tank write-downs.

General and Administrative
General and administrative costs for the three months ended June 30, 2015, increased by $0.2 million compared to the three months ended June 30, 2014.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $0.6 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively.

Interest Expense
Interest expense for the three months ended June 30, 2015, totaled $9.1 million, an increase of $0.7 million compared to the three months ended June 30, 2014. The increase is primarily due to a higher carrying balance on the Credit Agreement. Our aggregate effective interest rates were 4.0% for each of the three months ended June 30, 2015 and 2014, respectively.

State Income Tax
We recorded a state income tax benefit of $64,000 and state income tax expense of $28,000 for the three months ended June 30, 2015 and 2014, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2015, was $62.2 million compared to $47.2 million for the six months ended June 30, 2014. The increase in net income is due primarily to higher pipeline volumes, annual tariff increases and lower interest expense in addition to a charge of $7.7 million in the first quarter of 2014 related to the redemption of the $150 million aggregate principal amount of our 8.25% Senior Notes maturing March 2018 (the "8.25% Senior Notes").

Revenues for the six months ended June 30, 2015, include the recognition of $8.0 million of prior shortfalls billed to shippers in 2014 as they did not meet their minimum volume commitments within the contractual makeup period. Deficiency payments of $5.0 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2015. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the six months ended June 30, 2015, were $173.2 million, a $11.2 million increase compared to the six months ended June 30, 2014. This is due principally to the effect of annual tariff increases and increased pipeline shipments largely due to increased volumes from the New Mexico gathering system expansion. Overall pipeline volumes were up 25.5% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Revenues from our refined product pipelines were $65.7 million, an increase of $4.9 million compared to the six months ended June 30, 2014, primarily due to increased volumes and due to increased volumes and annual tariff increases. Shipments averaged 191.3 mbpd compared to 176.3 mbpd for the six months ended June 30, 2014, largely due to lower volumes in the second quarter

Table of Contentsril 19,

of 2014 resulting from major maintenance performed at Alon's Big Spring refinery as well as higher spot volumes on our UNEV pipeline.
Revenues from our intermediate pipelines were $14.0 million, a decrease of $0.6 million, on shipments averaging 140.6 mbpd compared to 141.0 mbpd for the six months ended June 30, 2014. Overall intermediate pipeline shipments were slightly down and revenues also decreased partially due to a $0.7 million decrease in deferred revenue realized.
Revenues from our crude pipelines were $32.1 million, an increase of $6.4 million, on shipments averaging 289.3 mbpd compared to 177.8 mbpd for the six months ended June 30, 2014. Revenues increased mainly due to $4.2 million in increased revenue from the New Mexico gathering system expansion, increased volumes from increased crude production in the Artesia Basin, and the reversal of the Roadrunner pipeline which made it possible for HFC to purchase and HEP to transport crude volumes in excess of HFC refining capacity.

Revenues from terminal, tankage and loading rack fees were $61.4 million, an increase of $0.4 million compared to the six months ended June 30, 2014. This increase is due principally to increased volumes and annual fee increases. Refined products terminalled in our facilities averaged 353.4 mbpd compared to 333.0 mbpd for the six months ended June 30, 2014, largely due to lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery.

Operations Expense
Operations expense for the three months ended June 30, 2015, increased by $5.9 million compared to the six months ended June 30, 2014. The increase is due to a an increase in environmental remediation provisions of $3.5 million and higher project maintenance costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2015, decreased by $1.7 million compared to the six months ended June 30, 2014. The decrease is due principally to lower accelerated tank depreciation and tank write-downs.

General and Administrative
General and administrative costs for the six months ended June 30, 2015, increased by $0.3 million compared to the six months ended June 30, 2014, due to increased professional fees.

Equity in Earnings of SLC Pipeline
Our equity in earnings of the SLC Pipeline was $1.4 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense
Interest expense for the six months ended June 30, 2015, totaled $17.8 million, a decrease of $1.0 million compared to the six months ended June 30, 2014. The decrease is primarily due to the early retirement of our 8.25% Senior Notes in March 2014 partially offset by higher interest on the amended credit agreement. Our aggregate effective interest rates were 4.0% and 4.5% for the six months ended June 30, 2015 and 2014, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $7.7 million upon the early extinguishment of our 8.25% Senior Notes in March 2014. This charge represents the premium paid to noteholders upon their tender of an aggregate principal amount of $6.2 million and related financing costs of $1.5 million that were previously deferred.

State Income Tax
We recorded state income tax expense of $37,000 and $103,000 for the six months ended June 30, 2015 and 2014, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have an $850 million senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”), which is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

Table of Contentsril 19,

During the six months ended June 30, 2015, we received advances totaling $254.1 million and repaid $221.1 million, resulting in a net increase of $33.0 million under the Credit Agreement and an outstanding balance of $604.0 million at June 30, 2015. We have no letters of credit outstanding under the Credit Agreement at June 30, 2015, and the available capacity under the Credit Agreement is $246.0 million at June 30, 2015.
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

In February and May 2015, we paid regular quarterly cash distributions of $0.53 and $0.5375 on all units in an aggregate amount of $82.6 million including $18.3 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters in certain circumstances.

Cash and cash equivalents increased by $7.6 million during the six months ended June 30, 2015. The cash flows provided by operating activities of $110.5 million were more than the sum of cash flows used for financing and investing activities of $53.6 million and $49.3 million, respectively. Working capital increased by $10.1 million to a positive $13.2 million at June 30, 2015, from $3.1 million at December 31, 2014.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $18.1 million from $92.4 million for the six months ended June 30, 2014, to $110.5 million for the six months ended June 30, 2015. This increase is due principally to $15.8 million of greater cash receipts for services performed and lower interest payments of $4.7 million partially offset by increased operating expenses in the six months ended June 30, 2015, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $49.3 million for the six months ended June 30, 2015, compared to $38.5 million for the six months ended June 30, 2014, an increase of $10.8 million. During the six months ended June 30, 2015 and 2014, we invested $22.9 million and $38.6 million in additions to properties and equipment, respectively. We also purchased El Dorado crude tank assets for $27.5 million in March 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $53.6 million for the six months ended June 30, 2015, compared to $54.2 million for the six months ended June 30, 2014, a decrease of $0.6 million. During the six months ended June 30, 2015, we received $254.1 million and repaid $221.1 million in advances under the Credit Agreement. Additionally, we paid $82.6 million in regular quarterly cash distributions to our general and limited partners, $2.9 million to our noncontrolling interest and $0.2 million for the purchase of common units for recipients of our incentive grants. During the six months ended June 30, 2014, we received $477.1 million and repaid $297.1 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. We paid $75.6 million in regular quarterly cash distributions to our general and limited partners, distributed $2.0 million to our noncontrolling interest, and paid $0.4 million for the purchase of common units for recipients of our incentive grants.

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

Table of Contentsril 19,

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

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We recorded the assets acquired and liabilities assumed at their fair values at the date of acquisition based on preliminary valuations. Substantially all of the purchase price was allocated to properties and equipment, and no goodwill has been recorded. We expect to finalize the purchase price allocation during the third quarter of 2015. HFC is the main customer of this crude tank farm.

We have identified potential dropdown assets from HFC including the naphtha fractionation unit at HFC’s El Dorado Refinery and certain assets related to the initial phase of the expansion at HFC's Woods Cross Refinery.

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

Credit Agreement
In April 2015, we amended our senior secured revolving credit facility (the “Credit Agreement”) increasing the size of the credit facility from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$604,000	$571,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(3,095)	(3,421)
	296,905	296,579

Total long-term debt	$900,905	$867,579

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2015 and 2014. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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

Table of Contentsril 19,

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At June 30, 2015, we have an accrual of $8.6 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018. We are evaluating the impact of this standard.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. The amount of deferred debt issuance costs reported in Long-term assets was $4.7 million and $4.4 million as of June 30, 2015 and December 31, 2014, respectively. This standard will become effective beginning with our 2016 reporting year.

Table of Contentsril 19,

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2015, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. Also, we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of June 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At June 30, 2015, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2015, the fair value of our 6.5% Senior Notes was $295.9 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at June 30, 2015, would result in a change of approximately $8.2 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2015, borrowings outstanding under the Credit Agreement were $604.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $299.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the additional risk factor described below. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed below and in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 5, 2015	/s/ Douglas S. Aron
Douglas S. Aron
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2015	/s/ Kenneth P. Norwood
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

10.1+	Mortgage, Line of Credit Mortgage and Deed of Trust (with Security Agreement and Financing Statement), dated May 29, 2015, by HEP Refining, L.L.C. for the benefit of HollyFrontier Corporation.
31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
**	Filed electronically herewith.