Form 10-Q
period 2015-09-30
HOLLY ENERGY PARTNERS LP
filed 2015-11-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at October 30, 2015 was 58,657,048.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in "Risk Factors." All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,856	$2,830
Accounts receivable:
Trade	7,867	6,737
Affiliates	26,101	33,392
	33,968	40,129
Prepaid and other current assets	4,573	4,383
Total current assets	49,397	47,342

Properties and equipment, net	990,567	980,479
Transportation agreements, net	75,542	80,703
Goodwill	256,498	256,498
Equity method investments	79,378	24,478
Other assets	14,647	12,055
Total assets	$1,466,029	$1,401,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$7,522	$12,642
Affiliates	3,714	5,239
	11,236	17,881

Accrued interest	1,851	6,615
Deferred revenue	11,674	12,432
Accrued property taxes	6,477	2,703
Other current liabilities	4,302	4,571
Total current liabilities	35,540	44,202

Long-term debt	951,067	867,579
Other long-term liabilities	21,532	18,145
Deferred revenue	37,242	29,392

Class B unit	32,107	26,793

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at September 30, 2015 and December 31, 2014)	434,210	468,813
General partner interest (2% interest)	(139,579)	(148,405)
Accumulated other comprehensive loss	(834)	(46)
Total partners’ equity	293,797	320,362
Noncontrolling interest	94,744	95,082
Total equity	388,541	415,444
Total liabilities and equity	$1,466,029	$1,401,555

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Affiliates	$73,716	$67,450	$214,268	$203,762
Third parties	14,673	14,680	47,356	40,370
	88,389	82,130	261,624	244,132
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	24,095	25,456	77,350	72,835
Depreciation and amortization	16,326	15,483	46,083	46,953
General and administrative	3,673	2,266	9,659	7,933
	44,094	43,205	133,092	127,721
Operating income	44,295	38,925	128,532	116,411

Other income (expense):
Equity in earnings of equity method investments	1,269	880	2,634	2,150
Interest expense	(9,486)	(8,585)	(27,310)	(27,368)
Interest income	381	—	384	3
Loss on early extinguishment of debt	—	—	—	(7,677)
Other expense	176	11	406	45
	(7,660)	(7,694)	(23,886)	(32,847)
Income before income taxes	36,635	31,231	104,646	83,564
State income tax expense	(69)	(42)	(106)	(145)
Net income	36,566	31,189	104,540	83,419
Allocation of net income attributable to noncontrolling interests	(2,081)	(1,509)	(7,851)	(6,562)
Net income attributable to Holly Energy Partners	34,485	29,680	96,689	76,857
General partner interest in net income, including incentive distributions	(10,830)	(8,940)	(30,835)	(25,334)
Limited partners’ interest in net income	$23,655	$20,740	$65,854	$51,523
Limited partners’ per unit interest in earnings—basic and diluted	$0.40	$0.35	$1.11	$0.87
Weighted average limited partners’ units outstanding	58,657	58,657	58,657	58,657

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$36,566	$31,189	$104,540	$83,419
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(787)	553	(2,373)	(1,189)
Reclassification adjustment to net income on partial settlement of cash flow hedge	526	556	1,585	1,647
Other comprehensive income (loss)	(261)	1,109	(788)	458
Comprehensive income before noncontrolling interest	36,305	32,298	103,752	83,877
Allocation of comprehensive income to noncontrolling interests	(2,081)	(1,509)	(7,851)	(6,562)
Comprehensive income attributable to Holly Energy Partners	$34,224	$30,789	$95,901	$77,315

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$104,540	$83,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,083	46,953
Gain on sale of assets	(351)	—
Amortization of deferred charges	1,425	1,384
Amortization of restricted and performance units	3,023	2,493
Distributions less than income from equity investments	(416)	—
Loss on early extinguishment of debt	—	7,677
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,094)	(700)
Accounts receivable—affiliates	7,800	(536)
Prepaid and other current assets	(146)	(545)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(2,943)	608
Accounts payable—affiliates	(1,525)	(4,191)
Accrued interest	(4,764)	(8,417)
Deferred revenue	7,092	5,051
Accrued property taxes	3,774	3,867
Other current liabilities	(365)	467
Other, net	3,773	(877)
Net cash provided by operating activities	165,906	136,653

Cash flows from investing activities
Additions to properties and equipment	(30,923)	(58,313)
Purchase of El Dorado crude tanks	(27,500)	—
Purchase of investment in Frontier Pipeline	(54,641)	—
Proceeds from sale of assets	1,244	—
Distributions in excess of equity in earnings of equity investments	158	163
Net cash used for investing activities	(111,662)	(58,150)

Cash flows from financing activities
Borrowings under credit agreement	443,000	538,600
Repayments of credit agreement borrowings	(360,000)	(346,600)
Redemption of senior notes	—	(156,188)
Distributions to HEP unitholders	(125,242)	(114,680)
Distributions to noncontrolling interest	(2,875)	(3,250)
Purchase of units for incentive grants	(247)	(1,064)
Other	(854)	(6)
Net cash used by financing activities	(46,218)	(83,188)

Cash and cash equivalents
Increase (decrease) for the period	8,026	(4,685)
Beginning of period	2,830	6,352
End of period	$10,856	$1,667

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2014	$468,813	$(148,405)	$(46)	$95,082	$415,444
Distributions to HEP unitholders	(94,579)	(30,663)	—	—	(125,242)
Distributions to noncontrolling interest	—	—	—	(2,875)	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Amortization of restricted and performance units	3,023	—	—	—	3,023
Class B unit accretion	(5,208)	(106)	—	—	(5,314)
Net income	62,408	39,595	—	2,537	104,540
Other comprehensive loss	—	—	(788)	—	(788)
Balance September 30, 2015	$434,210	$(139,579)	$(834)	$94,744	$388,541

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

Acquisitions

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), from an affiliate of Enbridge, Inc. for cash consideration of $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 barrel per day ("bpd") capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from Frontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million.

We are a consolidated variable interest entity of HFC. Therefore, this transaction will be recorded as a transfer between entities under common control and reflect HFC's carrying basis in El Dorado Operating's assets and liabilities. Also, we will retrospectively adjust our financial position and operating results as if El Dorado Operating were a consolidated subsidiary for all periods while we were under common control of HFC. Assuming this acquisition was effective as of September 30, 2015, our assets, liabilities and partners' equity would have been retrospectively adjusted to include El Dorado Operating's assets, liabilities and partners' equity as presented below:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	September 30, 2015	December 31, 2014
	(In thousands)
Properties and equipment, net	$60,320	$38,119
Accounts payable	$776	$3,742
Partners' equity	$59,544	$34,377

This retrospective adjustment will not have significant impact on our operating results prior to September 30, 2015, since the hydrogen generation unit became operational in the third quarter of 2015 and the naphtha fractionation unit was not operational until the fourth quarter of 2015.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018. We are evaluating the impact of this standard.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. The amount of deferred debt issuance costs reported in long-term assets was $4.3 million and $4.4 million as of September 30, 2015 and December 31, 2014, respectively. This standard will become effective beginning with our 2016 reporting year.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		September 30, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$—	$—	$1,019	$1,019

Liabilities:
6.5% Senior notes	Level 2	$297,067	$288,000	$296,579	$291,000
Interest rate swaps	Level 2	834	834	1,065	1,065
		$297,901	$288,834	$297,644	$292,065

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Pipelines, terminals and tankage	$1,182,134	$1,137,157
Land and right of way	65,023	64,458
Construction in progress	58,344	56,228
Other	22,309	22,636
	1,327,810	1,280,479
Less accumulated depreciation	337,243	300,000
	$990,567	$980,479

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. We recorded the assets acquired and liabilities assumed at their fair values at the date of acquisition based on preliminary valuations. Substantially all of the purchase price was allocated to properties and equipment and no goodwill has been recorded. We expect to finalize the purchase price allocation during the fourth quarter of 2015. HFC is the main customer of this crude tank farm.

We capitalized $0.7 million and $1.2 million in interest attributable to construction projects during the nine months ended September 30, 2015 and 2014, respectively.

Depreciation expense was $40.5 million and $41.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	—
	134,214	134,164
Less accumulated amortization	58,672	53,461
	$75,542	$80,703

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.4 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
We have an incentive plan (“Long-Term Incentive Plan”) for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights.

As of September 30, 2015, we have three types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $1.3 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $2.9 million and $2.5 million for the the nine months ended September 30, 2015 and 2014, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2015, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,541,714 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted and phantom unit activity and changes during the nine months ended September 30, 2015, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015 (nonvested)	126,077	$33.43
Forfeited	(5,591)	33.51
Outstanding at September 30, 2015 (nonvested)	120,486	$33.42

As of September 30, 2015, there was $1.1 million of total unrecognized compensation expense related to nonvested restricted unit and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable based upon the growth in our distributable cash flow per common unit over the performance period, and vest over a period of three years. As of September 30, 2015, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150%.

No performance units were granted during the nine months ended September 30, 2015. Performance units granted in 2014 vest over a three-year performance period ending December 31, 2017. These performance units granted are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the nine months ended September 30, 2015, is presented below:

Performance Units	Units
Outstanding at January 1, 2015 (nonvested)	71,245
Vesting and transfer of common units to recipients	(11,436)
Outstanding at September 30, 2015 (Nonvested)	59,809

The grant-date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2015, was $0.4 million. Based on the weighted average fair value of performance units outstanding at September 30, 2015, of $2.2 million, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 0.9 years.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement is recourse to HEP Logistics Holdings, L.P. (“HEP Logistics”), our general partner, and is guaranteed by our material, wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

The Credit Agreement imposes certain requirements on us with which we were in compliance as of September 30, 2015, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we were in compliance as of September 30, 2015, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$654,000	$571,000
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(2,933)	(3,421)
	297,067	296,579

Total long-term debt	$951,067	$867,579

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2015, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. We have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of September 30, 2015, we had no ineffectiveness on our cash flow hedges.

At September 30, 2015, we have accumulated other comprehensive loss of $0.8 million that relates to our current cash flow hedging instruments. Approximately $0.7 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other current liabilities	$(438)	Accumulated other comprehensive loss	$(438)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term liabilities	(396)	Accumulated other comprehensive loss	(396)
		$(834)		$(834)

December 31, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR-based debt interest)	Other long-term liabilities	$(1,065)	Accumulated other comprehensive loss	$(1,065)
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term assets	1,019	Accumulated other comprehensive income	1,019
		$(46)		$(46)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$11,447	$9,717
6.5% Senior Notes	14,631	14,571
8.25% Senior Notes	—	2,544
Amortization of discount and deferred debt issuance costs	1,425	1,384
Commitment fees	475	378
Total interest incurred	27,978	28,594
Less capitalized interest	668	1,226
Net interest expense	$27,310	$27,368
Cash paid for interest	$31,165	$35,627

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 7:	Significant Customers

All revenues are domestic revenues, of which 93% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30, 2015		Nine Months Ended September 30,
	2015	2014	2015	2014
HFC	84%	82%	82%	84%
Alon	9%	11%	10%	9%

Note 8:	Related Party Transactions

We serve HFC's refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC agrees to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2015, these agreements with HFC will result in minimum annual payments to us of $236.6 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $73.7 million and $67.5 million for the three months ended September 30, 2015 and 2014, respectively, and $214.3 million and $203.8 million for the nine months ended September 30, 2015 and 2014, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended September 30, 2015 and 2014, and $1.8 million and $1.7 million for nine months ended September 30, 2015 and 2014, respectively.

•
We reimbursed HFC for costs of employees supporting our operations of $8.5 million and $9.9 million for the three months ended September 30, 2015 and 2014, respectively, and $24.7 million and $28.7 million for the nine months ended September 30, 2015 and 2014, respectively.

•
HFC reimbursed us $3.0 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, for certain reimbursable costs and capital projects and $10.0 million and $11.6 million for the nine months ended September 30, 2015 and 2014, respectively.

•
We distributed $22.9 million and $20.4 million for the three months ended September 30, 2015 and 2014, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions. For the nine months ended September 30, 2015 and 2014, we distributed $66.8 million and $59.5 million, respectively

•	Accounts receivable from HFC were $26.1 million and $33.4 million at September 30, 2015, and December 31, 2014, respectively.

•	Accounts payable to HFC were $3.7 million and $5.2 million at September 30, 2015, and December 31, 2014, respectively.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

•
Revenues for the nine months ended September 30, 2015 and 2014, include $6.6 million and $8.2 million, respectively, of shortfall payments billed in 2014 and 2013, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at September 30, 2015, and December 31, 2014, includes $6.0 million and $7.3 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $6.0 million deferred at September 30, 2015.

Note 9:	Partners’ Equity

As of September 30, 2015, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
General partner interest in net income	$483	$423	$1,344	$1,051
General partner incentive distribution	10,347	8,517	29,491	24,283
Total general partner interest in net income	$10,830	$8,940	$30,835	$25,334

In addition to the allocation of net income as presented above, the consolidated statement of partners equity for the nine months ended September 30, 2015, reflects a cumulative revision of net income allocations between the general partnership interest and common units of approximately $8.8 million for net income related to years ended 2014 and prior.  This revision had no impact on historical limited partners’ per unit interest in earnings.

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 22, 2015, we announced our cash distribution for the third quarter of 2015 of $0.555 per unit. The distribution is payable on all common and general partner units and will be paid November 13, 2015, to all unitholders of record on November 2, 2015.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
General partner interest in distribution	$901	$825	$2,639	$2,422
General partner incentive distribution	10,347	8,517	29,491	24,283
Total general partner distribution	11,248	9,342	32,130	26,705
Limited partner distribution	32,554	30,648	96,051	90,625
Total regular quarterly cash distribution	$43,802	$39,990	$128,181	$117,330
Cash distribution per unit applicable to limited partners	$0.5550	$0.5225	$1.6375	$1.5450

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

We incurred no expense for environmental remediation obligations for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, we incurred expenses of $4.2 million and $0.7 million, respectively, for environmental remediation obligations. During the nine months ended September 30, 2015, we increased certain environmental cost accruals to reflect revisions to the cost estimates and the time frame for which the related environmental remediation and monitoring activities are expected to occur. The accrued environmental liability reflected in our consolidated balance sheets was $14.9 million and $12.0 million at September 30, 2015 and December 31, 2014, respectively, of which $12.0 million and $8.7 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of September 30, 2015, and December 31, 2014, our accrued environmental liability included $6.4 million and $6.8 million, respectively, for HFC indemnified liabilities. In addition, as of September 30, 2015, and December 31, 2014, $6.4 million and $6.8 million, respectively, was included in other assets representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$42	$10,812	$—	$10,856
Accounts receivable	—	30,027	4,146	(205)	33,968
Prepaid and other current assets	285	3,113	1,175	—	4,573
Total current assets	287	33,182	16,133	(205)	49,397

Properties and equipment, net	—	617,880	372,687	—	990,567
Investment in subsidiaries	591,162	284,232	—	(875,394)	—
Transportation agreements, net	—	75,542	—	—	75,542
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	79,378	—	—	79,378
Other assets	1,289	13,358	—	—	14,647
Total assets	$592,738	$1,360,070	$388,820	$(875,599)	$1,466,029

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,380	$1,061	$(205)	$11,236
Accrued interest	1,625	226	—	—	1,851
Deferred revenue	—	6,747	4,927	—	11,674
Accrued property taxes	—	2,789	3,688	—	6,477
Other current liabilities	57	4,245	—	—	4,302
Total current liabilities	1,682	24,387	9,676	(205)	35,540

Long-term debt	297,067	654,000	—	—	951,067
Other long-term liabilities	192	21,172	168	—	21,532
Deferred revenue	—	37,242	—	—	37,242
Class B unit	—	32,107	—	—	32,107
Equity - partners	293,797	591,162	378,976	(970,138)	293,797
Equity - noncontrolling interest	—	—	—	94,744	94,744
Total liabilities and partners’ equity	$592,738	$1,360,070	$388,820	$(875,599)	$1,466,029

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,828	$—	$—	$2,830
Accounts receivable	—	34,274	6,044	(189)	40,129
Prepaid and other current assets	212	2,856	1,315	—	4,383
Total current assets	214	39,958	7,359	(189)	47,342

Properties and equipment, net	—	596,988	383,491	—	980,479
Investment in subsidiaries	622,100	285,247	—	(907,347)	—
Transportation agreements, net	—	80,703	—	—	80,703
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	24,478	—	—	24,478
Other assets	1,319	10,736	—	—	12,055
Total assets	$623,633	$1,294,608	$390,850	$(907,536)	$1,401,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$15,495	$2,575	$(189)	$17,881
Accrued interest	6,500	115	—	—	6,615
Deferred revenue	—	5,672	6,760	—	12,432
Accrued property taxes	—	1,902	801	—	2,703
Other current liabilities	45	4,408	118	—	4,571
Total current liabilities	6,545	27,592	10,254	(189)	44,202

Long-term debt	296,579	571,000	—	—	867,579
Other long-term liabilities	147	17,731	267	—	18,145
Deferred revenue	—	29,392	—	—	29,392
Class B unit	—	26,793	—	—	26,793
Equity - partners	320,362	622,100	380,329	(1,002,429)	320,362
Equity - noncontrolling interest	—	—	—	95,082	95,082
Total liabilities and partners’ equity	$623,633	$1,294,608	$390,850	$(907,536)	$1,401,555

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$68,989	$4,727	$—	$73,716
Third parties	—	11,183	3,490	—	14,673
	—	80,172	8,217	—	88,389
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	20,766	3,329	—	24,095
Depreciation and amortization		12,556	3,770	—	16,326
General and administrative	792	2,881	—	—	3,673
	792	36,203	7,099	—	44,094
Operating income (loss)	(792)	43,969	1,118	—	44,295
Equity in earnings (loss) of subsidiaries	40,343	838	—	(41,181)	—
Equity in earnings of equity method investments	—	1,269	—	—	1,269
Interest expense	(5,066)	(4,420)	—	—	(9,486)
Interest income	—	381	—	—	381
Other income (expense)	—	176	—	—	176
	35,277	(1,756)	—	(41,181)	(7,660)
Income (loss) before income taxes	34,485	42,213	1,118	(41,181)	36,635
State income tax expense	—	(69)	—	—	(69)
Net income (loss)	34,485	42,144	1,118	(41,181)	36,566
Allocation of net income attributable to noncontrolling interests	—	—	—	(2,081)	(2,081)
Net income (loss) attributable to Holly Energy Partners	34,485	42,144	1,118	(43,262)	34,485
Other comprehensive income (loss)	(261)	(261)	—	261	(261)
Comprehensive income (loss)	$34,224	$41,883	$1,118	$(43,001)	$34,224

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$64,200	$3,562	$(312)	$67,450
Third parties	—	12,218	2,462	—	14,680
	—	76,418	6,024	(312)	82,130
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,678	3,090	(312)	25,456
Depreciation and amortization	—	11,855	3,628	—	15,483
General and administrative	273	1,993	—	—	2,266
	273	36,526	6,718	(312)	43,205
Operating income (loss)	(273)	39,892	(694)	—	38,925
Equity in earnings (loss) of subsidiaries	35,020	(521)	—	(34,499)	—
Equity in earnings of equity method investments	—	880	—	—	880
Interest expense	(5,067)	(3,518)	—	—	(8,585)
Other income	—	11	—	—	11
	29,953	(3,148)	—	(34,499)	(7,694)
Income (loss) before income taxes	29,680	36,744	(694)	(34,499)	31,231
State income tax expense	—	(42)	—	—	(42)
Net income (loss)	29,680	36,702	(694)	(34,499)	31,189
Allocation of net income attributable to noncontrolling interests	—	—	—	(1,509)	(1,509)
Net income (loss) attributable to Holly Energy Partners	29,680	36,702	(694)	(36,008)	29,680
Other comprehensive income (loss)	1,109	1,109	—	(1,109)	1,109
Comprehensive income (loss)	$30,789	$37,811	$(694)	$(37,117)	$30,789

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$196,772	$17,496	$—	$214,268
Third parties	—	34,465	12,891	—	47,356
	—	231,237	30,387	—	261,624
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	68,408	8,942	—	77,350
Depreciation and amortization	—	34,834	11,249	—	46,083
General and administrative	2,492	7,167	—	—	9,659
	2,492	110,409	20,191	—	133,092
Operating income (loss)	(2,492)	120,828	10,196	—	128,532
Equity in earnings (loss) of subsidiaries	114,387	7,610	—	(121,997)	—
Equity in earnings of equity method investments	—	2,634	—	—	2,634
Interest expense	(15,206)	(12,104)	—	—	(27,310)
Interest income	—	384	—	—	384
Other income (expense)	—	455	(49)	—	406
	99,181	(1,021)	(49)	(121,997)	(23,886)
Income (loss) before income taxes	96,689	119,807	10,147	(121,997)	104,646
State income tax expense	—	(106)	—	—	(106)
Net income (loss)	96,689	119,701	10,147	(121,997)	104,540
Allocation of net income attributable to noncontrolling interests	—	—	—	(7,851)	(7,851)
Net income (loss) attributable to Holly Energy Partners	96,689	119,701	10,147	(129,848)	96,689
Other comprehensive income (loss)	(788)	(788)	—	788	(788)
Comprehensive income (loss)	$95,901	$118,913	$10,147	$(129,060)	$95,901

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$187,242	$17,445	$(925)	$203,762
Third parties	—	31,832	8,538	—	40,370
	—	219,074	25,983	(925)	244,132
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	65,008	8,752	(925)	72,835
Depreciation and amortization	—	36,136	10,817	—	46,953
General and administrative	1,916	6,017	—	—	7,933
	1,916	107,161	19,569	(925)	127,721
Operating income (loss)	(1,916)	111,913	6,414	—	116,411
Equity in earnings (loss) of subsidiaries	104,215	4,810	—	(109,025)	—
Equity in earnings of equity method investments	—	2,150	—	—	2,150
Interest expense	(17,765)	(9,603)	—	—	(27,368)
Interest income	—	3	—	—	3
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other income	—	45	—	—	45
	78,773	(2,595)	—	(109,025)	(32,847)
Income (loss) before income taxes	76,857	109,318	6,414	(109,025)	83,564
State income tax expense	—	(145)	—	—	(145)
Net income (loss)	76,857	109,173	6,414	(109,025)	83,419
Allocation of net income attributable to noncontrolling interests	—	—	—	(6,562)	(6,562)
Net income (loss) attributable to Holly Energy Partners	76,857	109,173	6,414	(115,587)	76,857
Other comprehensive income (loss)	458	458	—	(458)	458
Comprehensive income (loss)	$77,315	$109,631	$6,414	$(116,045)	$77,315

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(19,047)	$169,362	$23,201	$(7,610)	$165,906

Cash flows from investing activities
Additions to properties and equipment	—	(30,034)	(889)	—	(30,923)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Purchase of investment in Frontier Pipeline	—	(54,641)	—	—	(54,641)
Proceeds from sale of assets	—	1,244	—	—	1,244
Distributions from UNEV	—	1,015	—	(1,015)	—
Distributions in excess of equity in earnings of equity investments	—	158	—	—	158
	—	(109,758)	(889)	(1,015)	(111,662)

Cash flows from financing activities
Net borrowings under credit agreement	—	83,000	—	—	83,000
Net intercompany financing activities	144,536	(144,536)	—	—	—
Distributions to HEP unitholders	(125,242)	—	—	—	(125,242)
Distributions to noncontrolling interests	—	—	(11,500)	8,625	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Other	—	(854)	—	—	(854)
	19,047	(62,390)	(11,500)	8,625	(46,218)

Cash and cash equivalents
Increase (decrease) for the period	—	(2,786)	10,812	—	8,026
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$42	$10,812	$—	$10,856

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(25,744)	$145,856	$16,541	$—	$136,653

Cash flows from investing activities
Additions to properties and equipment	—	(51,516)	(6,797)	—	(58,313)
Distributions from noncontrolling interest	—	9,750	—	(9,750)	—
Distributions in excess of equity in earnings of equity investments	—	163	—	—	163
	—	(41,603)	(6,797)	(9,750)	(58,150)

Cash flows from financing activities
Net repayments under credit agreement	—	192,000	—	—	192,000
Net intercompany financing activities	297,673	(297,673)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to HEP unitholders	(114,680)	—	—	—	(114,680)
Distributions to noncontrolling interests	—	—	(13,000)	9,750	(3,250)
Purchase of units for incentive grants	(1,064)	—	—	—	(1,064)
Other	3	(9)	—	—	(6)
	25,744	(105,682)	(13,000)	9,750	(83,188)

Cash and cash equivalents
Increase (decrease) for the period	—	(1,429)	(3,256)	—	(4,685)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$18	$1,647	$—	$1,667

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), from an affiliate of Enbridge, Inc. for $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 barrel per day ("bpd") capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from Frontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline and terminal, tankage and throughput agreements expiring from 2019 to 2026. Under these agreements, HFC has agreed to transport, store and throughput volumes of refined product and crude oil on our pipelines and terminal, tankage and loading rack facilities that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2015, these agreements with HFC will result in minimum annual payments to us of $236.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of September 30, 2015, these agreements with Alon will result in minimum annual payments to us of $33.3 million.

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

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to Holly Logistic Services, L.L.C. (“HLS”), our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,945	$17,811	$2,134
Affiliates—intermediate pipelines	7,488	7,038	450
Affiliates—crude pipelines	17,393	14,557	2,836
	44,826	39,406	5,420
Third parties—refined product pipelines	11,095	10,939	156
	55,921	50,345	5,576
Terminals, tanks and loading racks:
Affiliates	28,890	28,044	846
Third parties	3,578	3,741	(163)
	32,468	31,785	683
Total revenues	88,389	82,130	6,259
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	24,095	25,456	(1,361)
Depreciation and amortization	16,326	15,483	843
General and administrative	3,673	2,266	1,407
	44,094	43,205	889
Operating income	44,295	38,925	5,370
Other income (expense):
Equity in earnings of equity method investments	1,269	880	389
Interest expense, including amortization	(9,486)	(8,585)	(901)
Interest income	381	—	381
Other	176	11	165
	(7,660)	(7,694)	34
Income before income taxes	36,635	31,231	5,404
State income tax expense	(69)	(42)	(27)
Net income	36,566	31,189	5,377
Allocation of net income attributable to noncontrolling interests	(2,081)	(1,509)	(572)
Net income attributable to Holly Energy Partners	34,485	29,680	4,805
General partner interest in net income, including incentive distributions (1)	(10,830)	(8,940)	(1,890)
Limited partners’ interest in net income	$23,655	$20,740	$2,915
Limited partners’ earnings per unit—basic and diluted (1)	$0.40	$0.35	$0.05
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$59,985	$53,790	$6,195
Distributable cash flow (3)	$50,306	$45,581	$4,725

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	127,151	116,727	10,424
Affiliates—intermediate pipelines	148,753	139,502	9,251
Affiliates—crude pipelines	297,810	199,627	98,183
	573,714	455,856	117,858
Third parties—refined product pipelines	70,675	71,271	(596)
	644,389	527,127	117,262
Terminals and loading racks:
Affiliates	293,074	255,556	37,518
Third parties	77,869	70,364	7,505
	370,943	325,920	45,023
Total for pipelines and terminal assets (bpd)	1,015,332	853,047	162,285

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$60,731	$59,520	$1,211
Affiliates—intermediate pipelines	21,522	21,632	(110)
Affiliates—crude pipelines	49,483	40,207	9,276
	131,736	121,359	10,377
Third parties—refined product pipelines	36,031	30,037	5,994
	167,767	151,396	16,371
Terminals, tanks and loading racks:
Affiliates	82,532	82,403	129
Third parties	11,325	10,333	992
	93,857	92,736	1,121
Total revenues	261,624	244,132	17,492
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	77,350	72,835	4,515
Depreciation and amortization	46,083	46,953	(870)
General and administrative	9,659	7,933	1,726
	133,092	127,721	5,371
Operating income	128,532	116,411	12,121
Other income (expense):
Equity in earnings of equity method investments	2,634	2,150	484
Interest expense, including amortization	(27,310)	(27,368)	58
Interest income	384	3	381
Loss on early extinguishment of debt	—	(7,677)	7,677
Other	406	45	361
	(23,886)	(32,847)	8,961
Income before income taxes	104,646	83,564	21,082
State income tax expense	(106)	(145)	39
Net income	104,540	83,419	21,121
Allocation of net income attributable to noncontrolling interests	(7,851)	(6,562)	(1,289)
Net income attributable to Holly Energy Partners	96,689	76,857	19,832
General partner interest in net income, including incentive distributions (1)	(30,835)	(25,334)	(5,501)
Limited partners’ interest in net income	$65,854	$51,523	$14,331
Limited partners’ earnings per unit—basic and diluted (1)	$1.11	$0.87	$0.24
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$169,804	$158,997	$10,807
Distributable cash flow (3)	$143,495	$130,883	$12,612

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	121,564	119,718	1,846
Affiliates—intermediate pipelines	143,361	140,505	2,856
Affiliates—crude pipelines	292,158	185,131	107,027
	557,083	445,354	111,729
Third parties—refined product pipelines	71,915	60,492	11,423
	628,998	505,846	123,152
Terminals and loading racks:
Affiliates	282,299	262,458	19,841
Third parties	77,011	68,185	8,826
	359,310	330,643	28,667
Total for pipelines and terminal assets (bpd)	988,308	836,489	151,819

Table of Contentsril 19,

	September 30, 2015	December 31, 2014
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$10,856	$2,830
Working capital	$13,857	$3,140
Total assets	$1,466,029	$1,401,555
Long-term debt	$951,067	$867,579
Partners’ equity (5)	$293,797	$320,362

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$34,485	$29,680	$96,689	$76,857
Add (subtract):
Interest expense	8,992	8,148	25,885	25,984
Interest income	(381)	—	(384)	(3)
Amortization of discount and deferred debt issuance costs	494	437	1,425	1,384
Loss on early extinguishment of debt	—	—	—	7,677
State income tax expense	69	42	106	145
Depreciation and amortization	16,326	15,483	46,083	46,953
EBITDA	$59,985	$53,790	$169,804	$158,997

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

Table of Contentsril 19,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to Holly Energy Partners	$34,485	$29,680	$96,689	$76,857
Add (subtract):
Depreciation and amortization	16,326	15,483	46,083	46,953
Amortization of discount and deferred debt issuance costs	494	437	1,425	1,384
Loss on early extinguishment of debt	—	—	—	7,677
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,152	1,090	(1,043)	(49)
Maintenance capital expenditures (4)	(2,121)	(653)	(5,640)	(2,344)
Increase (decrease) in environmental liability	(526)	(657)	2,944	(296)
Increase (decrease) in reimbursable deferred revenue	(321)	(676)	671	(1,887)
Other non-cash adjustments	817	877	2,366	2,588
Distributable cash flow	$50,306	$45,581	$143,495	$130,883

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

Results of Operations—Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Summary
Net income attributable to Holly Energy Partners for the third quarter was $34.5 million ($0.40 per basic and diluted limited partner unit) compared to $29.7 million ($0.35 per basic and diluted limited partner unit) for the third quarter of 2014. The increase in earnings is primarily due to higher pipeline volumes and annual tariff increases.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended September 30, 2015, include the recognition of $0.6 million of prior shortfalls billed to shippers in 2014 compared to revenues at September 30, 2014, which included the recognition of $0.6 million of prior shortfalls billed to shippers in 2013. Additional shortfall billings of $2.1 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2015. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $88.4 million, a $6.3 million increase compared to the third quarter of 2014 due to the effect of higher pipeline volumes and annual tariff increases. The volume increase resulted in overall pipeline volumes being up 22% compared to the three months ended September 30, 2014 largely due to increased volumes from the New Mexico gathering system expansion.

Revenues from our refined product pipelines were $31.0 million, an increase of $2.3 million compared to the third quarter of 2014, mainly due to increased revenue from UNEV Pipeline of $1.9 million in addition to increased volumes and annual tariff increases. Shipments averaged 197.8 mbpd compared to 188.0 mbpd for the third quarter of 2014.

Table of Contentsril 19,

Revenues from our intermediate pipelines were $7.5 million, an increase of $0.5 million, on shipments averaging 148.8 mbpd compared to 139.5 mbpd for the third quarter of 2014. Revenues increased mainly due to an increase in volumes and annual tariffs.
Revenues from our crude pipelines were $17.4 million, an increase of $2.8 million, on shipments averaging 297.8 mbpd compared to 199.6 mbpd for the third quarter of 2014. Revenues increased mainly due to a $1.6 million increase in revenue from the New Mexico gathering system expansion. The increase in volumes is due to increased crude production in the Artesia Basin as well as the reversal of the Roadrunner pipeline, which made it possible for HFC to purchase and HEP to transport crude volumes in excess of HFC refining capacity.

Revenues from terminal, tankage and loading rack fees were $32.5 million, an increase of $0.7 million compared to the third quarter of 2014. Refined products terminalled in our facilities averaged 370.9 mbpd compared to 325.9 mbpd for the third quarter of 2014. Revenues increased due to our first quarter 2015 acquisition of an existing crude tank farm adjacent to HFC's El Dorado refinery as well as increased volumes and annual tariff increases.

Operations Expense
Operations expense for the three months ended September 30, 2015, decreased by $1.4 million compared to the three months ended September 30, 2014. The decrease is primarily due to lower employee costs of $1.4 million as a result of the secondment of employees in El Dorado and Cheyenne, recovery of environmental remediation costs from third parties of $1.8 million and a decrease in reimbursable expense projects offset by higher project maintenance costs of $2.6 million.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2015, increased by $0.8 million compared to the three months ended September 30, 2014. The increase is due principally to accelerated tank depreciation and tank write-downs.

General and Administrative
General and administrative costs for the three months ended September 30, 2015, increased by $1.4 million compared to the three months ended September 30, 2014 due mainly to increased professional fees.

Equity in Earnings of Equity Method Investments
Our equity in earnings of the SLC Pipeline was $0.9 million for each of the three months ended September 30, 2015 and 2014. Our equity in earnings of Frontier Pipeline, in which we purchased a 50% interest on August 31, 2015, was $0.4 million for the three months ended September 30, 2015.

Interest Expense
Interest expense for the three months ended September 30, 2015, totaled $9.5 million, an increase of $0.9 million compared to the three months ended September 30, 2014. The increase is primarily due to a higher carrying balance on the Credit Agreement. Our aggregate effective interest rates were 4.0% and 4.1% for the three months ended September 30, 2015 and 2014, respectively.

State Income Tax
We recorded a state income tax expense of $69,000 and $42,000 for the three months ended September 30, 2015 and 2014, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Summary
Net income attributable to Holly Energy Partners for the nine months ended September 30, 2015, was $96.7 million compared to $76.9 million for the nine months ended September 30, 2014. The increase in net income is due primarily to higher pipeline volumes, annual tariff increases and lower interest expense in addition to a charge of $7.7 million in the first quarter of 2014 related to the redemption of the $150 million aggregate principal amount of our 8.25% Senior Notes maturing March 2018 (the "8.25% Senior Notes").

Revenues for the nine months ended September 30, 2015, include the recognition of $8.6 million of prior shortfalls billed to shippers in 2014 as they did not meet their minimum volume commitments within the contractual makeup period. Deficiency payments of $7.1 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2015. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Table of Contentsril 19,

Revenues
Revenues for the nine months ended September 30, 2015, were $261.6 million, a $17.5 million increase compared to the nine months ended September 30, 2014. This is due principally to the effect of annual tariff increases and increased pipeline shipments largely due to increased volumes from the New Mexico gathering system expansion. Overall pipeline volumes were up 24.3% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Revenues from our refined product pipelines were $96.8 million, an increase of $7.2 million compared to the nine months ended September 30, 2014, primarily due to increased volumes and annual tariff increases. Shipments averaged 193.5 mbpd compared to 180.2 mbpd for the nine months ended September 30, 2014, largely due to lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery as well as higher spot volumes on our UNEV pipeline.
Revenues from our intermediate pipelines were $21.5 million, a decrease of $0.1 million, on shipments averaging 143.4 mbpd compared to 140.5 mbpd for the nine months ended September 30, 2014. The decrease in revenue is due to a $0.7 million decrease in deferred revenue realized offset by higher volumes and tariff increases.
Revenues from our crude pipelines were $49.5 million, an increase of $9.3 million, on shipments averaging 292.2 mbpd compared to 185.1 mbpd for the nine months ended September 30, 2014. Revenues increased mainly due to $5.8 million in increased revenue from the New Mexico gathering system expansion, increased volumes from increased crude production in the Artesia Basin, and the reversal of the Roadrunner pipeline which made it possible for HFC to purchase and HEP to transport crude volumes in excess of HFC refining capacity.

Revenues from terminal, tankage and loading rack fees were $93.9 million, an increase of $1.1 million compared to the nine months ended September 30, 2014. This increase is due principally to increased volumes and annual fee increases. Refined products terminalled in our facilities averaged 359.3 mbpd compared to 330.6 mbpd for the nine months ended September 30, 2014, largely due to lower volumes in the second quarter of 2014 resulting from major maintenance performed at Alon's Big Spring refinery.

Operations Expense
Operations expense for the nine months ended September 30, 2015, increased by $4.5 million compared to the nine months ended September 30, 2014. The increase is due to higher project maintenance costs of $6.8 million and an increase in environmental remediation provisions, net of recovery of costs from third parties, of $1.7 million offset by lower employee costs of $3.5 million as a result of the secondment of employees in El Dorado and Cheyenne.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2015, decreased by $0.9 million compared to the nine months ended September 30, 2014. The decrease is due principally to lower accelerated tank depreciation and tank write-downs.

General and Administrative
General and administrative costs for the nine months ended September 30, 2015, increased by $1.7 million compared to the nine months ended September 30, 2014, due to increased professional fees.

Equity in Earnings of Equity Method Investments
Our equity in earnings of the SLC Pipeline was $2.2 million for each of the nine months ended September 30, 2015 and 2014. Our equity in earnings of Frontier Pipeline, in which we purchased a 50% interest on August 31, 2015, was $0.4 million for the nine months ended September 30, 2015.

Interest Expense
Interest expense for the nine months ended September 30, 2015, totaled $27.3 million, a decrease of $0.1 million compared to the nine months ended September 30, 2014. The decrease is primarily due to the early retirement of our 8.25% Senior Notes in March 2014 partially offset by higher interest on the amended credit agreement. Our aggregate effective interest rates were 4.0% and 4.4% for the nine months ended September 30, 2015 and 2014, respectively.

Loss on Early Extinguishment of Debt
We recognized a charge of $7.7 million upon the early extinguishment of our 8.25% Senior Notes in March 2014. This charge represents the premium paid to noteholders upon their tender of an aggregate principal amount of $6.2 million and related financing costs of $1.5 million that were previously deferred.

Table of Contentsril 19,

State Income Tax
We recorded state income tax expense of $106,000 and $145,000 for the nine months ended September 30, 2015 and 2014, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have an $850 million senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”), which is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the nine months ended September 30, 2015, we received advances totaling $443.0 million and repaid $360.0 million, resulting in a net increase of $83.0 million under the Credit Agreement and an outstanding balance of $654.0 million at September 30, 2015. We have no letters of credit outstanding under the Credit Agreement at September 30, 2015, and the available capacity under the Credit Agreement is $196.0 million at September 30, 2015.
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

In February, May and August 2015, we paid regular quarterly cash distributions of $0.53, $0.5375 and $0.545, respectively, on all units in an aggregate amount of $125.2 million including $28.1 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters if HFC's Woods Cross Refinery expansion project was not complete. HFC expects to complete this expansion in the fourth quarter of 2015. Therefore, we expect HEP Logistics' waiver of its right to incentive distributions of $1.25 million per quarter will end in either the fourth quarter of 2015 or the first quarter of 2016.

Cash and cash equivalents increased by $8.0 million during the nine months ended September 30, 2015. The cash flows provided by operating activities of $165.9 million were more than the sum of cash flows used for financing and investing activities of $46.2 million and $111.7 million, respectively. Working capital increased by $10.7 million to a positive $13.9 million at September 30, 2015, from $3.1 million at December 31, 2014.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $29.3 million from $136.7 million for the nine months ended September 30, 2014, to $165.9 million for the nine months ended September 30, 2015. This increase is due principally to $29.8 million of greater cash receipts for services performed in the nine months ended September 30, 2015, as compared to the prior year.

Table of Contentsril 19,

Cash Flows—Investing Activities
Cash flows used for investing activities were $111.7 million for the nine months ended September 30, 2015, compared to $58.2 million for the nine months ended September 30, 2014, an increase of $53.5 million. During the nine months ended September 30, 2015 and 2014, we invested $30.9 million and $58.3 million in additions to properties and equipment, respectively. We also purchased El Dorado crude tank assets for $27.5 million in March 2015 and a 50% interest in Frontier Pipeline for $54.6 million in August 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $46.2 million for the nine months ended September 30, 2015, compared to $83.2 million for the nine months ended September 30, 2014, a decrease of $37.0 million. During the nine months ended September 30, 2015, we received $443.0 million and repaid $360.0 million in advances under the Credit Agreement. Additionally, we paid $125.2 million in regular quarterly cash distributions to our general and limited partners, $2.9 million to our noncontrolling interest and $0.2 million for the purchase of common units for recipients of our incentive grants. During the nine months ended September 30, 2014, we received $538.6 million and repaid $346.6 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. We paid $114.7 million in regular quarterly cash distributions to our general and limited partners, distributed $3.3 million to our noncontrolling interest, and paid $1.1 million for the purchase of common units for recipients of our incentive grants.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2015 capital budget is comprised of $9.7 million for maintenance capital expenditures and $77.7 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in crude storage for HFC's El Dorado refinery, product distribution enhancements, new storage tanks, and an additional UNEV origin connection. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. HFC is the main customer of this crude tank farm.

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), from an affiliate of Enbridge, Inc. for $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 barrel per day ("bpd") capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from Frontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million.

We are currently evaluating a potential opportunity to dropdown certain assets related to the initial phase of the expansion at HFC's Woods Cross refinery in the first half of 2016.

Table of Contentsril 19,

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

Credit Agreement
In April 2015, we amended our Credit Agreement, increasing the size of the credit facility from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance with as of September 30, 2015, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300.0 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we were in compliance as of September 30, 2015, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$654,000	$571,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount	(2,933)	(3,421)
	297,067	296,579

Total long-term debt	$951,067	$867,579

See “Risk Management” for a discussion of our interest rate swaps.

Table of Contentsril 19,

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2015 and 2014. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At September 30, 2015, we have an accrual of $8.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. The amount of deferred debt issuance costs reported in Long-term assets was $4.3 million and $4.4 million as of September 30, 2015 and December 31, 2014, respectively. This standard will become effective beginning with our 2016 reporting year.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2015, we have three interest rate swaps, designated as a cash flow hedge, that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305.0 million of Credit Agreement advances. Our first interest rate swap effectively converts $155.0 million of our LIBOR-based debt to fixed-rate debt having an interest rate of 0.99% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.99%. This swap contract matures in February 2016. Also, we have two similar interest rate swaps with identical terms which effectively convert $150.0 million of our LIBOR-based debt to fixed-rate debt having an interest rate of 0.74% plus an applicable margin of 2.00% as of September 30, 2015, which equaled an effective interest rate of 2.74%. Both of these swap contracts mature in July 2017.

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

At September 30, 2015, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2015, the fair value of our 6.5% Senior Notes was $288.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at September 30, 2015, would result in a change of approximately $8.4 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2015, borrowings outstanding under the Credit Agreement were $654.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $349.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed below and in our 2014 Form 10-K and our June 30, 2015 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2014 Form 10-K and our June 30, 2015 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 5, 2015	/s/ Richard L. Voliva III
Richard L. Voliva III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2015	/s/ Kenneth P. Norwood
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

4.1+	Third Supplemental Indenture, dated September 23, 2015, among HEP Casper SLC LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.
10.1
Assignment and Assumption of Agreements dated as of October 16, 2015 by and between Holly Energy Partners-Operating, L.P., Holly Energy Storage-Lovington LLC, HEP Tulsa LLC, Cheyenne Logistics LLC, and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.2
Master Throughput Agreement dated as of October 16, 2015 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.3
Construction Payment Agreement dated as of October 16, 2015 by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.4
Twelfth Amended and Restated Omnibus Agreement dated October 16, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.5
Services and Secondment Agreement dated as of October 16, 2015 by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., Cheyenne Logistics LLC, El Dorado Logistics LLC, HollyFrontier Payroll Services, Inc., Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.6
Master Lease and Access Agreement dated as of October 16, 2015 by and among Frontier El Dorado Refining LLC, Frontier Refining LLC, Holly Refining & Marketing - Tulsa LLC, Holly Refining & Marketing Company - Woods Cross LLC, Navajo Refining Company, L.L.C., El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

Table of Contentsril 19,

10.7
LLC Interest Purchase Agreement dated as of November 2, 2015 by and between HollyFrontier Corporation, Frontier El Dorado Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.8
Master Tolling Agreement (Refinery Assets) dated as of November 2, 2015 by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.9
Master Tolling Agreement (Operating Assets) dated as of November 2, 2015 by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.10
Thirteenth Amended and Restated Omnibus Agreement dated as of November 2, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.11
Amended and Restated Services and Secondment Agreement dated as of November 2, 2015 by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., El Dorado Operating LLC, Cheyenne Logistics LLC, El Dorado Logistics LLC, HollyFrontier Payroll Services, Inc., Frontier Refining LLC and Frontier El Dorado Refining LLC (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.12
Amended and Restated Master Lease and Access Agreement dated as of November 2, 2015 by and among Frontier El Dorado Refining LLC, Frontier Refining LLC, Holly Refining & Marketing - Tulsa LLC, Holly Refining & Marketing Company - Woods Cross LLC, Navajo Refining Company, L.L.C., El Dorado Operating LLC, El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

31.1+	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
**	Filed electronically herewith.