Form 10-K
period 2015-12-31
HOLLY ENERGY PARTNERS LP
filed 2016-02-24
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $1.3 billion on June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, based on the last sales price as quoted on the New York Stock Exchange on such date.
The number of the registrant’s outstanding common limited partners units at February 19, 2016 was 58,657,048.
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including, without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in this Form 10-K under “Risk Factors” in Item 1A. All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

6.5% Senior Notes	13
8.25% Senior Notes	46
Alon	5
Beeson Pipeline	32
bpd	7
Credit Agreement	49
EBITDA	40
Expansion capital expenditures	8
FERC	7
Frontier Pipeline	5
GAAP	40
Guarantor subsidiaries	81
HEP	5
HEP Logistics	22
HLS	5
HFC	5
IRAs	27
LACT	6
LIBOR	70
Long-term Incentive Plan	38
LPG	6
Maintenance capital expenditures	8
mbbls	29
mbpd	46
MMSCFD	30
Mid-America	30
Non-Guarantor	81
NuStar	34
Omnibus Agreement	8
Osage Pipeline	5
Parent	81
Plains	6
PHMSA	9
PPI	7
Predecessor	40
SCADA	36
SEC	5
Secondment Agreement	8
Sinclair	31
SLC Pipeline	5
UNEV	5
UNEV Pipeline	5

Item 1.	Business
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
We own and operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us, including the 2% general partner interest and a 37% limited partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and associated product terminals, a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas ("Osage Pipeline"), a 50% interest in Frontier Pipeline Company, the owner of a pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), and a 25% interest in SLC Pipeline, LLC, the owner of a pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.
We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, and providing other services at our storage tanks, terminals and refinery processing units. We do not take ownership of products that we transport, terminal, store or refine and therefore, we are not directly exposed to changes in commodity prices.
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

•
two 65-mile intermediate pipelines that transport intermediate feedstocks and crude oil from HFC’s Navajo refinery crude oil distillation and vacuum facilities in Lovington, New Mexico to its petroleum refinery facilities in Artesia, New Mexico;

•	one 65-mile pipeline that is used for the shipment of crude oil from the gathering systems in Barnsdall and Beeson, New Mexico to the Navajo refinery Artesia and Lovington facilities;

•	approximately 940 miles of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico and Oklahoma that primarily deliver crude oil to HFC’s Navajo refinery;

•	approximately 8 miles of refined product pipelines that support HFC’s Woods Cross refinery located near Salt Lake City, Utah;

•	gasoline and diesel connecting pipelines located at HFC’s Tulsa East refinery facility;

•	five intermediate product and gas pipelines between HFC’s Tulsa East and West refinery facilities;

•	crude receiving assets located at HFC’s Cheyenne refinery;

•	a 75% interest in the UNEV Pipeline, a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada;

•	a 50% interest in the Osage Pipeline, a 135-mile crude oil pipeline running from Cushing, Oklahoma to El Dorado, Kansas;

•	a 50% interest in Frontier Pipeline, a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline; and

•
a 25% interest in the SLC Pipeline, a 95-mile intrastate crude oil pipeline system that transports crude oil into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline, as well as crude oil flowing from Wyoming and Utah via Plains All American Pipeline, L. P.’s (“Plains”) Rocky Mountain Pipeline.

Refined Product Terminals and Refinery Tankage:

•
three refined product terminals located in Moriarty and Bloomfield, New Mexico; and Tucson, Arizona, with an aggregate capacity of approximately 600,000 barrels, that are integrated with our refined product pipeline system that serves HFC’s Navajo refinery;

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

•	on-site crude oil tankage at HFC’s Navajo, Woods Cross, Tulsa, and Cheyenne refineries having an aggregate storage capacity of approximately 1,350,000 barrels;

•	on-site refined and intermediate product tankage at HFC’s Tulsa, Cheyenne and El Dorado refineries having an aggregate storage capacity of approximately 8,800,000 barrels;

•	eleven crude oil tanks adjacent to HFC's El Dorado refinery with a capacity of approximately 1,200,000 barrels, that primarily serve the HFC El Dorado refinery; and

•	a 75% interest in UNEV Pipeline's product terminals near Cedar City, Utah and Las Vegas, Nevada with an aggregate capacity of approximately 615,000 barrels.
Refinery Processing Units:

•	a newly completed naphtha fractionation tower at HFC's El Dorado refinery, with a capacity of 50,000 barrels per day of desulfurized naphtha; and

•	a newly completed hydrogen generation unit at HFC's El Dorado refinery, with a capacity of 6,100 thousand standard cubic feet per day of natural gas.
We have a long-term strategic relationship with HFC. Our growth plan is to continue to pursue purchases of logistic and other assets at HFC's existing refining locations in New Mexico, Utah, Oklahoma, Kansas and Wyoming. We also expect to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies. Furthermore, we will continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.
Acquisitions
On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. Substantially all of the purchase price was allocated to properties and equipment and no goodwill was recorded. HFC is the main customer of this crude tank farm.

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns the Frontier Pipeline, from an affiliate of Enbridge, Inc. for cash consideration of $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 barrel per day ("bpd") capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million.

We are a consolidated variable interest entity of HFC. Therefore, this transaction has been recorded as a transfer between entities under common control and reflects HFC's carrying basis in El Dorado Operating's assets and liabilities. Also, we have retrospectively adjusted our financial position as if El Dorado Operating were a consolidated subsidiary for all periods while we were under common control of HFC. This retrospective adjustment did not have an impact on our operating results prior to the year ended December 31, 2015, since the hydrogen generation unit became operational in the third quarter of 2015 and the naphtha fractionation unit was not operational until the fourth quarter of 2015.

On February 22, 2016, HFC obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies HFC's El Dorado Refinery with crude oil.

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and are working to transition into that role.
Agreements with HFC and Alon
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2030. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2015, these agreements with HFC require minimum annualized payments to us of $257.6 million.
If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2015, these agreements with Alon require minimum annualized payments to us of $33.3 million.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.4 million in 2015 and currently $2.5 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2016 capital budget is comprised of $13 million for maintenance capital expenditures and $57 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We are currently evaluating a potential opportunity to dropdown certain assets related to the initial phase of the expansion at HFC's Woods Cross refinery in the second half of 2016.
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
SAFETY AND MAINTENANCE
Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation. PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. We believe that our pipeline operations are in substantial compliance with requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance could result in increased costs.
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
COMPETITION
As a result of our physical integration with HFC’s refineries, our contractual relationship with HFC under the Omnibus Agreement and the HFC pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of refined products transported from HFC’s refineries, particularly during the terms of our long-term transportation agreements with HFC expiring in 2019 through 2030. Additionally, under our throughput agreement with Alon expiring in 2020, we believe that we will not face significant competition for those barrels of refined products we transport from Alon’s Big Spring refinery.
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
Our refined product terminals compete with other independent terminal operators as well as integrated oil companies based on terminal location, price, versatility and services provided. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading arms. Historically, the significant majority of the throughput at our terminal facilities has come from HFC.
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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2015, we have an accrual of $7.7 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 245 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees. HFC considers its employee relations to be good.
Under HLS’s Secondment Agreement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our pipelines and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

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

For the year ended December 31, 2015, HFC accounted for 78% of the revenues of our petroleum product and crude pipelines and 88% of the revenues of our terminals, tankage, and truck loading racks. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at HFC's refineries, our revenues and cash flow would decline.

Any significant reduction in production at the Navajo refinery could reduce throughput in our pipelines and terminals, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2015, production from the Navajo refinery accounted for 79% of the throughput volumes transported by our refined product and crude pipelines. The Navajo refinery also received 96% of the throughput volumes shipped on our New Mexico intermediate pipelines. Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

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

Furthermore, HFC's obligations under the long-term pipeline and terminal, tankage, tolling and throughput agreements with us would be temporarily suspended during the occurrence of a force majeure event that renders performance impossible with respect to an asset for at least 30 days. If such an event were to continue for a year, we or HFC could terminate the agreements. The occurrence of any of these events could reduce our revenues and cash flows.

We depend on Alon and particularly its Big Spring refinery for a portion of our revenues; if those revenues were significantly reduced, there could be a material adverse effect on our results of operations.

For the year ended December 31, 2015, Alon accounted for 10% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement. If Alon satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at Alon’s refineries, our revenues and cash flow would decline.

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

Due to our lack of asset and geographic diversification, adverse developments in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.

We rely exclusively on the revenues generated from our business. Due to our lack of asset and geographic diversification, especially our large concentration of pipeline assets serving the Navajo refinery, an adverse development in our business (including adverse developments due to catastrophic events or weather, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products), could have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

As of December 31, 2015, the principal amount of our total outstanding debt was $1,012 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indenture for our 6.50% senior notes due 2020 (the “6.5% Senior Notes”) may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain beneficial transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Additionally, our purchase and sale agreement with HFC with respect to the crude pipelines and tankage assets acquired in 2008 restrict us from selling the pipelines and terminals acquired from HFC and from prepaying borrowings and long-term debt to outstanding balances below $171 million prior to March 1, 2018, subject to certain limited exceptions. Our leverage may affect adversely our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisitions, construction or development activities, or to otherwise realize fully the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage also may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, vendors or other counterparties. We derive a significant portion of our revenues from contracts with key customers, including HFC and Alon under their respective pipelines and terminals, tankage, tolling and throughput agreements. To the extent that our customers may be unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.

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

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain attractive revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput agreements with HFC and Alon expire beginning in 2019 through 2030.

Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and adversely affect our performance.

Our pipelines and terminal, tankage and loading rack operations are subject to increasingly strict environmental and safety laws and regulations.

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

We may also be required to address conditions discovered in the future that require environmental response actions or remediation. The transportation and storage of refined products produces a risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. Further, we own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. If we were to incur a significant liability pursuant to environmental laws or regulations, it could have a material adverse effect on us.

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

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. Discussions are underway for proposed additional regulations in both of these areas. For example, consistent with its Climate Action Plan announced in 2014, the Obama Administration proposed new regulations in 2015 that seek to limit methane emissions from certain new and modified oil and gas facilities. These requirements could have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

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
Among other things, the 2011 Amendments to the Pipeline Safety Act direct the Secretary of Transportation to study, and where appropriate based on the results and statutory factors, promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valves, leak detection, and other requirements. The 2011 Amendments also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Amendments as well as any implementation of PHMSA regulations thereunder, reinterpretation of existing laws or regulations, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect to the 2011 Amendments could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. For example, PHMSA is expected to issue new and expanded proposed regulations in 2016 applicable to pipeline operators, including provisions that may expand to the integrity management requirements to additional pipeline mileage. Such new and expanded requirements may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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
Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, tornadoes, earthquakes, accidents, fires, explosions, hazardous materials releases, cyber-attacks, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, or property damage or destruction, as well as a curtailment or interruption in our operations. In addition, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues.

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

There can be no assurance that insurance will cover all or any damages and losses resulting from these types of hazards. We are not fully insured against all risks incident to our business and therefore, we self-insure certain risks. We are not insured against all environmental accidents that might occur, other than limited coverage for certain third party sudden and accidental claims. Our property insurance includes business interruption coverage for lost profit arising from physical damage to our facilities. If a significant accident or event occurs that is self-insured or not fully insured, our operations could be temporarily or permanently impaired, our liabilities and expenses could be significant and it could have a material adverse effect on our financial position. Because of our distribution policy, we do not have the same flexibility as other legal entities to accumulate cash to protect against underinsured or uninsured losses.

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

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications. In addition, we could be required to make substantial expenditures in the event of any changes in product quality specifications.

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

In addition, various federal, state and local agencies have the authority to prescribe specific product quality specifications of refined products. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets impact the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions could be adversely affected. In addition, changes in the product quality of the products we receive on our petroleum products pipeline system could reduce or eliminate our ability to blend products.

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

The primary rate-making methodology of the FERC is price indexing. We use this methodology in all of our interstate markets. The indexing method allows a pipeline to increase its rates based on a percentage change in the PPI for finished goods. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum allowable rate. If the FERC price indexing methodology permits a rate increase that is not large enough to fully reflect actual increases in our costs, we may need to file for a rate increase using an alternative method with a much higher burden of proof and without the guarantee of success. These FERC rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing would adversely affect our revenues and cash flow.

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

Terrorist attacks (including cyber-attacks), and the threat of terrorist attacks or domestic vandalism, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely impact our results of operations.

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

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or “cyber security” events.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets, our operations could be disrupted and/or customer information could be stolen. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and or inaccurate information reported from our operations.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

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

While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could affect adversely our ability to borrow on, renew existing, or obtain access to new financing arrangements, could increase the cost of such financing arrangements, could reduce our level of capital expenditures and could impact our future earnings and cash flows.

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

We own certain of our systems through joint ventures, and our control of such systems is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures.

Although our subsidiary is the operator of the UNEV pipeline and we own a majority interest in the joint venture that owns the UNEV pipeline, the joint venture agreement for the UNEV pipeline generally requires consent of our joint venture partner(s) for specified extraordinary transactions, such as reversing the flow of the pipeline or increasing the fees paid to our subsidiary pursuant to the operating agreement.

In addition, certain of our systems are operated by joint venture entities that we do not operate, or in which we do not have an ownership stake that permits us to control the business activities of the entity. We have limited ability to influence the business decisions of such joint venture entities.

Because we have partial ownership in the joint ventures, we may be unable to control the amount of cash we will receive from the operation and could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

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

We do not own all of the land on which our pipeline systems and other assets are located, and we are, therefore, subject to the risk of increased costs or more burdensome terms to maintain necessary land use. We obtain the right to construct and operate pipelines and other assets on land owned by third parties and government agencies for specified periods. If we were to lose these rights through an inability to renew leases, right-of-way contracts or similar agreements, we may be required to relocate our pipelines or other assets and our business could be adversely affected. Additionally, it may become more expensive for us to obtain new rights-of-way or leases or to renew existing rights-of-way or leases. If the cost of obtaining or renewing such agreements increases, it may adversely affect our operations and the cash flows available for distribution to unitholders.

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

A portion of HFC's employees that are seconded to us from time to time are represented by labor unions under collective bargaining agreements with various expiration dates. HFC may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition.

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

Under our Omnibus Agreement, we are obligated to pay HFC an administrative fee ($2.4 million in 2015 and currently $2.5 million) per year for the provision by HFC or its affiliates of various general and administrative services for our benefit. In addition, we are required to reimburse HFC pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our processing, refining, pipeline and tankage assets. We can neither provide assurance that HFC will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HFC fails to provide us with adequate personnel, our operations could be adversely impacted.

The administrative fee and secondment allocations are subject to annual review and may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. Our general partner will determine the amount of general and administrative expenses that will be allocated to us in accordance with the terms of our partnership agreement. In addition, our general partner and its affiliates are entitled to reimbursement for all other expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees of HLS who provide services to us.

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

We may issue additional limited partner units without unitholder approval, which would dilute an existing unitholder's ownership interests.

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

At the state level, several states have been evaluating ways to independently subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Imposition of any such taxes by individual states or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes.

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

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce the cash available for distribution to our unitholders.

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

Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to you as taxable income without any increase in our cash available for distribution. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

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

A substantial portion of the amount realized from the sale of a unitholder's common units, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. Thus, the unitholder may recognize both ordinary income and capital loss from the sale of such units if the amount realized on a sale of such units is less than the unitholder's adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which the unitholder sells his units, the unitholder may recognize ordinary income from our allocations of income and gain to the unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Our intermediate product pipelines consist principally of three parallel pipelines that connect the Navajo refinery Lovington and Artesia facilities. These pipelines primarily transport intermediate feedstocks and crude oil for HFC’s refining operations in New Mexico.

Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico, Kansas and Oklahoma that deliver crude oil to the Navajo and El Dorado refineries and crude oil and refined product pipelines that support HFC’s Woods Cross refinery.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Volumes transported for (bpd):
HFC	558,027	457,014	397,359	405,718	345,990
Third parties	73,555	64,055	63,337	63,152	52,361
Total	631,582	521,069	460,696	468,870	398,351
Total barrels in thousands (“mbbls”)	230,527	190,190	168,154	171,606	145,398

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	214	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300
Woods Cross, UT	10/12/8	8	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	62,400
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	8	40,000

(1)	Includes 15,000 bpd of capacity on the Orla to El Paso segment of this pipeline that is leased to Alon under capacity lease agreements.

(2)
The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.

(5)	The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD, and 10 MMSCFD and the two liquid pipelines are 45,000 BPD and 60,000 BPD.

HFC shipped an aggregate of 62.8% of the petroleum products transported on our refined product pipelines and 96.0% of the throughput volumes transported on our intermediate pipelines in 2015. HFC is the only shipper on our crude pipelines.

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

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile, 12-inch pipeline that was constructed in 1999 and extends from the Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and 155 miles of 8-inch pipeline that was constructed in 1973 and extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. We own the 12-inch pipeline from Artesia to White Lakes Junction. We lease the White Lakes Junction to Moriarty segment of this pipeline and the Moriarty to Bloomfield pipeline described below, from Mid-America Pipeline Company, LLC under a long-term lease agreement entered into in 1996, which expires in 2027. At our Moriarty terminal, volumes shipped on this pipeline can be transported to other markets in the area, including Albuquerque, Santa Fe and West Texas, via tanker truck. The 155-mile White Lakes Junction to Moriarty segment of this pipeline is operated by Mid-America (or its designee). HFC is the only shipper on this pipeline. Currently, we pay a monthly fee (which is subject to adjustments based on changes in the PPI) of $551,000 to Mid-America to lease the White Lakes Junction to Moriarty and Moriarty to Bloomfield pipelines.

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

Big Spring, Texas to Wichita Falls, Texas
Segments of the Big Spring to Wichita Falls refined product pipeline were constructed in 1969 and 1989, and consist of 95 miles of 6-inch pipeline and 137 miles of 8-inch pipeline. This pipeline is used for the shipment of refined products produced at the Big Spring refinery to the Wichita Falls and Abilene terminals. Alon is the only shipper on this pipeline.

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

16” Pipeline between Lovington, New Mexico and Artesia, New Mexico
The 65-mile, 16-inch diameter pipeline was constructed in 2009. This pipeline is used for the shipment of crude oil from the Barnsdall and Beeson gathering systems to the Navajo refinery Artesia and Lovington facilities. This pipeline can also connect to the Roadrunner pipeline. HFC is the only shipper on this pipeline.

Tulsa, Oklahoma Interconnect Pipelines
Five intermediate product and gas pipelines totaling 7 miles between HFC’s Tulsa East and West refinery facilities were completed in 2011. These pipelines are used in the shipment of gas and liquids between the two facilities.

Lovington / Artesia, New Mexico crude oil pipelines
The crude oil gathering and trunk pipelines deliver crude oil to HFC’s Navajo refinery and consist of 802 miles of 4-inch, 6-inch, 8-inch, and 12-inch diameter pipeline. The crude oil trunk pipelines consist of nine pipeline segments that deliver crude oil to the Navajo refinery Lovington facility and fourteen pipeline segments that deliver crude oil to the Navajo refinery Artesia facility.

The Lovington system crude oil mainlines include nine pipeline segments consisting of a 23-mile, 12-inch pipeline from Russell to Lovington; a 20-mile, 8-inch pipeline from Russell to Hobbs; a 14-mile 6-inch pipeline from Wood to Russell; an 11-mile, 6-inch and 8-inch pipeline from Crouch to Lovington; a 20-mile, 8-inch pipeline from Hobbs to Lovington; an 8-mile, 6-inch pipeline from Baumgart to Riley; a 6-mile, 6-inch pipeline from Gaines to Hobbs; and a 5-mile 6-inch pipeline from Riley to Russell.

The Artesia system crude oil mainlines include fourteen pipeline segments consisting of a 14-mile, 6-inch and 8-inch pipeline from Hackberry to Beeson; an 11-mile, 6-inch and 8-inch pipeline from North Artesia to Beeson; a 7-mile, 4-inch and 6-inch pipeline from Barnsdall to North Artesia; a 6-mile, 8-inch pipeline from North Artesia to BL Junction; a 5-mile, 6-inch pipeline Millman to Artesia Station; a 4-mile, 4-inch pipeline from the Artesia Station to North Artesia; a 3-mile, 6-inch pipeline from Anderson Ranch to Beeson; a 2-mile, 6-inch pipeline from Artesia Station to Evans Junction; a 2-mile, 8-inch pipeline from the Barnsdall jumper line to Lovington; a 1-mile, 6-inch pipeline from Abo to Centurion; and a 1-mile, 6-inch pipeline from Abo to Evans Junction.

We also operate a 12-mile, 8-inch pipeline from Evans Junction to Artesia, New Mexico that supplies natural gas to the Navajo refinery Artesia facility.

Roadrunner Pipeline
The Roadrunner crude oil pipeline connects the Navajo refinery Lovington facility to a West Texas terminal of the Centurion Pipeline that extends to Cushing, Oklahoma. It was constructed in 2009 and consists of 69 miles of 16-inch pipeline. This pipeline is used to deliver crude oil from Lovington to Slaughter, Texas. It is also reversible for the shipment of crude oil from Cushing, Oklahoma to the Navajo refinery Lovington facility.

Beeson Pipeline
The Beeson crude oil pipeline delivers crude oil to the Navajo refinery Lovington facility and the Roadrunner Pipeline. It was constructed in 2011 and consists of 41 miles of 8-inch pipeline and 5 miles of 10-inch pipeline. This pipeline ships crude oil from our crude oil gathering system to the Navajo refinery Lovington facility for processing.

El Dorado Crude Delivery Pipeline
The El Dorado Crude Delivery Pipeline supplies HFC's El Dorado Refinery facility with crude oil. It is two 16-inch pipelines, each 2 miles in length, that move crude from HEP's El Dorado crude tankage to the HFC El Dorado refinery. HFC is the only shipper on this line.

Bisti Connector Pipeline
The Bisti Connector pipeline delivers crude oil from Beeson Station to the Plains All-American Bisti Pipeline. The pipeline consists of 13 miles of 12-inch pipeline.

Whites City Pipeline
The Whites City crude pipeline delivers crude oil from the Whites City Road crude truck off-loading station to Artesia Station. The pipeline consists of 61 miles of 8-inch pipeline.

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

The table below sets forth the total average throughput for our refined product terminals in each of the periods presented:

	Years Ended December 31,
	2015	2014	2013	2012	2011
Refined products terminalled for (bpd):
HFC	279,066	261,888	255,108	271,549	193,645
Third parties	78,403	69,100	63,791	53,456	44,454
Total	357,469	330,988	318,899	325,005	238,099
Total (mbbls)	130,476	120,811	116,398	118,952	86,906

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	211,000	9	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Tucson, AZ(2)	186,000	9	Pipeline	Truck
Mountain Home, ID(3)	122,000	4	Pipeline	Pipeline
Spokane, WA	384,000	28	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Las Vegas, NV	378,000	12	Pipeline/Truck	Truck
Cedar City, UT	235,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	129,000	5	Pipeline	Pipeline
El Dorado, KS crude tankage	1,150,000	11	Pipeline	Pipeline
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Cheyenne facility truck racks	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	3,375,000

(1)	Inactive

(2)	The underlying ground at the Tucson terminal is leased.

(3)	Handles only jet fuel.

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

Abilene Terminal
This terminal receives refined products from Alon's Big Spring refinery, which accounted for all of its volumes in 2015. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.

Wichita Falls Terminal
This terminal receives refined products from the Alon's Big Spring refinery, which accounted for all of its volumes in 2015. Refined products received at this terminal are sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar’s Southlake Pipeline. Alon is the only customer at this terminal.

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

Orla Tank Farm
The Orla tank farm was constructed in 1998. It receives refined products from Alon's Big Spring refinery that accounted for all of its volumes in 2015. Refined products received at the tank farm are delivered into our Orla to El Paso pipeline. Alon is the only customer at this tank farm.

El Dorado, KS Crude Tankage
On March 6, 2015, we acquired an existing crude tank farm from an unrelated party. The crude tank farm is adjacent to HFC's El Dorado Refinery and is used, primarily, to store and supply crude oil for this refinery facility. HFC is the main customer of this crude tank farm.

Artesia Facility Truck Rack
The truck rack at the Navajo refinery Artesia facility loads light refined products produced at the Navajo refinery onto tanker trucks for delivery to markets in the surrounding area. HFC is the only customer of this truck rack.

Lovington Facility Asphalt Truck Rack
The asphalt loading rack facility at the Lovington refinery loads asphalt produced at the Lovington facility into tanker trucks.  HFC is the only customer of this truck rack.

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

Cheyenne Facility Truck Racks
The Cheyenne loading rack facilities consist of light refined products, heavy products and LPG truck racks. These racks load refined products and propane onto tanker trucks for delivery to markets in surrounding areas. Additionally, these facilities include four crude oil LACT units that unload crude oil from tanker trucks.

El Dorado Facility Truck Racks
The El Dorado loading rack facilities consist of a light refined products truck rack and a propane truck rack. These racks load refined products and propane onto tanker trucks for delivery to markets in surrounding areas.

Refinery Tankage
Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 10,200,000 barrels of storage.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	180,000	Crude oil	2
Lovington, NM	309,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,472,000	Crude oil and refined product	54
Cheyenne, WY	2,030,000	Crude oil and refined product	55
El Dorado, KS	4,008,000	Refined and intermediate product	89
Total	10,189,000

REFINERY PROCESSING UNITS

Our refinery processing units are integrated in HFC's El Dorado, KS refinery and are used to support their daily operations, which chemically transform crude oil into various petroleum products, including gasoline, diesel, liquefied petroleum gas, and asphalt.

HFC is committed to supply these units with a minimum feedstock throughput for each calender quarter. HEP has committed that these units yield a certain level of petroleum product. The initial commitment is for a period of 15 years.

These are newly constructed units that became operational in the third and fourth quarters of 2015. These units will be operating on a daily basis until they are taken down for large-scale maintenance, which can be every two to four years and could last from two to four weeks. During this maintenance period (turnaround), the minimum feedstock throughput is adjusted so that HFC is not penalized for HEP's maintenance requirements.

HEP's revenue is primarily generated from the minimum throughput commitment, and HEP charges a tolling fee per barrel or thousand standard cubic feet of feedstock throughput. The tolling fee is meant to provide HEP with revenue that surpasses the amount of its expected operating costs, which include natural gas and maintenance. On any calendar month where the cost of natural gas exceeds what is included in the tolling fee, HEP will charge HFC for recovery of this additional cost. Additionally, if operating costs are more than expected after the first calendar year of operation, the tolling fee will be permanently adjusted, one time, to recover these costs. The same type of one-time adjustment will be made upon completion of the first turnaround for each unit.

Naphtha Fractionation Unit
The feedstock used by the naphtha fractionation unit is desulfurized naphtha, which is produced by the refinery earlier in the refining process. Desulfurized naphtha is a key component in gasoline, and this unit is used to reduce the level of benzene precursors. This allows the resulting product to be processed further to produce gasoline that meets regulatory requirements. The unit's feedstock capacity is 50,000 barrels per day of desulfurized naphtha.

Hydrogen Generation Unit
The hydrogen unit primarily uses natural gas as a feedstock to produce hydrogen gas that is used in HFC's operation of its El Dorado, KS refinery. This feedstock is supplied from purchased natural gas. The unit's natural gas feedstock capacity is 6,100 thousand standard cubic feet per day.

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

Years Ended December 31,	High	Low	Cash Distributions	Trading Volume
2015
Fourth quarter	$35.51	$26.75	$0.5650	9,219,400
Third quarter	$35.34	$26.25	$0.5550	7,924,000
Second quarter	$36.40	$30.00	$0.5450	6,532,300
First quarter	$35.10	$29.57	$0.5375	5,397,200
2014
Fourth quarter	$37.44	$28.50	$0.5300	7,685,800
Third quarter	$36.66	$32.50	$0.5225	4,374,200
Second quarter	$36.64	$29.83	$0.5150	7,935,600
First quarter	$34.24	$31.65	$0.5075	3,884,600

The cash distribution for the fourth quarter of 2015 was declared on January 22, 2016, and paid on February 12, 2016, to all unitholders of record on February 2, 2016.

As of February 12, 2016, we had approximately 16,409 common unitholders, including beneficial owners of common units held in street name.

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

Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels presented below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.25	98%	2%
First target distribution	Up to $0.275	98%	2%
Second target distribution	above $0.275 up to $0.3125	85%	15%
Third target distribution	above $0.3125 up to $0.375	75%	25%
Thereafter	Above $0.375	50%	50%

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2015	—	$—	—	$—
November 2015	59,939	$34.13	—	$—
December 2015	41,468	$30.44	—	$—
Total for October to December 2015	101,407		—

The units reported represent (a) purchases of 83,000 common units in the open market for delivery to the recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 18,407 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards at the time of grant) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The units reported represent common units purchased in the open market for delivery to recipients of our restricted unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable.

Item 6.	Selected Financial Data
The following table shows selected financial information for HEP. This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2015	2014 (1)	2013 (1)	2012 (1)	2011
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$358,875	$332,545	$305,182	$292,560	$214,268
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	103,308	104,801	99,444	89,242	64,521
Depreciation and amortization	62,852	62,166	65,423	57,461	36,958
General and administrative	12,556	10,824	11,749	7,594	6,576
	178,716	177,791	176,616	154,297	108,055
Operating income	180,159	154,754	128,566	138,263	106,213
Equity in earnings of equity method investments	4,803	2,987	2,826	3,364	2,552
Interest expense	(37,418)	(36,101)	(47,010)	(47,182)	(35,959)
Interest income	526	3	161	—	—
Loss on early extinguishment of debt	—	(7,677)	—	(2,979)	—
Gain on sale of assets	375	—	1,810	—	—
Other income	111	82	61	10	17
	(31,603)	(40,706)	(42,152)	(46,787)	(33,390)
Income before income taxes	148,556	114,048	86,414	91,476	72,823
State income tax expense	(228)	(235)	(333)	(371)	(234)
Net income	148,328	113,813	86,081	91,105	72,589
Allocation of net loss attributable to Predecessor	—	—	—	4,200	6,351
Allocation of net loss (income) attributable to noncontrolling interests	(11,120)	(8,288)	(6,632)	(1,153)	859
Net income attributable to Holly Energy Partners	137,208	105,525	79,449	94,152	79,799
General partner interest in net income, including incentive distributions(2)	42,337	34,667	27,523	22,450	16,806
Limited partners’ interest in net income	$94,871	$70,858	$51,926	$71,702	$62,993
Limited partners’ earnings per unit – basic and diluted(2)	$1.60	$1.20	$0.88	$1.29	$1.38
Distributions per limited partner unit	$2.2025	2.0750	1.9600	1.8400	1.7400

Other Financial Data:
Cash flows from operating activities	$232,994	$186,640	$183,080	$161,149	$98,907
Cash flows from investing activities	$(148,075)	$(109,430)	$(53,582)	$(42,730)	$(206,174)
Cash flows from financing activities	$(72,736)	$(80,732)	$(128,383)	$(119,551)	$105,584
EBITDA(3)	$237,180	$211,701	$192,054	$194,242	$149,766
Distributable cash flow(4)	$197,046	$172,718	$146,579	$153,125	$100,295
Maintenance capital expenditures(5)	$8,926	$4,616	$8,683	$5,649	$5,415
Expansion capital expenditures	58,090	105,077	47,930	37,343	200,894
Total capital expenditures	$67,016	$109,693	$56,613	$42,992	$206,309

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,049,870	$1,018,598	$962,457	$960,666	$960,499
Total assets (6)	$1,534,456	$1,439,081	$1,386,176	$1,393,087	$1,398,339
Long-term debt(6,7)	$1,008,752	$866,986	$806,655	$863,520	$605,031
Total liabilities	$1,151,355	$989,260	$915,574	$927,351	$661,518
Total equity(8)	$383,101	$449,821	$471,577	$452,987	$737,678

(1)	Retrospectively adjusted as described in Note 2 and Note 7 of Consolidated Financial Statements.

(2)
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

(3)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense net of interest income and loss on early extinguishment of debt, (ii) state income tax and (iii) depreciation and amortization excluding amounts related to previous owners (“Predecessor”). EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to HEP or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Income from continuing operations attributable to HEP	$137,208	$105,525	$79,449	$94,152	$79,799
Add (subtract):
Interest expense	35,490	34,280	44,041	40,141	34,706
Interest income	(526)	(3)	(161)	—	—
Amortization of discount and deferred debt issuance costs	1,928	1,821	2,120	1,946	1,212
Loss on early extinguishment of debt	—	7,677	—	2,979	—
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	849	5,095	41
State income tax expense	228	235	333	371	234
Depreciation and amortization	62,852	62,166	65,423	57,461	36,958
Predecessor depreciation and amortization	—	—	—	(7,903)	(3,184)
EBITDA	$237,180	$211,701	$192,054	$194,242	$149,766

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

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Income from continuing operations attributable to HEP	$137,208	$105,525	$79,449	$94,152	$79,799
Add (subtract):
Depreciation and amortization	62,852	62,166	65,423	57,461	36,958
Predecessor depreciation and amortization	—	—	—	(7,903)	(3,184)
Amortization of discount and deferred debt issuance costs	1,928	1,821	2,120	1,946	1,212
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	849	5,095	41
Loss on early extinguishment of debt	—	7,677	—	2,979	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	(1,233)	(2,503)	3,686	462	(6,405)
Maintenance capital expenditures (4)	(8,926)	(4,616)	(8,683)	(5,649)	(5,415)
Crude revenue settlement	—	—	918	3,670	(4,588)
Increase in environmental liability	1,107	1,596	619	211	705
Increase (decrease) in reimbursable deferred revenue	176	(2,274)	(1,642)	(815)	—
Other non-cash adjustments	3,934	3,326	3,840	1,516	1,172
Distributable cash flow	$197,046	$172,718	$146,579	$153,125	$100,295

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(6)
Prior period total assets and debt have been recast to reflect the early adoption of an April 2015 accounting standard update requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. See Note 7 "Debt" in the Notes to Consolidated Financial Statements.

(7)
Includes $712 million, $571 million, $363 million, $200 million and $159 million in Credit Agreement advances that were classified as long-term debt at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(8)
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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada, (the “UNEV Pipeline”), a 50% interest in Osage Pipe Line Company, LLC, the owner of a pipeline running from Cushing, Oklahoma to El Dorado, Kansas ("Osage Pipeline"), a 50% interest in Frontier Pipeline Company, the owner of a 289-mile crude oil pipeline from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), products terminals and a 25% interest in SLC Pipeline, LLC, the owner of a 95-mile intrastate crude oil pipeline (the “SLC Pipeline”), that serves refineries in the Salt Lake City, Utah area.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, providing other services at our storage tanks and terminals and charging a tolling fee per barrel or thousand standard cubic feet of feedstock throughput in our refinery processing units. We do not take ownership of products that we transport, terminal or store, and therefore we are not directly exposed to changes in commodity prices.

We believe the long-term growth of global refined product demand and US crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

UNEV Pipeline Interest Acquisition
Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters if HFC's Woods Cross Refinery expansion did not attain certain thresholds. HFC expects to complete this expansion in the first quarter of 2016. Therefore, we expect HEP Logistics' waiver of its right to incentive distributions of $1.25 million per quarter to end in the second quarter of 2016. In connection with the transaction, we entered into 15-year throughput agreements with shippers, which currently require minimum annual revenue commitments to us of $30 million.
Acquisitions
On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. Substantially all of the purchase price was allocated to properties and equipment and no goodwill was recorded. HFC is the main customer of this crude tank farm.

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns the Frontier Pipeline, from an affiliate of Enbridge, Inc. for cash consideration of $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 barrel per day ("bpd") capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million. We are a consolidated variable interest entity of HFC. Therefore, this transaction will be recorded as a transfer between entities under common control and reflect HFC's carrying basis in El Dorado Operating's assets and liabilities.

On February 22, 2016, HFC obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies HFC's El Dorado Refinery with crude oil.

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and are working to transition into that role. We are a consolidated variable interest entity of HFC. Therefore, this transaction will be recorded as a transfer between entities under common control and reflect HFC's carrying basis of its 50% membership interest in Osage as well as our carrying basis in the El Paso terminal.

Agreements with HFC and Alon
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2030. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or FERC index. As of December 31, 2015, these agreements with HFC require minimum annualized payments to us of $257.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2015, these agreements with Alon will require minimum annualized payments to us of $33.3 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.4 million in 2015 and currently $2.5 million), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”) or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Under HLS’s Secondment Agreement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
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

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$81,294	$77,852	$3,442
Affiliates—intermediate pipelines	28,943	29,813	(870)
Affiliates—crude pipelines	67,088	56,805	10,283
	177,325	164,470	12,855
Third parties—refined product pipelines	51,022	43,376	7,646
	228,347	207,846	20,501
Terminals, tanks and loading racks:
Affiliates	111,933	110,726	1,207
Third parties	15,632	13,973	1,659
	127,565	124,699	2,866

Affiliates—refinery processing units	2,963	—	2,963

Total revenues	358,875	332,545	26,330
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	103,308	104,801	(1,493)
Depreciation and amortization	62,852	62,166	686
General and administrative	12,556	10,824	1,732
	178,716	177,791	925
Operating income	180,159	154,754	25,405
Equity in earnings of equity method investments	4,803	2,987	1,816
Interest expense, including amortization	(37,418)	(36,101)	(1,317)
Interest income	526	3	523
Loss on early extinguishment of debt	—	(7,677)	7,677
Gain on sale of assets	375	—	375
Other	111	82	29
	(31,603)	(40,706)	9,103
Income before income taxes	148,556	114,048	34,508
State income tax	(228)	(235)	7
Net income	148,328	113,813	34,515
Allocation of net loss income attributable to noncontrolling interests	(11,120)	(8,288)	(2,832)
Net income attributable to Holly Energy Partners	137,208	105,525	31,683
General partner interest in net income, including incentive distributions (1)	(42,337)	(34,667)	(7,670)
Limited partners’ interest in net income	$94,871	$70,858	$24,013
Limited partners’ earnings per unit—basic and diluted (1)	$1.60	$1.20	$0.40
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$237,180	$211,701	$25,479
Distributable cash flow (3)	$197,046	$172,718	$24,328

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	124,061	119,156	4,905
Affiliates—intermediate pipelines	142,475	138,258	4,217
Affiliates—crude pipelines	291,491	199,600	91,891
	558,027	457,014	101,013
Third parties—refined product pipelines	73,555	64,055	9,500
	631,582	521,069	110,513
Terminals and loading racks:
Affiliates	279,066	261,888	17,178
Third parties	78,403	69,100	9,303
	357,469	330,988	26,481

Affiliates—refinery processing units	6,774	—	6,774

Total for pipelines and terminal assets (bpd)	995,825	852,057	143,768

	Years Ended December 31,		Change from
	2014	2013	2013
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$77,852	$66,441	$11,411
Affiliates—intermediate pipelines	29,813	25,397	4,416
Affiliates—crude pipelines	56,805	48,749	8,056
	164,470	140,587	23,883
Third parties—refined product pipelines	43,376	41,837	1,539
	207,846	182,424	25,422
Terminals, tanks and loading racks:
Affiliates	110,726	111,781	(1,055)
Third parties	13,973	10,977	2,996
	124,699	122,758	1,941
Total revenues	332,545	305,182	27,363
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	104,801	99,444	5,357
Depreciation and amortization	62,166	65,423	(3,257)
General and administrative	10,824	11,749	(925)
	177,791	176,616	1,175
Operating income	154,754	128,566	26,188
Equity in earnings of equity method investments	2,987	2,826	161
Interest expense, including amortization	(36,101)	(47,010)	10,909
Interest income	3	161	(158)
Loss on early extinguishment of debt	(7,677)	—	(7,677)
Gain on sale of assets	—	1,810	(1,810)
Other expense	82	61	21
	(40,706)	(42,152)	1,446
Income before income taxes	114,048	86,414	27,634
State income tax	(235)	(333)	98
Net income	113,813	86,081	27,732
Allocation of net income attributable to noncontrolling interests	(8,288)	(6,632)	(1,656)
Net income attributable to Holly Energy Partners	105,525	79,449	26,076
General partner interest in net income, including incentive distributions (1)	(34,667)	(27,523)	(7,144)
Limited partners’ interest in net income	$70,858	$51,926	$18,932
Limited partners’ earnings per unit—basic and diluted (1)	$1.20	$0.88	$0.32
Weighted average limited partners’ units outstanding	58,657	58,246	411
EBITDA (2)	$211,701	$192,054	$19,647
Distributable cash flow (3)	$172,718	$146,579	$26,139

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,156	107,493	11,663
Affiliates—intermediate pipelines	138,258	128,475	9,783
Affiliates—crude pipelines	199,600	161,391	38,209
	457,014	397,359	59,655
Third parties—refined product pipelines	64,055	63,337	718
	521,069	460,696	60,373
Terminals and loading racks:
Affiliates	261,888	255,108	6,780
Third parties	69,100	63,791	5,309
	330,988	318,899	12,089

Total for pipelines and terminal assets (bpd)	852,057	779,595	72,462

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income and loss on early extinguishment of debt, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to Holly Energy Partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

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

Results of Operations — Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Summary
Net income attributable to HEP for the year ended December 31, 2015, was $137.2 million, a $31.7 million increase compared to the year ended December 31, 2014. This increase in earnings is due principally to higher pipeline and terminal volumes and annual tariff increases, as well as a loss of $7.7 million recorded due to the early retirement of our 8.25% Senior Notes in March 2014.

Revenues for the year ended December 31, 2015, include the recognition of $10.3 million of prior shortfalls billed to shippers in 2015 and 2014. As of December 31, 2015, deferred revenue on our consolidated balance sheet related to shortfalls billed was $7.8 million. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity to provide for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Total revenues for the year ended December 31, 2015, were $358.9 million, a $26.3 million increase compared to the year ended December 31, 2014. The revenue increase was due to the effect of annual tariff increases, increased pipeline shipments due to increased volumes from the New Mexico gathering system and UNEV pipeline as well as revenues from the El Dorado crude tanks and refinery processing units acquired during 2015. Overall pipeline volumes were up 21% compared to the year ended December 31, 2014, largely due to increased volumes from the New Mexico gathering system expansion.

Revenues from our refined product pipelines were $132.3 million, an increase of $11.1 million compared to the year ended December 31, 2014, primarily due to increased volumes and annual tariff increases. Shipments averaged 197.6 thousand barrels per day (“mbpd”) compared to 183.2 mbpd for 2014, largely due to higher spot volumes on our UNEV pipeline and increased volumes from HFC's Navajo refinery as well as lower volumes in the second quarter of 2014 resulting from major maintenance at Alon's Big Spring Refinery.

Revenues from our intermediate pipelines were $28.9 million, a decrease of $0.9 million on shipments averaging 142.5 mbpd compared to 138.3 mbpd for the year ended December 31, 2014. The decrease in revenue is due to the effects of a $1.9 million decrease in deferred revenue realized offset by increased volumes and annual tariff increases.

Revenues from our crude pipelines were $67.1 million, an increase of $10.3 million on shipments averaging 291.5 mbpd compared to 199.6 mbpd for the year ended December 31, 2014. Revenues increased due to the annual tariff increases and $5.8 million in increased revenue from the New Mexico gathering system expansion completed in 2014.

Revenues from terminal, tankage and loading rack fees were $127.6 million, an increase of $2.9 million compared to the year ended December 31, 2014. The increase in revenues is due to annual fee increases and increased volumes. Refined products terminalled in our facilities increased to an average of 357.5 mbpd compared to 331.0 mbpd for 2014, largely due to higher volumes at our UNEV and El Paso terminals as well as our Cheyenne and Tulsa loading racks.

Operations Expense
Operations expense for the year ended December 31, 2015, decreased by $1.5 million compared to the year ended December 31, 2014. This decrease is primarily due to lower employee costs of $5.4 million as a result of the secondment of employees in El Dorado and Cheyenne, recovery of environmental remediation costs from third parties of $2.9 million and a decrease in reimbursable expense projects of $2.4 million offset by higher project maintenance costs of $6.6 million as well as additional operating expenses related to acquisitions during the year ended December 31, 2015.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015, increased by $0.7 million compared to the year ended December 31, 2014, due principally to depreciation on El Dorado refinery assets purchased and capital lease depreciation offset by lower asset abandonment charges for tankage permanently removed from service.

General and Administrative
General and administrative costs for the year ended December 31, 2015, increased by $1.7 million compared to the year ended December 31, 2014, primarily due to higher costs for professional services.

Equity in Earnings of Equity Method Investments
Our equity in earnings of the SLC Pipeline was was $3.3 million and $3.0 million for the years ended December 31, 2015 and 2014. Our equity in earnings of our 50% interest in Frontier Pipeline, purchased on August 31, 2015, was $1.5 million for the year ended December 31, 2015.

Interest Expense
Interest expense for the year ended December 31, 2015, totaled $37.4 million, an increase of $1.3 million compared to the year ended December 31, 2014 due to higher borrowings outstanding. Our aggregate effective interest rate was 4.0% and 4.3% for the years ended December 31, 2015 and 2014, respectively.

Loss on Early Extinguishment of Debt
We recognized a loss of $7.7 million upon the early extinguishment of our 8.25% Senior Notes for the year ended December 31, 2014. This loss related to the premium paid to noteholders upon their tender of an aggregate principal amount of $150.0 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income tax expense of $228,000 and $235,000 for the years ended December 31, 2015 and 2014, respectively, which is solely attributable to the Texas margin tax on our Texas sourced taxable margin.

Results of Operations—Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

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

Loss on Early Extinguishment of Debt
We recognized a loss of $7.7 million upon the early extinguishment of our 8.25% Senior Notes for the year ended December 31, 2014. This loss related to the premium paid to noteholders upon their tender of an aggregate principal amount of $150.0 million and related financing costs that were previously deferred.

Gain on Sale of Assets
The gain on the sale of assets for the year ended December 31, 2013, of $1.8 million is comprised of a gain of $2.0 million on the sale of property in El Paso, Texas, partially offset by a $0.2 million loss from the sale of our 50% ownership interest in product terminals located in Boise and Burley, Idaho.

State Income Tax
We recorded state income tax expense of $235,000 and $333,000 for the years ended December 31, 2014 and 2013, respectively, which is solely attributable to the Texas margin tax on our Texas sourced taxable margin. Due to a statutory change in June 2013, there was a one-time charge of $336,000 to establish a deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Overview
In April 2015, we amended our senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”) increasing the size of the Credit Agreement from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the year ended December 31, 2015, we received advances totaling $973.9 million and repaid $832.9 million, resulting in a net increase of $141.0 million under the Credit Agreement and an outstanding balance of $712.0 million at December 31, 2015. We have no letters of credit outstanding under the Credit Agreement at December 31, 2015, and the available capacity under the Credit Agreement is $138 million at December 31, 2015.
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

In February, May, August and November 2015, we paid regular quarterly cash distributions of $0.5300, $0.5375, $0.5450 and $0.5550, respectively, on all units in an aggregate amount of $169.1 million, including $38.4 million of incentive distribution payments to the general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HFC (our general partner) agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters if HFC's Woods Cross Refinery expansion did not attain certain thresholds. HFC expects to complete this expansion in the first quarter of 2016. Therefore, we expect HEP Logistics' waiver of its right to incentive distributions of $1.25 million per quarter to end in the second quarter of 2016.

Cash and cash equivalents increased by $12.2 million during the year ended December 31, 2015. The cash flows provided by operating activities of $233.0 million were greater than the cash flows used for financing and investing activities of $72.7 million and $148.1 million, respectively. Working capital increased by $12.8 million to $12.2 million at December 31, 2015 from $0.6 million at December 31, 2014.

Cash Flows—Operating Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows from operating activities increased by $46.4 million from $186.6 million for the year ended December 31, 2014, to $233.0 million for the year ended December 31, 2015. This increase is due principally to $31.9 million of greater cash receipts for services performed in the year ended December 31, 2015, as compared to the prior year, as well as lower payments made for operating costs and interest expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements, these shippers have the right to recapture these amounts if future volumes exceed minimum levels. We billed $10.3 million during the year ended December 31, 2014, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2015. Another $7.8 million is included as deferred revenue on our balance sheet at December 31, 2015, related to shortfalls billed during the year ended December 31, 2015.

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

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements, these shippers have the right to recapture these amounts if future volumes exceed minimum levels. We billed $12.0 million during the year ended December 31, 2013, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2014. Another $9.3 million is included as deferred revenue on our balance sheet at December 31, 2014, related to shortfalls billed during the year ended December 31, 2014.

Cash Flows—Investing Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows used for investing activities increased by $38.6 million from $109.4 million for the year ended December 31, 2014, to $148.1 million for the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, we invested $67.0 million and $109.7 million in additions to properties and equipment, respectively. During the year ended December 31, 2015, we acquired a 50% interest in the Frontier Pipeline for $55.0 million and an existing crude tank farm adjacent to HFC's El Dorado refinery from a third-party for $27.5 million. We received $1.3 million proceeds from the sale of assets during the year ended December 31, 2015.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flows used for investing activities increased by $55.8 million from $53.6 million for the year ended December 31, 2013, to $109.4 million for the year ended December 31, 2014. During the years ended December 31, 2014 and 2013, we invested $109.7 million and $56.6 million in additions to properties and equipment, respectively. During the year ended December 31, 2013, we received $2.7 million proceeds from the sale of assets.

Cash Flows—Financing Activities
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows used for financing activities were $72.7 million for the year ended December 31, 2015, compared to $80.7 million for the year ended December 31, 2014, a decrease of $8.0 million. During the year ended December 31, 2015, we received $973.9 million and repaid $832.9 million in advances under the Credit Agreement. We paid $169.1 million in regular quarterly cash distributions to our general and limited partners, paid $4.6 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. We have retrospectively adjusted our historical financial results for all periods to include El Dorado Operating for the periods we were under common control of HFC. Therefore, we recorded contributions from HFC for the El Dorado Operating acquisition of $27.6 million and recorded distributions to HFC for El Dorado Operating acquisition of $62.0 million. During the year ended December 31, 2014, we received $642.3 million and repaid $434.3 million in advances under the Credit Agreement. We paid $156.2 million to redeem the 8.25% Senior Notes. We also paid $154.7 million in regular quarterly cash distributions to our general and limited partners, paid $4.0 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. HEP received contributions from HFC for the El Dorado Operating acquisition of $29.7 million.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Cash flows used for financing activities were $80.7 million for the year ended December 31, 2014, compared to $128.4 million for the year ended December 31, 2013, a decrease of $47.7 million. During the year ended December 31, 2014, we received $642.3 million and repaid $434.3 million in advances under the Credit Agreement and paid $156.2 million to redeem the 8.25% Senior Notes. Additionally, we paid $154.7 million in regular quarterly cash distributions to our general and limited partners, paid $4.0 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. HEP received contributions from HFC for the El Dorado Operating acquisition of $29.7 million. During the year ended December 31, 2013, we received $310.6 million and repaid $368.6 million in advances under the Credit Agreement and received net proceeds of $73.4 million from the common unit public offering. We paid $139.5 million in regular quarterly cash distributions to our general and limited partners, and paid $3.1 million to our noncontrolling interest. We received $1.5 million from our general partner, paid $1.3 million in financing costs to amend our Credit Agreement and paid $5.6 million for the purchase of common units for recipients of our incentive grants. HEP received contributions from HFC for the El Dorado Operating acquisition of $4.5 million.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2016 capital budget is comprised of $13 million for maintenance capital expenditures and $57 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we expect that we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We are currently evaluating a potential dropdown from HFC of certain assets related to the initial phase of the expansion at HFC's Woods Cross refinery in the second half of 2016.
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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings in effect at December 31, 2015 and 2014, were 2.572% and 2.152%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

The Credit Agreement imposes certain requirements on us with which we were in compliance as of December 31, 2015, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

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

We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants with which we were in compliance as of December 31, 2015, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Credit Agreement	$712,000	$571,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,248)	(4,014)
	296,752	295,986

Total long-term debt	$1,008,752	$866,986

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2015.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,012,000	$—	$712,000	$300,000	$—
Long-term debt - interest	140,755	37,168	74,337	29,250	—
Pipeline operating lease	76,018	6,610	13,221	13,221	42,966
Right-of-way leases	3,070	824	533	263	1,450
Other	74,123	2,768	5,316	3,031	63,008
Total	$1,305,966	$47,370	$805,407	$345,765	$107,424
Long-term debt consists of outstanding principal under the Credit Agreement and 6.5% Senior Notes. Interest on the credit agreement is calculated using the rate in effect at December 31, 2015.
The pipeline operating lease amounts above reflect the exercise of the second 10-year extension, expiring in 2027, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way lease payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2015. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations consist of site service agreements with HFC, expiring in 2060 through 2065, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2015, we have an accrual of $7.7 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Revenue Recognition
Revenues are recognized as products are shipped through our pipelines and terminals or feedstocks are processed by our refinery processing units. Additional pipeline transportation revenues result from an operating lease by Alon USA, L.P. of an interest in the capacity of one of our pipelines.

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

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, recognizing an impairment loss.

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

There have been no impairments to goodwill or our long-lived assets as of December 31, 2015.

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

As of December 31, 2015, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 3.24%. This swap contract matures in February 2016. We have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At December 31, 2015, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At December 31, 2015, the fair value of our 6.5% Senior Notes was $295.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at December 31, 2015, would result in a change of approximately $7.6 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2015, borrowings outstanding under the Credit Agreement were $712.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $305.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $407.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2015, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2015, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. That report appears on page 57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.

We have audited Holly Energy Partners, L.P.’s (the "Partnership") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Holly Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Partnership’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2015, and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 24, 2016

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$15,013	$2,830
Accounts receivable:
Trade	8,593	6,737
Affiliates	32,482	33,392
	41,075	40,129
Prepaid and other current assets	5,054	4,383
Total current assets	61,142	47,342

Properties and equipment, net	1,049,870	1,018,598
Transportation agreements, net	73,805	80,703
Goodwill	256,498	256,498
Equity method investments	79,438	24,478
Other assets	13,703	11,462
Total assets	$1,534,456	$1,439,081

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$10,948	$16,384
Affiliates	11,635	5,239
	22,583	21,623

Accrued interest	6,752	6,615
Deferred revenue	12,016	12,432
Accrued property taxes	3,764	2,703
Other current liabilities	3,809	4,571
Total current liabilities	48,924	47,944

Long-term debt	1,008,752	866,986
Other long-term liabilities	20,675	18,145
Deferred revenue	39,063	29,392

Class B unit	33,941	26,793

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at December 31, 2015 and 2014)	428,019	468,813
General partner interest (2% interest)	(139,537)	(114,028)
Accumulated other comprehensive income (loss)	190	(46)
Total partners’ equity	288,672	354,739
Noncontrolling interest	94,429	95,082
Total equity	383,101	449,821
Total liabilities and equity	$1,534,456	$1,439,081

(1) Retrospectively adjusted as described in Notes 2 and 7.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Affiliates	$292,221	$275,196	$252,368
Third parties	66,654	57,349	52,814
	358,875	332,545	305,182
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	103,308	104,801	99,444
Depreciation and amortization	62,852	62,166	65,423
General and administrative	12,556	10,824	11,749
	178,716	177,791	176,616
Operating income	180,159	154,754	128,566

Other income (expense):
Equity in earnings of equity method investments	4,803	2,987	2,826
Interest expense	(37,418)	(36,101)	(47,010)
Interest income	526	3	161
Loss on early extinguishment of debt	—	(7,677)	—
Gain on sale of assets	375	—	1,810
Other income	111	82	61
	(31,603)	(40,706)	(42,152)
Income before income taxes	148,556	114,048	86,414
State income tax expense	(228)	(235)	(333)
Net income	148,328	113,813	86,081
Allocation of net income attributable to noncontrolling interests	(11,120)	(8,288)	(6,632)
Net income attributable to Holly Energy Partners	137,208	105,525	79,449
General partner interest in net income, including incentive distributions	(42,337)	(34,667)	(27,523)
Limited partners’ interest in net income	$94,871	$70,858	$51,926
Limited partners’ per unit interest in earnings—basic and diluted	$1.60	$1.20	$0.88
Weighted average limited partners’ units outstanding	58,657	58,657	58,246

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$148,328	$113,813	$86,081

Other comprehensive income:
Change in fair value of cash flow hedging instruments	(1,864)	(2,104)	1,194
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	849
Reclassification adjustment to net income on partial settlement of cash flow hedge	2,100	2,202	2,092
Other comprehensive income	236	98	4,135
Comprehensive income before noncontrolling interest	148,564	113,911	90,216
Allocation of comprehensive income to noncontrolling interests	(11,120)	(8,288)	(6,632)

Comprehensive income attributable to Holly Energy Partners	$137,444	$105,623	$83,584

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014 (1)	2013 (1)
Cash flows from operating activities
Net income	$148,328	$113,813	$86,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,852	62,166	65,423
Gain on sale of assets	(375)	—	(1,810)
Amortization of deferred charges	1,928	1,820	2,970
Amortization of restricted and performance units	3,484	3,539	3,575
Equity in earnings of equity method investments, net of distributions	(122)	—	—
Loss on early extinguishment of debt	—	7,677	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,820)	(1,676)	2,065
Accounts receivable—affiliates	1,419	(3,717)	1,919
Prepaid and other current assets	(626)	(510)	(255)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,996)	2,469	3,365
Accounts payable—affiliates	6,396	(3,245)	3,821
Accrued interest	137	(3,624)	13
Deferred revenue	9,255	6,173	15,255
Accrued property taxes	1,061	100	(85)
Other current liabilities	(499)	1,819	(45)
Other, net	3,572	(164)	788
Net cash provided by operating activities	232,994	186,640	183,080

Cash flows from investing activities
Additions to properties and equipment	(67,016)	(109,693)	(56,613)
Purchase of El Dorado crude tanks	(27,500)	—	—
Purchase of investment in Frontier Pipeline	(55,032)	—	—
Proceeds from sale of assets	1,279	—	2,731
Distributions in excess of equity in earnings of equity investments	194	263	300
Net cash used for investing activities	(148,075)	(109,430)	(53,582)

Cash flows from financing activities
Borrowings under credit agreement	973,900	642,300	310,600
Repayments of credit agreement borrowings	(832,900)	(434,300)	(368,600)
Proceeds from issuance of common units	—	—	73,444
Redemption of senior notes	—	(156,188)	—
Contributions from general partner	—	—	1,499
Distributions to HEP unitholders	(169,063)	(154,670)	(139,486)
Distributions to noncontrolling interest	(4,625)	(4,025)	(3,125)
Contributions from HFC for El Dorado Operating acquisition	27,623	29,734	4,512
Distributions to HFC for El Dorado Operating acquisition	(62,000)	—	—
Purchase of units for incentive grants	(3,555)	(3,577)	(5,634)
Deferred financing costs	(962)	(9)	(1,344)
Other	(1,154)	3	(249)
Net cash used by financing activities	(72,736)	(80,732)	(128,383)

Cash and cash equivalents
Increase (decrease) for the year	12,183	(3,522)	1,115
Beginning of year	2,830	6,352	5,237
End of year	$15,013	$2,830	$6,352
See accompanying notes.
(1) Retrospectively adjusted as described in Note 2.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest (1)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
Balance December 31, 2012	$502,809	$(145,746)	$(4,279)	$100,203	$452,987
Issuance of common units	73,444	—	—	—	73,444
Capital contribution	—	1,499	—	—	1,499
Distributions to HEP unitholders	(112,039)	(27,447)	—	—	(139,486)
Distributions to noncontrolling interests	—	—	—	(3,125)	(3,125)
Contribution from HFC for El Dorado Operating acquisition	—	4,512	—	—	4,512
Purchase of units for incentive grants	(5,313)	—	—	—	(5,313)
Amortization of restricted and performance units	3,575	—	—	—	3,575
Class B unit accretion	(6,097)	(124)	—	—	(6,221)
Other	(248)	(263)	—	—	(511)
Net income	60,016	25,655	—	410	86,081
Other comprehensive income	—	—	4,135	—	4,135
Balance December 31, 2013	$516,147	$(141,914)	$(144)	$97,488	$471,577
Distributions to HEP unitholders	(119,944)	(34,726)	—	—	(154,670)
Distributions to noncontrolling interests	—	—	—	(4,025)	(4,025)
Contribution from HFC for El Dorado Operating acquisition	—	29,734	—	—	29,734
Purchase of units for incentive grants	(3,577)	—	—	—	(3,577)
Amortization of restricted and performance units	3,539	—	—	—	3,539
Class B unit accretion	(6,534)	(134)	—	—	(6,668)
Net income	79,182	33,012	—	1,619	113,813
Other comprehensive income	—	—	98	—	98
Balance December 31, 2014	$468,813	$(114,028)	$(46)	$95,082	$449,821
Distributions to HEP unitholders	(127,152)	(41,911)	—	—	(169,063)
Distributions to noncontrolling interests	—	—	—	(4,625)	(4,625)
Contribution from HFC for El Dorado Operating acquisition	—	27,623	—	—	27,623
Distribution to HFC for El Dorado Operating acquisition	—	(62,000)	—	—	(62,000)
Purchase of units for incentive grants	(3,555)	—	—	—	(3,555)
Amortization of restricted and performance units	3,484	—	—	—	3,484
Class B unit accretion	(7,005)	(143)	—	—	(7,148)
Net income	93,434	50,922	—	3,972	148,328
Other comprehensive income	—	—	236	—	236
Balance December 31, 2015	$428,019	$(139,537)	$190	$94,429	$383,101

(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

We operate in one reportable segment which represents the aggregation of our petroleum product and crude pipelines business and terminals, tankage and loading rack facilities and refinery processing units.

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in the UNEV Pipeline, LLC (“UNEV”), which owns a 427-mile, 12-inch refined products pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”), product terminals near Cedar City, Utah and Las Vegas, Nevada and related assets, a 50% interest in Frontier Pipeline Company, which owns a 289-mile crude oil pipeline from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline") and a 25% interest in SLC Pipeline LLC, which owns a 95-mile intrastate crude oil pipeline system (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, providing other services at our storage tanks and terminals and by charging fees for processing hydrocarbon feedstocks through our refinery processing units. We do not take ownership of products that we transport, terminal, store or process, and therefore, we are not exposed directly to changes in commodity prices.

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts and those of subsidiaries and joint ventures that we control through a more than 50% ownership interest. All significant inter-company transactions and balances have been eliminated.

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

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, recognizing an impairment loss.

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

There have been no impairments to goodwill or our long-lived assets as of December 31, 2015.

Investment in Equity Method Investments
We account for our 25% SLC Pipeline and 50% Frontier Pipeline joint venture interests using the equity method of accounting, whereby we record our pro-rata share of earnings of the two companies, and contributions to and distributions from the two companies as adjustments to our investment balances. As of December 31, 2015, our underlying equity in the SLC Pipeline was $57.7 million compared to our recorded investment balance of $24.3 million, a difference of $33.4 million, and our underlying equity in Frontier Pipeline was $12.6 million compared to our recorded investment balance of $55.2 million, a difference of $42.6 million. We are amortizing the differences as adjustments to our pro-rata share of earnings over the useful lives of the underlying assets of these joint ventures.

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2015 and 2014, we have asset retirement obligations of $7.6 million and $6.8 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

Class B Unit
Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations. Such contingent redemption payments are limited to the unredeemed value of the Class B Unit. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HFC (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods, beginning with the distributions paid in the fourth quarter of 2012, and up to an additional four quarters if HFC's Woods Cross Refinery expansion did not attain certain thresholds. HFC expects to complete this expansion in the first quarter of 2016. Therefore, we expect HEP Logistics' waiver of its right to incentive distributions of $1.25 million per quarter to end in the second quarter of 2016.

The Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $33.9 million at December 31, 2015, and $26.8 million at December 31, 2014.

Revenue Recognition
Revenues are recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. Billings to customers for their obligations under their quarterly minimum revenue commitments are recorded as deferred revenue liabilities if the customer has the right to receive future services for these billings. The revenue is recognized at the earlier of:

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

As of December 31, 2015, billings to customers under their minimum revenue commitments per the terms of long-term throughput agreements expiring in 2019 through 2030 and the third party operating lease require minimum annualized payments to us in the aggregate of $2.3 billion including $300 million for the years ending December 31, 2016, 2017, and 2018, $275 million for the year ending December 31, 2019 and $228 million for the year ending December 31, 2020. These agreements provide for increases in the minimum revenue guarantees annually for increases in the PPI or the FERC index, with certain contracts having provisions that limit the level of the rate increases.

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

Environmental Costs
Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities and are subject to periodic adjustments based on currently available information. At December 31, 2015 and 2014, we had accrued liabilities, measured on an undiscounted basis, net of expected recoveries from indemnifying parties, for environmental remediation obligations of $7.7 million and $5.2 million respectively, of which $1.5 million and $2.3 million, respectively, were classified as other current liabilities.

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

Net Income per Limited Partners' Unit
We use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the year. Net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income, after adjusting for the allocation of net income or loss attributable to the predecessor, the allocation of net income or loss attributable to noncontrolling interests and the general partner's 2% interest and incentive distributions and other participating securities, by the weighted-average number of outstanding common units and other dilutive securities. Other participating securities and dilutive securities are not significant.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we are evaluating the impact of this standard.

Consolidation
In February 2015, the FASB issued a standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The standard is effective for interim and annual periods beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. At this time, we are evaluating the potential impact of this standard on our financial statements, as well as the available transition methods.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. We early adopted this standard as of December 31, 2015, and reclassified $0.5 million and $0.6 million for the years ended December 31, 2015 and December 31, 2014, respectively.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard will become effective beginning with our 2018 reporting year. We are evaluating the impact of this standard.

Note 2:	Acquisitions

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. Substantially all of the purchase price was allocated to properties and equipment and no goodwill was recorded. HFC is the main customer of this crude tank farm.

On August 31, 2015, we purchased a 50% interest in Frontier Pipeline Company, which owns the Frontier Pipeline from an affiliate of Enbridge, Inc. for cash consideration of $55.0 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 bpd capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC, which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million. We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflect HFC's carrying basis in El Dorado Operating's assets and liabilities.

We have retrospectively adjusted our historical financial results for all periods to include El Dorado Operating for the periods we were under common control of HFC. The 2014 presentation was revised to reflect increases of $38.1 million in properties and equipment, $3.7 million in trade accounts payable, and $34.4 million in general partner interest. We also adjusted our 2013 presentation to reflect increases of $4.5 million in general partner interest. The 2014 and 2013 consolidated statement of cash flows reflect these changes in cash flows from investing activities and cash flows from financing activities. The units were under construction in 2014 and 2013, and therefore, there were no operations.

On February 22, 2016, HFC obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies HFC's El Dorado Refinery with crude oil.

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and are working to transition into that role. We are a consolidated variable interest entity of HFC. Therefore, this transaction will be recorded as a transfer between entities under common control and reflect HFC's carrying basis of its 50% membership interest in Osage as well as our carrying basis in the El Paso terminal.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		December 31, 2015		December 31, 2014
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$304	$304	$1,019	$1,019

Liabilities:
6.5% Senior Notes	Level 2	$296,752	$295,500	$295,986	$291,000
Interest rate swaps	Level 2	114	114	1,065	1,065
		$296,866	$295,614	$297,051	$292,065

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

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment after retrospective adjustment as per Note 2 are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Pipelines, terminals and tankage	$1,219,973	$1,137,157
Land and right of way	66,215	64,458
Refinery assets	63,336	1,347
Construction in progress	28,249	94,347
Other	22,200	21,289
	1,399,973	1,318,598
Less accumulated depreciation	350,103	300,000
	$1,049,870	$1,018,598

On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. Substantially all of the purchase price was allocated to properties and equipment.

On November 1, 2015, we acquired from a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating, which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery. We have retrospectively adjusted our historical financial results for all periods to include El Dorado Operating for the periods we were under common control of HFC. The 2014 presentation was revised to reflect increases of $38.1 million in properties and equipment, which is included within construction in progress.

We capitalized $0.8 million and $1.5 million in interest related to construction projects during the years ended December 31, 2015 and 2014, respectively.

Depreciation expense was $55.4 million, $54.7 million, and $58.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.1 million, $1.9 million and $6.2 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	—
	134,214	134,164
Less accumulated amortization	60,409	53,461
	$73,805	$80,703

Amortization expense was $6.9 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $5.4 million, $7.4 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. These costs include retirement costs of $2.2 million, $4.4 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (a significant proportion of our awards) is to expense the costs ratably over the vesting periods.

As of December 31, 2015, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $3.4 million, $3.5 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2015, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,498,749 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

In addition, we previously granted phantom units to certain employees. All outstanding phantom units vested in 2015, and no phantom units are currently outstanding. Vested units were paid in common units. Full ownership of the units transferred to the recipients at vesting, and the recipients did not have voting or distribution rights on these units until they vested.

The fair value of each restricted unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted unit and phantom unit activity and changes during the year ended December 31, 2015, is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2015 (nonvested)	126,077	$33.43
Granted	65,437	34.16
Vesting and transfer of full ownership to recipients	(74,108)	33.92
Forfeited	(15,998)	32.84
Outstanding at December 31, 2015 (nonvested)	101,408	$33.63

The fair values of restricted and phantom units that were vested and transferred to recipients during the years ended December 31, 2015, 2014 and 2013 were $2.5 million, $2.7 million and $1.2 million respectively. As of December 31, 2015, there was $2.4 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 0.5 years. For the years ended December 31, 2014 and 2013, the grant date closing unit price applied to the number of restricted units and phantom units ultimately awarded was $33.49 and $34.66 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of the three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of December 31, 2015, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 167%.

We granted 12,792 performance units during the year ended December 31, 2015. Performance units granted in 2015 vest over a three-year performance period ending December 31, 2018 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $34.21 for the performance units granted in 2015 and will apply to the number of units ultimately awarded. For the years ended December 31, 2014 and 2013, the weighted average grant date closing unit price applied to the number of units awarded was $33.57 and $37.90 respectively.

A summary of performance unit activity and changes for the year ended December 31, 2015, is presented below:

Performance Units	Units
Outstanding at January 1, 2015 (nonvested)	71,245
Granted	12,792
Vesting and transfer of common units to recipients	(18,167)
Forfeited	(20,376)
Outstanding at December 31, 2015 (nonvested)	45,494

The grant date fair value of performance units vested and transferred to recipients was $0.6 million for the year ended December 31, 2015, and $0.5 million during each of the two years ending December 31, 2014 and 2013. Based on the weighted average fair value of performance units outstanding at December 31, 2015, of $1.7 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.1 years.

During the year ended December 31, 2015, we paid $3.6 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

Note 7:	Debt

Credit Agreement
In April 2015, we amended our senior secured revolving credit facility expiring in November 2018 (the “Credit Agreement”) increasing the size of the Credit Agreement from $650 million to $850 million. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit. As of December 31, 2015, we had $138 million available borrowing capacity under the Credit Agreement.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.625% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.625% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings in effect at December 31, 2015 and 2014, were 2.572% and 2.152%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.45% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

The Credit Agreement imposes certain requirements on us with which we were in compliance as of December 31, 2015, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we were in compliance as of December 31, 2015, and with which we are currently in compliance, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

In March 2014, we redeemed the $150 million aggregate principal amount of 8.25% Senior Notes maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Our purchase and contribution agreements with HFC with respect to the intermediate pipelines acquired in 2005 and the crude pipelines and tankage assets acquired in 2008, restrict us from selling these pipelines and terminals acquired from HFC. Under these agreements, we are restricted from prepaying borrowings and long-term debt to outstanding balances below below $206 million prior to 2015 and $171 million prior to 2018, subject to certain limited exceptions.

Debt Issuance Costs
In April 2015, an accounting standard update was issued requiring debt issuance costs to be presented as a direct deduction from the carrying amount of the debt liability. We early adopted this standard as of December 31, 2015, and reclassified the December 31, 2014, amount of $0.6 million to conform with the current year's presentation.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Credit Agreement
Amount outstanding	$712,000	$571,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,248)	(4,014)
	296,752	295,986

Total long-term debt	$1,008,752	$866,986

Maturities of our long-term debt are as follows:

Years Ending December 31,	(In thousands)
2016	$—
2017	—
2018	712,000
2019	—
2020	300,000
Thereafter	—
Total	$1,012,000

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2015, we have three interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $305 million of Credit Agreement advances. Our first interest rate swap effectively converts $155 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.99% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 3.24%. This swap contract matures in February 2016. We have two additional interest rate swaps with identical terms which effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2015, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $305 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $305 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of December 31, 2015, we had no ineffectiveness on our cash flow hedges.

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

At December 31, 2015, we have accumulated other comprehensive income of $190,000 that relates to our current cash flow hedging instruments. Approximately $77,861 will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
December 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other long-term assets	$304	Accumulated other comprehensive income	$304
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other current liabilities	(114)	Accumulated other comprehensive loss	(114)
		$190		$190

December 31, 2014
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other long-term liabilities	$(1,065)	Accumulated other comprehensive loss	$(1,065)
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other long-term assets	1,019	Accumulated other comprehensive income	1,019
		$(46)		$(46)

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$16,107	$13,350	$11,961
6.5% Senior Notes	19,507	19,446	19,506
8.25% Senior Notes	—	2,544	12,380
Amortization of discount and deferred debt issuance costs	1,928	1,821	2,120
Amortization of unrecognized loss attributable to terminated cash flow hedge	—	—	849
Commitment fees	638	450	835
Total interest incurred	38,180	37,611	47,651
Less capitalized interest	762	1,510	641
Net interest expense	$37,418	$36,101	$47,010
Cash paid for interest	$35,938	$39,414	$44,655

Capital Lease Obligations
Our capital lease obligations related to vehicles leases with initial terms of 33 to 36 months. The total cost of assets under capital leases was $3.0 million and $2.1 million as of December 31, 2015 and 2014, respectively, with accumulated depreciation of $1.1 million and $0.2 million as of December 31, 2015 and 2014, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

At December 31, 2015, future minimum annual lease payments, including interest, for the capital leases are as follows:

Years Ending December 31,	(in thousands)
2016	$700
2017	960
2018	220
Total minimum lease payments	1,880
Less amount representing interest	(123)
Capital lease obligations	$1,757

Note 8:	Commitments and Contingencies

We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The right of way agreements have various termination dates through 2061.

As of December 31, 2015, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2016	$7,435
2017	6,890
2018	6,864
2019	6,813
2020	6,670
Thereafter	44,416
Total	$79,088
Rental expense charged to operations was $8.9 million, $8.0 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We also have other long-term contractual obligations consisting of long-term site service agreements with HFC, expiring in 2060 through 2065, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities. At December 31, 2015, these minimum future contractual obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2016	$1,516
2017	1,516
2018	1,516
2019	1,516
2020	1,516
Thereafter	63,006
Total	$70,586
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 91% are currently generated from our two largest customers: HFC and Alon. The vast majority of our revenues are derived from activities conducted in the southwest United States.

The following table presents the percentage of total revenues generated by each of these customers:

	Years Ended December 31,
	2015	2014	2013
HFC	81%	83%	83%
Alon	10%	10%	11%

Note 10:	Related Party Transactions

We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2030. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or FERC index. As of December 31, 2015, these agreements with HFC require minimum annualized payments to us of $257.6 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.4 million in 2015 and currently $2.5 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $292.2 million, $275.2 million and $252.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $2.4 million for the year ended December 31, 2015, and $2.3 million for each of the years ended December 31, 2014 and 2013.

•
We reimbursed HFC for costs of employees supporting our operations of $34.5 million, $38.9 million and $34.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Netted against the cost of employees for the year ended December 31, 2013, is a $3.5 million refund from HFC related to refunds of taxes covering a multi-year period.

•	HFC reimbursed us $13.5 million, $16.8 million and $21.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, for certain reimbursable costs and capital projects.

•
We distributed $90.4 million, $80.5 million and $71.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $32.5 million and $33.4 million at December 31, 2015 and 2014, respectively.

•	Accounts payable to HFC were $11.6 million and $5.2 million at December 31, 2015 and 2014, respectively.

•
Revenues for the years ended December 31, 2015, 2014 and 2013 include $7.3 million, $10.1 million and $5.1 million, respectively, of shortfall payments billed in 2014, 2013 and 2012, respectively, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at December 31, 2015 and 2014, includes $6.4 million and $7.3 million, respectively, relating to certain shortfall billings.

It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $6.4 million deferred at December 31, 2015.

•
In November 2015, we acquired from HFC all the outstanding membership interests in El Dorado Operating which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery. See Note 2 for a description of this transaction.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of December 31, 2015, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us. Additionally, HFC owned all incentive distribution rights.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
General partner interest in net income	$1,936	$1,446	$1,059
General partner incentive distribution	40,401	33,221	26,464
Total general partner interest in net income	$42,337	$34,667	$27,523

In addition to the allocation of net income as presented above, the consolidated statement of equity for the year ended December 31, 2015, reflects a cumulative revision of net income allocations between the general partnership interest and common units of approximately $8.8 million for net income related to years ended 2014 and prior.  This revision had no impact on historical limited partners’ per unit interest in earnings.

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

Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels under incentive distribution rights held by our general partner.

On January 22, 2016, we announced our cash distribution for the fourth quarter of 2015 of $0.565 per unit. The distribution is payable on all common and general partner units and was paid February 12, 2016, to all unitholders of record on February 2, 2016.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per unit data)
General partner interest in distribution	$3,563	$3,264	$2,982
General partner incentive distribution	40,401	33,221	26,464
Total general partner distribution	43,964	36,485	29,446
Limited partner distribution	129,192	121,714	114,675
Total regular quarterly cash distribution	$173,156	$158,199	$144,121
Cash distribution per unit applicable to limited partners	$2.2025	$2.075	$1.955

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

Note 12:	Environmental

We expensed $3.6 million, $3.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for environmental remediation obligations which are included within operations expense. During the year ended December 31, 2015, we increased certain environmental cost accruals to reflect revisions to the cost estimates and the time frame for which the related environmental remediation and monitoring activities are expected to occur. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our balance sheets was $7.7 million and $5.2 million at December 31, 2015 and December 31, 2014, respectively, of which $6.1 million and $2.8 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of December 31, 2015 and December 31, 2014, our accrued environmental liability included $6.4 million and $6.8 million, respectively, for HFC indemnified liabilities. In addition, as of December 31, 2015 and December 31, 2014, $6.4 million and $6.8 million, respectively, was included in other assets representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 13:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2015
Revenues	$89,756	$83,479	$88,389	$97,251	$358,875
Operating income	43,806	40,431	44,295	51,627	180,159
Income before income taxes	35,931	32,080	36,635	43,910	148,556
Net income	35,830	32,144	36,566	43,788	148,328
Net income attributable to Holly Energy Partners	31,803	30,401	34,485	40,519	137,208
Limited partners’ per unit interest in net income – basic and diluted	$0.37	$0.34	$0.40	$0.49	$1.60
Distributions per limited partner unit	$0.5375	$0.5450	$0.5550	$0.5650	$2.2025
Year Ended December 31, 2014
Revenues	$87,004	$74,998	$82,130	$88,413	$332,545
Operating income	45,453	32,033	38,925	38,343	154,754
Income before income taxes	27,855	24,478	31,231	30,484	114,048
Net income	27,780	24,450	31,189	30,394	113,813
Net income attributable to Holly Energy Partners	24,143	23,034	29,680	28,668	105,525
Limited partners’ per unit interest in net income – basic and diluted	$0.27	$0.25	$0.35	$0.33	$1.20
Distributions per limited partner unit	$0.5075	$0.5150	$0.5225	$0.5300	$2.0750

Note 14:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

December 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$5,452	$9,559	$—	$15,013
Accounts receivable	—	35,558	5,715	(198)	41,075
Prepaid and other current assets	174	3,634	1,246	—	5,054
Total current assets	176	44,644	16,520	(198)	61,142

Properties and equipment, net	—	678,027	371,843	—	1,049,870
Investment in subsidiaries	591,323	283,287	—	(874,610)	—
Transportation agreements, net	—	73,805	—	—	73,805
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	79,438	—	—	79,438
Other assets	642	13,061	—	—	13,703
Total assets	$592,141	$1,428,760	$388,363	$(874,808)	$1,534,456

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19,448	$3,333	$(198)	$22,583
Accrued interest	6,500	252	—	—	6,752
Deferred revenue	—	6,010	6,006	—	12,016
Accrued property taxes	—	2,627	1,137	—	3,764
Other current liabilities	7	3,802	—	—	3,809
Total current liabilities	6,507	32,139	10,476	(198)	48,924

Long-term debt	296,752	712,000	—	—	1,008,752
Other long-term liabilities	210	20,294	171	—	20,675
Deferred revenue	—	39,063	—	—	39,063
Class B unit	—	33,941	—	—	33,941
Equity - partners	288,672	591,323	377,716	(969,039)	288,672
Equity - noncontrolling interest	—	—	—	94,429	94,429
Total liabilities and partners’ equity	$592,141	$1,428,760	$388,363	$(874,808)	$1,534,456

Condensed Consolidating Balance Sheet

December 31, 2014 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2,828	$—	$—	$2,830
Accounts receivable	—	34,274	6,044	(189)	40,129
Prepaid and other current assets	212	2,856	1,315	—	4,383
Total current assets	214	39,958	7,359	(189)	47,342

Properties and equipment, net	—	635,107	383,491	—	1,018,598
Investment in subsidiaries	656,477	285,247	—	(941,724)	—
Transportation agreements, net	—	80,703	—	—	80,703
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	24,478	—	—	24,478
Other assets	1,319	10,143	—	—	11,462
Total assets	$658,010	$1,332,134	$390,850	$(941,913)	$1,439,081

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19,237	$2,575	$(189)	$21,623
Accrued interest	6,500	115	—	—	6,615
Deferred revenue	—	5,672	6,760	—	12,432
Accrued property taxes	—	1,902	801	—	2,703
Other current liabilities	45	4,408	118	—	4,571
Total current liabilities	6,545	31,334	10,254	(189)	47,944

Long-term debt	296,579	570,407	—	—	866,986
Other long-term liabilities	147	17,731	267	—	18,145
Deferred revenue	—	29,392	—	—	29,392
Class B unit	—	26,793	—	—	26,793
Equity - partners	354,739	656,477	380,329	(1,036,806)	354,739
Equity - noncontrolling interest	—	—	—	95,082	95,082
Total liabilities and partners’ equity	$658,010	$1,332,134	$390,850	$(941,913)	$1,439,081
(1) Retrospectively adjusted as described in Notes 2 and 7.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$269,277	$22,944	$—	$292,221
Third parties	—	47,189	19,465	—	66,654
	—	316,466	42,409	—	358,875
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	91,839	11,469	—	103,308
Depreciation and amortization	—	47,848	15,004	—	62,852
General and administrative	3,616	8,940	—	—	12,556
	3,616	148,627	26,473	—	178,716
Operating income (loss)	(3,616)	167,839	15,936	—	180,159
Equity in earnings of subsidiaries	161,097	11,915	—	(173,012)	—
Equity in earnings of equity method investments	—	4,803	—	—	4,803
Interest income	—	526	—	—	526
Interest expense	(20,273)	(17,145)	—	—	(37,418)
Gain on sale of assets	—	375	—	—	375
Other	—	160	(49)	—	111
	140,824	634	(49)	(173,012)	(31,603)
Income (loss) before income taxes	137,208	168,473	15,887	(173,012)	148,556
State income tax expense	—	(228)	—	—	(228)
Net income (loss)	137,208	168,245	15,887	(173,012)	148,328
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(11,120)	(11,120)
Net income (loss) attributable to Holly Energy Partners	137,208	168,245	15,887	(184,132)	137,208
Other comprehensive income (loss)	236	236	—	(236)	236
Comprehensive income (loss)	$137,444	$168,481	$15,887	$(184,368)	$137,444

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$254,364	$22,073	$(1,241)	$275,196
Third parties	—	45,711	11,638	—	57,349
	—	300,075	33,711	(1,241)	332,545
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	93,382	12,660	(1,241)	104,801
Depreciation and amortization	—	47,592	14,574	—	62,166
General and administrative	2,658	8,166	—	—	10,824
	2,658	149,140	27,234	(1,241)	177,791
Operating income (loss)	(2,658)	150,935	6,477	—	154,754
Equity in earnings of subsidiaries	138,691	4,858	—	(143,549)	—
Equity in earnings of equity method investments	—	2,987	—	—	2,987
Interest income	—	3	—	—	3
Interest expense	(22,831)	(13,270)	—	—	(36,101)
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Other	—	82	—	—	82
	108,183	(5,340)	—	(143,549)	(40,706)
Income (loss) before income taxes	105,525	145,595	6,477	(143,549)	114,048
State income tax expense	—	(235)	—	—	(235)
Net income (loss)	105,525	145,360	6,477	(143,549)	113,813
Allocation of net loss attributable to noncontrolling interests	—	—	—	(8,288)	(8,288)
Net income (loss) attributable to Holly Energy Partners	105,525	145,360	6,477	(151,837)	105,525
Other comprehensive income (loss)	98	98	—	(98)	98
Comprehensive income (loss)	$105,623	$145,458	$6,477	$(151,935)	$105,623

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$236,336	$17,258	$(1,226)	$252,368
Third parties	—	42,139	10,675	—	52,814
	—	278,475	27,933	(1,226)	305,182
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	88,614	12,056	(1,226)	99,444
Depreciation and amortization	—	51,082	14,341	—	65,423
General and administrative	3,381	8,368	—	—	11,749
	3,381	148,064	26,397	(1,226)	176,616
Operating income (loss)	(3,381)	130,411	1,536	—	128,566
Equity in earnings (loss) of subsidiaries	115,850	1,231	—	(117,081)	—
Equity in earnings of equity method investments	—	2,826	—	—	2,826
Interest income	—	56	105	—	161
Interest expense	(33,020)	(13,990)	—	—	(47,010)
Gain on sale of assets	—	1,810	—	—	1,810
Other	—	61	—	—	61
	82,830	(8,006)	105	(117,081)	(42,152)
Income (loss) before income taxes	79,449	122,405	1,641	(117,081)	86,414
State income tax expense	—	(333)	—	—	(333)
Net income (loss)	79,449	122,072	1,641	(117,081)	86,081
Allocation of net loss attributable to noncontrolling interests	—	—	—	(6,632)	(6,632)
Net income (loss) attributable to Holly Energy Partners	79,449	122,072	1,641	(123,713)	79,449
Other comprehensive income (loss)	4,135	4,135	—	(4,135)	4,135
Comprehensive income (loss)	$83,584	$126,207	$1,641	$(127,848)	$83,584

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(19,490)	$234,898	$29,501	$(11,915)	$232,994

Cash flows from investing activities
Additions to properties and equipment	—	(65,574)	(1,442)	—	(67,016)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Purchase of investment in Frontier Pipeline	—	(55,032)	—	—	(55,032)
Proceeds from the sale of assets	—	1,279	—	—	1,279
Distributions from UNEV	—	1,960	—	(1,960)	—
Distributions in excess of equity in earnings of equity companies	—	194	—	—	194
	—	(144,673)	(1,442)	(1,960)	(148,075)
Cash flows from financing activities
Net borrowings under credit agreement	—	141,000	—	—	141,000
Net intercompany financing activities	192,108	(192,108)	—	—	—
Contributions from HFC for El Dorado Operating acquisition	—	27,623	—	—	27,623
Distributions to HFC for El Dorado Operating acquisition	—	(62,000)	—	—	(62,000)
Distributions to HEP unitholders	(169,063)	—	—	—	(169,063)
Distributions to noncontrolling interests	—	—	(18,500)	13,875	(4,625)
Deferred financing costs	—	(962)	—	—	(962)
Purchase of units for incentive grants	(3,555)	—	—	—	(3,555)
Other	—	(1,154)	—	—	(1,154)
	19,490	(87,601)	(18,500)	13,875	(72,736)
Cash and cash equivalents
Increase for the period	—	2,624	9,559	—	12,183
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$5,452	$9,559	$—	$15,013

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(25,339)	$193,273	$19,398	$(692)	$186,640

Cash flows from investing activities
Additions to properties and equipment	—	(101,492)	(8,201)	—	(109,693)
Distributions from UNEV	—	11,383	—	(11,383)	—
Distribution in excess of equity in earnings in equity companies	—	263	—	—	263
	—	(89,846)	(8,201)	(11,383)	(109,430)

Cash flows from financing activities
Net repayments under credit agreement	—	208,000	—	—	208,000
Net intercompany financing activities	339,771	(339,771)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to noncontrolling interests	—	—	(16,100)	12,075	(4,025)
Distributions to HEP unitholders	(154,670)	—	—	—	(154,670)
Contributions from HFC for El Dorado Operating acquisition	—	29,734	—	—	29,734
Deferred financing costs	—	(9)	—	—	(9)
Purchase of units for restricted grants	(3,577)	—	—	—	(3,577)
Other	3	—	—	—	3
	25,339	(102,046)	(16,100)	12,075	(80,732)
Cash and cash equivalents
Increase (decrease) for the period	—	1,381	(4,903)	—	(3,522)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$2,828	$—	$—	$2,830

(1) Retrospectively adjusted as described in Note 2.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(34,605)	$197,678	$20,007	$—	$183,080

Cash flows from investing activities
Additions to properties and equipment	—	(49,597)	(7,016)	—	(56,613)
Proceeds from the sale of assets	—	2,731	—	—	2,731
Distributions from UNEV	—	9,375	—	(9,375)	—
Distributions in excess of equity in earnings in equity companies	—	300	—	—	300
	—	(37,191)	(7,016)	(9,375)	(53,582)

Cash flows from financing activities
Net borrowings under credit agreement	—	(58,000)	—	—	(58,000)
Net intercompany financing activities	105,031	(105,031)	—	—	—
Proceeds from issuance of common units	73,444	—	—	—	73,444
Distributions to noncontrolling interests	—	—	(12,500)	9,375	(3,125)
Contributions from general partner	1,499	—	—	—	1,499
Distributions to HEP unitholders	(139,486)	—	—	—	(139,486)
Contributions from HFC for El Dorado Operating acquisition	—	4,512	—	—	4,512
Purchase of units for restricted grants	(5,634)	—	—	—	(5,634)
Deferred financing costs	—	(1,344)	—	—	(1,344)
Other	(249)	—	—	—	(249)
	34,605	(159,863)	(12,500)	9,375	(128,383)
Cash and cash equivalents
Increase for the period	—	624	491	—	1,115
Beginning of period	2	823	4,412	—	5,237
End of period	$2	$1,447	$4,903	$—	$6,352

(1) Retrospectively adjusted as described in Note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015, at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2015 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 15, 2016:

Name	Age	Position with HLS
Michael C. Jennings	50	Chief Executive Officer
Mark A. Plake	57	President
Richard L. Voliva III	38	Vice President and Chief Financial Officer
Douglas S. Aron	42	Executive Vice President
Mark T. Cunningham	56	Senior Vice President, Operations
Denise C. McWatters	56	Senior Vice President, General Counsel and Secretary

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2015, Mr. Bruce R. Shaw, prior to his separation of employment and resignation as President of HLS, and Messrs. Voliva and Cunningham were the only HLS executive officers who spent all of their professional time managing our business and affairs. Messrs. Jennings and Aron and Ms. McWatters are also executive officers of HFC and devoted as much of their professional time in 2015 as was necessary to oversee the management of our business and affairs. Mr. Plake was appointed as an executive officer of HLS effective February 15, 2016.

Information regarding Mr. Jennings is included below under “Directors.”
Mark A. Plake was appointed President in February 2016. Mr. Plake previously served in various roles at Holly Corporation, including Vice President, Marketing from April 2011 to February 2016, Vice President, Holly Asphalt and Government Affairs from February 2007 to April 2011, Vice President, Special Projects from April 2006 to February 2007, Vice President, Human Resources and Government Affairs from January 2004 to April 2006, Assistant to the President and Vice President, Government Affairs from January 2003 to January 2004, Manager, Human Resources from October 2000 to January 2003, and Director of Special Projects from March 1999 to October 2000.
Richard L. Voliva III was appointed Vice President and Chief Financial Officer in October 2015. He previously served as Vice President, Corporate Development from February 2015 until his appointment as Vice President and Chief Financial Officer and as Senior Director, Business Development from April 2014 until February 2015. Prior to joining HLS, Mr. Voliva was an analyst at Millennium Management LLC, an institutional asset manager, from April 2011 until April 2014, an analyst at Partner Fund Management, L.P., a hedge fund, from March 2008 until March 2011 and Vice President, Equity Research at Deutsche Bank from June 2005 to March 2008. Mr. Voliva is a CFA Charterholder.

Douglas S. Aron was appointed Executive Vice President in November 2012. He previously served as Chief Financial Officer from November 2012 to October 2015 and as Executive Vice President and Chief Financial Officer from July 2011 until December 2011. Mr. Aron currently also serves as Executive Vice President and Chief Financial Officer of HFC since the merger of Holly Corporation and Frontier Oil Corporation in July 2011. Prior to joining HFC, Mr. Aron was Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2009 until 2011. Additionally, he served as Vice President-Corporate Finance of Frontier Oil Corporation from 2005 to 2009 and Director-Investor Relations from 2001 to 2005. Prior to joining Frontier Oil Corporation, Mr. Aron was a lending officer for Amegy Bank.

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

Director Qualifications

The Board believes that it is necessary for each of HLS’s directors to possess a variety of qualities and skills. When searching for new candidates, the sole member of HLS considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future needs. The Board also believes that all directors must possess a considerable amount of business management, business leadership and educational experience. When considering director candidates, the sole member of HLS first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, industry knowledge, ability to commit adequate time to the Board, and commitment to the goal of maximizing unitholder value. The sole member of HLS also focuses on issues of diversity, such as diversity of education, professional experience and differences in viewpoints and skills. The sole member of HLS does not have a formal policy with respect to diversity; however, the Board and the sole member of HLS believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the sole member of HLS considers the entirety of each candidate’s credentials in the context of these standards. All our directors bring to the Board executive leadership experience derived from their service in many areas.

Pursuant to the Governance Guidelines of HLS and HEP, a director must submit his or her resignation to the Board in the first quarter of the calendar year in which the director will attain the age of 75 or greater. If the resignation is accepted by the Board, the resignation will be effective on December 31 of the year in which the resignation was accepted by the Board.

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

Independence Determinations. In making its independence determinations, the Board considered certain transactions, relationships and arrangements. In determining Mr. Ridenour’s independence, the Board considered that Mr. Ridenour has not been employed by HFC or HLS since 2008 and has not received compensation in excess of $120,000 since 2009. In determining Mr. Townsend’s independence, the Board considered that Mr. Townsend has not been employed by HFC or HLS since 2011 and has not received compensation in excess of $120,000 since 2011. The Board has determined that these historical relationships do not impair Mr. Ridenour’s or Mr. Townsend’s independence. In addition, in determining Mr. Gray’s independence, the Board considered the consulting fees he receives from HFC and determined that such consulting fees do not impair his independence.

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

The Board, Its Committees and Director Compensation

Directors

The following individuals serve as directors of HLS:
____________________________________________________________________________________________

Matthew P. Clifton	Director since July 2004. Age 64.

Principal Occupation:	Chairman of the Board of HLS

Business Experience:
Mr. Clifton has served as Chairman of the Board of HLS, in a non-employee capacity, since February 2014. Mr. Clifton served as a consultant for HFC from June 2014 to October 2014. Mr. Clifton previously served as Executive Chairman of HLS from January 2014 until his retirement in February 2014, as Chairman of the Board and Chief Executive Officer of HLS from March 2004 through December 2013 and as President of HLS from July 2011 to November 2012. Mr. Clifton joined Holly Corporation in 1980 and served as the Executive Chairman of HFC from July 2011 through December 2012. Mr. Clifton previously served as Chief Executive Officer of Holly Corporation from 2006 until the merger with Frontier Oil Corporation in July 2011, as Chairman of the Board of Holly Corporation from April 2007 until the merger with Frontier Oil Corporation in July 2011 and as President of Holly Corporation from 1995 until 2006.

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

_____________________________________________________________________________________________

Michael C. Jennings	Director since October 2011. Age 50.

Principal Occupation:	Executive Chairman of HFC and Chief Executive Officer of HLS

Business Experience:
Mr. Jennings was appointed as Chief Executive Officer of HLS in January 2014. Mr. Jennings served as President of HLS from October 2015 to February 2016. Mr. Jennings has served as Executive Chairman of HFC since January 2016. Mr. Jennings served as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 until his appointment as Executive Chairman and as Chairman of the Board of HFC from January 2013 until his appointment as Executive Chairman. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 until 2009.

Additional Directorships:
Mr. Jennings currently serves as the Executive Chairman and a director of HFC and a director of ION Geophysical Corporation. Mr. Jennings served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:
Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

George J. Damiris	Director since February 2016. Age 55.

Principal Occupation:	Chief Executive Officer and President of HFC

Business Experience:
Mr. Damiris has served as Chief Executive Officer and President of HFC since January 2016. He previously served as Executive Vice President and Chief Operating Officer of HFC from September 2014 until January 2016 and as Senior Vice President, Supply and Marketing of HFC from January 2008 until September 2014. Mr. Damiris joined HFC in 2007 as Vice President, Corporate Development after an 18-year career with Koch Industries, where he was responsible for managing various refining, chemical, trading, and financial businesses.

Qualifications:
Mr. Damiris has extensive industry experience and significant insight into issues facing the industry. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

Charles M. Darling, IV	Director since July 2004. Age 67.

Principal Occupation:	President of DQ Holdings, L.L.C.

Business Experience:
Mr. Darling has served as President of DQ Holdings, L.L.C., a venture capital investment and consulting firm focused primarily on opportunities in the energy industry and on the development and sale of medical devices and other manufactured products, since August 1998. Mr. Darling was previously the General Manager of Desert Power, LP and of its general partner, Desert Power, LLC, which was an indirect affiliate of DQ Holdings, L.L.C. In late 2006, Desert Power, LLC and Desert Power, LP, along with certain of their subsidiaries, filed for bankruptcy in Nevada. In late 2007, the bankruptcy court approved the plan of reorganization, which became final in accordance with its terms in early 2008. Mr. Darling also previously practiced law at the law firm of Baker Botts, L.L.P. for over 20 years.

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

_____________________________________________________________________________________________

William J. Gray	Director since April 2008. Age 75.

Principal Occupation:	Private Consultant

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

__________________________________________________________________________________________

Jerry W. Pinkerton	Director since July 2004. Age 75.

Principal Occupation:	Retired

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

__________________________________________________________________________________________

P. Dean Ridenour	Director since August 2004. Age 74.

Principal Occupation:	Retired

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

__________________________________________________________________________________________

William P. Stengel     Director since July 2004. Age 67.

Principal Occupation:	Retired

Business Experience:
Mr. Stengel retired from Citigroup/Citibank, N.A. in May 2003. From 1997 to May 2003, Mr. Stengel served as Managing Director and Senior Credit Officer of the global energy and mining group at Citigroup/Citibank, N.A.

Qualifications:
Mr. Stengel’s executive management experience in public companies, banking and financial expertise, and general business and management expertise provides him with significant insight into our operations, management and finance.

____________________________________________________________________________________________

James G. Townsend	Director since January 2012. Age 61.

Principal Occupation:	Member of the New Mexico House of Representatives

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
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2006 to 2016 that is required to be reported in this Annual Report on Form 10-K.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2015, the Board held eleven meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served.

Board Committees

The Board currently has four standing committees:

•	an Audit Committee;

•	a Compensation Committee;

•	a Conflicts Committee; and

•	an Executive Committee.

Other than the Executive Committee, each of these committees operates under a written charter adopted by the Board.

During 2015, the Audit Committee held ten meetings, the Conflicts Committee held nine meetings and the Compensation Committee held four meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Executive Committee	Audit Committee	Compensation Committee	Conflicts Committee
Matthew P. Clifton	*(Chair)
George J. Damiris
Charles M. Darling, IV	*	*	*(1)
William J. Gray			*	*
Michael C. Jennings	*		*(Chair)
Jerry W. Pinkerton	*	*(Chair)		*
P. Dean Ridenour		*
William P. Stengel	*		*	*(Chair)
James G. Townsend			*	*
________________________

(1)	Mr. Darling serves as the chairman of the subcommittee of the Compensation Committee.

Audit Committee

The functions of the Audit Committee include the following:

•	selecting, compensating, retaining and overseeing our independent registered public accounting firm and conducting an annual review of the independence and performance of that firm;

•	reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent registered public accounting firm;

•	reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•	discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•	reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, when required by HEP’s Code of Business Conduct and Ethics;

•	reviewing and discussing HEP’s internal controls over financial reporting with management and the independent registered public accounting firm;

•
establishing procedures for the receipt, retention and treatment of complaints received by HEP regarding accounting, internal accounting controls or accounting matters, potential violations of applicable laws, rules and regulations or of our codes, policies and procedures;

•
reviewing the type and extent of any non-audit work to be performed by the independent registered public accounting firm and its compatibility with their continued objectivity and independence, and to the extent consistent, pre-approving all non-audit services to be performed;

•	reviewing and approving the Audit Committee Report to be included in the Annual Report of Form 10-K; and

•	reviewing the adequacy of the Audit Committee charter on an annual basis.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Messrs. Pinkerton and Ridenour meet the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

Conflicts Committee

The functions of the Conflicts Committee include reviewing specific matters that the Board or the Conflicts Committee believes may involve conflicts of interest with HFC. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to HEP. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the Conflicts Committee reviews the adequacy of the Conflicts Committee charter on an annual basis.

Compensation Committee

The functions of the Compensation Committee include:

•	reviewing and approving the goals and objectives of HLS and HEP relevant to the compensation of the officers of HLS for whom the Compensation Committee determines compensation;

•	determining compensation for the officers of HLS for whom the Compensation Committee determines compensation;

•	reviewing director compensation and making recommendations to the Board regarding the same;

•	overseeing the preparation of the Compensation Discussion and Analysis to be included in the Annual Report and preparing the Compensation Committee Report to be included in the Annual Report;

•	administering and making recommendations to the Board with respect to HEP’s equity plan and HLS’s annual incentive plan; and

•	reviewing the adequacy of the Compensation Committee charter on an annual basis

The Compensation Committee has appointed a subcommittee comprised of Messrs. Darling, Gray, Stengel and Townsend, all of whom are “independent” as defined by the New York Stock Exchange listing standards, for purposes of approving equity awards, including performance goals applicable to such awards, if applicable, and any other matters that are within the responsibilities of the Compensation Committee requiring approval solely by independent members of the Board. During 2015, the subcommittee of the Compensation Committee held two meetings.

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

Report of the Audit Committee for the Year Ended December 31, 2015

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved, the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2015. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2015 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•	discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board;

•
discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young required by applicable requirements of PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm’s independence;

•
discussed with Holly Energy Partners, L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits and met with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of Holly Energy Partners, L.P.’s financial reporting) and

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2015 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Members of the Audit Committee:
Jerry W. Pinkerton, Chairman
Charles M. Darling, IV
P. Dean Ridenour

Director Compensation

The Compensation Committee annually evaluates the compensation program for members of the Board who are not officers or employees of HLS or HFC (“non-employee directors”). In 2014, based on a recommendation from the Compensation Committee, the Board approved changes to the non-employee director compensation program, effective August 1, 2014. The non-employee director compensation program remained unchanged for 2015 and is described below. On October 29, 2015, the Board approved non-employee director compensation for 2016, which is also described below. For 2016, the committee chairman retainer and the annual equity retainer were increased from the 2015 amounts to bring the total available director compensation to the middle range of market practice. Directors who also serve as officers or employees of HLS or HFC do not receive additional compensation for serving on the Board.

	Compensation in 2015	Compensation in 2016
Annual cash retainer (paid quarterly)	$60,000	$60,000
Board meeting or committee meeting attended in person (also paid to non-members of committees who are invited to attend by such committee’s chairman) (1)	$1,500	$1,500
Telephonic special board or committee meeting	$1,000	$1,500
Each attended strategy meeting with HLS management	$1,500	$1,500
Annual equity retainer of restricted units (2)	$75,000	$80,000
Special cash retainer for chairmen of committees and subcommittees (paid quarterly)	$10,000	$15,000
__________________

(1)	Upon submission of appropriate documentation, non-employee directors also are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending Board or committee meetings.
(2)
At its regularly scheduled third quarter meeting in 2014, the Compensation Committee changed the timing of the annual equity award grants for non-employee directors. Specifically, the Compensation Committee determined that (a) annual restricted unit grants will be made in the fourth quarter of the year preceding the year to which the director service relates, and (b) annual restricted unit grants will vest on December 1 of the year following the year in which the grant is made. As a result, the non-employee directors received an annual equity award grant on October 29, 2015 for 2016 services in the form of restricted units having a fair market value of $80,000, which is reported in the Director Compensation Table below for 2015, in accordance with SEC disclosure rules. These restricted units will vest in full on December 1, 2016, subject to continued service on the Board through that date. The annual equity award grant to non-employee directors covering 2015 services was made on August 1, 2014 and was reported in the Director Compensation Table for 2014, in accordance with SEC disclosure rules. The August 1, 2014 grant had a fair market value of $100,000 on the date of grant (instead of the typical $75,000), with the additional $25,000 intended to compensate the non-employee directors for the extended vesting period applicable to that grant beyond the typical one year period.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (“Long-Term Incentive Plan”) in the form of restricted units having a fair market value equal to the annual equity retainer amount approved by the Board, with the number of restricted units rounded up to the nearest whole unit in the case of fractional units. The fair market value of the grant is calculated based on the closing price of our common units on the date of grant. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the restricted units to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

Non-Qualified Deferred Compensation

Non-employee directors are eligible to participate in the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan, which is not tax-qualified under Section 401 of the Internal Revenue Code and allows participants to defer receipt of certain compensation (the “NQDC Plan”). The NQDC Plan allows non-employee directors the ability to defer up to 100% of their cash retainers and meeting fees for a calendar year. Participating directors have full discretion over how their contributions to the NQDC Plan are invested among the investment options. Earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan.

Mr. Pinkerton was the only non-employee director that participated in the NQDC Plan in 2015. During 2015, no above market or preferential earnings were paid to Mr. Pinkerton under the NQDC Plan and, therefore, none of the earnings received by Mr. Pinkerton during 2015 are included in the Director Compensation Table below. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis-Overview of 2015 Executive Compensation Components and Decisions-Retirement and Benefit Plans-Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Effective October 2013, our directors became subject to a new unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least two times the annual equity retainer paid to non-employee directors. For 2015, each non-employee director was required to hold common units equal in value to $200,000 (based on the increased value of the August 2014 grant to compensate for the extended vesting schedule) and, for 2016, each non-employee director is required to hold common units equal in value to $160,000. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

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

As of December 31, 2015, all of our then-current directors were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Members of the Board are subject to the HEP Insider Trading Policy, which, among other things, prohibits such directors from entering into short sales or hedging or pledging our common units and HFC common stock.

Director Compensation Table

The table below sets forth the compensation earned in 2015 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	All Other Compensation	Total
Matthew P. Clifton	$74,000	$80,026	—	$154,026
Charles M. Darling, IV	101,000	80,026	—	181,026
William J. Gray	90,000	80,026	$65,000(3)	235,026
Jerry W. Pinkerton	106,000	80,026		186,026
P. Dean Ridenour	84,000	80,026	—	164,026
William P. Stengel	100,000	80,026	—	180,026
James G. Townsend	90,000	80,026	—	170,026
__________________

(1)
Mr. Jennings is not included in this table because he received no additional compensation for his service on the Board since, during 2015, Mr. Jennings was also an executive officer of HFC and HLS. The compensation paid by HFC to Mr. Jennings in 2015 will be shown in HFC’s 2016 Proxy Statement. A portion of the compensation paid to Mr. Jennings by HFC is allocated to the services he performs for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below. Mr. Damiris is not included in this table because he did not serve on the Board during 2015, and he is an executive officer of HFC.

(2)
Reflects the aggregate grant date fair value of restricted units granted to non-employee directors on October 29, 2015, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2015, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On October 29, 2015, each non-employee director received an award of 2,353 restricted units that vests on December 1, 2016, subject to continued service on the Board. As of December 31, 2015, these are the only restricted units held by our non-employee directors. For additional information regarding the annual restricted unit grants made on October 29, 2015 and certain changes to our annual equity award grant process for non-employee directors, please refer to the “Director Compensation” narrative above.

(3)	Represents fees for consulting services provided by Mr. Gray to HFC during 2015. None of the consulting fees were paid by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2015.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2015 to the extent the Compensation Committee determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. Additionally, we describe our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2015, our “Named Executive Officers” were:

Name	Position with HLS
Michael C. Jennings	Chief Executive Officer and President (1)(2)
Richard L. Voliva III	Vice President and Chief Financial Officer (1)
Douglas S. Aron	Executive Vice President and Former Chief Financial Officer (1)
Mark T. Cunningham	Senior Vice President, Operations
Denise C. McWatters	Senior Vice President, General Counsel and Secretary
Bruce R. Shaw	Former President (1)
___________________

(1)
Effective October 29, 2015, (a) Mr. Jennings was appointed as President of HLS, (b) Mr. Voliva was appointed as Vice President and Chief Financial Officer of HLS, (c) Mr. Aron resigned as Chief Financial Officer of HLS, and (d) Mr. Shaw resigned as President of HLS and ceased to be an executive officer of HLS. Mr. Shaw's separation of employment was effective November 2, 2015.

(2)	Effective February 15, 2016, Mr. Jennings resigned as President of HLS, and Mr. Plake was appointed to that position.

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2015, Messrs. Voliva, Cunningham and Shaw (prior to his separation of employment and resignation as President of HLS) spent all of their professional time managing our business and affairs and did not provide any services to HFC. During 2015, Messrs. Jennings and Aron and Ms. McWatters also served as executive officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs.

Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC ($2.4 million in 2015 and currently $2.5 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and outside legal support for general corporate and tax matters; and office space, furnishings and equipment. None of the services covered by the administrative fee is assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are also executive officers of HFC, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the Named Executive Officers who are not executive officers of HFC, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. With respect to equity compensation paid by us to the Named Executive Officers, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

The Compensation Committee generally makes compensation decisions for the HLS executive officers who are not executive officers of HFC, other than with respect to pension and retirement benefits as described below. For 2015, compensation decisions for Messrs. Cunningham and Shaw were made by the Compensation Committee. Because Mr. Voliva was not an executive officer at the time the Compensation Committee made compensation decisions for 2015, Mr. Voliva’s compensation for 2015 prior to his promotion to executive officer was not reviewed and determined by the Compensation Committee (other than the authorization of a grant of restricted units under the Long-Term Incentive Plan for 2015, which was made prior to his promotion to executive officer). In connection with Mr. Voliva’s promotion, the Compensation Committee approved an increase to Mr. Voliva’s annual base salary for the remainder of 2015.

In 2015, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Messrs. Voliva, Cunningham and Shaw. For the same period, we also reimbursed HLS for 100% of the expenses incurred in providing them with awards under our Long-Term Incentive Plan. All compensation provided to Messrs. Voliva, Cunningham and Shaw for 2015 is discussed and reported, in accordance with SEC rules, in the narratives and tables that follow.

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

Because they are also executive officers of HFC, the compensation for the services performed for us by Messrs. Jennings and Aron and Ms. McWatters is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to Messrs. Jennings and Aron and Ms. McWatters for 2015 is allocated to the services they performed for us during 2015. The allocation was made based on the assumption that each of Messrs. Jennings and Aron and Ms. McWatters spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2015:

Name	Percentage of Time
Michael C. Jennings	16% (1)
Douglas S. Aron	18% (2)
Denise C. McWatters	30%

(1)
Assumes Mr. Jennings spent 15% of his professional time on our business and affairs until his appointment as President of HLS on October 29, 2015 and 20% of his professional time on our business and affairs thereafter.

(2)
Assumes Mr. Aron spent 20% of his professional time on our business and affairs until his resignation from the position of Chief Financial Officer of HLS on October 29, 2015 and 5% of his professional time on our business and affairs thereafter.

As a result, only 16% of the total amount of compensation Mr. Jennings received from HFC for 2015, only 18% of the total amount of compensation Mr. Aron received from HFC for 2015 and only 30% of the total amount of compensation Ms. McWatters received from HFC for 2015 is disclosed in the tables that follow. Because HFC made all decisions regarding the compensation paid to Messrs. Jennings and Aron and Ms. McWatters, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Jennings and Aron and Ms. McWatters in 2015 will be disclosed in HFC’s 2016 Proxy Statement.

The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Messrs. Voliva, Cunningham and Shaw in 2015 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Objectives of Compensation Program

Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance our long-term value for the benefit of our unitholders. Our objective is to be competitive with our industry and encourage high levels of performance from our executives.

In supporting our objectives, the Compensation Committee balances the use of cash and equity compensation in the total direct compensation package provided to our Named Executive Officers who are not executive officers of HFC; however, the Compensation Committee has not adopted any formal policies for allocating their compensation among salary, bonus and long-term equity compensation.

In the fourth quarter of 2014, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Messrs. Cunningham and Shaw with a goal of providing competitive compensation for 2015 to retain them, while at the same time providing them incentives to maximize long-term value for us and our unitholders. After reviewing internal evaluations, input by management, and market data provided by the Compensation Consultant, the Compensation Committee believes that the 2015 compensation paid to Messrs. Cunningham and Shaw (prior to his separation of employment and resignation as President of HLS) reflects an appropriate allocation of compensation between salary, bonus and equity compensation.

Mr. Voliva, who began providing services to us as an HFC employee in April 2014, was not an executive officer of HLS at the time the Compensation Committee made its 2015 compensation decisions for executive officers. As a result, the Compensation Committee did not make any 2015 compensation decisions for Mr. Voliva (other than the authorization of a grant of restricted units under the Long-Term Incentive Plan for 2015) prior to his promotion to executive officer. In connection with his promotion to Vice President and Chief Financial Officer, the Compensation Committee increased Mr. Voliva’s annual base salary for the remainder of 2015, and this Compensation Discussion and Analysis includes a description of only his 2015 compensation that was determined by the Compensation Committee. The compensation received by Mr. Voliva for all 2015 services to us is reflected in the Summary Compensation Table and other executive compensation tables that follow this Compensation Discussion and Analysis, in accordance with SEC rules.

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

The Compensation Committee generally makes compensation decisions for a given fiscal year for the HLS executive officers who are not executive officers of HFC in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting compensation for the Named Executive Officers. The Compensation Committee regularly reviews comparison data provided by the Compensation Consultant with respect to salary, annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviews such data to evaluate whether our compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtains market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2015 compensation included the following publicly traded master limited partnerships, which are representative of the companies with which we compete for executives:

Atlas Pipeline Partners LP (ceased to be publicly traded in the first quarter of 2015)	Genesis Energy LP
Boardwalk Pipeline Partners LP	NuStar Energy LP
Calumet Specialty Products Partners LP	Regency Energy Partners LP
Crestwood Equity Partners LP	Rose Rock Midstream LP
DCP Midstream Partners LP	Summit Midstream Partners LP
Eagle Rock Energy Partners LP	Targa Resources Partners LP
EnLink Midstream Partners LP	USA Compression Partners LP

The peer group used in 2015 was changed from the peer group used in 2014 due to the initial public offerings of more similarly situated publicly traded master limited partnerships and merger and acquisition activity. Specifically, Crosstex Energy LP, PAA Natural Gas Storage LP and PVR Partners LP were removed from the peer group and Boardwalk Pipeline Partners LP, Calumet Specialty Products Partners LP, EnLink Midstream Partners LP, Rose Rock Midstream LP and USA Compression Partners LP were added to the peer group for 2015.

Our objective generally is to position pay at levels approximately in the middle range of market practice, taking into account median levels derived from our peer group analysis. Following advice from the Compensation Consultant, we consider our salary and non-salary compensation components relative to the median compensation levels generally within the peer group rather than to an exact percentile above or below the median. For these purposes, if compensation is generally within plus or minus 20% of the market median, it is considered to be in the middle range of the market.

In 2015, the total direct compensation paid to Messrs. Cunningham and Shaw (prior to his separation of employment and resignation as President of HLS) was generally in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

Role of Named Executive Officers in Determining Executive Compensation

In making executive compensation decisions, the Compensation Committee reviews the total compensation provided to each executive in the prior year, the executive’s overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considers recommendations by the Chief Executive Officer and other factors in determining the appropriate final compensation amounts.

Various members of management facilitate the Compensation Committee’s consideration of compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Compensation Committee with guidance as to how such data impacts performance goals set by the Compensation Committee during the previous year. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself. The Compensation Committee makes the final decision as to the compensation of HLS executive officers who are not executive officers of HFC.

Overview of 2015 Executive Compensation Components and Decisions

In 2015, the Compensation Committee made compensation decisions for Messrs. Cunningham and Shaw. Decisions regarding Mr. Voliva’s 2015 compensation were made by our Chief Executive Officer and President prior to the date Mr. Voliva became an HLS executive officer on October 29, 2015. Effective October 29, 2015, in connection with Mr. Voliva’s promotion, the Compensation Committee approved an increase in Mr. Voliva’s annual base salary for the remainder of 2015. See “Executive Compensation Tables-Summary Compensation Table” for 2015 compensation received by Mr. Voliva. The components of compensation actually received by Messrs. Cunningham and Shaw in 2015 are as follows:

•	base salary;

•	annual incentive cash bonus compensation;

•	long-term equity incentive compensation;

•	severance and change in control benefits;

•	health and retirement benefits; and

•	perquisites.

Each of these components is described in further detail in the narrative that follows.

Base Salary

In the fourth quarter of 2014, the Compensation Committee conducted its annual review of base salaries for Messrs. Cunningham and Shaw and considered each of their respective positions, level of responsibility and performance in 2014. The Compensation Committee also reviewed competitive market data relevant to each individual’s position provided by the Compensation Consultant. Following a review of the various factors listed above, the Compensation Committee determined that an increase in each of Messrs. Cunningham and Shaw’s base salary was warranted for 2015. The following table sets forth the 2015 base salaries for Messrs. Cunningham and Shaw:

Name	2014 Base Salary	2015 Base Salary (1)	Percentage Increase from 2014
Mark T. Cunningham	$278,100	$288,112	3.6%
Bruce R. Shaw	$468,000	$483,444	3.3%
______________________
(1) Represents salaries effective January 1, 2015. Mr. Shaw resigned as President of HLS and ceased to be an executive officer of HLS, effective October 29, 2015, and his separation of employment was effective on November 2, 2015.

In connection with Mr. Voliva’s promotion to executive officer, the Compensation Committee approved an annual base salary of $225,000 for Mr. Voliva, effective October 29, 2015. The Compensation Committee considered the same factors used in determining salary increases for Messrs. Cunningham and Shaw for 2015.

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

In the fourth quarter of 2014, the Compensation Committee approved target awards under the Annual Incentive Plan for 2015 and determined that the applicable performance period for the Annual Incentive Plan awards would be the 12-month period beginning October 1, 2014 and ending September 30, 2015, with determination and payment of the cash bonus amounts occurring in the fourth quarter of 2015.

The 2015 Annual Incentive Plan awards for Messrs. Cunningham and Shaw were subject to achievement of the following metrics:

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

The following table sets forth the target and maximum award opportunities (as a percentage of annual base salary) for Messrs. Shaw and Cunningham for 2015, and the portion of their target award opportunity allocated to each performance metric. The award opportunity amounts and allocations were not changed from 2014.

	Allocation Between Performance Metrics		Award Opportunities
Name	Actual vs. Budgeted DCF	Individual	Target	Maximum
Mark T. Cunningham	20.0%	20.0%	40.0%	80.0%
Bruce R. Shaw	27.5%	27.5%	55.0%	110.0%

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

For the 2015 performance period, the actual distributable cash flow ($184.73 million) exceeded the budgeted distributable cash flow ($179.47 million) by 2.9%. As a result, the payout on this metric was approximately 108.8%. The following table sets forth the actual payouts to Messrs. Cunningham and Shaw for 2015 as a percentage of base salary, including payments made based on actual distributable cash flow versus budget and discretionary bonuses awarded for individual performance.

Name	Actual vs. Budgeted DCF	Individual	Total
Mark T. Cunningham	21.8%	25.0%	46.8%
Bruce R. Shaw (1)	29.9%	27.5%	57.4%

(1) Because he remained employed past September 30, 2015, the last day of the applicable performance period, Mr. Shaw remained eligible to receive payout of his 2015 annual incentive award on November 17, 2015.

In addition, for 2015, we awarded a special one-time discretionary bonus to Mr. Cunningham in the amount of $23,484 for his efforts and contributions to us in 2015.

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

The Compensation Committee typically grants long-term equity incentive awards to the HLS executive officers (other than the HLS executive officers who are also executive officers of HFC) on an annual basis. The Compensation Committee makes annual long-term equity incentive award grants in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. As a result, annual long-term equity incentive awards for the 2015 year were granted in October 2014. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2014 for the 2015 year are disclosed as 2014 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in October 2014 and who were Named Executive Officers for 2014) and are not included in the 2015 Grants of Plan-Based Awards table; however, because these awards relate to the 2015 year, they are described in greater detail below.

In determining the appropriate amount and type of long-term equity incentive awards to be granted to the HLS executive officers each year, the Compensation Committee considers the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and strong performance with variable compensation dependent on that performance. For the 2015 year, the Compensation Committee awarded both restricted units and performance units to Messrs. Cunningham and Shaw.

Prior to his appointment as an executive officer of HLS, Mr. Voliva also received an award of 2,979 restricted units under the Long-Term Incentive Plan for 2015, with the same vesting terms as described below under “-Restricted Unit Awards.” Any equity compensation awards granted by HFC to Messrs. Jennings and Aron and Ms. McWatters for the 2015 year will be disclosed in HFC’s 2016 Proxy Statement.

Restricted Unit Awards

A restricted unit award is an award of common units that are subject to a risk of forfeiture. In October 2014, Messrs. Cunningham and Shaw were the only individuals who were granted restricted units in their capacity as HLS executive officers. The number of restricted units awarded is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of restricted units awarded to each of them in October 2014 for the 2015 year:

Name	Number of Restricted Units
Mark T. Cunningham	6,705
Bruce R. Shaw (1)	9,684
________________

(1)
In connection with Mr. Shaw’s separation of employment, Mr. Shaw vested in 3,228 restricted units granted to him in October 2014 and forfeited the remaining 6,456 restricted units granted to him in October 2014.

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

The restricted units granted in October 2014 vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2017.

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

Performance Unit Awards

A performance unit is a notational phantom unit subject to certain performance conditions that entitles the grantee to receive a common unit upon the vesting of the unit. Performance units are generally settled only upon the attainment of pre-established performance targets, which may include the achievement of specified financial objectives determined by the Compensation Committee. The Compensation Committee also approves the period over which the performance targets must be attained in order for performance units to vest. In October 2014, Messrs. Cunningham and Shaw were the only executive officers who were granted performance units. The performance period for the October 2014 awards began on January 1, 2015 and ends on December 31, 2017. An executive officer generally must remain employed through the end of the performance period in order to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

With respect to the performance unit awards for the 2015 year, Messrs. Cunningham and Shaw were each granted a target number of performance units. The target number is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Messrs. Cunningham and Shaw in October 2014 for the 2015 year:

Name	Target Number of Performance Units
Mark T. Cunningham	2,235
Bruce R. Shaw (1)	9,684
_____________________

(1)	In connection with Mr. Shaw’s separation of employment, Mr. Shaw forfeited the 9,684 performance units granted to him in October 2014.

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in October 2014. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.”

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
Achieved Distributable Cash Flow/Unit
Actual Distributable Cash Flow in 2017 adjusted, on an annualized basis, to the extent such adjustment is not reflected in Actual Distributable Cash Flow in 2017, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2017

Base Distributable Cash Flow/Unit
Distributable Cash Flow for 2014 adjusted, on an annualized basis, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2014

Target Distributable Cash Flow/Unit	Base Distributable Cash Flow/Unit x (100% + WAIA1) x (100% + WAIA2) x (100% + WAIA3)
Incentive Distributable Cash Flow/Unit	Base Distributable Cash Flow/Unit x (100% + (WAIA1 + 4%)) x (100% + (WAIA2 + 4%)) x (100% + (WAIA3 + 4%))
WAIA
The weighted after inflation adjustment for each of years 1, 2 and 3 of the performance period (identified as WAIA1, WAIA2, and WAIA3, respectively) to HEP’s applicable sources of revenue calculated as follows: annual percentage increase of the PPI - Commodities-Finished Goods published by the U.S. Department of Labor, Bureau of Labor Statistics plus 1.5%

For purposes of calculating Target Distributable Cash Flow/Unit and Incentive Distributable Cash Flow/Unit, the WAIA is rounded to the nearest 0.1%

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

Defined Contribution Plan

For 2015, our Named Executive Officers were eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $18,000 for 2015, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,000.

For 2015, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2015, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Messrs. Voliva, Cunningham and Shaw were charged to us in 2015 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2015, our Named Executive Officers were eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including, for 2015, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Messrs. Voliva, Cunningham and Shaw were charged to us in 2015 pursuant to the Omnibus Agreement.

Retirement Pension Plans

HFC traditionally maintained the Holly Retirement Plan, a tax-qualified defined benefit retirement plan (the “Retirement Plan”), and the Holly Retirement Restoration Plan, an unfunded plan that provides additional payments to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations (the “Restoration Plan”). The Retirement Plan was liquidated in June 2013. HFC continues to maintain the Restoration Plan, but all participants in that plan ceased accruing additional benefits as of May 1, 2012.

Messrs. Cunningham and Shaw were the only Named Executive Officers who participated in the Retirement Plan. Mr. Shaw was the only Named Executive Officer who participated in the Restoration Plan. Mr. Shaw’s Restoration Plan benefits were charged to us in 2015 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Messrs. Voliva, Cunningham and Shaw were charged to us in 2015 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. For security reasons as a result of our increased size and value, we agreed to reimburse Mr. Shaw (prior to his separation of employment and resignation as President of HLS) up to $9,500 per year for any out-of-pocket expenses related to security training, consulting or technology. Mr. Shaw did not elect to utilize the security perquisite in 2015. We also provide reserved parking spaces for Messrs. Voliva and Cunningham, and we provided a reserved parking space for Mr. Shaw prior to his separation of employment and resignation as President of HLS.

Change in Control Agreements

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

We entered to a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, with Mr. Cunningham, effective as of February 14, 2011, and with Mr. Shaw, effective as of January 1, 2013, in each case, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Shaw terminated upon his separation of employment. The material terms and the quantification of the potential amounts payable under the Change in Control Agreements in effect with Messrs. Voliva and Cunningham are described below in the section titled “Potential Payments upon Termination or Change in Control.” We bear all costs and expenses associated with these agreements.

HFC has entered into Change in Control Agreements with Messrs. Jennings and Aron and Ms. McWatters, which were in effect during 2015 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements will be described in HFC’s 2016 Proxy Statement.
Resignation of Mr. Shaw

Effective as of October 29, 2015, Mr. Shaw resigned as President of HLS and from all director and officer positions with HLS and its affiliates and subsidiaries, and his separation of employment was effective on November 2, 2015. In connection with Mr. Shaw’s resignation, Mr. Shaw entered into a Separation Agreement and Release of Claims with HLS and HFC, whereby Mr. Shaw agreed to release HLS, HFC and their parents, subsidiaries and affiliates from all claims and, in turn, received the following:

•	a lump sum cash payment of $574,124; and

•
accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)).

The terms of the Separation Agreement also require Mr. Shaw to keep certain information obtained during his employment confidential and prevent him from soliciting employees of HLS, HFC and their parents, subsidiaries and affiliates for a period of 24 months following his separation of employment. Mr. Shaw was also eligible to receive payments under the 401(k) Plan, the NQDC Plan, and the Restoration Plan, to the extent provided pursuant to the terms of those plans in connection with his separation of employment.

In addition, HFC entered into a consulting agreement with Mr. Shaw, pursuant to which Mr. Shaw provides consulting services to HFC and its affiliates, including us, following his separation of employment. Under the terms of the consulting agreement, Mr. Shaw receives $100,000 per year for 20 hours of service per month, and an additional $500 per hour for any additional hours of service in a month. All payments under the consulting agreement to Mr. Shaw are made by HFC. The initial term of the consulting agreement is one year, commencing December 8, 2015, continuable on a month-to-month basis thereafter and terminable by either party at any time upon notice to the other party.

Unit Ownership and Retention Policy for Executives

The Board, the Compensation Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. In October 2013, the Compensation Committee recommended, and the Board approved, a new unit ownership and retention policy for HLS executive officers who are not also executive officers of HFC, which increased the retention requirements for Mr. Shaw and subjected Mr. Cunningham to unit retention requirements. Mr. Voliva became subject to the unit retention policy upon his appointment as Vice President and Chief Financial Officer of HLS. The unit retention requirements for Messrs. Voliva and Cunningham, and for Mr. Shaw prior to his separation of employment and resignation as President of HLS, are as follows:

Executive Officer	Value of Units
Richard L. Voliva III	1x Base Salary
Mark T. Cunningham	1x Base Salary
Bruce R. Shaw	2x Base Salary

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

As of December 31, 2015, Mr. Cunningham and Mr. Voliva were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Our Named Executive Officers are subject to the HEP Insider Trading Policy, which, among other things, prohibits such individuals from entering into short sales or hedging or pledging our common units and HFC common stock.

Tax and Accounting Implications

We account for equity compensation expenses under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Because we are a partnership, Section 162(m) of the Code generally does not apply to compensation paid to our Named Executive Officers for services provided to us. Accordingly, the Compensation Committee does not consider its impact in determining compensation levels. The Compensation Committee has taken into account the tax implications to us in its decision to grant long-term equity incentive compensation awards in the form of restricted units and performance units as opposed to options or unit appreciation rights.

Recoupment of Compensation

To date, the Board has not adopted a formal clawback policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, equity awards granted to Named Executive Officers are subject to the terms of the Long-Term Incentive Plan, which states that such awards may be canceled, repurchased and/or recouped to the extent required by applicable law or any clawback policy that we adopt. In addition, the award agreements for our 2016 long-term incentive compensation awards (granted in October 2015) state that the award and amounts paid or realized with respect to the award may be subject to reduction, cancellation, forfeiture or recoupment to the extent required by applicable law or any clawback policy that we adopt. The Compensation Committee is reviewing the SEC’s proposed rules on incentive compensation clawbacks pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and evaluating the practical, administrative and other implications of adopting, implementing and enforcing a clawback policy, and intends to implement a more specific clawback policy once the SEC’s rules are finalized.

2016 Compensation Decisions

Long-Term Equity Incentive Compensation

In October 2015, the Compensation Committee approved annual grants of restricted units and performance units to our Named Executive Officers who are not also executive officers of HFC for the 2016 year. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2015 for the 2016 year are disclosed as 2015 compensation in the Summary Compensation Table and are reported in the 2015 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Restricted Unit Awards

In October 2015, Messrs. Voliva and Cunningham were the only Named Executive Officers who were granted restricted units. The number of restricted units granted to each of them was determined in the same manner as the October 2014 restricted unit awards described above. The following table sets forth the number of restricted units awarded to each of them in October 2015 for the 2016 year:

Name	Number of Restricted Units
Richard L. Voliva III	4,020
Mark T. Cunningham	4,752

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

The restricted units granted in October 2015 to Messrs. Voliva and Cunningham vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2018.

Restricted Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Restricted Units Vested
Immediately following December 15, 2016	1/3
Immediately following December 15, 2017	2/3
Immediately following December 15, 2018	All

(1) Vesting will occur on the first business day following December 15 if December 15 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In October 2015, Messrs. Voliva and Cunningham were the only Named Executive Officers who were granted performance units. The performance period for the October 2015 awards began on January 1, 2016 and ends on December 31, 2018. The target number of performance units granted to each of them was determined in the same manner as the October 2014 performance unit awards described above. The following table sets forth the target number of performance units granted to Messrs. Voliva and Cunningham in October 2015 for the 2016 year:

Name	Target Number of Performance Units
Richard L. Voliva III	4,020
Mark T. Cunningham	4,752

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in October 2015, which is the same performance objective utilized for the October 2014 awards. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” The actual number of units earned at the end of the performance period will be calculated in the same manner as the performance unit awards granted in October 2014, as adjusted to reflect the applicable performance period for the 2016 awards.

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

Name and Principal Position (1)(2)	Year	Salary	Bonus (3)	Unit Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Michael C. Jennings Chief Executive Officer and President (8)	2015	$1,060,000	—	—	$518,002	—	—	$1,578,002
	2014	1,060,000	—	—	262,411	—	—	1,322,411
Richard L. Voliva III Vice President and Chief Financial Officer (9)	2015	$199,338	$90,000	$275,048	—	—	$25,838	$590,224
Douglas S. Aron Executive Vice President and Former Chief Financial Officer (8)	2015	$580,000	—	—	$3,842	—	—	$583,842
	2014	560,000	—	—	11,967	—	—	571,967
	2013	530,000	—	—	124,850	—	—	654,850
Mark T. Cunningham Senior Vice President, Operations	2015	$288,112	$95,512	$325,132	$62,808	—	$50,189	$821,753
	2014	278,100	74,041	300,116	60,960	—	100,870	814,086
	2013	270,000	67,588	550,129	66,312	—	97,900	1,051,929
Denise C. McWatters Senior Vice President, General Counsel and Secretary (8)	2015	$430,000	—	—	$70,450	—	—	$500,450
	2014	400,000	—	—	45,057	—	—	445,057
Bruce R. Shaw Former President	2015	$405,349 (10)	$132,947	$614,626	$144,647	—	$634,926	$1,932,495
	2014	468,000	132,945	650,184	141,055	$2,200	92,690	1,487,074
	2013	450,000	156,335	1,200,172	151,965	—	96,069	2,054,541

(1)
As a result of changes to our grant timing practices adopted by the Compensation Committee during the fourth quarter of 2013, Messrs. Shaw and Cunningham received two grants of long-term equity incentive awards during 2013-(a) one for the

2013 year, granted in March 2013, and (b) one for the 2014 year, granted in November 2013. Because the awards for the 2014 year were granted during 2013, they are reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, in accordance with SEC rules. As a result of this reporting requirement, the amount of compensation awarded to Messrs. Shaw and Cunningham for 2013 is overstated. Long-term equity incentive awards granted in October 2014 for the 2015 year are reported in the “Unit Awards” column of the Summary Compensation Table for 2014 and long-term equity incentive awards granted in October 2015 for the 2016 year are reported in the “Unit Awards” column of the Summary Compensation Table for 2015, in each case, in accordance with SEC rules. The awards for the 2016 year are described above in the section titled “Compensation Discussion and Analysis-2016 Compensation Decisions-Long-Term Equity Incentive Compensation.”

(2)
Effective October 29, 2015, (a) Mr. Jennings was appointed as President of HLS, (b) Mr. Voliva was appointed as Vice President and Chief Financial Officer of HLS, (c) Mr. Aron resigned as Chief Financial Officer of HLS, and (d) Mr. Shaw resigned as President of HLS and ceased to be an executive officer of HLS. Mr. Shaw's separation of employment was effective on November 2, 2015.

(3)
Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.

For 2015, includes a special one-time discretionary bonus paid to Mr. Cunningham ($23,484) for his efforts and contributions to us in 2015.

(4)
Represents the aggregate grant date fair value of awards of restricted units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2015 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

Awards for the 2014 year granted in November 2013 are reported in the “Unit Awards” column of the Summary Compensation Table for 2013 rather than 2014, awards for the 2015 year granted in October 2014 are reported in the “Unit Awards” column of the Summary Compensation Table for 2014 rather than 2015, and awards for the 2016 year granted in October 2015 are reported in the “Unit Awards” column of the Summary Compensation Table for 2015 rather than 2016, in each case, in accordance with SEC rules.

Due to his separation from employment, Mr. Shaw did not receive any awards for the 2016 year as part of the October 2015 grants and did not receive any other equity award grants from us in 2015; however, pursuant to the terms of his Separation Agreement, Mr. Shaw received accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)). The accelerated vesting resulted in a modification charge with respect to those awards under FASB ASC Topic 718 and the amount reported in the “Unit Awards” column for Mr. Shaw for 2015 reflects the associated incremental fair value of the accelerated awards, computed as of the November 9, 2015 modification date in accordance with FASB ASC Topic 718. This same amount is also reported in the “Grants of Plan Based Awards” table and the “Options Exercised and Units Vested” table.

With respect to performance units awarded in October 2015, the amounts in the Summary Compensation Table are based on a probable payout percentage of 100%. If the performance units granted in October 2015 are paid out at the maximum payout level of 150% for Messrs. Voliva and Cunningham, the grant date fair value of their 2016 award of performance units would be as follows: Mr. Voliva, $206,286 and Mr. Cunningham, $243,849.

The terms of the restricted unit and performance unit awards granted in October 2015 for the 2016 year are described under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation.” For additional information on outstanding restricted unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.” No forfeitures of HEP equity awards held by the Named Executive Officers occurred in 2015, except that Mr. Shaw forfeited 10,020 restricted units and 20,376 performance units (at target level) in connection with his separation of employment in November 2015, including 6,456 restricted units and all 9,684 performance units (at target level) granted to him in October 2014 for the 2015 year.

(5) Represents the bonus amount, if any, paid under our Annual Incentive Plan, other than with respect to the individual performance metric (which amounts are reported in the “Bonus” column). The 2015 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis-Overview of 2015 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” See note 8 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Jennings and Aron and Ms. McWatters, respectively. Mr. Voliva did not receive any non-equity incentive plan compensation for 2015 under the Annual Incentive Plan or otherwise.

(6) No amount is reported with respect to the Restoration Plan for Mr. Shaw since Mr. Shaw’s accumulated benefits under the Restoration Plan for 2015 were negative. Specifically, the change in the actuarial present value of Mr. Shaw’s accumulated benefit in the Restoration Plan was $(4,158).

(7)	For 2015, includes the compensation as described under “All Other Compensation” below.

(8) During 2015, each of these officers split his or her professional time between HFC and us, and all compensation paid to him or her for 2015 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2015 is allocated to the services he or she performed for us during 2015. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his or her professional time in 2015 on our business and affairs:

Name	Percentage of Time
Michael C. Jennings	16%
Douglas S. Aron	18%
Denise C. McWatters	30%

As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2015 has been reported in this table, and the allocated amount has been solely attributed in the table above to his or her base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to her or her name above. The total compensation paid by HFC to each officer in 2015 (including the portion of his or her salary and non-equity incentive plan compensation reported in this table), including a discussion of how the total amount of his or her non-equity incentive plan compensation for 2015 was determined, will be disclosed in HFC’s 2016 Proxy Statement.

(9)
Reflects the total amount of compensation received by Mr. Voliva during 2015, both prior to and following October 29, 2015, the date he was promoted to Vice President and Chief Financial Officer and became an executive officer of HLS, including grants of long-term equity incentive awards for 2016 made in October 2015. Prior to his promotion, the Compensation Committee did not make any 2015 compensation decisions for Mr. Voliva (other than the authorization of a grant of restricted units under the Long-Term Incentive Plan for 2015, which was made in 2014 prior to his promotion to executive officer). In connection with his promotion to executive officer, the Compensation Committee approved an increase in Mr. Voliva’s annual base salary rate to $255,000, effective October 29, 2015.

(10)	Represents the salary paid to Mr. Shaw for his services prior to his separation of employment on November 2, 2015.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2015 in the Summary Compensation Table above.

Name	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Other	Total
Michael C. Jennings	—	—	—	—	—	—
Richard L. Voliva III	$15,900	$7,950	$1,325	$663	—	$25,838
Douglas S. Aron	—	—	—	—	—	—
Mark T. Cunningham	$15,900	$13,913	$10,867	$9,509	—	$50,189
Denise C. McWatters	—	—	—	—	—	—
Bruce R. Shaw	$15,900	$17,225	$9,285	$10,059	$582,457 (1)	$634,926
___________________

(1)
Reflects (a) the $574,124 lump sum cash payment paid to him in connection with his separation of employment pursuant to the Separation Agreement and Release of Claims, and (b) $8,333 in consulting fees paid to him by HFC pursuant to his consulting agreement (none of the consulting fees were paid by us). Mr. Shaw also received accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)) in connection with his separation. See “Compensation Discussion and Analysis-Overview of 2015 Executive Compensation Components and Decisions-Resignation of Mr. Shaw” and “Executive Compensation Tables-Option Exercises and Units Vested” for additional information.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2015. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan (other than with respect to the discretionary individual performance portion of the awards), as “RUA” for restricted unit awards, and as “PUA” for performance unit awards. In 2015, awards of performance units and restricted units were issued under our Long-Term Incentive Plan. Messrs. Jennings and Aron and Ms. McWatters did not receive any plan-based awards from us during 2015. Mr. Voliva did not receive any non-equity incentive plan compensation for 2015 under the Annual Incentive Plan or otherwise. In addition, due to his separation from employment, Mr. Shaw did not receive any restricted unit awards or any performance unit awards from us for the 2016 year as part of the October 2015 grants and did not receive any other equity award grants from us in 2015; however, pursuant to the terms of his Separation Agreement, Mr. Shaw received accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)). The accelerated vesting resulted in a modification charge with respect to those awards under FASB ASC Topic 718, and the “Grant Date Fair Value” column in the following table for Mr. Shaw reflects the associated incremental fair value of the awards, computed as of the November 9, 2015 modification date in accordance with FASB ASC Topic 718. This same amount is also reported in the “Unit Awards” column of the “Summary Compensation Table” and in the “Options Exercised and Units Vested” table.

The restricted unit and performance unit grants reported below for Messrs. Voliva and Cunningham were granted in October 2015 for the 2016 year and are reported in this table as 2015 compensation in accordance with SEC rules. These awards are described in greater detail above under “Compensation Discussion and Analysis-2016 Compensation Decisions-Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in October 2014 for the 2015 year were previously reported as 2014 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum	All other Equity Awards (3)	Grant Date Fair Value (4)
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva	AICP		—	—	—
	PUA	10/28/2015				2,010	4,020	6,030		$137,524
	RUA	10/28/2015							4,020	$137,524
Douglas S. Aron	—	—	—	—	—	—	—	—	—	—
Mark T. Cunningham	AICP		—	$57,622	$115,245
	PUA	10/28/2015				2,376	4,752	7,128		$162,566
	RUA	10/28/2015							4,752	$162,566
Denise C. McWatters	—	—	—	—	—	—	—	—	—	—
Bruce R. Shaw	AICP		—	$132,947	$265,894	—	—	—	—	$614,626

(1)
Represents the potential payouts for the awards under our Annual Incentive Plan, which were subject to the achievement of certain performance metrics. The performance metrics and awards are described under “Compensation Discussion and Analysis - Overview of 2015 Executive Compensation Components and Decisions - Annual Incentive Cash Bonus Compensation.” Amounts reported do not include amounts potentially payable pursuant to the discretionary individual performance portion of the award. The amount actually paid with respect to the individual performance portion of the award is reported in the “Bonus” column of the Summary Compensation Table for 2015, and the amount actually paid with respect to the portion of the award reported in this table is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2015. Mr. Voliva did not receive any non-equity incentive plan compensation for 2015 under the Annual Incentive Plan or otherwise.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in October 2015 for the 2016 year are described above under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

(3)
Represents awards of restricted units. The terms of the restricted unit awards granted in October 2015 for the 2016 year are described above under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation - Restricted Unit Awards.”

(4)
Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $34.21 on October 28, 2015. The value of performance units granted on October 28, 2015 reflects a probable payout percentage of 100%.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding restricted units and performance units held by each Named Executive Officer as of December 31, 2015, including awards that were granted prior to 2015. The value of these awards was calculated based on a price of $31.14 per unit, the closing price of our common units on December 31, 2015. Messrs. Jennings and Aron and Ms. McWatters do not hold any outstanding equity awards under our Long-Term Incentive Plan. Mr. Shaw vested in a portion of his outstanding restricted units and performance units held at the time of his separation of employment and forfeited the remainder of his outstanding restricted units and performance units at the time of his separation of employment. As a result, Mr. Shaw did not hold any outstanding equity awards under our Long-Term Incentive Plan at December 31, 2015.

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

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Michael C. Jennings	—	—	—	—	—
Richard L. Voliva III	RUA	7,033	$219,008
	PUA			6,030	$187,774
Douglas S. Aron	—	—	—	—	—
Mark T. Cunningham	RUA	11,484	$357,612
	PUA			13,874	$432,036
Denise C. McWatters	—	—	—	—	—
Bruce R. Shaw (3)	—	—	—	—	—

(1)	Includes the following restricted unit awards granted by us:

•	in November 2013 to Mr. Cunningham (6,786), of which one third vested on December 15, 2014, one third vested on December 15, 2015 and the remaining one third vests on December 15, 2016;

•	in April 2014 to Mr. Voliva (3,081), of which one third vested on December 15, 2014, one third vested on December 15, 2015 and the remaining one third vests on December 15, 2016;

•
in October 2014 to Mr. Voliva (2,979) and Mr. Cunningham (6,705), of which one third vested on December 15, 2015, one third vests on December 15, 2016 and the remaining one third vests on December 15, 2017; and

•
in October 2015 to Mr. Voliva (4,020) and Mr. Cunningham (4,752), of which one third vests on December 15, 2016, one third vests on December 15, 2017 and the remaining one third vests on December 15, 2018.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):

•	in November 2013 to Mr. Cunningham (2,262), with a performance period that ends on December 31, 2016;

•	in October 2014 to Mr. Cunningham (2,235), with a performance period that ends on December 31, 2017; and

•	in October 2015 to Mr. Voliva (4,020) and Mr. Cunningham (4,752), in each case, with a performance period that ends on December 31, 2018.
For the performance units, the actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” Under the terms of the grants, each of Messrs. Voliva and Cunningham may earn from 50% to 150% of the target number of performance units granted to him.

(3)
In connection with Mr. Shaw’s resignation, Mr. Shaw entered into a Separation Agreement with HLS and HFC, whereby Mr. Shaw agreed to release HLS, HFC and their parents, subsidiaries and affiliates from all claims and, in turn, received, among other things, accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)). Mr. Shaw forfeited all other restricted units and performance units he held at the time of his separation of employment on November 2, 2015. As a result, Mr. Shaw did not hold any restricted units or performance units as of December 31, 2015.

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2015 of restricted unit and performance unit awards held by the Named Executive Officers. Messrs. Jennings and Aron and Ms. McWatters do not currently hold any equity awards under our Long-Term Incentive Plan and did not have any equity awards under our Long-Term Incentive Plan that vested during 2015. To date, we have not granted any unit options.

The value realized from the vesting of restricted unit awards is generally equal to the closing price of our common units on the vesting date (or, if the vesting date is not a trading day, on the trading day immediately following the vesting date, unless provided otherwise by the applicable award agreement) multiplied by the number of units acquired on vesting. The value is calculated before payment of any applicable withholding or other income taxes.

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael C. Jennings	—	—
Richard L. Voliva III	2,020	$60,236
Douglas S. Aron	—	—
Mark T. Cunningham	8,654 (1)	$250,195
Denise C. McWatters	—	—
Bruce R. Shaw	18,056 (2)	$614,626

(1)
Includes 2,474 units that became payable to Mr. Cunningham on February 3, 2016 upon the determination by the subcommittee of the Compensation Committee that the performance percentage applicable to the target number of 1,683 performance units granted to Mr. Cunningham in March 2013 with a performance period that ended on December 31, 2015 was 147%, which performance units are treated, in accordance with SEC rules, as vesting during 2015. The value realized with respect to such award is calculated based on the closing price of our common units on the date of payment.

(2)	Pursuant to the terms of Mr. Shaw’s Separation Agreement and Release of Claims, includes the vesting of the following restricted units held by Mr. Shaw:

Grant Date	Restricted Units that Vest
March 2013	2,244 units
November 2013	3,564 units
October 2014	3,228 units
In addition, this includes 9,020 units that became payable to Mr. Shaw pursuant to the terms of his Separation Agreement and Release of Claims, which provided for the vesting of the target number of 6,731 performance units granted to Mr. Shaw in March 2013 using a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units).
The value realized with respect to such awards is calculated based on the closing price of our common units on November 9, 2015, which was the vesting and payment date and the date the Separation Agreement and Release of Claims became irrevocable. This same amount is also reported in the “Unit Awards” column of the “Summary Compensation Table”

and in the “Grants of Plan Based Awards” table since the accelerated vesting resulted in a modification charge with respect to these awards under FASB ASC Topic 718.
Pension Benefits Table
As discussed in greater detail above under “Compensation Discussion and Analysis-Overview of 2015 Executive Compensation Components and Decisions-Retirement and Other Benefits-Retirement Pension Plans,” HFC previously maintained the Retirement Plan, a tax-qualified defined benefit retirement plan, that was liquidated in 2013. Messrs. Shaw and Cunningham were the only Named Executive Officers who were participants in the Retirement Plan. As part of the liquidation of the Retirement Plan, the retirement benefits owed to Messrs. Shaw and Cunningham were distributed in a lump sum, and neither Mr. Shaw nor Mr. Cunningham is owed any additional benefits under the Retirement Plan.

HFC continues to maintain the Restoration Plan, which is an unfunded non-qualified plan that provides supplemental retirement benefits to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations. As of May 1, 2012, all participants in the Restoration Plan ceased accruing additional benefits. Mr. Shaw is the only Named Executive Officer who has accumulated benefits under the Restoration Plan.

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

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael C. Jennings	—	—	—	—
Richard L. Voliva III	—	—	—	—
Douglas S. Aron	—	—	—	—
Mark T. Cunningham	—	—	—	—
Denise C. McWatters	—	—	—	—
Bruce R. Shaw	Restoration Plan	8.25	$6,798 (1)	—
_________________

(1)	Mr. Shaw’s separation of employment was effective on November 2, 2015. He is expected to receive his accumulated benefit as a lump sum payment in May 2016.

The actuarial present value of the accumulated benefits under the Restoration Plan reflected in the above chart was determined using the same assumptions as used for financial reporting purposes (which are discussed further in Note 16 to HFC’s consolidated financial statements for the fiscal year ended December 31, 2015), except the payment date was assumed to be age 62 rather than age 65. The earliest age at which a benefit can be paid with no benefit reduction under the Restoration Plan is age 62. In addition, the material assumptions used for these calculations include the following:

Discount Rate	Lump Sum Interest Rate using a look back period of two months and a stability period of one year. Interest rates shown are the rates for November 2015:

	Segment 1 Years 0-5	Segment 2 Years 5-20	Segment 3 Years 20+
Current Rates	1.76%	4.15%	5.13%

Mortality Table	2016 Unisex Mortality Table

Nonqualified Deferred Compensation

In 2015, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan functions as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2015, the annual deferral contribution limit under the 401(k) Plan was $18,000, and the annual compensation limit was $265,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Once eligible employees reach the Internal Revenue Code limits on contributions under the 401(k) Plan, contributions automatically begin being contributed to the NQDC Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation, and certain other items. Eligible participants are required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2015, the catch-up contribution limit was $6,000. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2015, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan, except that the tax-qualified 401(k) Plan offers the Morley Principal Stable Value Z Fund and the NQDC Plan instead offers the Principal Money Market Fund. Earnings for 2015 with respect to NQDC Plan amounts invested in the Principal Money Market Fund did not exceed 120% of the applicable long-term federal rate (2.60%) and, as a result, no above market or preferential earnings were paid under the NQDC Plan for 2015. The following table lists the investment options for the NQDC Plan in 2015 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	-7.93%
American Century Mid-Cap Value Instl Fund	-1.36%
Buffalo Small Cap Fund	-4.46%
Columbia Acorn International Z Fund	-1.33%
Fidelity Contrafund	6.49%
Fidelity Low-Priced Stock Fund	-0.56%
Harbor Capital Appreciation Inst Fund	10.99%
LargeCap S&P 500 Index Inst Fund	1.22%
MidCap S&P 400 Index Inst Fund	-2.37%
Oppenheimer Developing Markets Institutional Fund	-13.67%
Oppenheimer International Growth Institutional Fund	3.63%
PIMCO Total Return Instl Fund	0.73%
Principal Money Market Inst Fund	—
SmallCap S&P 600 Index Inst Fund	-2.22%
T. Rowe Price Retirement Balanced Fund	-0.74%
T. Rowe Price Retirement 2005 Fund	-0.75%
T. Rowe Price Retirement 2010 Fund	-0.76%
T. Rowe Price Retirement 2015 Fund	-0.58%
T. Rowe Price Retirement 2020 Fund	-0.31%
T. Rowe Price Retirement 2025 Fund	-0.17%
T. Rowe Price Retirement 2030 Fund	-0.02%
T. Rowe Price Retirement 2035 Fund	0.13%
T. Rowe Price Retirement 2040 Fund	0.17%
T. Rowe Price Retirement 2045 Fund	0.17%
T. Rowe Price Retirement 2050 Fund	0.19%
T. Rowe Price Retirement 2055 Fund	0.18%
T. Rowe Price Retirement 2060 Fund	0.24%
Vanguard Equity-Income Adm. Fund	0.86%
Vanguard Total Bond Market Index Admiral Fund	0.40%
Vanguard Total International Stock Index Admiral Fund	-4.26%
Victory Munder Mid-Cap Core Growth R6 Fund	-4.20%

Benefits under the NQDC Plan may be distributed upon the earliest to occur of a separation from service (subject to a six month payment delay for certain specified employees under Section 409A of the Internal Revenue Code), the participant’s death, a change in control or a specified date selected by the participant in accordance with the terms of the NQDC Plan. Benefits are distributed from the NQDC Plan in the form of a lump sum payment or, in certain circumstances if elected by the participant, in the form of annual installments for up to a five year period. In connection with Mr. Shaw’s separation of employment, he is expected to receive a lump sum payment of his accumulated benefits in the NQDC Plan in May 2016.

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Messrs. Voliva, Cunningham and Shaw were charged to us in 2015 pursuant to the Omnibus Agreement. The following table provides information regarding contributions to, and the year-end balance of, the NQDC Plan accounts for the Named Executive Officers (other than Messrs. Jennings and Aron and Ms. McWatters) in 2015. Even though Messrs. Jennings and Aron and Ms. McWatters are also participants in the NQDC Plan, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits are paid for by HFC. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Jennings and Aron and Ms. McWatters, will be provided in HFC’s 2016 Proxy Statement.

Name	Executive Contributions (1)	Company Contributions (2)	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015 (3)
Michael C. Jennings	—	—	—	—	—
Richard L. Voliva III	$10,709	$1,988	$(4)	—	$12,693
Douglas S. Aron	—	—	—	—	—
Mark T. Cunningham	$71,225	$20,376	$(536)	—	$467,502
Denise C. McWatters	—	—	—	—	—
Bruce R. Shaw	$7,185	$19,344	$(1)	—	$ 368,681 (4)
_______________

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2015.

(2)	These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2015.

(3)
The aggregate balance for each Named Executive Officer reflects the cumulative value, as of December 31, 2015, of the employee and employer-provided contributions to the NQDC Plan for the Named Executive Officer’s account, and any earnings on these amounts, since the Named Executive Officer began participating in the NQDC Plan in 2012. We previously reported executive and company contributions for Messrs. Cunningham and Shaw in the Summary Compensation Table in the following aggregate amounts: (a) Mr. Shaw - $90,762 (for 2013) and $87,181 (for 2014), and (b) Mr. Cunningham -$113,145 (for 2013) and $118,881 (for 2014).

(4)	Mr. Shaw’s separation of employment was effective on November 2, 2015. He is expected to receive his accumulated benefit as a lump sum payment in May 2016.

Potential Payments upon Termination or Change in Control

We have Change in Control Agreements with certain of the Named Executive Officers and maintain the Long-Term Incentive Plan, each of which provide for severance compensation and/or accelerated vesting of equity compensation in the event of a termination of employment following a change in control or under other specified circumstances. In addition, during 2015 we entered into a Separation Agreement and Release of Claims with Mr. Shaw in connection with his separation of employment and resignation as President of HLS. These arrangements are summarized below.

Change in Control Agreements

During 2015, Messrs. Voliva, Cunningham and Shaw (until his separation of employment and resignation as President of HLS) were each party to a Change in Control Agreement with us, in accordance with our Change in Control Policy. We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, with Mr. Cunningham, effective as of February 14, 2011, and with Mr. Shaw, effective as of January 1, 2013. We bear all costs and expenses associated with these agreements. The Change in Control Agreement with Mr. Shaw terminated upon his separation of employment in November 2015.

HFC has Change in Control Agreements with each of Messrs. Jennings and Aron and Ms. McWatters, which were in effect during 2015. Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreements with Messrs. Jennings and Aron and Ms. McWatters will be disclosed in HFC’s 2016 Proxy Statement.

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

•
a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of the date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier is 1.0 for Messrs. Voliva and Cunningham.

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

•
Performance Units: The executive will remain eligible to vest with respect to a pro rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. The Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period (provided that executives will earn and receive payment with respect to no less than 50% of the performance units awarded). The foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Separation or for “Cause.”

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

Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2015. For these purposes, our common unit price was assumed to be $31.14, which was the closing price per unit on December 31, 2015.
In reviewing the table, please note the following:

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2015 year was taken prior to December 31, 2015. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts accrued in 2015 for the 2016 year.

•
For amounts payable to the Named Executive Officers with respect to performance units upon a termination due to death, disability, retirement, or other separation (other than a voluntary separation, a for “Cause” separation or a Special Involuntary Termination), we assumed the performance units would be settled at the maximum level based on performance through December 31, 2015. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets. Due to the change in vesting dates of outstanding restricted unit awards to December 15 of a given year, no amounts are reported for accelerated vesting of restricted unit awards upon termination due to death, disability or retirement because units attributable to fiscal year 2015 vested on December 15, 2015.

•
The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by 12 months for Mr. Cunningham. Mr. Voliva did not participate in our medical and dental programs during 2015, so no amounts are reported for him in the “Value of Welfare Benefits” column.

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control, and (c) the presumption required under applicable regulations that the equity awards granted in 2015 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
Michael C. Jennings	—	—	—	—
Richard L. Voliva III
Termination in connection with or following a Change in Control	$275,000	—	$406,782	$681,782
Termination due to Death, Disability, Retirement or without Cause	—	—	$62,591	$62,591
Douglas S. Aron	—	—	—	—
Mark T. Cunningham
Termination in connection with or following a Change in Control	$451,813	$16,014	$789,648	$1,257,475
Termination due to Death, Disability, Retirement or without Cause	—	—	$179,242	$179,242
Denise C. McWatters	—	—	—	—
Bruce R. Shaw (1)	—	—	—	—
_________________

(1)	No amounts are reported for Mr. Shaw since his separation of employment and resignation as President of HLS occurred prior to December 31, 2015.

Resignation of Mr. Shaw

Effective as of October 29, 2015, Mr. Shaw resigned as President of HLS and all director and officer positions with HLS and its affiliates and subsidiaries, and his separation of employment was effective on November 2, 2015. In connection with Mr. Shaw’s resignation, Mr. Shaw entered into a Separation Agreement and Release of Claims with HLS and HFC, whereby Mr. Shaw agreed to release HLS, HFC and their parents, subsidiaries and affiliates from all claims and, in turn, received the following:

•	a lump sum cash payment of $574,124; and

•
accelerated vesting of 9,036 restricted units and 9,020 performance units (which is the target number of performance units awarded multiplied by a performance percentage of 134% (the then-current probable payout percentage for the March 2013 performance units)). The aggregate value realized on vesting of these awards is $614,626, which is calculated based on the closing price of our common units on November 9, 2015 (the date the Separation Agreement and Release of Claims became irrevocable), which was $34.04 per unit.

The terms of the Separation Agreement also require Mr. Shaw to keep certain information obtained during his employment confidential and prevent him from soliciting employees of HLS, HFC and their parents, subsidiaries and affiliates for a period of 24 months following his separation of employment. Mr. Shaw was also eligible to receive payments under the 401(k) Plan, the NQDC Plan and the Restoration Plan, to the extent provided pursuant to the terms of those plans in connection with his separation of employment.

HFC also entered into a consulting agreement with Mr. Shaw, pursuant to which Mr. Shaw provides consulting services to HFC and its affiliates, including us, following his separation of employment. Under the terms of the consulting agreement, Mr. Shaw receives $100,000 per year for 20 hours of service per month, and an additional $500 per hour for any additional hours of service in a month. All payments under the consulting agreement to Mr. Shaw are made by HFC. The initial term of the consulting agreement is one year, commencing December 8, 2015, continuable on a month-to-month basis thereafter and terminable by either party at any time upon notice to the other party.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 15, 2016 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each Named Executive Officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 58,657,048 common units outstanding as of February 15, 2016. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation (1)	22,380,030	39.39%
Oppenheimer Funds, Inc. (2)	6,659,581	11.35%
Energy Income Partners, LLC (3)	4,369,601	7.45%
Matthew P. Clifton (4)(5)	301,079	*
P. Dean Ridenour (4)	68,473	*
Charles M. Darling, IV (4)(5)(6)	46,401	*
Bruce R. Shaw (7)	45,123	*
Mark T. Cunningham (8)	39,395	*
Jerry W. Pinkerton (4)	29,101	*
William J. Gray (4)(5)	25,899	*
James G. Townsend (4)(5)	23,085	*
William P. Stengel (4)(9)	16,677	*
Mark A. Plake (5)(8)	14,939	*
Douglas S. Aron (5)(10)	7,340	*
Michael C. Jennings (5)	7,000	*
Richard L. Voliva III (5)(8)	9,254	*
Denise C. McWatters (5)	4,881	*
George J. Damiris (5)	—	*
All directors and executive officers as group (14 persons) (11)	593,524	1.01%

* Less than 1%

(1)
HollyFrontier Corporation directly holds 5,006 common units over which it has sole voting and dispositive power and 22,375,024 common units over which it has shared voting and dispositive power. HollyFrontier Corporation is the record holder of 140,000 common units as nominee for Navajo Pipeline Co., L.P. The 22,375,024 common units over which HollyFrontier Corporation has shared voting and dispositive power are held as follows: Holly Logistics Limited LLC directly holds 21,615,230 common units; HollyFrontier Holdings LLC directly holds 184,800 common units; Navajo Pipeline Co., L.P. directly holds 254,880 common units; and other wholly-owned subsidiaries of HollyFrontier Corporation directly own 180,114 common units. HollyFrontier Corporation is the ultimate parent company of each such entity and may therefore be deemed to beneficially own the units held by each such entity. HollyFrontier Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. This percentage, which represents HollyFrontier Corporation's percentage ownership of HEP as a whole, not limited to its ownership of outstanding common units, includes a 2% general partner interest held by HEP Logistics Holdings, L.P. which is HEP’s general partner and an indirect wholly-owned subsidiary of HollyFrontier Corporation. The address of HollyFrontier Corporation is 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

(2)
Oppenheimer Funds, Inc. filed with the SEC a Schedule 13G/A, dated February 4, 2016. Based on this Schedule 13G/A, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 6,659,581 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)
Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2016 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 4,369,601 common units. The address of each of the foregoing is 49 Riverside Avenue, Westport, Connecticut 06880.

(4)	The number reported includes 2,353 restricted units for which the non-employee director has sole voting power but no dispositive power.

(5)
Messrs. Jennings, Aron, Damiris, Clifton, Townsend, Voliva, Darling, Gray and Plake and Ms. McWatters each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
Michael C. Jennings (a)	312,169
Douglas S. Aron (a)	142,172
George J. Damiris (a)	99,509
Matthew P. Clifton	62,213
Denise C. McWatters (a)	31,796
Mark A. Plake (a)	30,525
James G. Townsend (b)	18,171
Richard L. Voliva III (c)	7,679
Charles M. Darling, IV (d)	7,500
William J. Gray	4,224
Total	715,958

(a)
The number reported includes shares of HFC restricted stock for which the individual has sole voting power but no dispositive power, as follows: Mr. Jennings (87,562 shares), Mr. Aron (35,287 shares), Mr. Damiris (75,417), Ms. McWatters (14,658 shares) and Mr. Plake (4,366 shares). The number does not include unvested performance share units.

(b)
The number reported represents shares of HFC common stock owned by a trust whose beneficiaries are Mr. Townsend’s children and grandchildren and for which Mr. Townsend and his spouse serve as trustees.

(c)	The number reported includes 3,891 shares of HFC restricted stock held by Mr. Voliva's wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(d)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported represents shares of HFC common stock owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the shares of HFC common stock held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

As of February 15, 2016, there were 176,582,690 shares of HFC common stock outstanding. Each of Messrs. Jennings, Aron, Damiris, Clifton, Townsend, Voliva, Darling, Gray, and Plake and Ms. McWatters own less than 1% of the outstanding common stock of HFC.

(6)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported includes 22,400 common units owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the common units held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

(7)	Reflects the number of units beneficially owned as of January 13, 2016 as reported by Mr. Shaw in his Director and Officer Questionnaire.

(8)
The number reported includes restricted units for which the executive has sole voting power but no dispositive power, as follows: Mr. Plake (10,725 units), Mr. Voliva (7,033 units) and Mr. Cunningham (11,484 units). The number does not include performance units held by the executive.

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

(11)
The number reported includes 29,242 restricted units held by executive officers for which they have sole voting power but no dispositive power and 16,471 restricted units held by non-employee directors for which they have sole voting power but no dispositive power. The number reported also includes 22,400 common units as to which Mr. Darling disclaims beneficial ownership, except to the extent of his pecuniary interest therein, 1,000 common units for which Mr. Stengel disclaims beneficial ownership, and 840 common units for which Mr. Aron disclaims beneficial ownership.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	29,006 (3)	—	1,506,875
Equity compensation plans not approved by security holders	—	—	—
Total	29,006	—	1,506,875

(1)	All stock-based compensation plans are described in Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2015.

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

(3)
Represents units subject to performance units granted to (a) Mr. Voliva in October 2015, (b) Mr. Cunningham in November 2013, October 2014 and October 2015, and (c) Mr. Kenneth Norwood, our Vice President and Controller, in October 2014 and October 2015, in each case, assuming a maximum payout level of 150% at the time of vesting. If the performance units granted to Messrs. Voliva, Cunningham and Norwood in 2013, 2014 and 2015, as applicable, are paid at target, 19,337 units would be issued upon the vesting of such performance units. Performance units granted in March 2013 with a performance period that ended on December 31, 2015 were not settled until certification by the subcommittee of the Compensation Committee in February 2016 that a performance percentage of 147% was attained for performance units granted to Mr. Cunningham and 167% was attained for the performance units granted to Mr. Clifton; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2015 in accordance with SEC rules.

For more information about our Amended and Restated Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2015 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, $2.4 million per year in 2015 and currently $2.5 million, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•	our obligation to pay HFC an annual administrative fee, in the amount of $2.4 million in 2015 and $2.5 currently, for the provision by HFC of certain general and administrative services;

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

Payment of general and administrative services fee
Under the Omnibus Agreement we pay HFC an annual administrative fee, in the amount of $2.4 million in 2015 and $2.5 million currently, for the provision of various general and administrative services for our benefit. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

The administrative fee includes expenses incurred by HFC and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. The fee does not include salaries of pipeline and terminal personnel or other employees of HFC who perform services for us on behalf of HLS or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct general and administrative expenses they incur on our behalf.

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

Indemnification
Under the Omnibus Agreement, certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $2.5 million through 2019, $7.5 million through 2023 and $15 million through 2025. HFC's indemnification obligations under the Omnibus Agreement do not apply to (i) the Tulsa West loading racks acquired in August 2009, (ii) the 16-inch intermediate pipeline acquired in June 2009, (iii) the Roadrunner Pipeline, (iv) the Beeson Pipeline, (v) the logistics and storage assets acquired from Sinclair in December 2009, (vi) the Tulsa East storage tanks and loading racks acquired in March 2010, (vii) the UNEV Pipeline, (viii) the Tulsa Interconnecting Pipelines, (ix) the Malaga Pipeline System, (x) Tank 647 at the El Dorado Refinery, (xi) the Artesia rail yard, (xii) the crude tank farm adjacent to HFC's El Dorado Refinery, (xiii) the Artesia blending facility, (xiv) the Beeson to Lovington system expansion, (xv) additional tanks we construct at HFC's Cheyenne and El Dorado refineries, or (xvi) the Osage Pipeline. For the Tulsa loading racks acquired from HFC in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HFC agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HFC agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

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

SECONDMENT ARRANGEMENT

Under HLS’s secondment arrangement with HFC, effective January 1, 2015, certain employees of HFC are seconded to HLS, our general partner’s general partner, to provide operational and maintenance services with respect to certain of our pipelines, terminals and refinery processing units at the Cheyenne and El Dorado refineries, including routine operational and maintenance activities. During their period of secondment, the seconded employees are under the management and supervision of HLS. HLS is required to reimburse HFC for our benefit for the cost of the seconded employees, including their wages and benefits, based on the percentage of the employee’s time spent working for HLS. The secondment arrangement continues until HLS’s mutual agreement with HFC to terminate.

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2019 to 2030. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2015, these agreements with HFC require minimum annualized payments to us of $257.6 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•
On November 1, 2015, we acquired from a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC ("El Dorado Operating"), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million

•	See “Acquisitions” under Item 1, “Business” of this Annual Report on Form 10-K for additional information on this acquisition from HFC.

•	Revenues received from HFC were $292.2 million, $275.2 million and $252.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
HFC charged us for general and administrative services under the Omnibus Agreement of $2.4 million for the year ended December 31, 2015, and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

•	We reimbursed HFC for costs of employees supporting our operations of $34.5 million, $38.9 million and $34.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•	HFC reimbursed us $13.5 million, $16.8 million and $21.6 million for certain reimbursable costs and capital projects for the years ended December 31, 2015, 2014 and 2013, respectively.

•
We distributed $90.4 million, $80.5 million and $71.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Investor Relations of HLS and HFC, is the wife of Richard Voliva, HLS's Vice President and Chief Financial Officer. Ms. Heidenreich received cash and equity compensation totaling $436,329 in 2015. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

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

There are no transactions disclosed in this Item 13 entered into since January 1, 2015, that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2015 calendar year.
Fees paid to Ernst & Young LLP for 2015 and 2014 are as follows:

	2015	2014

Audit Fees (1)	$737,000	$610,000
Tax Fees	211,000	184,000
Total	$948,000	$794,000

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
See Index to Exhibits on pages 138 to 145.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 24, 2016	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2016	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer and Director

Date: February 24, 2016	/s/ Mark A. Plake
Mark A. Plake
President

Date: February 24, 2016	/s/ Richard L. Voliva III
Richard L. Voliva III
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2016	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 24, 2016	/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board

Date: February 24, 2016	/s/ George J. Damiris
George J. Damiris
Director

Date: February 24, 2016	/s/ Charles M. Darling, IV
Charles M. Darling, IV
Director

Date: February 24, 2016	/s/ William J. Gray
William J. Gray
Director

Date: February 24, 2016	/s/ Jerry W. Pinkerton
Jerry W. Pinkerton
Director

Date: February 24, 2016	/s/ P. Dean Ridenour
P. Dean Ridenour
Director

Date: February 24, 2016	/s/ William P. Stengel
William P. Stengel
Director

Date: February 24, 2016	/s/ James G. Townsend
James G. Townsend
Director

Exhibit Index

Exhibit Number	Description

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

4.2
First Supplemental Indenture, dated August 6, 2012, among HEP UNEV Holdings LLC, HEP UNEV Pipeline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2012, File No. 001-32225).

4.3
Second Supplemental Indenture, dated March 25, 2015, among HEP El Dorado LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2015, File No. 001-32225).

4.4
Third Supplemental Indenture, dated September 23, 2015, among HEP Casper SLC LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

4.5*	Fourth Supplemental Indenture, dated November 17, 2015, among El Dorado Operating LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

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

10.12
Pipelines and Terminals Agreement, dated February 28, 2005, between Holly Energy Partners, L.P. and ALON USA, LP (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated February 28, 2005, File No. 001-32225).

10.13
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

10.16
Fourth Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated October 6, 2014 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014, File No. 001-32225).

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

10.42
First Amendment to Amended and Restated Refined Product Pipelines and Terminals Agreement, entered into on November 7, 2013, effective September 30, 2013, among HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, LLC, HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, File No. 001-32225).

10.43
Assignment and Assumption of Agreements dated February 22, 2016 by and among Holly Energy Partners - Operating, L.P., HEP Pipeline Assets, Limited Partnership, HEP Pipeline, L.L.C., HEP Refining Assets, L.P., HEP Refining, L.L.C., HEP Mountain Home, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.44
Second Amended and Restated Pipelines and Terminals Agreement dated February 22, 2016 by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.45
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

10.46
Indemnification Proceeds and Payments Allocation Agreement, dated December 1, 2009, between Holly Refining & Marketing - Tulsa, LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated December 7, 2009, File No. 001-32225).

10.47
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

10.49
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

10.50
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

10.52
Pipeline Systems Operating Agreement, dated February 8, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing - Tulsa LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated February 9, 2010, File No. 001-32225).

10.53
First Amendment to Pipeline Systems Operating Agreement, dated March 31, 2010, among Navajo Refining Company, L.L.C., Lea Refining Company, Woods Cross Refining Company, L.L.C., Holly Refining & Marketing-Tulsa, LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K Current Report dated April 6, 2010, File No. 001-32225).

10.54	Tulsa Refinery Interconnects Term Sheet dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated August 11, 2010, File No. 001-32225).
10.55
Amendment to Tulsa Refinery Interconnects Term Sheet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated January 6, 2011, File No. 001-32225).

10.56
Second Amendment to Tulsa Refinery Interconnects Term Sheet dated March 31, 2011 (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated March 31, 2011, File No. 001-32225).

10.57
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

10.59
Second Amended and Restated Pipeline Delivery, Tankage and Loading Rack Throughput Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 of Registrant's Annual Report on Form 8-K Current Report dated January 13, 2014, File No. 001-32225).

10.60
Tenth Amended and Restated Omnibus Agreement dated September 26, 2014 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-32225).

10.61
Eleventh Amended and Restated Omnibus Agreement dated March 12, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.62
Twelfth Amended and Restated Omnibus Agreement dated October 16, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.63
Thirteenth Amended and Restated Omnibus Agreement dated as of November 2, 2015 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.64
Fourteenth Amended and Restated Omnibus Agreement dated February 22, 2016 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.65
Lease and Access Agreement (Cheyenne), dated November 9, 2011, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.5 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.66
First Amendment to Lease and Access Agreement (Cheyenne), effective June 5, 2012, between Frontier Refining LLC and Cheyenne Logistics LLC (incorporated by reference to Exhibit 10.62 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.67
Lease and Access Agreement (El Dorado), dated November 9, 2011, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.6 of Registrant's Form 8-K Current Report dated November 10, 2011, File No. 001-32225).

10.68
First Amendment to Lease and Access Agreement (El Dorado), effective August 15, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.64 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.69
Second Amendment to Lease and Access Agreement (El Dorado), effective December 5, 2012, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.65 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.70
Third Amendment to Lease and Access Agreement (El Dorado), dated January 7, 2014, between Frontier El Dorado Refining LLC and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.66 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, File No. 001-32225).

10.71
Mortgage, dated January 31, 2012, by Cheyenne Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.61 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2011, File No. 001-32225).

10.72
Mortgage and Deed of Trust, dated January 31, 2012, by El Dorado Logistics LLC for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2012, File No. 001-32225).

10.73
LLC Interest Purchase Agreement, dated July 12, 2012, among HollyFrontier Corporation, Holly Energy Partners, L.P and HEP UNEV Holdings LLC (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.74
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 001-32225).

10.75
Amended and Restated Transportation Services Agreement dated September 26, 2014 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed September 29, 2014, File No. 1-32225).

10.76
Unloading and Blending Services Agreement dated March 12, 2015 by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.77
Mortgage, Line of Credit Mortgage and Deed of Trust (with Security Agreement and Financing Statement), dated May 29, 2015, by HEP Refining, L.L.C. for the benefit of HollyFrontier Corporation (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, File No. 1-32225).

10.78
Assignment and Assumption of Agreements dated as of October 16, 2015 by and between Holly Energy Partners-Operating, L.P., Holly Energy Storage-Lovington LLC, HEP Tulsa LLC, Cheyenne Logistics LLC, and El Dorado Logistics LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.79
Master Throughput Agreement dated as of October 16, 2015 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.80
Amended and Restated Master Throughput Agreement dated February 22, 2016 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.81
Construction Payment Agreement dated as of October 16, 2015 by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.82
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

10.83
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

10.84
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

10.85
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

10.86
LLC Interest Purchase Agreement dated as of November 2, 2015 by and between HollyFrontier Corporation, Frontier El Dorado Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.87
Master Tolling Agreement (Refinery Assets) dated as of November 2, 2015 by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.88
Master Tolling Agreement (Operating Assets) dated as of November 2, 2015 by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.89*†
LLC Interest Purchase Agreement dated February 22, 2016 by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P.

10.90*†
Refined Products Terminal Transfer Agreement dated February 22, 2016 by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P.

10.91*+
Separation Agreement and Release of Claims dated as of October 31, 2015 between Holly Energy Partners, L.P., Holly Logistic Services, L.L.C., HollyFrontier Payroll Services, Inc., HollyFrontier Corporation and Bruce Shaw.

10.92*+	Consulting Agreement dated as of December 8, 2015 between HollyFrontier Corporation and its subsidiaries and affiliates and Bruce Shaw.
10.93+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K Current Report dated April 30, 2012, File No. 001-32225).

10.94+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.95+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).

10.96+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).

10.97+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.98+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K Current Report dated February 18, 2011, File No. 001-32225).
10.99+	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.77 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 001-32225).
10.100+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.101+
Form of Restricted Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.102+
Form of Notice of Grant of Restricted Units (Employee) (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2013, File No. 001-32225).

10.103+
Form of Amended and Restated Performance Unit Agreement (Chairman) (2012 Grant) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014, File No. 001-32225).

10.104+
Form of Amended and Restated Performance Unit Agreement (Chairman) (2013 Grant) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014, File No. 001-32225).

10.105*+	Form of Notice of Grant of Restricted Units (Directors).
10.106+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014, File No. 001-32225).

10.107*+	Form of Restricted Unit Agreement (Directors).

10.108+
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
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Exhibit reflects correction of minor clerical error in signature block of previously filed exhibit.