Form 10-Q
period 2016-03-31
HOLLY ENERGY PARTNERS LP
filed 2016-05-04
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at April 29, 2016 was 58,657,048.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	March 31, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,034	$15,013
Accounts receivable:
Trade	7,936	8,593
Affiliates	33,120	32,482
	41,056	41,075
Prepaid and other current assets	5,181	5,054
Total current assets	55,271	61,142

Properties and equipment, net	1,052,772	1,059,179
Transportation agreements, net	72,067	73,805
Goodwill	256,498	256,498
Equity method investments	124,134	79,438
Other assets	11,819	13,703
Total assets	$1,572,561	$1,543,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$12,305	$10,948
Affiliates	6,175	11,635
	18,480	22,583

Accrued interest	1,972	6,752
Deferred revenue	7,050	12,016
Accrued property taxes	4,107	3,764
Other current liabilities	2,945	3,809
Total current liabilities	34,554	48,924

Long-term debt	1,061,944	1,008,752
Other long-term liabilities	16,397	20,744
Deferred revenue	39,441	39,063

Class B unit	35,807	33,941

Equity:
Partners’ equity:
Common unitholders (58,657,048 units issued and outstanding at March 31, 2016 and December 31, 2015)	425,669	428,019
General partner interest (2% interest)	(137,228)	(130,297)
Accumulated other comprehensive income (loss)	(263)	190
Total partners’ equity	288,178	297,912
Noncontrolling interest	96,240	94,429
Total equity	384,418	392,341
Total liabilities and equity	$1,572,561	$1,543,765
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2016	2015 (1)
Revenues:
Affiliates	$82,846	$72,255
Third parties	19,164	17,501
	102,010	89,756
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	26,922	28,065
Depreciation and amortization	16,551	14,798
General and administrative	3,091	3,290
	46,564	46,153
Operating income	55,446	43,603

Other income (expense):
Equity in earnings of equity method investments	2,765	734
Interest expense	(10,535)	(8,768)
Interest income	112	—
Gain on sale of assets	—	159
Other expense	(8)	—
	(7,666)	(7,875)
Income before income taxes	47,780	35,728
State income tax expense	(95)	(101)
Net income	47,685	35,627
Allocation of net income attributable to noncontrolling interests	(4,927)	(4,027)
Net income attributable to Holly Energy Partners	42,758	31,600
General partner interest in net income, including incentive distributions	(11,886)	(9,607)
Limited partners’ interest in net income	$30,872	$21,993
Limited partners’ per unit interest in earnings—basic and diluted	$0.52	$0.37
Weighted average limited partners’ units outstanding	58,657	58,657

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015 (1)
Net income	$47,685	$35,627
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(683)	(1,280)
Reclassification adjustment to net income on partial settlement of cash flow hedge	230	531
Other comprehensive income (loss)	(453)	(749)
Comprehensive income before noncontrolling interest	47,232	34,878
Allocation of comprehensive income to noncontrolling interests	(4,927)	(4,027)
Comprehensive income attributable to Holly Energy Partners	$42,305	$30,851

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015 (1)
Cash flows from operating activities
Net income	$47,685	$35,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,551	14,798
(Gain) loss on sale of assets	—	(159)
Amortization of deferred charges	593	436
Amortization of restricted and performance units	651	896
Distributions less than income from equity investments	(365)	—
(Increase) decrease in operating assets:
Accounts receivable—trade	657	(5,065)
Accounts receivable—affiliates	(637)	5,804
Prepaid and other current assets	(128)	39
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,082)	1,748
Accounts payable—affiliates	(5,460)	10,564
Accrued interest	(4,780)	(4,811)
Deferred revenue	(4,588)	(3,355)
Accrued property taxes	343	42
Other current liabilities	(843)	57
Other, net	(295)	4,171
Net cash provided by operating activities	48,302	60,792

Cash flows from investing activities
Additions to properties and equipment	(17,873)	(24,227)
Purchase of El Dorado crude tanks	—	(27,500)
Proceeds from sale of assets and other	12	218
Distributions in excess of equity in earnings of equity investments	99	16
Net cash used for investing activities	(17,762)	(51,493)

Cash flows from financing activities
Borrowings under credit agreement	522,000	153,500
Repayments of credit agreement borrowings	(469,000)	(130,500)
Contributions from HFC for El Dorado Operating acquisition	—	12,563
Distributions to HEP unitholders	(44,960)	(40,865)
Distributions to noncontrolling interest	(1,250)	(1,250)
Distribution to HFC for Tulsa Tank acquisition	(39,500)	—
Contributions from HFC for Tulsa Tank expenditures	99	472
Purchase of units for incentive grants	(784)	(247)
Deferred financing costs	(2,964)	—
Other	(160)	—
Net cash used by financing activities	(36,519)	(6,327)

Cash and cash equivalents
Increase (decrease) for the period	(5,979)	2,972
Beginning of period	15,013	2,830
End of period	$9,034	$5,802

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

Balance December 31, 2015 (1)	$428,019	$(130,297)	$190	$94,429	$392,341
Contribution from HFC for Osage transaction	—	32,455	—	—	32,455
Distribution to HFC for Tulsa Tank acquisition	—	(39,500)	—	—	(39,500)
Contribution from HFC for Tulsa Tank expenditures	—	99	—	—	99
Distributions to HEP unitholders	(33,126)	(11,834)	—	—	(44,960)
Distributions to noncontrolling interest	—	—	—	(1,250)	(1,250)
Purchase of units for incentive grants	(784)	—	—	—	(784)
Amortization of restricted and performance units	651	—	—	—	651
Class B unit accretion	(1,829)	(37)	—	—	(1,866)
Net income	32,738	11,886	—	3,061	47,685
Other comprehensive loss	—	—	(453)	—	(453)
Balance March 31, 2016	$425,669	$(137,228)	$(263)	$96,240	$384,418

(1) Retrospectively adjusted as described in Note 1.

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

We operate in one reportable segment which represents the aggregation of our petroleum product and crude pipelines business and terminals, tankage, loading rack facilities and refinery processing units.

We own and operate petroleum product and crude oil pipelines, terminals, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC, a 50% interest in Frontier Pipeline Company, a 50% interest in Osage Pipe Line Company, LLC (“Osage”), and a 25% interest in SLC Pipeline LLC.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.

Acquisitions

Tulsa Tanks
On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $39.5 million. Previously in 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on HFC’s balance sheet and were depreciated for accounting purposes.

As we are a consolidated variable interest entity of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these crude oil tanks were owned for all periods while we were under common control of HFC. The 2015 consolidated income statement was adjusted to reflect a $0.2 million increase in operating costs and expenses for the three months ended March 31, 2015, the consolidated balance sheet was adjusted to reflect increases of $9.3 million in net properties and equipment, $0.1 million in other long-term liabilities and $9.2 million in general partner interest at March 31, 2015. The consolidated statement of cash flows for the three months ended March 31, 2015, reflects these changes in cash flows from investing and financing activities.

In connection with this transaction, we expect to enter into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC that are expected to provide minimum annualized revenues of $6.1 million.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Osage
On February 22, 2016, HFC obtained a 50% membership interest in Osage in a non-monetary exchange for a 20-year terminalling services agreement, whereby a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico requiring terminalling in or through El Paso, Texas. Osage is the owner of the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also connects to the Jayhawk pipeline serving the CHS Inc. refinery in McPherson, Kansas. The Osage Pipeline is the primary pipeline supplying HFC’s El Dorado refinery with crude oil.

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and are working to transition into that role. Since we are a consolidated variable interest entity of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.0 million offset by our net carrying basis in the El Paso terminal of $12.0 million with the difference treated as a contribution from HFC. The carrying value of our 50% membership interest in Osage of $44.0 million exceeds the amount of the underlying equity in net assets recorded by Osage by $33.0 million.

El Dorado Operating
On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC (“El Dorado Operating”), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery, for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million.

As we are a consolidated variable interest entity of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in El Dorado Operating’s assets and liabilities. We have retrospectively adjusted our financial position and operating results as if El Dorado Operating were a consolidated subsidiary for all periods while we were under common control of HFC. The consolidated statement of cash flows for the three months ending March 31, 2015, reflects a $12.6 million recast between investing activities and financing activities.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018. We are evaluating the impact of this standard.

Consolidation
In February 2015, the FASB issued a standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We adopted the new standard effective January 1, 2016. This standard had no impact on the entities we consolidate.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard will become effective beginning with our 2018 reporting year. We are evaluating the impact of this standard.

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We have adopted this standard as of January 1, 2016, as

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

required. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million for the three months ending March 31, 2015. This reduction had no impact on the historical earnings per unit.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		March 31, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$—	$—	$304	$304

Liabilities:
6.5% Senior notes	Level 2	$296,944	$295,500	$296,752	$295,500
Interest rate swaps	Level 2	263	263	114	114
		$297,207	$295,763	$296,866	$295,614

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2016	December 31, 2015 (1)
	(In thousands)
Pipelines, terminals and tankage	$1,200,516	$1,231,597
Land and right of way	65,274	66,215
Refinery assets	64,371	63,336
Construction in progress	43,201	28,249
Other	23,573	22,200
	1,396,935	1,411,597
Less accumulated depreciation	344,163	352,418
	$1,052,772	$1,059,179
(1) Retrospectively adjusted as described in Note 1.

We capitalized $0.1 million and $0.3 million in interest attributable to construction projects during the three months ended March 31, 2016 and 2015, respectively.

Depreciation expense was $14.7 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	62,147	60,409
	$72,067	$73,805

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.6 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado,

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Cheyenne and Tulsa refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs related to these employees.
We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights.

As of March 31, 2016, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2016, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,480,449 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the performance units already granted.

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

A summary of restricted unit activity and changes during the three months ended March 31, 2016, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016 (nonvested)	101,408	$33.63
Granted	10,725	24.48
Outstanding at March 31, 2016 (nonvested)	112,133	$32.76

As of March 31, 2016, there was $2.2 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of March 31, 2016, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150%.

We granted 10,725 performance units during the three months ended March 31, 2016. Performance units granted in 2015 and during the three months ended March 31, 2016, vest over a three-year performance period ending December 31, 2018 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

A summary of performance unit activity and changes during the three months ended March 31, 2016, is presented below:

Performance Units	Units
Outstanding at January 1, 2016 (nonvested)	45,494
Granted	10,725
Vesting and transfer of common units to recipients	(26,157)
Outstanding at March 31, 2016 (Nonvested)	30,062

The grant-date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2016, was $1.1 million. Based on the weighted average fair value of performance units outstanding at March 31, 2016, of $0.9 million, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.4 years.

Note 6:	Debt

Credit Agreement
In March 2016, we amended our senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018, increasing the size of the Credit Agreement from $850 million to $1.2 billion. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance as of March 31, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we were in compliance as of March 31, 2016, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which, other than its investment in us, are not significant.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Credit Agreement
Amount outstanding	$765,000	$712,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,056)	(3,248)
	296,944	296,752

Total long-term debt	$1,061,944	$1,008,752

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of March 31, 2016, we had no ineffectiveness on our cash flow hedges.

At March 31, 2016, we have accumulated other comprehensive loss of $0.3 million that relates to our current cash flow hedging instruments. Approximately $0.2 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term liabilities	$(263)	Accumulated other comprehensive income	$(263)
		$(263)		$(263)

December 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR-based debt interest)	Other long-term assets	$304	Accumulated other comprehensive loss	$304
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	(114)	Accumulated other comprehensive income	(114)
		$190		$190

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$5,006	$3,657
6.5% Senior Notes	4,875	4,875
Amortization of discount and deferred debt issuance costs	593	436
Commitment fees	201	77
Total interest incurred	10,675	9,045
Less capitalized interest	140	277
Net interest expense	$10,535	$8,768
Cash paid for interest	$14,841	$13,400

Capital Lease Obligations
Our capital lease obligations, which relate to vehicle leases with initial terms of 33 to 36 months, are $1.8 million as of both March 31, 2016 and December 31, 2015. The total cost of assets under capital leases was $3.3 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively, with accumulated depreciation of $1.3 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 89% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2016	2015
HFC	81%	81%
Alon	8%	9%

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2030. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2016, these agreements with HFC require minimum annualized payments to us of $263.7 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee (currently $2.5 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $82.8 million and $72.3 million for the three months ended March 31, 2016 and 2015, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended March 31, 2016 and 2015.

•	We reimbursed HFC for costs of employees supporting our operations of $9.8 million and $8.8 million for the three months ended March 31, 2016 and 2015, respectively.

•	HFC reimbursed us $1.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, for certain reimbursable costs and capital projects.

•
We distributed $24.5 million and $21.6 million for the three months ended March 31, 2016 and 2015, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $33.1 million and $32.5 million at March 31, 2016, and December 31, 2015, respectively.

•	Accounts payable to HFC were $6.2 million and $11.6 million at March 31, 2016, and December 31, 2015, respectively.

•
Revenues for the three months ended March 31, 2016 and 2015, include $5.2 million and $5.6 million, respectively, of shortfall payments billed in 2015 and 2014, respectively, as HFC did not exceed its minimum volume commitment in any of the subsequent four quarters. Deferred revenue in the consolidated balance sheets at March 31, 2016, and December 31, 2015, includes $1.5 million and $6.4 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $1.5 million deferred at March 31, 2016.

•
On February 22, 2016, HFC obtained a 50% membership interest in Osage in a non-monetary exchange, whereby a subsidiary of Magellan will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. See Note 1 for a description of this transaction.

•
On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. for $39.5 million. See Note 1 for a description of this transaction.

Note 9:	Partners’ Equity

As of March 31, 2016, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us. Additionally, HFC owned all incentive distribution rights in us.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
General partner interest in net income	$413	$246
General partner incentive distribution	11,473	9,361
Total general partner interest in net income	$11,886	$9,607

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 22, 2016, we announced our cash distribution for the first quarter of 2016 of $0.575 per unit. The distribution is payable on all common and general partner units and will be paid May 13, 2016, to all unitholders of record on May 2, 2016.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit data)
General partner interest in distribution	$948	$860
General partner incentive distribution	11,473	9,361
Total general partner distribution	12,421	10,221
Limited partner distribution	33,728	31,528
Total regular quarterly cash distribution	$46,149	$41,749
Cash distribution per unit applicable to limited partners	$0.5750	$0.5375

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

We incurred no expenses for the three months ended March 31, 2016 and $4.2 million for the three months ended March 31, 2015, for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $7.4 million and $7.7 million at March 31, 2016, and December 31, 2015, respectively, of which $5.8 million and $6.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of March 31, 2016, and December 31, 2015, our accrued environmental liability included $1.0 million and $6.4 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 11:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operation or cash flows.

Note 12:	Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the Senior Notes have been satisfied.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

March 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,003	$8,029	$—	$9,034
Accounts receivable	—	36,505	4,721	(170)	41,056
Prepaid and other current assets	199	3,766	1,216	—	5,181
Total current assets	201	41,274	13,966	(170)	55,271

Properties and equipment, net	—	672,825	379,947	—	1,052,772
Investment in subsidiaries	586,328	288,721	—	(875,049)	—
Transportation agreements, net	—	72,067	—	—	72,067
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	124,134	—	—	124,134
Other assets	658	11,161	—	—	11,819
Total assets	$587,187	$1,466,680	$393,913	$(875,219)	$1,572,561

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$12,124	$6,526	$(170)	$18,480
Accrued interest	1,625	347	—	—	1,972
Deferred revenue	—	6,736	314	—	7,050
Accrued property taxes	—	2,210	1,897	—	4,107
Other current liabilities	213	2,692	40	—	2,945
Total current liabilities	1,838	24,109	8,777	(170)	34,554

Long-term debt	296,944	765,000	—	—	1,061,944
Other long-term liabilities	227	15,995	175	—	16,397
Deferred revenue	—	39,441	—	—	39,441
Class B unit	—	35,807	—	—	35,807
Equity - partners	288,178	586,328	384,961	(971,289)	288,178
Equity - noncontrolling interest	—	—	—	96,240	96,240
Total liabilities and equity	$587,187	$1,466,680	$393,913	$(875,219)	$1,572,561

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$5,452	$9,559	$—	$15,013
Accounts receivable	—	35,558	5,715	(198)	41,075
Prepaid and other current assets	174	3,634	1,246	—	5,054
Total current assets	176	44,644	16,520	(198)	61,142

Properties and equipment, net	—	687,336	371,843	—	1,059,179
Investment in subsidiaries	600,563	283,287	—	(883,850)	—
Transportation agreements, net	—	73,805	—	—	73,805
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	79,438	—	—	79,438
Other assets	642	13,061	—	—	13,703
Total assets	$601,381	$1,438,069	$388,363	$(884,048)	$1,543,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$19,448	$3,333	$(198)	$22,583
Accrued interest	6,500	252	—	—	6,752
Deferred revenue	—	6,010	6,006	—	12,016
Accrued property taxes	—	2,627	1,137	—	3,764
Other current liabilities	7	3,802	—	—	3,809
Total current liabilities	6,507	32,139	10,476	(198)	48,924

Long-term debt	296,752	712,000	—	—	1,008,752
Other long-term liabilities	210	20,363	171	—	20,744
Deferred revenue	—	39,063	—	—	39,063
Class B unit	—	33,941	—	—	33,941
Equity - partners	297,912	600,563	377,716	(978,279)	297,912
Equity - noncontrolling interest	—	—	—	94,429	94,429
Total liabilities and equity	$601,381	$1,438,069	$388,363	$(884,048)	$1,543,765

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$72,252	$10,594	$—	$82,846
Third parties	—	10,732	8,432	—	19,164
	—	82,984	19,026	—	102,010
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	23,891	3,031	—	26,922
Depreciation and amortization		12,793	3,758	—	16,551
General and administrative	1,165	1,926	—	—	3,091
	1,165	38,610	6,789	—	46,564
Operating income (loss)	(1,165)	44,374	12,237	—	55,446
Equity in earnings of subsidiaries	48,990	9,184	—	(58,174)	—
Equity in earnings of equity method investments	—	2,765	—	—	2,765
Interest expense	(5,067)	(5,468)	—	—	(10,535)
Interest income	—	105	7	—	112
Other income (expense)	—	(9)	1	—	(8)
	43,923	6,577	8	(58,174)	(7,666)
Income (loss) before income taxes	42,758	50,951	12,245	(58,174)	47,780
State income tax expense	—	(95)	—	—	(95)
Net income (loss)	42,758	50,856	12,245	(58,174)	47,685
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(4,927)	(4,927)
Net income (loss) attributable to Holly Energy Partners	42,758	50,856	12,245	(63,101)	42,758
Other comprehensive income (loss)	(453)	(453)	—	453	(453)
Comprehensive income (loss) attributable to Holly Energy Partners	$42,305	$50,403	$12,245	$(62,648)	$42,305

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$63,056	$9,224	$(25)	$72,255
Third parties	—	11,387	6,114	—	17,501
	—	74,443	15,338	(25)	89,756
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	25,630	2,460	(25)	28,065
Depreciation and amortization	—	11,066	3,732	—	14,798
General and administrative	1,063	2,227	—	—	3,290
	1,063	38,923	6,192	(25)	46,153
Operating income (loss)	(1,063)	35,520	9,146	—	43,603
Equity in earnings of subsidiaries	37,730	6,860	—	(44,590)	—
Equity in earnings of equity method investments	—	734	—	—	734
Interest expense	(5,067)	(3,701)	—	—	(8,768)
Gain on sale of assets	—	159	—	—	159
	32,663	4,052	—	(44,590)	(7,875)
Income (loss) before income taxes	31,600	39,572	9,146	(44,590)	35,728
State income tax expense	—	(101)	—	—	(101)
Net income (loss)	31,600	39,471	9,146	(44,590)	35,627
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(4,027)	(4,027)
Net income (loss) attributable to Holly Energy Partners	31,600	39,471	9,146	(48,617)	31,600
Other comprehensive income (loss)	(749)	(749)	—	749	(749)
Comprehensive income (loss) attributable to Holly Energy Partners	$30,851	$38,722	$9,146	$(47,868)	$30,851

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(10,084)	$48,712	$13,424	$(3,750)	$48,302

Cash flows from investing activities
Additions to properties and equipment	—	(7,919)	(9,954)	—	(17,873)
Proceeds from sale of assets	—	12	—	—	12
Distributions in excess of equity in earnings of equity investments	—	99	—	—	99
	—	(7,808)	(9,954)	—	(17,762)

Cash flows from financing activities
Net borrowings under credit agreement	—	53,000	—	—	53,000
Net intercompany financing activities	53,751	(53,751)	—	—	—
Contribution from general partners	32,455	(32,455)	—	—	—
Distributions to HEP unitholders	(44,960)	—	—	—	(44,960)
Distributions to HFC for Tulsa Tanks	(30,378)	(9,122)	—	—	(39,500)
Contributions from HFC for Tulsa Tanks	—	99	—	—	99
Distributions to noncontrolling interests	—	—	(5,000)	3,750	(1,250)
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing cost	—	(2,964)	—	—	(2,964)
Other	—	(160)	—	—	(160)
	10,084	(45,353)	(5,000)	3,750	(36,519)

Cash and cash equivalents
Increase (decrease) for the period	—	(4,449)	(1,530)	—	(5,979)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$1,003	$8,029	$—	$9,034

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(9,873)	$63,029	$8,328	$(692)	$60,792

Cash flows from investing activities
Additions to properties and equipment	—	(23,919)	(308)	—	(24,227)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Proceeds from sale of assets	—	218	—	—	218
Distributions from noncontrolling interest	—	3,058	—	(3,058)	—
Distributions in excess of equity in earnings of equity investments	—	16	—	—	16
	—	(48,127)	(308)	(3,058)	(51,493)

Cash flows from financing activities
Net repayments under credit agreement	—	23,000	—	—	23,000
Net intercompany financing activities	50,985	(50,985)	—	—	—
Contributions from HFC for El Dorado Operating acquisition	—	12,563	—	—	12,563
Distributions to HEP unitholders	(40,865)	—	—	—	(40,865)
Contribution from HFC for Tulsa tank acquisition	—	472	—	—	472
Distributions to noncontrolling interests	—	—	(5,000)	3,750	(1,250)
Purchase of units for incentive grants	(247)	—	—	—	(247)
	9,873	(14,950)	(5,000)	3,750	(6,327)

Cash and cash equivalents
Increase (decrease) for the period	—	(48)	3,020	—	2,972
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$2,780	$3,020	$—	$5,802

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections under “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to Holly Energy Partners, L. P. (“HEP”) and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.

OVERVIEW
HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 39% interest in us, including the 2% general partnership interest. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), the owner of a pipeline running from Woods Cross, Utah to Las Vegas, Nevada (the “UNEV Pipeline”) and product terminals, a 50% interest in Osage Pipe Line Company, LLC, the owner of a crude oil pipeline running from Cushing, Oklahoma to El Dorado, Kansas (“Osage Pipeline”), a 50% interest in Frontier Pipeline Company, the owner of a crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the “Frontier Pipeline”) and a 25% interest in SLC Pipeline, LLC, the owner of a crude oil pipeline (the “SLC Pipeline”) that serves refineries in the Salt Lake City, Utah area.

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

UNEV Pipeline Interest Acquisition
Under the terms of the transaction to acquire HFC’s 75% interest in UNEV in 2012, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. Contemporaneously with this transaction, HEP Logistics Holdings, L.P. (“HEP Logistics”) (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. We expect HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter to end in the third quarter of 2016. In connection with the transaction, we entered into 15-year throughput agreements with shippers, which currently require minimum annual revenue commitments to us of $30 million.
Acquisitions
On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. for $39.5 million. In connection with this transaction, we expect to enter into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $6.1 million.

On February 22, 2016, HFC obtained a 50% membership interest in Osage Pipe Line Company, LLC (“Osage”) in a non-monetary exchange for a 20-year terminalling services agreement, whereby a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage Pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS Inc. refinery in McPherson, Kansas. The Osage Pipeline is the primary pipeline that supplies HFC’s El Dorado Refinery with crude oil.

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and are working to transition into that role. Since we are a consolidated variable

Table of Contentsril 19,

interest entity of HFC, this transaction will be recorded as a transfer between entities under common control and reflect HFC’s carrying basis of its 50% membership interest in Osage of $44.0 million offset by our carrying basis in the El Paso terminal of $12.0 million with the difference treated as a contribution from HFC.

On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC (“El Dorado Operating”), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.3 million. We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflected HFC’s carrying basis in El Dorado Operating’s assets and liabilities.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing unit tolling agreements expiring from 2019 to 2030. Under these agreements, HFC has agreed to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2016, these agreements with HFC require minimum annualized payments to us of $263.7 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of March 31, 2016, these agreements with Alon require minimum annualized payments to us of $32.3 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee, currently $2.5 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Under HLS’s Secondment Agreement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the El Dorado, Cheyenne and Tulsa refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

We have a long-term strategic relationship with HFC. Our current growth plan is to continue to pursue purchases of logistic and other assets at HFC’s existing refining locations in New Mexico, Utah, Oklahoma, Kansas and Wyoming. We also expect to work with HFC on logistic asset acquisitions that support HFC’s refinery acquisition strategies. Furthermore, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$25,182	$22,541	$2,641
Affiliates—intermediate pipelines	7,413	6,862	551
Affiliates—crude pipelines	17,491	16,994	497
	50,086	46,397	3,689
Third parties—refined product pipelines	14,766	13,723	1,043
	64,852	60,120	4,732
Terminals, tanks and loading racks:
Affiliates	28,253	25,858	2,395
Third parties	4,398	3,778	620
	32,651	29,636	3,015

Affiliates—refinery processing units	4,507	—	4,507

Total revenues	102,010	89,756	12,254
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	26,922	28,065	(1,143)
Depreciation and amortization	16,551	14,798	1,753
General and administrative	3,091	3,290	(199)
	46,564	46,153	411
Operating income	55,446	43,603	11,843
Other income (expense):
Equity in earnings of equity method investments	2,765	734	2,031
Interest expense, including amortization	(10,535)	(8,768)	(1,767)
Interest income	112	—	112
Gain on sale of assets	—	159	(159)
Other	(8)	—	(8)
	(7,666)	(7,875)	209
Income before income taxes	47,780	35,728	12,052
State income tax expense	(95)	(101)	6
Net income	47,685	35,627	12,058
Allocation of net income attributable to noncontrolling interests	(4,927)	(4,027)	(900)
Net income attributable to Holly Energy Partners	42,758	31,600	11,158
General partner interest in net income, including incentive distributions (1)	(11,886)	(9,607)	(2,279)
Limited partners’ interest in net income	$30,872	$21,993	$8,879
Limited partners’ earnings per unit—basic and diluted (1)	$0.52	$0.37	$0.15
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$69,827	$55,267	$14,560
Distributable cash flow (3)	$55,365	$45,890	$9,475

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	132,430	115,430	17,000
Affiliates—intermediate pipelines	137,410	138,073	(663)
Affiliates—crude pipelines	287,433	282,705	4,728
	557,273	536,208	21,065
Third parties—refined product pipelines	78,334	71,420	6,914
	635,607	607,628	27,979
Terminals and loading racks:
Affiliates	385,538	323,150	62,388
Third parties	81,327	73,988	7,339
	466,865	397,138	69,727

Affiliates—refinery processing units	42,442	—	42,442

Total for pipelines and terminal assets (bpd)	1,144,914	1,004,766	140,148

Table of Contentsril 19,

	March 31, 2016	December 31, 2015
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$9,034	$15,013
Working capital	$20,717	$12,218
Total assets	$1,572,561	$1,543,765
Long-term debt	$1,061,944	$1,008,752
Partners’ equity (5)	$288,178	$297,912

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$42,758	$31,600
Add (subtract):
Interest expense	9,942	8,332
Interest income	(112)	—
Amortization of discount and deferred debt issuance costs	593	436
State income tax expense	95	101
Depreciation and amortization	16,551	14,798
EBITDA	$69,827	$55,267

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

Table of Contentsril 19,

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$42,758	$31,600
Add (subtract):
Depreciation and amortization	16,551	14,798
Amortization of discount and deferred debt issuance costs	593	436
Increase (decrease) in deferred revenue related to minimum revenue commitments	(3,658)	(3,550)
Maintenance capital expenditures (4)	(1,661)	(1,649)
Increase (decrease) in environmental liability	(328)	3,856
Increase (decrease) in reimbursable deferred revenue	(528)	(544)
Other non-cash adjustments	1,638	943
Distributable cash flow	$55,365	$45,890

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

Results of Operations—Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Summary
Net income attributable to Holly Energy Partners for the first quarter was $42.8 million ($0.52 per basic and diluted limited partner unit) compared to $31.6 million ($0.37 per basic and diluted limited partner unit) for the first quarter of 2015. The increase in earnings is primarily due to higher pipeline and terminal volumes and annual tariff increases, increased revenue from our UNEV products pipeline, our share of earnings from our 50% interest in Frontier Pipeline Company, and our refinery processing units acquired in the fourth quarter of 2015.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended March 31, 2016, include the recognition of $6.6 million of prior shortfalls billed to shippers in 2015 compared to revenues for the three months ended March 31, 2015, which included the recognition of $7.5 million of prior shortfalls billed to shippers in 2014. Additional shortfall billings of $1.6 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2016. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $102.0 million, a $12.3 million increase compared to the first quarter of 2015 due to the effect of higher pipeline volumes and annual tariff increases in addition to $4.5 million increased revenue from the El Dorado refinery processing units. The volume increase resulted in overall pipeline volumes being up 5% compared to the three months ended March 31, 2015 largely due to increased volumes from pipelines servicing HFC's Navajo refinery and the UNEV pipeline.

Revenues from our refined product pipelines were $39.9 million, an increase of $3.7 million compared to the first quarter of 2015, mainly due to increased revenue from UNEV Pipeline of $2.9 million in addition to increased volumes and annual tariff increases. Shipments averaged 210.8 mbpd compared to 186.9 mbpd for the first quarter of 2015 mainly due to increased volumes from pipelines servicing HFC's Navajo refinery and the UNEV pipeline.

Table of Contentsril 19,

Revenues from our intermediate pipelines were $7.4 million, an increase of $0.6 million, on shipments averaging 137.4 mbpd compared to 138.1 mbpd for the first quarter of 2015. Even though volumes decreased slightly, revenues increased due to annual tariff increases and an increase in deferred revenue realized.
Revenues from our crude pipelines were $17.5 million, an increase of $0.5 million, on shipments averaging 287.4 mbpd compared to 282.7 mbpd for the first quarter of 2015. Revenues increased mainly due to increased volumes and annual tariff increases.

Revenues from terminal, tankage and loading rack fees were $32.7 million, an increase of $3.0 million compared to the first quarter of 2015. Refined products terminalled in our facilities averaged 466.9 mbpd compared to 397.1 mbpd for the first quarter of 2015. The volume increase is mainly due to the inclusion of full quarter volumes from our El Dorado crude tanks acquired in the first quarter of 2015. Revenues reflect increased revenue from the El Dorado crude tanks as well as increased volumes and annual tariff increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended March 31, 2016, decreased by $1.1 million compared to the three months ended March 31, 2015. The decrease is mainly due to lower environmental costs partially offset by operating expenses from the newly acquired El Dorado processing units.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2016, increased by $1.8 million compared to the three months ended March 31, 2015. The increase is principally due to increased depreciation from our newly acquired El Dorado operating units.

General and Administrative
General and administrative costs for the three months ended March 31, 2016, decreased by $0.2 million compared to the three months ended March 31, 2015 mainly due to decreased professional fees and incentive compensation.

Equity in Earnings of Equity Method Investments
Our equity in earnings of the SLC Pipeline was $1.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Our equity in earnings of our 50% interest in Frontier Pipeline, purchased on August 31, 2015, was $1.5 million for the quarter ended March 31, 2016. Our equity in earnings of our 50% interest in Osage Pipeline, purchased on February 22, 2016, was $0.2 million for the three months ended March 31, 2016.

Interest Expense
Interest expense for the three months ended March 31, 2016, totaled $10.5 million, an increase of $1.8 million compared to the three months ended March 31, 2015. The increase is primarily due to a higher balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.1% and 4.0% for the three months ended March 31, 2016 and 2015, respectively.

State Income Tax
We recorded a state income tax expense of $95,000 and $101,000 for the three months ended March 31, 2016 and 2015, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
In March 2016, we amended our senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018, increasing the size of the Credit Agreement from $850 million to $1.2 billion, which is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the three months ended March 31, 2016, we received advances totaling $522.0 million and repaid $469.0 million, resulting in a net increase of $53.0 million under the Credit Agreement and an outstanding balance of $765.0 million at March 31, 2016. We have no letters of credit outstanding under the Credit Agreement at March 31, 2016, and the available capacity under the Credit Agreement is $435.0 million at March 31, 2016.
If any particular lender under the Credit Agreement could not honor its commitment, we believe the unused capacity that would be available from the remaining lenders would be sufficient to meet our borrowing needs. Additionally, we review publicly available information on the lenders in order to monitor their financial stability and assess their ongoing ability to honor their

Table of Contentsril 19,

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

In February 2016, we paid regular quarterly cash distributions of $0.565 on all units in an aggregate amount of $45.0 million including $10.9 million of incentive distribution payments to our general partner.

Contemporaneously with our UNEV Pipeline interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. We expect HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter to end in the third quarter of 2016.

Cash and cash equivalents decreased by $6.0 million during the three months ended March 31, 2016. The cash flows provided by operating activities of $48.3 million were less than the cash flows used for financing activities of $36.5 million and investing activities of $17.8 million. Working capital increased by $8.5 million to $20.7 million at March 31, 2016, from $12.2 million at December 31, 2015.

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $12.5 million from $60.8 million for the three months ended March 31, 2015, to $48.3 million for the three months ended March 31, 2016. This decrease is due principally to $16.0 million of higher payments of affiliate accounts payable partially offset by higher cash receipts for services performed in the three months ended March 31, 2016, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $17.8 million for the three months ended March 31, 2016, compared to $51.5 million for the three months ended March 31, 2015, an increase of $33.7 million. During the three months ended March 31, 2016 and 2015, we invested $17.9 million and $24.2 million in additions to properties and equipment, respectively. We purchased the El Dorado crude tank assets for $27.5 million in March 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $36.5 million for the three months ended March 31, 2016, compared to $6.3 million for the three months ended March 31, 2015, an increase of $30.2 million. During the three months ended March 31, 2016, we received $522.0 million and repaid $469.0 million in advances under the Credit Agreement. Additionally, we paid $45.0 million in regular quarterly cash distributions to our general and limited partners, $1.3 million to our noncontrolling interest and $0.8 million for the purchase of common units for recipients of our incentive grants. We also paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016, and we paid $3.0 million in deferred financing charges to amend our credit agreement. During the three months ended March 31, 2015, we received $153.5 million and repaid $130.5 million in advances under the Credit Agreement. We paid $40.9 million in regular quarterly cash distributions to our general and limited partners, distributed $1.3 million to our noncontrolling interest, and paid $0.2 million for the purchase of common units for recipients of our incentive grants.

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

We are currently evaluating a potential dropdown from HFC of certain assets related to the initial phase of the expansion at HFC’s Woods Cross refinery in the second half of 2016.
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

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2016, and ending in June 2032, subject to certain limitations.

Credit Agreement
In March 2016, we amended our senior secured revolving credit facility (the “Credit Agreement”) increasing the size of the Credit Agreement from $850 million to $1.2 billion. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital as well as for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets. Indebtedness under the Credit Agreement involves recourse to HEP Logistics, our general partner, and is guaranteed by our material wholly-owned subsidiaries. Any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant. We may prepay all loans at any time without penalty, except for payment of certain breakage and related costs.

The Credit Agreement imposes certain requirements on us with which we were in compliance with as of March 31, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300.0 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020. The 6.5% Senior Notes are unsecured and impose certain restrictive covenants, with which we were in compliance as of March 31, 2016, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. At any time when the 6.5% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6.5% Senior Notes.

Table of Contentsril 19,

Indebtedness under the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Credit Agreement	$765,000	$712,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(3,056)	(3,248)
	296,944	296,752

Total long-term debt	$1,061,944	$1,008,752

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2016 and 2015. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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

Table of Contentsril 19,

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2016, we have a net accrual of $7.4 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2016. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018. We are evaluating the impact of this standard.

Consolidation
In February 2015, the FASB issued a standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We adopted the new standard effective January 1, 2016. This standard had no impact on the entities we consolidate.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard will become effective beginning with our 2018 reporting year. We are evaluating the impact of this standard.

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard.

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We have adopted this standard as of January 1, 2016, as required. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million for the three months ending March 31, 2015. This reduction had no impact on the historical earnings per unit.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million of Credit Agreement advances. The swaps effectively convert $150.0 million

Table of Contentsril 19,

of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At March 31, 2016, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2016, the fair value of our 6.5% Senior Notes was $295.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at March 31, 2016, would result in a change of approximately $7.2 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2016, borrowings outstanding under the Credit Agreement were $765.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $150.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $615.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed below and in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this quarterly report and in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
January 2016	—	$—	—	$—
February 2016	13,965	$26.64	—	$—
March 2016	13,300	$30.98	—	$—
Total for January through March	27,265		—

We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The units reported represent (a) purchases of 13,300 common units in the open market for delivery to the recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 13,965 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards at the time of grant) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 4, 2016	/s/ Richard L. Voliva III
Richard L. Voliva III
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2016	/s/ Kenneth P. Norwood
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

3.4
Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated April 11, 2008 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated April 15, 2008, File No. 1-32225).

3.5
Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated January 16, 2013 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2013, File No. 1-32225).

3.6
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated as of July 12, 2012 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated July 12, 2012, File No. 1-32225).

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

4.1+	Fifth Supplemental Indenture dated March 22, 2016, among El Dorado Osage LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.
10.1
LLC Interest Purchase Agreement dated February 22, 2016 by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.89 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.2
Refined Products Terminal Transfer Agreement dated February 22, 2016 by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.90 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.3
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

10.4
Second Amended and Restated Pipelines and Terminals Agreement dated February 22, 2016 by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.5
Fourteenth Amended and Restated Omnibus Agreement dated February 22, 2016 by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

10.6
Amended and Restated Master Throughput Agreement dated February 22, 2016 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 001-32225).

Table of Contentsril 19,

10.7
Agreement and Amendment No. 5 to Second Amended and Restated Credit Agreement dated March 10, 2016, among Holly Energy Partners - Operating, L.P., certain of its affiliates acting as guarantors, Wells Fargo Bank, National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated March 11, 2016, File No. 1-32225).

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

101**
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
**	Filed electronically herewith.