Form 10-Q
period 2016-06-30
HOLLY ENERGY PARTNERS LP
filed 2016-08-03
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s outstanding common units at July 29, 2016 was 59,101,847.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	June 30, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$4,882	$15,013
Accounts receivable:
Trade	7,288	8,593
Affiliates	42,845	32,482
	50,133	41,075
Prepaid and other current assets	4,638	5,054
Total current assets	59,653	61,142

Properties and equipment, net	1,054,162	1,059,179
Transportation agreements, net	70,330	73,805
Goodwill	256,498	256,498
Equity method investments	165,362	79,438
Other assets	11,324	13,703
Total assets	$1,617,329	$1,543,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$12,245	$10,948
Affiliates	9,182	11,635
	21,427	22,583

Accrued interest	6,661	6,752
Deferred revenue	9,553	12,016
Accrued property taxes	5,174	3,764
Other current liabilities	3,298	3,809
Total current liabilities	46,113	48,924

Long-term debt	1,083,136	1,008,752
Other long-term liabilities	17,190	20,744
Deferred revenue	42,474	39,063

Class B unit	37,705	33,941

Equity:
Partners’ equity:
Common unitholders (59,101,847 and 58,657,048 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	433,551	428,019
General partner interest (2% interest)	(137,882)	(130,297)
Accumulated other comprehensive income (loss)	(405)	190
Total partners’ equity	295,264	297,912
Noncontrolling interest	95,447	94,429
Total equity	390,711	392,341
Total liabilities and equity	$1,617,329	$1,543,765
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Revenues:
Affiliates	$79,179	$68,297	$162,025	$140,552
Third parties	15,718	15,182	34,882	32,683
	94,897	83,479	196,907	173,235
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,255	25,400	54,177	53,465
Depreciation and amortization	15,709	15,179	32,260	29,977
General and administrative	2,863	2,696	5,954	5,986
	45,827	43,275	92,391	89,428
Operating income	49,070	40,204	104,516	83,807

Other income (expense):
Equity in earnings of equity method investments	3,623	631	6,388	1,365
Interest expense	(11,276)	(9,056)	(21,811)	(17,824)
Interest income	112	3	224	3
Gain (loss) on sale of assets	(5)	50	(5)	209
Other income (expense)	5	21	(3)	21
	(7,541)	(8,351)	(15,207)	(16,226)
Income before income taxes	41,529	31,853	89,309	67,581
State income tax benefit (expense)	(54)	64	(149)	(37)
Net income	41,475	31,917	89,160	67,544
Allocation of net income attributable to noncontrolling interests	(2,355)	(1,743)	(7,282)	(5,770)
Net income attributable to Holly Energy Partners	39,120	30,174	81,878	61,774
General partner interest in net income, including incentive distributions	(12,677)	(9,969)	(24,562)	(19,576)
Limited partners’ interest in net income	$26,443	$20,205	$57,316	$42,198
Limited partners’ per unit interest in earnings—basic and diluted	$0.45	$0.34	$0.96	$0.71
Weighted average limited partners’ units outstanding	58,865	58,657	58,761	58,657

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Net income	$41,475	$31,917	$89,160	$67,544
Other comprehensive income:
Change in fair value of cash flow hedging instruments	(255)	(306)	(938)	(1,586)
Reclassification adjustment to net income on partial settlement of cash flow hedge	113	528	343	1,059
Other comprehensive income (loss)	(142)	222	(595)	(527)
Comprehensive income before noncontrolling interest	41,333	32,139	88,565	67,017
Allocation of comprehensive income to noncontrolling interests	(2,355)	(1,743)	(7,282)	(5,770)
Comprehensive income attributable to Holly Energy Partners	$38,978	$30,396	$81,283	$61,247

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015 (1)
Cash flows from operating activities
Net income	$89,160	$67,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,260	29,977
(Gain) loss on sale of assets	5	(209)
Amortization of deferred charges	1,376	930
Amortization of restricted and performance units	1,193	1,762
Distributions less than income from equity investments	(414)	—
(Increase) decrease in operating assets:
Accounts receivable—trade	2,564	(4,514)
Accounts receivable—affiliates	(10,183)	5,064
Prepaid and other current assets	416	(311)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(637)	(1,610)
Accounts payable—affiliates	(2,454)	2,573
Accrued interest	(91)	168
Deferred revenue	948	3,600
Accrued property taxes	1,409	1,632
Other current liabilities	(979)	(242)
Other, net	(381)	3,890
Net cash provided by operating activities	114,192	110,254

Cash flows from investing activities
Additions to properties and equipment	(32,667)	(42,343)
Purchase of El Dorado crude tanks	—	(27,500)
Purchase of interest in Cheyenne Pipeline	(42,500)	—
Proceeds from sale of assets and other	18	965
Distributions in excess of equity in earnings of equity investments	1,496	198
Net cash used for investing activities	(73,653)	(68,680)

Cash flows from financing activities
Borrowings under credit agreement	239,000	254,100
Repayments of credit agreement borrowings	(165,000)	(221,100)
Contributions from HFC for El Dorado Operating acquisition	—	18,888
Contributions from general partner	120	—
Distribution to HFC for Osage acquisition	(1,245)	—
Proceeds from issuance of common units	13,690	—
Distributions to HEP unitholders	(91,109)	(82,614)
Distributions to noncontrolling interest	(2,500)	(2,875)
Distribution to HFC for Tulsa tank acquisition	(39,500)	—
Contributions from HFC for Tulsa tank expenditures	99	722
Purchase of units for incentive grants	(784)	(247)
Deferred financing costs	(3,084)	—
Other	(357)	(854)
Net cash used by financing activities	(50,670)	(33,980)

Cash and cash equivalents
Increase (decrease) for the period	(10,131)	7,594
Beginning of period	15,013	2,830
End of period	$4,882	$10,424

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2015 (1)	$428,019	$(130,297)	$190	$94,429	$392,341
Contribution from HFC for Osage transaction	—	31,285	—	—	31,285
Contribution from HFC	—	299	—	—	299
Distribution to HFC for Tulsa tank acquisition	—	(39,500)	—	—	(39,500)
Contribution from HFC for Tulsa tank expenditures	—	99	—	—	99
Distributions to HEP unitholders	(66,854)	(24,255)	—	—	(91,109)
Distributions to noncontrolling interest	—	—	—	(2,500)	(2,500)
Issuance of common units	14,586	—	—	—	14,586
Purchase of units for incentive grants	(784)	—	—	—	(784)
Amortization of restricted and performance units	1,193	—	—	—	1,193
Class B unit accretion	(3,689)	(75)	—	—	(3,764)
Net income	61,080	24,562	—	3,518	89,160
Other comprehensive loss	—	—	(595)	—	(595)
Balance June 30, 2016	$433,551	$(137,882)	$(405)	$95,447	$390,711

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

We own and operate petroleum product and crude oil pipelines, terminals, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Frontier Aspen, LLC, a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC and a 25% interest in SLC Pipeline LLC.

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

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6.0% senior unsecured notes due in 2024 (the “6.0% Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We intend to use our net proceeds for general partnership purposes.

Acquisitions

Cheyenne Pipeline
On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.5 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline LLC will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 barrel per day capacity.

Tulsa Tanks
On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains for $39.5 million. In 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on HFC’s balance sheet and were depreciated for accounting purposes.

As we are a consolidated variable interest entity (“VIE”) of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these crude oil tanks were owned for all periods while we were under common control of HFC. The 2015 consolidated income statement was adjusted to reflect a $0.2 million and a $0.4 million increase in operating costs and expenses for the three and six months ended June 30, 2015, respectively. The consolidated balance sheet was adjusted to reflect

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

increases of $9.3 million in net properties and equipment, $0.1 million in other long-term liabilities and $9.2 million in general partner interest at December 31, 2015. The consolidated statement of cash flows for the six months ended June 30, 2015, reflects these changes in cash flows from investing and financing activities.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and are working to transition into that role. Since we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our net carrying basis in the El Paso terminal of $12.1 million with the difference treated as a contribution from HFC. The carrying value of our 50% membership interest in Osage of $44.5 million exceeds the amount of the underlying equity in net assets recorded by Osage by $33.1 million.

El Dorado Operating
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

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in El Dorado Operating’s assets and liabilities. We have retrospectively adjusted our financial position and operating results as if El Dorado Operating were a consolidated subsidiary for all periods while we were under common control of HFC. The consolidated statement of cash flows for the six months ending June 30, 2015, reflects a $18.9 million recast between investing activities and financing activities.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. This reduction had no impact on the historical earnings per unit.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		June 30, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$—	$—	$304	$304

Liabilities:
6.5% Senior notes	Level 2	$297,136	$301,500	$296,752	$295,500
Interest rate swaps	Level 2	405	405	114	114
		$297,541	$301,905	$296,866	$295,614

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2016	December 31, 2015 (1)
	(In thousands)
Pipelines, terminals and tankage	$1,199,857	$1,231,597
Land and right of way	65,273	66,215
Refinery assets	64,371	63,336
Construction in progress	52,759	28,249
Other	24,524	22,200
	1,406,784	1,411,597
Less accumulated depreciation	352,622	352,418
	$1,054,162	$1,059,179
(1) Retrospectively adjusted as described in Note 1.

We capitalized $0.3 million and $0.6 million in interest attributable to construction projects during the six months ended June 30, 2016 and 2015, respectively.

Depreciation expense was $28.5 million and $26.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	63,884	60,409
	$70,330	$73,805

Amortization expense was $3.5 million for each of the six months ended June 30, 2016 and 2015.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated VIE of HFC; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 5:	Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.3 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs related to these employees.
We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights.

As of June 30, 2016, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.5 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2016, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,487,498 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted unit activity and changes during the six months ended June 30, 2016, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016 (nonvested)	101,408	$33.63
Granted	10,725	24.48
Forfeited	(3,030)	34.21
Outstanding at June 30, 2016 (nonvested)	109,103	$32.71

As of June 30, 2016, there was $1.6 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1.1 years.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of June 30, 2016, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We granted 10,725 performance units during the six months ended June 30, 2016. Performance units granted in 2015 and during the six months ended June 30, 2016, vest over a three-year performance period ending December 31, 2018 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the six months ended June 30, 2016, is presented below:

Performance Units	Units
Outstanding at January 1, 2016 (nonvested)	45,494
Granted	10,725
Vesting and transfer of common units to recipients	(26,157)
Forfeited	(2,679)
Outstanding at June 30, 2016 (nonvested)	27,383

The grant-date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2016, was $1.1 million. Based on the weighted average fair value of performance units outstanding at June 30, 2016, of $0.8 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance as of June 30, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6.0% senior unsecured notes due in 2024 (the “6.0% Senior Notes” and together with the 6.5 % Senior Notes, the “Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6.5% Senior Notes as of June 30, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit Agreement
Amount outstanding	$786,000	$712,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,864)	(3,248)
	297,136	296,752

Total long-term debt	$1,083,136	$1,008,752

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of June 30, 2016, we had no ineffectiveness on our cash flow hedges.

At June 30, 2016, we have accumulated other comprehensive loss of $0.4 million that relates to our current cash flow hedging instruments. Approximately $0.4 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other long-term liabilities	$(405)	Accumulated other comprehensive income	$(405)
		$(405)		$(405)

December 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR-based debt interest)	Other long-term assets	$304	Accumulated other comprehensive loss	$304
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	(114)	Accumulated other comprehensive income	(114)
		$190		$190

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$10,284	$7,488
6.5% Senior Notes	9,757	9,757
Amortization of discount and deferred debt issuance costs	1,376	930
Commitment fees and other	679	261
Total interest incurred	22,096	18,436
Less capitalized interest	285	612
Net interest expense	$21,811	$17,824
Cash paid for interest	$20,736	$17,280

Capital Lease Obligations
Our capital lease obligations, which relate to vehicle leases with initial terms of 0 to 36 months, are $3.0 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively. The total cost of assets under capital leases was $4.6 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively, with accumulated depreciation of $1.6 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 92% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
HFC	83%	82%	82%	81%
Alon	9%	10%	8%	10%

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2016, these agreements with HFC require minimum annualized payments to us of $261.4 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $79.2 million and $68.3 million for the three months ended June 30, 2016 and 2015, respectively, and $162.0 million and $140.6 million for the six months ended June 30, 2016 and 2015, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2016 and 2015 and $1.2 million for each of the six months ended June 30, 2016 and 2015.

•
We reimbursed HFC for costs of employees supporting our operations of $9.5 million and $7.5 million for the three months ended June 30, 2016 and 2015, respectively, and $19.4 million and $16.2 million for the six months ended June 30, 2016 and 2015, respectively.

•
HFC reimbursed us $5.0 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively, for reimbursable expense and capital projects and $6.7 million and $7.0 million for the six months ended June 30, 2016 and 2015, respectively.

•
We distributed $25.3 million and $22.3 million for the three months ended June 30, 2016 and 2015, respectively, and $49.8 million and $43.9 million for the six months ended June 30, 2016 and 2015, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $42.8 million and $32.5 million at June 30, 2016, and December 31, 2015, respectively.

•	Accounts payable to HFC were $9.2 million and $11.6 million at June 30, 2016, and December 31, 2015, respectively.

•
Revenues for the six months ended June 30, 2016 and 2015, include $5.5 million and $6.0 million, respectively, of shortfall payments billed in 2015 and 2014, respectively. Deferred revenue in the consolidated balance sheets at June 30, 2016, and December 31, 2015, includes $3.2 million and $6.4 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $3.2 million deferred at June 30, 2016.

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

•	On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains for $39.5 million. See Note 1 for a description of this transaction.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 9:	Partners’ Equity

As of June 30, 2016, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us. Additionally, HFC owned all incentive distribution rights in us.

Continuous Offering Program
On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2016, HEP has issued 444,799 units under this program, providing $14.9 million in gross proceeds. We accrued sales commissions of $0.3 million associated with the issuance of these units. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $0.3 million as of June 30, 2016.

We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
General partner interest in net income	$540	$185	$953	$431
General partner incentive distribution	12,137	9,784	23,609	19,145
Total general partner interest in net income	$12,677	$9,969	$24,562	$19,576

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On July 22, 2016, we announced our cash distribution for the second quarter of 2016 of $0.585 per unit. The distribution is payable on all common and general partner units and will be paid August 12, 2016, to all unitholders of record on August 1, 2016.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
General partner interest in distribution	$978	$877	$1,927	$1,738
General partner incentive distribution	12,137	9,784	23,609	19,145
Total general partner distribution	13,115	10,661	25,536	20,883
Limited partner distribution	34,575	31,968	68,302	63,496
Total regular quarterly cash distribution	$47,690	$42,629	$93,838	$84,379
Cash distribution per unit applicable to limited partners	$0.5850	$0.5450	$1.1600	$1.0825

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

Note 10:	Net Income Per Limited Partner Unit

Net income per unit applicable to the limited partners is computed using the two-class method, because we have more than one class of participating securities.  The classes of participating securities as of June 30, 2016, included common units, general partner units and incentive distribution rights (IDRs). To the extent net income attributable to the partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings.

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business or asset, prior to the closing of the transaction, are allocated entirely to our general partner and presented as net income (loss) attributable to predecessors as shown below. The earnings per unit of our limited partners prior to the close of the transaction do not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$39,120	$30,174	$81,878	$61,774
Net loss attributable to predecessors	—	227	239	430
Net Income attributable to partnership	39,120	30,401	82,117	62,204
Less: General partner’s distribution declared (including IDRs)	(13,115)	(10,661)	(25,536)	(20,883)
Limited partner’s distribution declared on common units	(34,575)	(31,968)	(68,302)	(63,496)
Distributions in excess of net income attributable to partnership	(8,570)	(12,228)	(11,721)	(22,175)

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended June 30, 2016
Net income attributable to partnership:
Distributions declared	$13,115	$34,575	$47,690
Distributions in excess of net income attributable to partnership	(171)	(8,399)	(8,570)
Net income attributable to partnership	$12,944	$26,176	$39,120
Weighted average limited partners' units outstanding		58,865
Limited partners' per unit interest in earnings - basic and diluted		$0.45

Three Months Ended June 30, 2015
Net income attributable to partnership:
Distributions declared	$10,661	$31,968	$42,629
Distributions in excess of net income attributable to partnership	(245)	(11,983)	(12,228)
Net income attributable to partnership	$10,416	$19,985	$30,401
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$0.34

Six Months Ended June 30, 2016
Net income attributable to partnership:
Distributions declared	$25,536	$68,302	$93,838
Distributions in excess of net income attributable to partnership	(234)	(11,487)	(11,721)
Net income attributable to partnership	$25,302	$56,815	$82,117
Weighted average limited partners' units outstanding		58,761
Limited partners' per unit interest in earnings - basic and diluted		$0.96

Six Months Ended June 30, 2015
Net income attributable to partnership:
Distributions declared	$20,883	$63,496	$84,379
Distributions in excess of net income attributable to partnership	(444)	(21,731)	(22,175)
Net income attributable to partnership	$20,439	$41,765	$62,204
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$0.71

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 11:	Environmental

We incurred $0.2 million for environmental remediation obligations for the three months ended June 30, 2016 and no expense for the three months ended June 30, 2015. For the six months ended June 30, 2016, we incurred $0.2 million for environmental expense, and we incurred $4.2 million for the six months ended June 30, 2015. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $7.2 million and $7.7 million at June 30, 2016, and December 31, 2015, respectively, of which $5.7 million and $6.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of June 30, 2016, and December 31, 2015, our accrued environmental liability included $0.9 million and $6.4 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 12:	Contingencies

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

June 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$393	$4,487	$—	$4,882
Accounts receivable	—	44,951	5,345	(163)	50,133
Prepaid and other current assets	86	3,284	1,268	—	4,638
Total current assets	88	48,628	11,100	(163)	59,653

Properties and equipment, net	—	675,929	378,233	—	1,054,162
Investment in subsidiaries	598,391	286,340	—	(884,731)	—
Transportation agreements, net	—	70,330	—	—	70,330
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	165,362	—	—	165,362
Other assets	677	10,647	—	—	11,324
Total assets	$599,156	$1,513,734	$389,333	$(884,894)	$1,617,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$18,837	$2,753	$(163)	$21,427
Accrued interest	6,500	161	—	—	6,661
Deferred revenue	—	7,931	1,622	—	9,553
Accrued property taxes	—	2,205	2,969	—	5,174
Other current liabilities	11	3,263	24	—	3,298
Total current liabilities	6,511	32,397	7,368	(163)	46,113

Long-term debt	297,136	786,000	—	—	1,083,136
Other long-term liabilities	245	16,767	178	—	17,190
Deferred revenue	—	42,474	—	—	42,474
Class B unit	—	37,705	—	—	37,705
Equity - partners	295,264	598,391	381,787	(980,178)	295,264
Equity - noncontrolling interest	—	—	—	95,447	95,447
Total liabilities and equity	$599,156	$1,513,734	$389,333	$(884,894)	$1,617,329

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$74,787	$4,392	$—	$79,179
Third parties	—	11,691	4,027	—	15,718
	—	86,478	8,419	—	94,897
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	24,444	2,811	—	27,255
Depreciation and amortization		11,922	3,787	—	15,709
General and administrative	971	1,892	—	—	2,863
	971	38,258	6,598	—	45,827
Operating income (loss)	(971)	48,220	1,821	—	49,070
Equity in earnings of subsidiaries	45,164	1,370	—	(46,534)	—
Equity in earnings of equity method investments	—	3,623	—	—	3,623
Interest expense	(5,073)	(6,203)	—	—	(11,276)
Interest income	—	107	5	—	112
Loss on sale of assets	—	(5)	—	—	(5)
Other income (expense)	—	5	—	—	5
	40,091	(1,103)	5	(46,534)	(7,541)
Income (loss) before income taxes	39,120	47,117	1,826	(46,534)	41,529
State income tax expense	—	(54)	—	—	(54)
Net income (loss)	39,120	47,063	1,826	(46,534)	41,475
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(2,355)	(2,355)
Net income (loss) attributable to Holly Energy Partners	39,120	47,063	1,826	(48,889)	39,120
Other comprehensive income (loss)	(142)	(142)	—	142	(142)
Comprehensive income (loss) attributable to Holly Energy Partners	$38,978	$46,921	$1,826	$(48,747)	$38,978

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$64,727	$3,545	$25	$68,297
Third parties	—	11,895	3,287	—	15,182
	—	76,622	6,832	25	83,479
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	22,222	3,153	25	25,400
Depreciation and amortization	—	11,432	3,747	—	15,179
General and administrative	637	2,059	—	—	2,696
	637	35,713	6,900	25	43,275
Operating income (loss)	(637)	40,909	(68)	—	40,204
Equity in earnings of subsidiaries	36,111	(88)	—	(36,023)	—
Equity in earnings of equity method investments	—	631	—	—	631
Interest expense	(5,073)	(3,983)	—	—	(9,056)
Interest income	—	3	—	—	3
Gain on sale of assets	—	50	—	—	50
Other income (expense)	—	70	(49)	—	21
	31,038	(3,317)	(49)	(36,023)	(8,351)
Income (loss) before income taxes	30,401	37,592	(117)	(36,023)	31,853
State income tax expense	—	64	—	—	64
Net income (loss)	30,401	37,656	(117)	(36,023)	31,917
Allocation of net (income) attributable to noncontrolling interests	—	—	—	(1,743)	(1,743)
Net income (loss) attributable to Holly Energy Partners	30,401	37,656	(117)	(37,766)	30,174
Other comprehensive income (loss)	222	222	—	(222)	222
Comprehensive income (loss) attributable to Holly Energy Partners	$30,623	$37,878	$(117)	$(37,988)	$30,396

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$147,039	$14,986	$—	$162,025
Third parties	—	22,423	12,459	—	34,882
	—	169,462	27,445	—	196,907
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	48,335	5,842	—	54,177
Depreciation and amortization	—	24,715	7,545	—	32,260
General and administrative	2,136	3,818	—	—	5,954
	2,136	76,868	13,387	—	92,391
Operating income (loss)	(2,136)	92,594	14,058	—	104,516
Equity in earnings (loss) of subsidiaries	94,154	10,553	—	(104,707)	—
Equity in earnings of equity method investments	—	6,388	—	—	6,388
Interest expense	(10,140)	(11,671)	—	—	(21,811)
Interest income	—	212	12	—	224
Loss on sale of assets	—	(5)	—	—	(5)
Other income (expense)	—	(4)	1	—	(3)
	84,014	5,473	13	(104,707)	(15,207)
Income (loss) before income taxes	81,878	98,067	14,071	(104,707)	89,309
State income tax expense	—	(149)	—	—	(149)
Net income (loss)	81,878	97,918	14,071	(104,707)	89,160
Allocation of net income attributable to noncontrolling interests	—	—	—	(7,282)	(7,282)
Net income (loss) attributable to Holly Energy Partners	81,878	97,918	14,071	(111,989)	81,878
Other comprehensive income (loss)	(595)	(595)	—	595	(595)
Comprehensive income (loss)	$81,283	$97,323	$14,071	$(111,394)	$81,283

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$127,783	$12,769	$—	$140,552
Third parties	—	23,282	9,401	—	32,683
	—	151,065	22,170	—	173,235
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	47,852	5,613	—	53,465
Depreciation and amortization	—	22,498	7,479	—	29,977
General and administrative	1,700	4,286	—	—	5,986
	1,700	74,636	13,092	—	89,428
Operating income (loss)	(1,700)	76,429	9,078	—	83,807
Equity in earnings (loss) of subsidiaries	74,044	6,772	—	(80,816)	—
Equity in earnings of equity method investments	—	1,365	—	—	1,365
Interest expense	(10,140)	(7,684)	—	—	(17,824)
Interest income	—	3	—	—	3
Gain on sale of assets	—	209	—	—	209
Other income	—	70	(49)	—	21
	63,904	735	(49)	(80,816)	(16,226)
Income (loss) before income taxes	62,204	77,164	9,029	(80,816)	67,581
State income tax expense	—	(37)	—	—	(37)
Net income (loss)	62,204	77,127	9,029	(80,816)	67,544
Allocation of net income attributable to noncontrolling interests	—	—	—	(5,770)	(5,770)
Net income (loss) attributable to Holly Energy Partners	62,204	77,127	9,029	(86,586)	61,774
Other comprehensive income (loss)	(527)	(527)	—	527	(527)
Comprehensive income (loss)	$61,677	$76,600	$9,029	$(86,059)	$61,247

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(10,608)	$113,145	$19,155	$(7,500)	$114,192

Cash flows from investing activities
Additions to properties and equipment	—	(18,440)	(14,227)	—	(32,667)
Purchase of investment in Frontier Pipeline	—	(42,500)	—	—	(42,500)
Proceeds from sale of assets	—	18	—	—	18
Distributions in excess of equity in earnings of equity investments	—	1,496	—	—	1,496
	—	(59,426)	(14,227)	—	(73,653)

Cash flows from financing activities
Net borrowings under credit agreement	—	74,000	—	—	74,000
Net intercompany financing activities	86,789	(86,789)	—	—	—
Proceeds from issuance of common units	14,586	(896)	—	—	13,690
Contribution from general partner	120	—	—	—	120
Contribution from general partner for Osage	31,285	(31,285)	—	—	—
Distributions to HEP unitholders	(91,109)	—	—	—	(91,109)
Distribution to HFC for Osage	—	(1,245)	—	—	(1,245)
Distributions to HFC for Tulsa tank acquisition	(30,378)	(9,122)	—	—	(39,500)
Contributions from HFC for Tulsa tank expenditures	99	—	—	—	99
Distributions to noncontrolling interests	—	—	(10,000)	7,500	(2,500)
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing cost	—	(3,084)	—	—	(3,084)
Other	—	(357)	—	—	(357)
	10,608	(58,778)	(10,000)	7,500	(50,670)

Cash and cash equivalents
Increase (decrease) for the period	—	(5,059)	(5,072)	—	(10,131)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$393	$4,487	$—	$4,882

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(9,639)	$111,307	$15,358	$(6,772)	$110,254

Cash flows from investing activities
Additions to properties and equipment	—	(41,559)	(784)	—	(42,343)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Proceeds from sale of assets	—	965	—	—	965
Distributions from noncontrolling interest	—	1,853	—	(1,853)	—
Distributions in excess of equity in earnings of equity investments	—	198	—	—	198
	—	(66,043)	(784)	(1,853)	(68,680)

Cash flows from financing activities
Net repayments under credit agreement	—	33,000	—	—	33,000
Net intercompany financing activities	92,498	(92,498)	—	—	—
Contributions from HFC for El Dorado Operating acquisition	—	18,888	—	—	18,888
Distributions to HEP unitholders	(82,614)	—	—	—	(82,614)
Contribution from HFC for Tulsa tank expenditures	—	722	—	—	722
Distributions to noncontrolling interests	—	—	(11,500)	8,625	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Other	—	(854)	—	—	(854)
	9,637	(40,742)	(11,500)	8,625	(33,980)

Cash and cash equivalents
Increase (decrease) for the period	(2)	4,522	3,074	—	7,594
Beginning of period	2	2,828	—	—	2,830
End of period	$—	$7,350	$3,074	$—	$10,424

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Kansas. HFC owns a 39% interest in us, including the 2% general partnership interest.

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

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2016, HEP has issued 444,799 units under this program, providing $14.9 million in gross proceeds. We accrued sales commissions of $0.3 million associated with the issuance of these units. We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6.0% senior unsecured notes due in 2024. We used the net proceeds to repay indebtedness under our revolving credit agreement.

We believe the long-term growth of global refined product demand and US crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

UNEV Pipeline Interest Acquisition
Under the terms of the transaction to acquire HFC’s 75% interest in UNEV in 2012, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments were required for the period ending June 30, 2016.

Contemporaneously with this transaction, HEP Logistics Holdings, L.P. (“HEP Logistics”) (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter will end in the third quarter of 2016. In connection with the transaction, we entered into 15-year throughput agreements with shippers, which currently require minimum annual revenue commitments to us of $30 million.
Acquisitions
On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.5 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 barrel per day capacity.

Table of Contentsril 19,

On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. for $39.5 million. In connection with this transaction, we expect to enter into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $6.4 million.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and are working to transition into that role. Since we are a consolidated variable interest entity of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our carrying basis in the El Paso terminal of $12.1 million with the difference treated as a contribution from HFC.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC has agreed to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2016, these agreements with HFC require minimum annualized payments to us of $261.4 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of June 30, 2016, these agreements with Alon require minimum annualized payments to us of $32.3 million.

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

Under HLS’s Secondment Agreement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

We have a long-term strategic relationship with HFC. Our current growth plan is to continue to pursue purchases of logistic and other assets at HFC’s existing refining locations in New Mexico, Utah, Oklahoma, Kansas and Wyoming. We also expect to work

Table of Contentsril 19,

with HFC on logistic asset acquisitions that support HFC’s refinery acquisition strategies. Furthermore, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,392	$18,245	$1,147
Affiliates—intermediate pipelines	6,780	7,172	(392)
Affiliates—crude pipelines	18,581	15,096	3,485
	44,753	40,513	4,240
Third parties—refined product pipelines	11,434	11,213	221
	56,187	51,726	4,461
Terminals, tanks and loading racks:
Affiliates	30,250	27,784	2,466
Third parties	4,285	3,969	316
	34,535	31,753	2,782

Affiliates—refinery processing units	4,175	—	4,175

Total revenues	94,897	83,479	11,418
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,255	25,400	1,855
Depreciation and amortization	15,709	15,179	530
General and administrative	2,863	2,696	167
	45,827	43,275	2,552
Operating income	49,070	40,204	8,866
Other income (expense):
Equity in earnings of equity method investments	3,623	631	2,992
Interest expense, including amortization	(11,276)	(9,056)	(2,220)
Interest income	112	3	109
Gain (loss) on sale of assets	(5)	50	(55)
Other	5	21	(16)
	(7,541)	(8,351)	810
Income before income taxes	41,529	31,853	9,676
State income tax benefit (expense)	(54)	64	(118)
Net income	41,475	31,917	9,558
Allocation of net income attributable to noncontrolling interests	(2,355)	(1,743)	(612)
Net income attributable to Holly Energy Partners	39,120	30,174	8,946
General partner interest in net income, including incentive distributions (1)	(12,677)	(9,969)	(2,708)
Limited partners’ interest in net income	$26,443	$20,205	$6,238
Limited partners’ earnings per unit—basic and diluted (1)	$0.45	$0.34	$0.11
Weighted average limited partners’ units outstanding	58,865	58,657	208
EBITDA (2)	$66,047	$54,342	$11,705
Distributable cash flow (3)	$55,709	$47,299	$8,410

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	125,535	121,982	3,553
Affiliates—intermediate pipelines	135,165	143,140	(7,975)
Affiliates—crude pipelines	278,414	295,793	(17,379)
	539,114	560,915	(21,801)
Third parties—refined product pipelines	74,386	73,659	727
	613,500	634,574	(21,074)
Terminals and loading racks:
Affiliates	418,233	420,564	(2,331)
Third parties	71,415	79,133	(7,718)
	489,648	499,697	(10,049)

Affiliates—refinery processing units	50,376	—	50,376

Total for pipelines and terminal and refiney processing unit assets (bpd)	1,153,524	1,134,271	19,253

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$44,574	$40,786	$3,788
Affiliates—intermediate pipelines	14,193	14,034	159
Affiliates—crude pipelines	36,072	32,090	3,982
	94,839	86,910	7,929
Third parties—refined product pipelines	26,200	24,936	1,264
	121,039	111,846	9,193
Terminals, tanks and loading racks:
Affiliates	58,503	53,642	4,861
Third parties	8,683	7,747	936
	67,186	61,389	5,797

Affiliates—refinery processing units	8,682	—	8,682

Total revenues	196,907	173,235	23,672
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	54,177	53,465	712
Depreciation and amortization	32,260	29,977	2,283
General and administrative	5,954	5,986	(32)
	92,391	89,428	2,963
Operating income	104,516	83,807	20,709
Other income (expense):
Equity in earnings of equity method investments	6,388	1,365	5,023
Interest expense, including amortization	(21,811)	(17,824)	(3,987)
Interest income	224	3	221
Gain (loss) on sale of assets	(5)	209	(214)
Other	(3)	21	(24)
	(15,207)	(16,226)	1,019
Income before income taxes	89,309	67,581	21,728
State income tax expense	(149)	(37)	(112)
Net income	89,160	67,544	21,616
Allocation of net income attributable to noncontrolling interests	(7,282)	(5,770)	(1,512)
Net income attributable to Holly Energy Partners	81,878	61,774	20,104
General partner interest in net income, including incentive distributions (1)	(24,562)	(19,576)	(4,986)
Limited partners’ interest in net income	$57,316	$42,198	$15,118
Limited partners’ earnings per unit—basic and diluted (1)	$0.96	$0.71	$0.25
Weighted average limited partners’ units outstanding	58,761	58,657	104
EBITDA (2)	$135,874	$109,609	$26,265
Distributable cash flow (3)	$111,075	$93,189	$17,886

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,983	118,724	10,259
Affiliates—intermediate pipelines	136,288	140,620	(4,332)
Affiliates—crude pipelines	282,923	289,285	(6,362)
	548,194	548,629	(435)
Third parties—refined product pipelines	76,360	72,546	3,814
	624,554	621,175	3,379
Terminals and loading racks:
Affiliates	387,628	367,538	20,090
Third parties	76,370	76,574	(204)
	463,998	444,112	19,886

Affiliates—refinery processing units	46,409	—	46,409

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,134,961	1,065,287	69,674

Table of Contentsril 19,

	June 30, 2016	December 31, 2015
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$4,882	$15,013
Working capital	$13,540	$12,218
Total assets	$1,617,329	$1,543,765
Long-term debt	$1,083,136	$1,008,752
Partners’ equity (5)	$295,264	$297,912

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$39,120	$30,174	$81,878	$61,774
Add (subtract):
Interest expense	10,493	8,562	20,435	16,894
Interest income	(112)	(3)	(224)	(3)
Amortization of discount and deferred debt issuance costs	783	494	1,376	930
State income tax expense (benefit)	54	(64)	149	37
Depreciation and amortization	15,709	15,179	32,260	29,977
EBITDA	$66,047	$54,342	$135,874	$109,609

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

Table of Contentsril 19,

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$39,120	$30,174	$81,878	$61,774
Add (subtract):
Depreciation and amortization	15,709	15,179	32,260	29,977
Amortization of discount and deferred debt issuance costs	783	494	1,376	930
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,731	1,355	(1,927)	(2,195)
Maintenance capital expenditures (4)	(2,661)	(1,870)	(4,322)	(3,519)
Increase (decrease) in environmental liability	(113)	(386)	(442)	3,471
Increase (decrease) in reimbursable deferred revenue	(628)	1,537	(1,155)	992
Other non-cash adjustments	1,768	816	3,407	1,759
Distributable cash flow	$55,709	$47,299	$111,075	$93,189

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

Results of Operations—Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Summary
Net income attributable to Holly Energy Partners for the second quarter was $39.1 million ($0.45 per basic and diluted limited partner unit) compared to $30.2 million ($0.34 per basic and diluted limited partner unit) for the second quarter of 2015. The increase in earnings is primarily due to our share of earnings from our acquisitions of 50% interests in Frontier Aspen LLC, Osage Pipe Line Company, LLC, and Cheyenne Pipeline LLC, our Tulsa crude tanks acquired in the first quarter of 2016, our refinery processing units acquired in the fourth quarter of 2015, and increased revenues from our 75% interest in the UNEV products pipeline, as well as annual tariff increases.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended June 30, 2016, include the recognition of $0.3 million of prior shortfalls billed to shippers in 2015 compared to revenues for the three months ended June 30, 2015, which included the recognition of $0.5 million of prior shortfalls billed to shippers in 2014. Additional shortfall billings of $2.4 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2016. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $94.9 million, an $11.4 million increase compared to the second quarter of 2015 primarily due to revenues from the El Dorado refinery processing units acquired in the fourth quarter of 2015, increased UNEV pipeline revenues, the inclusion of Tulsa crude tanks revenues as well as the effect of annual tariff increases. Overall pipeline volumes were down 3% compared to the three months ended June 30, 2015 largely due to decreased volumes from pipelines servicing HFC's Navajo refinery offset by increased volumes on the UNEV pipeline.

Revenues from our refined product pipelines were $30.8 million, an increase of $1.4 million compared to the second quarter of 2015, mainly due to increased revenue from UNEV of $1.3 million in addition to increased volumes and annual tariff increases.

Table of Contentsril 19,

Shipments averaged 199.9 mbpd compared to 195.6 mbpd for the second quarter of 2015 mainly due to increased throughput volumes on the UNEV pipeline.
Revenues from our intermediate pipelines were $6.8 million, an increase of $0.4 million, on shipments averaging 135.2 mbpd compared to 143.1 mbpd for the second quarter of 2015 mainly due to lower volumes from pipelines servicing HFC’s Navajo Refinery.
Revenues from our crude pipelines were $18.6 million, an increase of $3.5 million, on shipments averaging 278.4 mbpd compared to 295.8 mbpd for the second quarter of 2015. Revenues increased mainly due to tariff increases and an increase in deferred revenue recognized.

Revenues from terminal, tankage and loading rack fees were $34.5 million, an increase of $2.8 million compared to the second quarter of 2015. Refined products terminalled in the facilities averaged 489.6 mbpd compared to 499.7 mbpd for the second quarter of 2015. The volume decrease is mainly due to the transfer of the El Paso terminal to HollyFrontier in the first quarter of 2016 offset by the inclusion of volumes from our Tulsa crude tanks acquired in the first quarter of 2016. Revenues increased due to increased revenue from the Tulsa crude tanks as well as annual tariff increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended June 30, 2016, increased by $1.9 million compared to the three months ended June 30, 2015. The increase is mainly due to operating expenses from the newly acquired El Dorado processing units partially offset by lower environmental costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2016, increased by $0.5 million compared to the three months ended June 30, 2015. The increase is principally due to higher depreciation from our newly acquired El Dorado operating units.

General and Administrative
General and administrative costs for the three months ended June 30, 2016, increased by $0.2 million compared to the three months ended June 30, 2015 mainly due to increased professional fees and incentive compensation.

Equity in Earnings of Equity Method Investments

	Three months ended June 30,
Equity Method Investment	2016	2015
	(in thousands)
SLC Pipeline LLC	$1,089	$631
Frontier Aspen, LLC	938	—
Osage Pipe Line Company, LLC	1,233	—
Cheyenne Pipeline LLC	363	—
Total	$3,623	$631

Interest Expense
Interest expense for the three months ended June 30, 2016, totaled $11.3 million, an increase of $2.2 million compared to the three months ended June 30, 2015. The increase is primarily due to a higher balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.2% and 4.0% for the three months ended June 30, 2016 and 2015, respectively.

State Income Tax
We recorded a state income tax expense of $54,000 and a benefit of $64,000 for the three months ended June 30, 2016 and 2015, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2016, was $81.9 million compared to $61.8 million for the six months ended June 30, 2015. The increase in earnings is primarily due to our share of earnings from our acquisitions of 50% interests in Frontier Aspen LLC, Osage Pipe Line Company, LLC, and Cheyenne Pipeline LLC, our Tulsa crude tanks acquired in the first quarter of 2016, our refinery processing units acquired in the fourth quarter of 2015, increased revenues from our 75% interest in the UNEV products pipeline, as well as annual tariff increases.

Table of Contentsril 19,

Revenues for the six months ended June 30, 2016, include the recognition of $7.0 million of prior shortfalls billed to shippers in 2015 as they did not meet their minimum volume commitments within the contractual makeup period. Deficiency payments of $3.9 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2016. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the six months ended June 30, 2016, were $196.9 million, a $23.7 million increase compared to the six months ended June 30, 2015. This is due principally to increased revenue from the El Dorado refinery processing units, increased UNEV revenues, and the inclusion of Tulsa crude tanks revenues, as well the effect of annual tariff increases and increased pipeline shipments. The volume increase resulted in overall pipeline volumes being up 0.5% compared to the six months ended June 30, 2015.

Revenues from our refined product pipelines were $70.8 million, an increase of $5.1 million compared to the six months ended June 30, 2015, mainly due to increased revenue from UNEV of $4.2 million in addition to increased volumes and annual tariff increases. Shipments averaged 205.3 mbpd compared to 191.3 mbpd for the six months ended June 30, 2015, largely due to increased volumes from pipelines servicing HFC’s Navajo refinery and the UNEV pipeline.
Revenues from our intermediate pipelines were $14.2 million, an increase of $0.2 million, on shipments averaging 136.3 mbpd compared to 140.6 mbpd for the six months ended June 30, 2015. The increase in revenue was mainly due to the effects of annual tariff increases.
Revenues from our crude pipelines were $36.1 million, an increase of $4.0 million, on shipments averaging 282.9 mbpd compared to 289.3 mbpd for the six months ended June 30, 2015. Revenues increased mainly due to annual tariff increases and increase in deferred revenue recognized.

Revenues from terminal, tankage and loading rack fees were $67.2 million, an increase of $5.8 million compared to the six months ended June 30, 2015. Revenues increased primarily due to increased revenue from the El Dorado and Tulsa crude tanks, higher volumes through the UNEV terminals, as well as annual tariff increases. Refined products terminalled in the facilities averaged 464.0 mbpd compared to 444.1 mbpd for the six months ended June 30, 2015, largely due to the El Dorado and Tulsa crude tank volumes offset by lower volumes through the El Paso terminal.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2016, increased by $0.7 million compared to the six months ended June 30, 2015. The increase is mainly due to operating expenses from our El Dorado operating units acquired in the fourth quarter of 2015.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2016, increased by $2.3 million compared to the six months ended June 30, 2015. The increase is due principally to higher depreciation from our newly acquired El Dorado refinery processing units.

General and Administrative
General and administrative costs for the six months ended June 30, 2016, remained level compared to the six months ended June 30, 2015.

Equity in Earnings of Equity Method Investments

	Six months ended June 30,
Equity Method Investments	2016	2015
	(in thousands)
SLC Pipeline LLC	$2,114	$1,365
Frontier Aspen, LLC	2,463	—
Osage Pipe Line Company, LLC	1,448	—
Cheyenne Pipeline LLC	363	—
Total	$6,388	$1,365

Table of Contentsril 19,

Interest Expense
Interest expense for the six months ended June 30, 2016, totaled $21.8 million, an increase of $4.0 million compared to the six months ended June 30, 2015. The increase is primarily due to a higher balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.2% and 4.0% for the six months ended June 30, 2016 and 2015, respectively.

State Income Tax
We recorded state income tax expense of $149,000 and $37,000 for the six months ended June 30, 2016 and 2015, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the six months ended June 30, 2016, we received advances totaling $239.0 million and repaid $165.0 million, resulting in a net increase of $74.0 million under the Credit Agreement and an outstanding balance of $786.0 million at June 30, 2016. We have no letters of credit outstanding under the Credit Agreement at June 30, 2016, and the available capacity under the Credit Agreement is $414.0 million at June 30, 2016.
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

On July 19, 2016, we closed a private placement of $400 million aggregate principal amount of 6.0% senior unsecured notes due in 2024. We used the net proceeds to repay indebtedness under our revolving credit agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2016, HEP has issued 444,799 units under this program, providing approximately $14.9 million in gross proceeds. We accrued sales commissions of $0.3 million associated with the issuance of these units. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.
Under our registration statement filed with the SEC using a “shelf” registration process, we currently have the authority to raise up to $2.0 billion, less amounts issued under the $200 million continuous offering program, by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

In February and May 2016, we paid regular quarterly cash distributions of $0.565 and $0.5750 on all units in an aggregate amount of $91.1 million including $22.4 million of incentive distribution payments to our general partner.

Contemporaneously with our UNEV interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter will end in the third quarter of 2016.

Table of Contentsril 19,

Cash and cash equivalents decreased by $10.1 million during the six months ended June 30, 2016. The cash flows provided by operating activities of $114.2 million were less than the cash flows used for financing activities of $50.7 million and investing activities of $73.7 million. Working capital increased by $1.3 million to $13.5 million at June 30, 2016, from $12.2 million at December 31, 2015.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $3.9 million from $110.3 million for the six months ended June 30, 2015, to $114.2 million for the six months ended June 30, 2016. This increase is due principally to higher cash receipts for services performed and higher distributions received from equity investments partially offset by higher payments for interest and operating expenses in the six months ended June 30, 2016, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $73.7 million for the six months ended June 30, 2016, compared to $68.7 million for the six months ended June 30, 2015, an increase of $5.0 million. During the six months ended June 30, 2016 and 2015, we invested $32.7 million and $42.3 million in additions to properties and equipment, respectively. We purchased a 50% interest in Cheyenne Pipeline LLC for $42.5 million in June 2016, and the El Dorado crude tank assets for $27.5 million in March 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $50.7 million for the six months ended June 30, 2016, compared to $34.0 million for the six months ended June 30, 2015, an increase of $16.7 million. During the six months ended June 30, 2016, we received $239.0 million and repaid $165.0 million in advances under the Credit Agreement. We also received net proceeds of $13.7 million from issuance of common units under our continuous offering program. Additionally, we paid $91.1 million in regular quarterly cash distributions to our general and limited partners, $2.5 million to our noncontrolling interest and $0.8 million for the purchase of common units for recipients of our incentive grants. We also paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016, and we paid $3.1 million in deferred financing charges to amend our credit agreement. During the six months ended June 30, 2015, we received $254.1 million and repaid $221.1 million in advances under the Credit Agreement. We paid $82.6 million in regular quarterly cash distributions to our general and limited partners, distributed $2.9 million to our noncontrolling interest, and paid $0.2 million for the purchase of common units for recipients of our incentive grants. In addition, we received $18.9 million for the El Dorado Operating acquisition and $0.7 million for Tulsa tank expenditures from HFC.

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

We are currently evaluating a potential dropdown from HFC of certain assets related to the initial phase of the expansion at HFC’s Woods Cross refinery, which we expect to close in the second half of 2016.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects, will be funded with cash generated by operations, the sale of additional limited partner common

Table of Contentsril 19,

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

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance with as of June 30, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6.0% senior unsecured notes due in 2024 (the “6.0% Senior Notes” and together with the 6.5 % Senior Notes, the “Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6.5% Senior Notes as of June 30, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by our wholly-owned subsidiaries.

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit Agreement	$786,000	$712,000

6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,864)	(3,248)
	297,136	296,752

Total long-term debt	$1,083,136	$1,008,752

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2016 and 2015. Historically, the PPI has increased an average of 2.3% annually over the past five calendar years.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2016, we have a net accrual of $7.2 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided

Table of Contentsril 19,

for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

As of June 30, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million of Credit Agreement advances. The swaps effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At June 30, 2016, we had an outstanding principal balance on our 6.5% Senior Notes of $300 million. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2016, the fair value of our 6.5% Senior Notes was $301.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% Senior Notes at June 30, 2016, would result in a change of approximately $6.4 million in the fair value of the underlying notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2016, borrowings outstanding under the Credit Agreement were $786.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $150.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $636.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 6.	Exhibits

The Exhibit Index on page 47 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 3, 2016	/s/ Richard L. Voliva III
Richard L. Voliva III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2016	/s/ Kenneth P. Norwood
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

3.6
Amendment No. 5 to First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated June 13, 2016 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated June 15, 2016, File No. 1-32225).

3.7
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

3.11
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report dated May 3, 2011, File No. 1-32225).

3.12
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1+	Sixth Supplemental Indenture dated June 21, 2016, among HEP Cheyenne LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.
4.2
Indenture dated July 19, 2016, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated July 19, 2016, File No. 1-32225).

10.1+**
Equity Distribution Agreement, dated May 10, 2016, by and between Holly Energy Partners, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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

101*
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

Table of Contentsril 19,

+	Filed herewith.
++	Furnished herewith.
*	Filed electronically herewith.
**	Exhibit reflects correction of minor error in previously filed exhibit.