Form 10-Q
period 2016-09-30
HOLLY ENERGY PARTNERS LP
filed 2016-11-03
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at October 28, 2016 was 62,780,503.

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
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	September 30, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$7,208	$15,013
Accounts receivable:
Trade	7,072	8,593
Affiliates	29,511	32,482
	36,583	41,075
Prepaid and other current assets	4,238	5,054
Total current assets	48,029	61,142

Properties and equipment, net	1,054,158	1,059,179
Transportation agreements, net	68,593	73,805
Goodwill	256,498	256,498
Equity method investments	166,531	79,438
Other assets	10,688	13,703
Total assets	$1,604,497	$1,543,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$12,374	$10,948
Affiliates	5,878	11,635
	18,252	22,583

Accrued interest	7,193	6,752
Deferred revenue	11,927	12,016
Accrued property taxes	6,963	3,764
Other current liabilities	2,791	3,809
Total current liabilities	47,126	48,924

Long-term debt	1,070,615	1,008,752
Other long-term liabilities	16,742	20,744
Deferred revenue	45,440	39,063

Class B unit	39,637	33,941

Equity:
Partners’ equity:
Common unitholders (59,360,503 and 58,657,048 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	426,006	428,019
General partner interest (2% interest)	(135,641)	(130,297)
Accumulated other comprehensive income (loss)	(109)	190
Total partners’ equity	290,256	297,912
Noncontrolling interest	94,681	94,429
Total equity	384,937	392,341
Total liabilities and equity	$1,604,497	$1,543,765
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Revenues:
Affiliates	$77,398	$73,716	$239,423	$214,268
Third parties	15,212	14,673	50,094	47,356
	92,610	88,389	289,517	261,624
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,954	24,196	82,131	77,661
Depreciation and amortization	15,520	16,444	47,780	46,421
General and administrative	2,664	3,673	8,618	9,659
	46,138	44,313	138,529	133,741
Operating income	46,472	44,076	150,988	127,883

Other income (expense):
Equity in earnings of equity method investments	3,767	1,269	10,155	2,634
Interest expense	(14,447)	(9,486)	(36,258)	(27,310)
Interest income	108	381	332	384
Gain on sale of assets and other	112	176	104	406
	(10,460)	(7,660)	(25,667)	(23,886)
Income before income taxes	36,012	36,416	125,321	103,997
State income tax benefit (expense)	(61)	(69)	(210)	(106)
Net income	35,951	36,347	125,111	103,891
Allocation of net income attributable to noncontrolling interests	(1,166)	(2,081)	(8,448)	(7,851)
Net income attributable to Holly Energy Partners	34,785	34,266	116,663	96,040
General partner interest in net income, including incentive distributions	(15,222)	(10,611)	(39,784)	(30,186)
Limited partners’ interest in net income	$19,563	$23,655	$76,879	$65,854
Limited partners’ per unit interest in earnings—basic and diluted	$0.33	$0.40	$1.29	$1.11
Weighted average limited partners’ units outstanding	59,223	58,657	58,895	58,657

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
Net income	$35,951	$36,347	$125,111	$103,891
Other comprehensive income:
Change in fair value of cash flow hedging instruments	201	(787)	(737)	(2,373)
Reclassification adjustment to net income on partial settlement of cash flow hedge	95	526	438	1,585
Other comprehensive income (loss)	296	(261)	(299)	(788)
Comprehensive income before noncontrolling interest	36,247	36,086	124,812	103,103
Allocation of comprehensive income to noncontrolling interests	(1,166)	(2,081)	(8,448)	(7,851)
Comprehensive income attributable to Holly Energy Partners	$35,081	$34,005	$116,364	$95,252

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015 (1)
Cash flows from operating activities
Net income	$125,111	$103,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,780	46,421
(Gain) loss on sale of assets	(121)	(351)
Amortization of deferred charges	2,294	1,425
Amortization of restricted and performance units	1,865	3,023
Distributions less than income from equity investments	(1,370)	(416)
(Increase) decrease in operating assets:
Accounts receivable—trade	1,521	(1,094)
Accounts receivable—affiliates	2,971	7,800
Prepaid and other current assets	814	(146)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(5,757)	(2,943)
Accounts payable—affiliates	1,589	(1,525)
Accrued interest	441	(4,764)
Deferred revenue	6,288	7,092
Accrued property taxes	3,199	3,774
Other current liabilities	(1,020)	(365)
Other, net	(594)	3,773
Net cash provided by operating activities	185,011	165,595

Cash flows from investing activities
Additions to properties and equipment	(48,224)	(55,812)
Purchase of El Dorado crude tanks	—	(27,500)
Purchase of interest in Cheyenne Pipeline	(42,550)	—
Purchase of interest in Frontier Pipeline	—	(54,641)
Proceeds from sale of assets	210	1,244
Distributions in excess of equity in earnings of equity investments	1,685	158
Other	(351)	—
Net cash used for investing activities	(89,230)	(136,551)

Cash flows from financing activities
Borrowings under credit agreement	310,500	443,000
Repayments of credit agreement borrowings	(642,500)	(360,000)
Proceeds from issuance of Senior Notes	394,000	—
Contributions from HFC for El Dorado Operating acquisition	—	24,376
Contributions from general partner	470	—
Distribution to HFC for Osage acquisition	(1,245)	—
Proceeds from issuance of common units	22,791	—
Distributions to HEP unitholders	(138,798)	(125,242)
Distributions to noncontrolling interest	(3,750)	(2,875)
Distribution to HFC for Tulsa tank acquisition	(39,500)	—
Contributions from HFC for Tulsa tank expenditures	99	824
Purchase of units for incentive grants	(784)	(247)
Deferred financing costs	(3,930)	—
Other	(939)	(854)
Net cash used by financing activities	(103,586)	(21,018)

Cash and cash equivalents
Increase (decrease) for the period	(7,805)	8,026
Beginning of period	15,013	2,830
End of period	$7,208	$10,856
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2015 (1)	$428,019	$(130,297)	$190	$94,429	$392,341
Contribution from HFC for Osage transaction	—	31,287	—	—	31,287
Contribution from HFC	—	471	—	—	471
Distribution to HFC for Tulsa tank acquisition	—	(39,500)	—	—	(39,500)
Contribution from HFC for Tulsa tank expenditures	—	99	—	—	99
Distributions to HEP unitholders	(101,427)	(37,371)	—	—	(138,798)
Distributions to noncontrolling interest	—	—	—	(3,750)	(3,750)
Issuance of common units	22,590	—	—	—	22,590
Purchase of units for incentive grants	(784)	—	—	—	(784)
Amortization of restricted and performance units	1,865	—	—	—	1,865
Class B unit accretion	(5,582)	(114)	—	—	(5,696)
Net income	81,325	39,784	—	4,002	125,111
Other comprehensive loss	—	—	(299)	—	(299)
Balance September 30, 2016	$426,006	$(135,641)	$(109)	$94,681	$384,937

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership which is 39% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries as of September 30, 2016. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

On September 16, 2016, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 common units representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, and we received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross acquisition discussed below. The purchase agreement is classified as an equity transaction, and as a result, no amounts are recorded in the consolidated financial statements until settlement. As a result of the private placement, HFC now owns a 37% interest in us (including the 2% general partner interest). To maintain the 2% general partner interest, HFC contributed $2.1 million to HEP in October 2016. Additionally, we entered into a registration rights agreement with the purchasers, which requires that we file a registration statement with the SEC within 60 days following the closing of the private placement to register the purchased units under the Securities Act. The registration statement will be automatically effective and the units fully transferable upon filing.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We intend to use our net proceeds for general partnership purposes.

Acquisitions

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. The consideration was funded with approximately $103 million in proceeds from the private placement and the balance with borrowings under our credit

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

The Utah Division of Air Quality issued an air quality permit to HollyFrontier Woods Cross Refining LLC (“HFC Woods Cross Refining”) authorizing the expansion units at the Woods Cross Refinery. The appeal proceeding challenging the Utah Department of Environmental Quality’s decision to uphold the air quality permit is still pending. The purchase agreement provides us with the option to compel HFC Woods Cross Refining to repurchase the interests for the full purchase price paid if the assets are required to be idled for 90 or more days as a result of a final decision in the appeal proceedings. If we do not exercise the foregoing right and, by reason of the appeal proceedings, the assets must be modified, then HFC will be responsible for the costs of such modifications.

As we are a consolidated variable interest entity (“VIE”) of HFC, this transaction will be recorded as a transfer between entities under common control and reflect HFC’s carrying basis in the net assets acquired. Also, during the fourth quarter of 2016, we will retrospectively adjust our financial position and operating results as if Wood Cross Operating were a consolidated subsidiary for all periods while we were under common control of HFC. Assuming this acquisition was effective as of September 30, 2016, our assets, liabilities and equity would have been retrospectively adjusted to include Woods Cross Operating’s assets, liabilities and equity as presented below:

	September 30, 2016	December 31, 2015
	(In thousands)
Properties and equipment, net	$278,375	$253,829
Accounts payable	$—	$13,155
Partners’ equity	$278,375	$240,674

This retrospective adjustment will not have significant impact on our operating results prior to September 30, 2016, since the units became operational in the second and third quarters of 2016.

Cheyenne Pipeline
On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline LLC will continue to be operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”), which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 barrel per day (“bpd”) capacity.

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

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these crude oil tanks were owned for all periods while we were under common control of HFC. The 2015 consolidated income statement was adjusted to reflect a $0.2 million and a $0.6 million increase in operating costs and expenses for the three and nine months ended September 30, 2015, respectively. The consolidated balance sheet was adjusted to reflect increases of $9.3 million in net properties and equipment, $0.1 million in other long-term liabilities and $9.2 million in general partner interest at December 31, 2015. The consolidated statement of cash flows for the nine months ended September 30, 2015, reflects these changes in cash flows from investing and financing activities.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

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

El Dorado Operating
On November 1, 2015, we acquired from a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC (“El Dorado Operating”), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery, for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.2 million.

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in El Dorado Operating’s assets and liabilities. We have retrospectively adjusted our financial position and operating results as if El Dorado Operating were a consolidated subsidiary for all periods while we were under common control of HFC. The consolidated statement of cash flows for the nine months ending September 30, 2015, reflects a $24.4 million recast between investing activities and financing activities.

Frontier Pipeline
On August 31, 2015, we purchased a 50% interest in Frontier Aspen LLC (formerly known as Frontier Pipeline Company), which owns a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), from an affiliate of Enbridge, Inc. for cash consideration of $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P., which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 bpd capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively. This reduction had no impact on the historical earnings per unit.

Share-Based Compensation
In March 2016, Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective January 1, 2017, and will have an immaterial impact to our financial condition, results of operations and cash flows.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		September 30, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$—	$—	$304	$304

Liabilities:
6.5% Senior notes	Level 2	$297,327	$308,250	$296,752	$295,500
6% Senior notes		393,288	412,000	—	—
Interest rate swaps	Level 2	109	109	114	114
		$690,724	$720,359	$296,866	$295,614

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2016	December 31, 2015 (1)
	(In thousands)
Pipelines, terminals and tankage	$1,202,357	$1,231,597
Land and right of way	65,274	66,215
Refinery assets	64,371	63,336
Construction in progress	62,247	28,249
Other	25,831	22,200
	1,420,080	1,411,597
Less accumulated depreciation	365,922	352,418
	$1,054,158	$1,059,179
(1) Retrospectively adjusted as described in Note 1.

We capitalized $0.5 million and $0.7 million in interest attributable to construction projects during the nine months ended September 30, 2016 and 2015, respectively.

Depreciation expense was $42.1 million and $40.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	65,621	60,409
	$68,593	$73,805

Amortization expense was $5.2 million for each of the nine months ended September 30, 2016 and 2015.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.4 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2016, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,487,162 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted unit activity and changes during the nine months ended September 30, 2016, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016 (nonvested)	101,408	$33.63
Granted	12,231	25.65
Vesting and transfer of common units to recipients	(4,547)	33.01
Forfeited	(3,849)	34.21
Outstanding at September 30, 2016 (nonvested)	105,243	$32.71

As of September 30, 2016, there was $1.1 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1 year.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of September 30, 2016, estimated unit payouts for outstanding nonvested performance unit awards ranged between 125% and 150% of the target number of performance units granted.

We granted 10,725 performance units during the nine months ended September 30, 2016. Performance units granted in 2015 and during the nine months ended September 30, 2016, vest over a three-year performance period ending December 31, 2018 and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the nine months ended September 30, 2016, is presented below:

Performance Units	Units
Outstanding at January 1, 2016 (nonvested)	45,494
Granted	10,725
Vesting and transfer of common units to recipients	(26,157)
Forfeited	(2,679)
Outstanding at September 30, 2016 (nonvested)	27,383

The grant-date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2016, was $1.1 million. Based on the weighted average fair value of performance units outstanding at September 30, 2016, of $0.8 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance as of September 30, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies. We were in compliance with the covenants as of September 30, 2016.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes” and together with the 6.5% Senior Notes, the “Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of September 30, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Credit Agreement
Amount outstanding	$380,000	$712,000

6% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(6,712)	—
	393,288	—
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,673)	(3,248)
	297,327	296,752

Total long-term debt	$1,070,615	$1,008,752

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of September 30, 2016, we had no ineffectiveness on our cash flow hedges.

At September 30, 2016, we have accumulated other comprehensive loss of $0.1 million that relates to our current cash flow hedging instruments. Approximately $0.1 million will be transferred from accumulated other comprehensive loss into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
September 30, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other current liabilities	$(109)	Accumulated other comprehensive income	$(109)
		$(109)		$(109)

December 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR-based debt interest)	Other long-term assets	$304	Accumulated other comprehensive loss	$304
Variable-to-fixed interest rate swap contracts ($155 million of LIBOR-based debt interest)	Other long-term liabilities	(114)	Accumulated other comprehensive income	(114)
		$190		$190

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$13,600	$11,447
6.5% Senior Notes	14,632	14,631
6% Senior Notes	4,811	—
Amortization of discount and deferred debt issuance costs	2,294	1,425
Commitment fees and other	1,419	475
Total interest incurred	36,756	27,978
Less capitalized interest	498	668
Net interest expense	$36,258	$27,310
Cash paid for interest	$33,896	$31,165

Capital Lease Obligations
Our capital lease obligations, which relate to vehicle leases with initial terms of 33 to 48 months, are $2.5 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively. The total cost of assets under capital leases was $4.7 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively, with accumulated depreciation of $2.0 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 92% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
HFC	84%	84%	83%	82%
Alon	8%	9%	8%	10%

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2016, these agreements with HFC require minimum annualized payments to us of $321.1 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $77.4 million and $73.7 million for the three months ended September 30, 2016 and 2015, respectively, and $239.4 million and $214.3 million for the nine months ended September 30, 2016 and 2015, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended September 30, 2016 and 2015 and $1.8 million for each of the nine months ended September 30, 2016 and 2015.

•
We reimbursed HFC for costs of employees supporting our operations of $10.0 million and $8.5 million for the three months ended September 30, 2016 and 2015, respectively, and $29.4 million and $24.7 million for the nine months ended September 30, 2016 and 2015, respectively.

•
HFC reimbursed us $4.5 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively, for expense and capital projects and $11.2 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively.

•
We distributed $26.2 million and $22.9 million for the three months ended September 30, 2016 and 2015, respectively, and $76.0 million and $66.8 million for the nine months ended September 30, 2016 and 2015, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $29.5 million and $32.5 million at September 30, 2016, and December 31, 2015, respectively.

•	Accounts payable to HFC were $5.9 million and $11.6 million at September 30, 2016, and December 31, 2015, respectively.

•
Revenues for the nine months ended September 30, 2016 and 2015, include $5.7 million and $6.6 million, respectively, of shortfall payments billed to HFC in 2015 and 2014, respectively. Deferred revenue in the consolidated balance sheets at September 30, 2016, and December 31, 2015, includes $4.6 million and $6.4 million, respectively, relating to certain

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $4.6 million deferred at September 30, 2016.

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

•
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. See Note 1 for a description of this transaction.

Note 9:	Partners’ Equity

As of September 30, 2016, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 39% ownership interest in us. Additionally, HFC owned all incentive distribution rights in us.

Common Unit Private Placement
On September 16, 2016, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 common units representing limited partnership interests, at a price of $30.18 per common unit.
The private placement closed on October 3, 2016, and we received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross acquisition discussed below. The purchase agreement is classified as an equity transaction, and as a result, no amounts are recorded in the consolidated financial statements until settlement. As a result of the private placement, HFC now owns a 37% interest in us (including the 2% general partner interest). To maintain the 2% general partner interest, HFC contributed $2.1 million in October 2016.

Continuous Offering Program
On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2016, HEP has issued 703,455 units under this program, providing $23.5 million in gross proceeds. We incurred sales commissions of $0.5 million associated with the issuance of these units. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $0.5 million as of September 30, 2016.

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

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
General partner interest in net income	$399	$264	$1,352	$695
General partner incentive distribution	14,823	10,347	38,432	29,491
Total general partner interest in net income	$15,222	$10,611	$39,784	$30,186

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On October 21, 2016, we announced our cash distribution for the third quarter of 2016 of $0.595 per unit. The distribution is payable on all common and general partner units and will be paid November 10, 2016, to all unitholders of record on October 31, 2016.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit data)
General partner interest in distribution	$1,065	$901	$2,992	$2,639
General partner incentive distribution	14,823	10,347	38,432	29,491
Total general partner distribution	15,888	11,248	41,424	32,130
Limited partner distribution	37,354	32,554	105,657	96,051
Total regular quarterly cash distribution	$53,242	$43,802	$147,081	$128,181
Cash distribution per unit applicable to limited partners	$0.5950	$0.5550	$1.7550	$1.6375

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

Net income per unit applicable to the limited partners is computed using the two-class method, because we have more than one class of participating securities.  The classes of participating securities as of September 30, 2016, included common units, general partner units and incentive distribution rights (IDRs). To the extent net income attributable to the partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings.

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business or asset, prior to the closing of the transaction, are allocated entirely to our general partner and presented as net income (loss) attributable to predecessors as shown below. The earnings per unit of our limited partners prior to the close of the transaction do

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$34,785	$34,266	$116,663	$96,040
Net loss attributable to predecessors	—	219	—	649
Net Income attributable to partnership	34,785	34,485	116,663	96,689
Less: General partner’s distribution declared (including IDRs)	(15,888)	(11,248)	(41,424)	(32,130)
Limited partner’s distribution declared on common units	(37,354)	(32,554)	(105,657)	(96,051)
Distributions in excess of net income attributable to partnership	$(18,457)	$(9,317)	$(30,418)	$(31,492)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended September 30, 2016
Net income attributable to partnership:
Distributions declared	$15,888	$37,354	$53,242
Distributions in excess of net income attributable to partnership	(369)	(18,088)	(18,457)
Net income attributable to partnership	$15,519	$19,266	$34,785
Weighted average limited partners' units outstanding		59,223
Limited partners' per unit interest in earnings - basic and diluted		$0.33

Three Months Ended September 30, 2015
Net income attributable to partnership:
Distributions declared	$11,248	$32,554	$43,802
Distributions in excess of net income attributable to partnership	(186)	(9,131)	(9,317)
Net income attributable to partnership	$11,062	$23,423	$34,485
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$0.40

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Nine Months Ended September 30, 2016
Net income attributable to partnership:
Distributions declared	$41,424	$105,657	$147,081
Distributions in excess of net income attributable to partnership	(608)	(29,810)	(30,418)
Net income attributable to partnership	$40,816	$75,847	$116,663
Weighted average limited partners' units outstanding		58,895
Limited partners' per unit interest in earnings - basic and diluted		$1.29

Nine Months Ended September 30, 2015
Net income attributable to partnership:
Distributions declared	$32,130	$96,051	$128,181
Distributions in excess of net income attributable to partnership	(630)	(30,862)	(31,492)
Net income attributable to partnership	$31,500	$65,189	$96,689
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$1.11

Note 11:	Environmental

We incurred no environmental remediation expense for long term environmental remediation projects for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, we incurred $0.2 million for environmental expense for long term environmental remediation projects, and we incurred $4.2 million for the nine months ended September 30, 2015. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $7.0 million and $7.7 million at September 30, 2016, and December 31, 2015, respectively, of which $5.4 million and $6.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of September 30, 2016, and December 31, 2015, our consolidated balance sheets included additional accrued environmental liabilities of $1.0 million and $6.4 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

In conjunction with the preparation of our September 30, 2016 Condensed Consolidating Balance Sheet and Statements of Comprehensive Income included below, we identified and corrected the presentation of noncontrolling interests previously presented in the eliminations column in prior periods to reflect such balances and activity within the respective guarantor and non-guarantor subsidiaries columns. This immaterial correction has been reflected in our current period Condensed Consolidating Financial Statements.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

September 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$7,206	$—	$7,208
Accounts receivable	—	33,045	3,713	(175)	36,583
Prepaid and other current assets	46	2,924	1,268	—	4,238
Total current assets	48	35,969	12,187	(175)	48,029

Properties and equipment, net	—	679,082	375,076	—	1,054,158
Investment in subsidiaries	986,828	284,041	—	(1,270,869)	—
Transportation agreements, net	—	68,593	—	—	68,593
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	166,531	—	—	166,531
Other assets	694	9,994	—	—	10,688
Total assets	$987,570	$1,500,708	$387,263	$(1,271,044)	$1,604,497

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$15,892	$2,535	$(175)	$18,252
Accrued interest	6,425	768	—	—	7,193
Deferred revenue	—	9,664	2,263	—	11,927
Accrued property taxes	—	3,411	3,552	—	6,963
Other current liabilities	7	2,774	10	—	2,791
Total current liabilities	6,432	32,509	8,360	(175)	47,126

Long-term debt	690,615	380,000	—	—	1,070,615
Other long-term liabilities	267	16,294	181	—	16,742
Deferred revenue	—	45,440	—	—	45,440
Class B unit	—	39,637	—	—	39,637
Equity - partners	290,256	986,828	284,041	(1,270,869)	290,256
Equity - noncontrolling interest	—	—	94,681	—	94,681
Total liabilities and equity	$987,570	$1,500,708	$387,263	$(1,271,044)	$1,604,497

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Balance Sheet

December 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$5,452	$9,559	$—	$15,013
Accounts receivable	—	35,558	5,715	(198)	41,075
Prepaid and other current assets	174	3,634	1,246	—	5,054
Total current assets	176	44,644	16,520	(198)	61,142

Properties and equipment, net	—	687,336	371,843	—	1,059,179
Investment in subsidiaries	600,563	283,287	—	(883,850)	—
Transportation agreements, net	—	73,805	—	—	73,805
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	79,438	—	—	79,438
Other assets	642	13,061	—	—	13,703
Total assets	$601,381	$1,438,069	$388,363	$(884,048)	$1,543,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$19,448	$3,333	$(198)	$22,583
Accrued interest	6,500	252	—	—	6,752
Deferred revenue	—	6,010	6,006	—	12,016
Accrued property taxes	—	2,627	1,137	—	3,764
Other current liabilities	7	3,802	—	—	3,809
Total current liabilities	6,507	32,139	10,476	(198)	48,924

Long-term debt	296,752	712,000	—	—	1,008,752
Other long-term liabilities	210	20,363	171	—	20,744
Deferred revenue	—	39,063	—	—	39,063
Class B unit	—	33,941	—	—	33,941
Equity - partners	297,912	600,563	283,287	(883,850)	297,912
Equity - noncontrolling interest	—	—	94,429	—	94,429
Total liabilities and equity	$601,381	$1,438,069	$388,363	$(884,048)	$1,543,765

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$72,389	$5,009	$—	$77,398
Third parties	—	11,360	3,852	—	15,212
	—	83,749	8,861	—	92,610
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	24,876	3,078	—	27,954
Depreciation and amortization		11,693	3,827	—	15,520
General and administrative	813	1,851	—	—	2,664
	813	38,420	6,905	—	46,138
Operating income (loss)	(813)	45,329	1,956	—	46,472

Other income (expense):
Equity in earnings of subsidiaries	44,359	1,451	—	(45,810)	—
Equity in earnings of equity method investments	—	3,767	—	—	3,767
Interest expense	(10,011)	(4,436)	—	—	(14,447)
Interest income	—	103	5	—	108
Gain (loss) on sale of assets and other	—	138	(26)	—	112
	34,348	1,023	(21)	(45,810)	(10,460)
Income (loss) before income taxes	33,535	46,352	1,935	(45,810)	36,012
State income tax expense	—	(61)	—	—	(61)
Net income (loss)	33,535	46,291	1,935	(45,810)	35,951
Allocation of net (income) attributable to noncontrolling interests	—	(682)	(484)	—	(1,166)
Net income (loss) attributable to Holly Energy Partners	33,535	45,609	1,451	(45,810)	34,785
Other comprehensive income (loss)	296	296	—	(296)	296
Comprehensive income (loss) attributable to Holly Energy Partners	$33,831	$45,905	$1,451	$(46,106)	$35,081

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$68,989	$4,727	$—	$73,716
Third parties	—	11,183	3,490	—	14,673
	—	80,172	8,217	—	88,389
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	20,867	3,329	—	24,196
Depreciation and amortization	—	12,674	3,770	—	16,444
General and administrative	792	2,881	—	—	3,673
	792	36,422	7,099	—	44,313
Operating income (loss)	(792)	43,750	1,118	—	44,076

Other income (expense):
Equity in earnings of subsidiaries	40,125	838	—	(40,963)	—
Equity in earnings of equity method investments	—	1,269	—	—	1,269
Interest expense	(5,066)	(4,420)	—	—	(9,486)
Interest income	—	381	—	—	381
Gain on sale of assets and other	—	176	—	—	176
	35,059	(1,756)	—	(40,963)	(7,660)
Income (loss) before income taxes	34,267	41,994	1,118	(40,963)	36,416
State income tax expense	—	(69)	—	—	(69)
Net income (loss)	34,267	41,925	1,118	(40,963)	36,347
Allocation of net (income) attributable to noncontrolling interests	—	(1,802)	(279)	—	(2,081)
Net income (loss) attributable to Holly Energy Partners	34,267	40,123	839	(40,963)	34,266
Other comprehensive income (loss)	(261)	(261)	—	261	(261)
Comprehensive income (loss) attributable to Holly Energy Partners	$34,006	$39,862	$839	$(40,702)	$34,005

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$219,428	$19,995	$—	$239,423
Third parties	—	33,783	16,311	—	50,094
	—	253,211	36,306	—	289,517
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	73,211	8,920	—	82,131
Depreciation and amortization	—	36,408	11,372	—	47,780
General and administrative	2,949	5,669	—	—	8,618
	2,949	115,288	20,292	—	138,529
Operating income (loss)	(2,949)	137,923	16,014	—	150,988

Other income (expense):
Equity in earnings (loss) of subsidiaries	138,513	12,004	—	(150,517)	—
Equity in earnings of equity method investments	—	10,155	—	—	10,155
Interest expense	(20,151)	(16,107)	—	—	(36,258)
Interest income	—	315	17	—	332
Gain (loss) on sale of assets and other	—	129	(25)	—	104
	118,362	6,496	(8)	(150,517)	(25,667)
Income (loss) before income taxes	115,413	144,419	16,006	(150,517)	125,321
State income tax expense	—	(210)	—	—	(210)
Net income (loss)	115,413	144,209	16,006	(150,517)	125,111
Allocation of net income attributable to noncontrolling interests	—	(4,446)	(4,002)	—	(8,448)
Net income (loss) attributable to Holly Energy Partners	115,413	139,763	12,004	(150,517)	116,663
Other comprehensive income (loss)	(299)	(299)	—	299	(299)
Comprehensive income (loss)	$115,114	$139,464	$12,004	$(150,218)	$116,364

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$196,772	$17,496	$—	$214,268
Third parties	—	34,465	12,891	—	47,356
	—	231,237	30,387	—	261,624
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	68,719	8,942	—	77,661
Depreciation and amortization	—	35,172	11,249	—	46,421
General and administrative	2,492	7,167	—	—	9,659
	2,492	111,058	20,191	—	133,741
Operating income (loss)	(2,492)	120,179	10,196	—	127,883

Other income (expense):
Equity in earnings (loss) of subsidiaries	113,739	7,610	—	(121,349)	—
Equity in earnings of equity method investments	—	2,634	—	—	2,634
Interest expense	(15,206)	(12,104)	—	—	(27,310)
Interest income	—	384	—	—	384
Gain (loss) on sale of assets and other	—	455	(49)	—	406
	98,533	(1,021)	(49)	(121,349)	(23,886)
Income (loss) before income taxes	96,041	119,158	10,147	(121,349)	103,997
State income tax expense	—	(106)	—	—	(106)
Net income (loss)	96,041	119,052	10,147	(121,349)	103,891
Allocation of net income attributable to noncontrolling interests	—	(5,314)	(2,537)	—	(7,851)
Net income (loss) attributable to Holly Energy Partners	96,041	113,738	7,610	(121,349)	96,040
Other comprehensive income (loss)	(788)	(788)	—	788	(788)
Comprehensive income (loss)	$95,253	$112,950	$7,610	$(120,561)	$95,252

(1) Retrospectively adjusted as described in Note 1.

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,467)	$189,004	$27,724	$(11,250)	$185,011

Cash flows from investing activities
Additions to properties and equipment	—	(33,147)	(15,077)	—	(48,224)
Purchase of interest in Cheyenne Pipeline	—	(42,550)	—	—	(42,550)
Proceeds from sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings of equity investments	—	1,685	—	—	1,685
Other	—	(351)	—	—	(351)
	—	(74,153)	(15,077)	—	(89,230)

Cash flows from financing activities
Net borrowings under credit agreement	—	(332,000)	—	—	(332,000)
Net intercompany financing activities	(257,172)	257,172	—	—	—
Proceeds from issuance of senior notes	394,000	—	—	—	394,000
Proceeds from issuance of common units	22,591	200	—	—	22,791
Contribution from general partner	470	—	—	—	470
Contribution from general partner for Osage	31,285	(31,285)	—	—	—
Distributions to HEP unitholders	(138,798)	—	—	—	(138,798)
Distribution to HFC for Osage	—	(1,245)	—	—	(1,245)
Distributions to HFC for Tulsa tank acquisition	(30,378)	(9,122)	—	—	(39,500)
Contributions from HFC for Tulsa tank expenditures	99	—	—	—	99
Distributions to noncontrolling interests	—	—	(15,000)	11,250	(3,750)
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing cost	(846)	(3,084)	—	—	(3,930)
Other	—	(939)	—	—	(939)
	20,467	(120,303)	(15,000)	11,250	(103,586)

Cash and cash equivalents
Increase (decrease) for the period	—	(5,452)	(2,353)	—	(7,805)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$—	$7,206	$—	$7,208

HOLLY ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) Continued

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(19,047)	$169,051	$23,201	$(7,610)	$165,595

Cash flows from investing activities
Additions to properties and equipment	—	(54,923)	(889)	—	(55,812)
Purchase of El Dorado crude tanks	—	(27,500)	—	—	(27,500)
Purchase of investment in Frontier Pipeline	—	(54,641)	—	—	(54,641)
Proceeds from sale of assets	—	1,244	—	—	1,244
Distributions from noncontrolling interest	—	1,015	—	(1,015)	—
Distributions in excess of equity in earnings of equity investments	—	158	—	—	158
	—	(134,647)	(889)	(1,015)	(136,551)

Cash flows from financing activities
Net repayments under credit agreement	—	83,000	—	—	83,000
Net intercompany financing activities	144,536	(144,536)	—	—	—
Contributions from HFC for El Dorado Operating acquisition	—	24,376	—	—	24,376
Distributions to HEP unitholders	(125,242)	—	—	—	(125,242)
Contribution from HFC for Tulsa tank expenditures	—	824	—	—	824
Distributions to noncontrolling interests	—	—	(11,500)	8,625	(2,875)
Purchase of units for incentive grants	(247)	—	—	—	(247)
Other	—	(854)	—	—	(854)
	19,047	(37,190)	(11,500)	8,625	(21,018)

Cash and cash equivalents
Increase (decrease) for the period	—	(2,786)	10,812	—	8,026
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$42	$10,812	$—	$10,856

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Rocky Mountain regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Kansas. HFC owned a 39% interest in us, including the 2% general partnership interest, as of September 30, 2016.

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

On September 16, 2016, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 common units representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, and we received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross acquisition discussed below. As a result of the private placement, HFC now owns a 37% interest in us (including the 2% general partner interest). To maintain the 2% general partner interest, HFC contributed $2.1 million to HEP in October 2016.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6.0% senior unsecured notes due in 2024. We used the net proceeds to repay indebtedness under our revolving credit agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2016, HEP has issued 703,455 units under this program, providing $23.5 million in gross proceeds. We incurred sales commissions of $0.5 million associated with the issuance of these units. We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

We believe the long-term growth of global refined product demand and US crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

UNEV Pipeline Interest Acquisition
Under the terms of the transaction to acquire HFC’s 75% interest in UNEV in 2012, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

Contemporaneously with this transaction, HEP Logistics Holdings, L.P. (“HEP Logistics”) (our general partner) agreed to forego its right to incentive distributions of up to $1.25 million per quarter over twelve consecutive quarterly periods following the closing of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter ended with the distribution paid in the third quarter of 2016. In connection with the transaction, we entered into 15-year throughput agreements with shippers, which currently require minimum annual revenue commitments to us of $29.3 million.

Table of Contentsril 19,

Acquisitions
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. The consideration was funded with approximately $103 million in proceeds from the private placement of HEP common units and the balance with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

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

On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. for $39.5 million. In connection with this transaction, we entered into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $6.4 million.

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

On November 1, 2015, we acquired from HollyFrontier El Dorado Refining LLC, a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC (“El Dorado Operating”), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15.2 million. We are a consolidated variable interest entity of HFC. Therefore, this transaction was recorded as a transfer between entities under common control and reflected HFC’s carrying basis in El Dorado Operating’s assets and liabilities.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC has agreed to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2016, these agreements with HFC require minimum annualized payments to us of $321.1 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We also have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of September 30, 2016, these agreements with Alon require minimum annualized payments to us of $32.1 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,227	$19,945	$(718)
Affiliates—intermediate pipelines	6,628	7,488	(860)
Affiliates—crude pipelines	17,034	17,393	(359)
	42,889	44,826	(1,937)
Third parties—refined product pipelines	11,176	11,095	81
	54,065	55,921	(1,856)
Terminals, tanks and loading racks:
Affiliates	30,322	28,890	1,432
Third parties	4,035	3,578	457
	34,357	32,468	1,889

Affiliates—refinery processing units	4,188	—	4,188

Total revenues	92,610	88,389	4,221
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	27,954	24,196	3,758
Depreciation and amortization	15,520	16,444	(924)
General and administrative	2,664	3,673	(1,009)
	46,138	44,313	1,825
Operating income	46,472	44,076	2,396
Other income (expense):
Equity in earnings of equity method investments	3,767	1,269	2,498
Interest expense, including amortization	(14,447)	(9,486)	(4,961)
Interest income	108	381	(273)
Gain (loss) on sale of assets	112	176	(64)
	(10,460)	(7,660)	(2,800)
Income before income taxes	36,012	36,416	(404)
State income tax benefit (expense)	(61)	(69)	8
Net income	35,951	36,347	(396)
Allocation of net income attributable to noncontrolling interests	(1,166)	(2,081)	915
Net income attributable to Holly Energy Partners	34,785	34,266	519
General partner interest in net income, including incentive distributions (1)	(15,222)	(10,611)	(4,611)
Limited partners’ interest in net income	$19,563	$23,655	$(4,092)
Limited partners’ earnings per unit—basic and diluted (1)	$0.33	$0.40	$(0.07)
Weighted average limited partners’ units outstanding	59,223	58,657	566
EBITDA (2)	$64,705	$59,884	$4,821
Distributable cash flow (3)	$49,257	$50,306	$(1,049)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,020	127,151	869
Affiliates—intermediate pipelines	142,417	148,753	(6,336)
Affiliates—crude pipelines	271,278	297,810	(26,532)
	541,715	573,714	(31,999)
Third parties—refined product pipelines	73,517	70,675	2,842
	615,232	644,389	(29,157)
Terminals and loading racks:
Affiliates	437,560	431,843	5,717
Third parties	68,276	77,869	(9,593)
	505,836	509,712	(3,876)

Affiliates—refinery processing units	46,451	—	46,451

Total for pipelines and terminal and refiney processing unit assets (bpd)	1,167,519	1,154,101	13,418

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$63,801	$60,731	$3,070
Affiliates—intermediate pipelines	20,821	21,522	(701)
Affiliates—crude pipelines	53,106	49,483	3,623
	137,728	131,736	5,992
Third parties—refined product pipelines	37,376	36,031	1,345
	175,104	167,767	7,337
Terminals, tanks and loading racks:
Affiliates	88,825	82,532	6,293
Third parties	12,718	11,325	1,393
	101,543	93,857	7,686

Affiliates—refinery processing units	12,870	—	12,870

Total revenues	289,517	261,624	27,893
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	82,131	77,661	4,470
Depreciation and amortization	47,780	46,421	1,359
General and administrative	8,618	9,659	(1,041)
	138,529	133,741	4,788
Operating income	150,988	127,883	23,105
Other income (expense):
Equity in earnings of equity method investments	10,155	2,634	7,521
Interest expense, including amortization	(36,258)	(27,310)	(8,948)
Interest income	332	384	(52)
Gain (loss) on sale of assets	104	406	(302)
	(25,667)	(23,886)	(1,781)
Income before income taxes	125,321	103,997	21,324
State income tax expense	(210)	(106)	(104)
Net income	125,111	103,891	21,220
Allocation of net income attributable to noncontrolling interests	(8,448)	(7,851)	(597)
Net income attributable to Holly Energy Partners	116,663	96,040	20,623
General partner interest in net income, including incentive distributions (1)	(39,784)	(30,186)	(9,598)
Limited partners’ interest in net income	$76,879	$65,854	$11,025
Limited partners’ earnings per unit—basic and diluted (1)	$1.29	$1.11	$0.18
Weighted average limited partners’ units outstanding	58,895	58,657	238
EBITDA (2)	$200,579	$169,493	$31,086
Distributable cash flow (3)	$160,331	$143,495	$16,836

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,659	121,564	7,095
Affiliates—intermediate pipelines	138,346	143,361	(5,015)
Affiliates—crude pipelines	279,014	292,158	(13,144)
	546,019	557,083	(11,064)
Third parties—refined product pipelines	75,405	71,915	3,490
	621,424	628,998	(7,574)
Terminals and loading racks:
Affiliates	404,393	389,209	15,184
Third parties	73,653	77,011	(3,358)
	478,046	466,220	11,826

Affiliates—refinery processing units	46,423	—	46,423

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,145,893	1,095,218	50,675

Table of Contentsril 19,

	September 30, 2016	December 31, 2015
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,208	$15,013
Working capital	$903	$12,218
Total assets	$1,604,497	$1,543,765
Long-term debt	$1,070,615	$1,008,752
Partners’ equity (5)	$290,256	$297,912

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$34,785	$34,266	$116,663	$96,040
Add (subtract):
Interest expense	13,529	8,992	33,964	25,885
Interest income	(108)	(381)	(332)	(384)
Amortization of discount and deferred debt issuance costs	918	494	2,294	1,425
State income tax expense (benefit)	61	69	210	106
Depreciation and amortization	15,520	16,444	47,780	46,421
EBITDA	$64,705	$59,884	$200,579	$169,493

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

Table of Contentsril 19,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to Holly Energy Partners	$34,785	$34,266	$116,663	$96,040
Add (subtract):
Depreciation and amortization	15,520	16,444	47,780	46,421
Amortization of discount and deferred debt issuance costs	918	494	2,294	1,425
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,748	1,152	(179)	(1,043)
Maintenance capital expenditures (4)	(3,475)	(2,121)	(7,797)	(5,640)
Increase (decrease) in environmental liability	(277)	(526)	(719)	2,944
Increase (decrease) in reimbursable deferred revenue	(750)	(321)	(1,906)	671
Other non-cash adjustments	788	918	4,195	2,677
Distributable cash flow	$49,257	$50,306	$160,331	$143,495

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

Results of Operations—Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Summary
Net income attributable to Holly Energy Partners for the third quarter was $34.8 million ($0.33 per basic and diluted limited partner unit) compared to $34.3 million ($0.40 per basic and diluted limited partner unit) for the third quarter of 2015. The increase in earnings is primarily due to recent acquisitions including interests in the Frontier, Osage, and Cheyenne pipelines, the Tulsa crude tanks acquired in the first quarter of 2016, and the El Dorado refinery process units dropped down in the fourth quarter of 2015 as well as increased revenues from our 75% interest in the UNEV products pipeline offset by higher interest expense associated with our 6% Senior Notes, which we issued in July and the proceeds of which were eventually used to fund our Woods Cross processing units acquisition.
Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended September 30, 2016, include the recognition of $0.2 million of prior shortfalls billed to shippers in 2015 compared to revenues for the three months ended September 30, 2015, which included the recognition of $0.6 million of prior shortfalls billed to shippers in 2014. Additional shortfall billings of $2.1 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2016. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.
Revenues
Revenues for the quarter were $92.6 million, an increase of $4.2 million compared to the third quarter of 2015 primarily due to revenues from the El Dorado processing units acquired in the fourth quarter of 2015 and the inclusion of Tulsa crude tanks revenues. Overall pipeline volumes were down 5% compared to the three months ended September 30, 2015, largely due to lower crude pipeline volumes.

Table of Contentsril 19,

Revenues from our refined product pipelines were $30.4 million, a decrease of $0.6 million compared to the third quarter of 2015, mainly due to lower tariff rates. Shipments averaged 201.5 mbpd compared to 197.8 mbpd for the third quarter of 2015 mainly due to increased throughput volumes on the UNEV pipeline.
Revenues from our intermediate pipelines were $6.6 million, a decrease of $0.9 million, on shipments averaging 142.4 mbpd compared to 148.8 mbpd for the third quarter of 2015 mainly due to lower volumes from pipelines servicing HFC’s Navajo Refinery and a $0.4 million decrease in deferred revenue realized.
Revenues from our crude pipelines were $17.0 million, a decrease of $0.4 million, on shipments averaging 271.3 mbpd compared to 297.8 mbpd for the third quarter of 2015. Revenues decreased mainly due to tariff decreases as we continued to recognize revenue on minimum volume commitments.

Revenues from terminal, tankage and loading rack fees were $34.4 million, an increase of $1.9 million compared to the third quarter of 2015. Refined products terminalled in the facilities averaged 505.8 mbpd compared to 509.7 mbpd for the third quarter of 2015. The volume decrease is mainly due to the transfer of the El Paso terminal to HFC offset by the inclusion of volumes from our Tulsa crude tanks acquired in the first quarter of 2016. Revenues increased mainly due to revenue from the Tulsa crude tanks.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended September 30, 2016, increased by $3.8 million compared to the three months ended September 30, 2015. The increase is mainly due to operating expenses from the newly acquired El Dorado processing units offset by lower maintenance project costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2016, decreased by $0.9 million compared to the three months ended September 30, 2015. The decrease is principally due to accelerated tank depreciation and tank write-downs that occurred in the third quarter of 2015 offset by higher depreciation from our newly acquired El Dorado operating units.

General and Administrative
General and administrative costs for the three months ended September 30, 2016, decreased by $1.0 million compared to the three months ended September 30, 2015 mainly due to lower incentive compensation.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2016	2015
	(in thousands)
SLC Pipeline LLC	$1,283	$853
Frontier Aspen LLC	586	416
Osage Pipe Line Company, LLC	975	—
Cheyenne Pipeline LLC	923	—
Total	$3,767	$1,269

Interest Expense
Interest expense for the three months ended September 30, 2016, totaled $14.4 million, an increase of $5.0 million compared to the three months ended September 30, 2015. The increase is primarily due to the issuance of new 6% Senior Note in July. Our aggregate effective interest rates were 5.3% and 4.1% for the three months ended September 30, 2016 and 2015, respectively.

State Income Tax
We recorded state income tax expense of $61,000 and $69,000 for the three months ended September 30, 2016 and 2015, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Summary
Net income attributable to Holly Energy Partners for the nine months ended September 30, 2016, was $116.7 million compared to $96.0 million for the nine months ended September 30, 2015. The increase in earnings is primarily due to our share of earnings

Table of Contentsril 19,

from our acquisitions of 50% interests in Frontier Aspen LLC, Osage Pipe Line Company, LLC, and Cheyenne Pipeline LLC, our Tulsa crude tanks acquired in the first quarter of 2016, our refinery processing units acquired in the fourth quarter of 2015, and increased revenues from our 75% interest in the UNEV products pipeline.

Revenues for the nine months ended September 30, 2016, include the recognition of $7.2 million of prior shortfalls billed to shippers in 2015 as they did not meet their minimum volume commitments within the contractual makeup period. Deficiency payments of $6.1 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2016. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the nine months ended September 30, 2016, were $289.5 million, a $27.9 million increase compared to the nine months ended September 30, 2015. This is due principally to increased revenues from the El Dorado processing units, increased UNEV pipeline revenues, increased revenues on our crude pipelines servicing HollyFrontier's Navajo refinery, and the inclusion of Tulsa crude tanks revenues. Overall pipeline volumes were down 1.2% compared to the nine months ended September 30, 2015.

Revenues from our refined product pipelines were $101.2 million, an increase of $4.4 million compared to the nine months ended September 30, 2015, mainly due to increased revenue from UNEV of $4.7 million in addition to increased volumes and annual tariff increases. Shipments averaged 204.1 mbpd compared to 193.5 mbpd for the nine months ended September 30, 2015, largely due to increased volumes from pipelines servicing HFC’s Navajo refinery and the UNEV pipeline.
Revenues from our intermediate pipelines were $20.8 million, a decrease of $0.7 million, on shipments averaging 138.3 mbpd compared to 143.4 mbpd for the nine months ended September 30, 2015. The decrease in revenue was mainly due to lower volumes from pipelines servicing HFC's Navajo refinery and a $0.4 million decrease in deferred revenue realized.
Revenues from our crude pipelines were $53.1 million, an increase of $3.6 million, on shipments averaging 279.0 mbpd compared to 292.2 mbpd for the nine months ended September 30, 2015. Revenues increased mainly due to an increase in deferred revenue recognized and to a surcharge on our Beeson expansion.

Revenues from terminal, tankage and loading rack fees were $101.5 million, an increase of $7.7 million compared to the nine months ended September 30, 2015. Revenues increased primarily due to increased revenue from the El Dorado and Tulsa crude tanks, and higher volumes through the UNEV terminals. Refined products terminalled in the facilities averaged 478.0 mbpd compared to 466.2 mbpd for the nine months ended September 30, 2015. The volume increase is mainly due to the inclusion of volumes from our Tulsa crude tanks acquired in the first quarter of 2016 and our El Dorado crude tanks acquired late in the first quarter of 2015 offset by the transfer of the El Paso terminal to HFC in the first quarter of 2016.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2016, increased by $4.5 million compared to the nine months ended September 30, 2015. The increase is primarily due to operating expenses for our El Dorado processing units acquired in the fourth quarter of 2015 partially offset by lower environmental costs and maintenance project expenses.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2016, increased by $1.4 million compared to the nine months ended September 30, 2015. The increase is due principally to higher depreciation from our newly acquired El Dorado refinery processing units.

General and Administrative
General and administrative costs for the nine months ended September 30, 2016, decreased $1.0 million compared to the nine months ended September 30, 2015 mainly due to lower incentive compensation.

Table of Contentsril 19,

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investments	2016	2015
	(in thousands)
SLC Pipeline LLC	$3,397	$2,218
Frontier Aspen, LLC	3,049	416
Osage Pipe Line Company, LLC	2,423	—
Cheyenne Pipeline LLC	1,286	—
Total	$10,155	$2,634

Interest Expense
Interest expense for the nine months ended September 30, 2016, totaled $36.3 million, an increase of $8.9 million compared to the nine months ended September 30, 2015. The increase is primarily due to the $400 million 6% senior notes issued July 19, 2016, and a higher average balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.6% and 4.0% for the nine months ended September 30, 2016 and 2015, respectively.

State Income Tax
We recorded state income tax expense of $210,000 and $106,000 for the nine months ended September 30, 2016 and 2015, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the nine months ended September 30, 2016, we received advances totaling $310.5 million and repaid $642.5 million, resulting in a net decrease of $332.0 million under the Credit Agreement and an outstanding balance of $380.0 million at September 30, 2016. We have no letters of credit outstanding under the Credit Agreement at September 30, 2016, and the available capacity under the Credit Agreement is $820.0 million at September 30, 2016.
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

On September 16, 2016, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 common units representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, and we received proceeds of approximately $103 million, which were used to finance a portion of the Wood Cross acquisition discussed below. As a result of the private placement, HFC now owns a 37% interest in us (including the 2% general partner interest). To maintain the 2% general partner interest, HFC contributed $2.1 million to HEP in October 2016.

On July 19, 2016, we closed a private placement of $400 million aggregate principal amount of 6.0% senior unsecured notes due in 2024. We used the net proceeds to repay indebtedness under our revolving credit agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2016, HEP has issued 703,455 units under this program, providing approximately $23.5 million in gross proceeds. We incurred sales commissions of $0.5 million associated with the issuance of these units. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

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

In February, May, and August 2016, we paid regular quarterly cash distributions of $0.565, $0.575, and $0.585 on all units in an aggregate amount of $138.8 million including $34.5 million of incentive distribution payments to our general partner.

Contemporaneously with our UNEV interest acquisition on July 12, 2012, HEP Logistics, our general partner, agreed to forego its right to incentive distributions of $1.25 million per quarter over twelve consecutive quarterly periods following the close of the transaction and up to an additional four quarters if HFC’s Woods Cross Refinery expansion did not attain certain thresholds. HEP Logistics’ waiver of its right to incentive distributions of $1.25 million per quarter ended with the distribution paid in the third quarter of 2016.

Cash and cash equivalents decreased by $7.8 million during the nine months ended September 30, 2016. The cash flows provided by operating activities of $185.0 million were less than the cash flows used for financing activities of $103.6 million and investing activities of $89.2 million. Working capital decreased by $11.3 million to $0.9 million at September 30, 2016, from $12.2 million at December 31, 2015.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $19.4 million from $165.6 million for the nine months ended September 30, 2015, to $185.0 million for the nine months ended September 30, 2016. This increase is due principally to higher cash receipts for services performed and higher distributions received from equity investments partially offset by higher payments for interest and operating expenses in the nine months ended September 30, 2016, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $89.2 million for the nine months ended September 30, 2016, compared to $136.6 million for the nine months ended September 30, 2015, a decrease of $47.3 million. During the nine months ended September 30, 2016 and 2015, we invested $48.2 million and $55.8 million in additions to properties and equipment, respectively. We purchased a 50% interest in Cheyenne Pipeline LLC for $42.6 million in June 2016, and the El Dorado crude tank assets for $27.5 million in March 2015 and a 50% interest in Frontier Pipeline for $54.6 million in August 2015.

Cash Flows—Financing Activities
Cash flows used for financing activities were $103.6 million for the nine months ended September 30, 2016, compared to $21.0 million for the nine months ended September 30, 2015, an increase of $82.6 million. During the nine months ended September 30, 2016, we received $310.5 million and repaid $642.5 million in advances under the Credit Agreement. We also received net proceeds of $394 million from the issuance of our 6% senior notes and $22.8 million from issuance of common units under our continuous offering program. Additionally, we paid $138.8 million in regular quarterly cash distributions to our general and limited partners, $3.8 million to our noncontrolling interest and $0.8 million for the purchase of common units for recipients of our incentive grants. We paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016, and $1.2 million to HFC related to the Osage acquisition. We also paid $3.9 million in deferred financing charges to amend our credit agreement. During the nine months ended September 30, 2015, we received $443.0 million and repaid $360.0 million in advances under the Credit Agreement. We paid $125.2 million in regular quarterly cash distributions to our general and limited partners, distributed $2.9 million to our noncontrolling interest, and paid $0.2 million for the purchase of common units for recipients of our incentive grants. In addition, we received $24.4 million for the El Dorado Operating acquisition and $0.8 million for Tulsa tank expenditures from HFC.

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

Table of Contentsril 19,

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2016 capital budget is comprised of $13 million for maintenance capital expenditures and $57 million for expansion capital expenditures. We expect to spend approximately $60 million to $65 million of total capital expenditures, excluding acquisitions, for the year. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Credit Agreement
In March 2016, we amended our Credit Agreement increasing the size of the Credit Agreement from $850 million to $1.2 billion. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital as well as for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance with as of September 30, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
We have $300 million in aggregate principal amount outstanding of 6.5% senior notes (the “6.5% Senior Notes”) maturing March 2020.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes” and together with the 6.5 % Senior Notes, the “Senior Notes”). We used the net proceeds to repay indebtedness under our revolving credit agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter

Table of Contentsril 19,

into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of September 30, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Credit Agreement	$380,000	$712,000

6% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(6,712)	—
	393,288	—
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,673)	(3,248)
	297,327	296,752

Total long-term debt	$1,070,615	$1,008,752

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2016 and 2015. Historically, the PPI has increased an average of 1.6% annually over the past five calendar years, including a decrease of 3.2% in 2015.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases or decreases. A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2016, we have a net accrual of $7.0 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016, as required. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million for the three months ending March 31, 2015. This reduction had no impact on the historical earnings per unit.

Table of Contentsril 19,

Share-Based Compensation
In March 2016, Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective January 1, 2017, and will have an immaterial impact to our financial condition, results of operations and cash flows.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of September 30, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million of Credit Agreement advances. The swaps effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of September 30, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At September 30, 2016, we had outstanding principal balances of $300 million on our 6.5% Senior Notes and $400 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2016, the fair values of our 6.5% Senior Notes was $308.3 million and of our 6% Senior Notes was $412.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at September 30, 2016, would result in changes of approximately $5.5 million in the fair value of the underlying 6.5% Senior Notes, and $14.1 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2016, borrowings outstanding under the Credit Agreement were $380.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $150.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $230.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016, at a reasonable level of assurance.

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

The Exhibit Index on page 50 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 3, 2016	/s/ Richard L. Voliva III
Richard L. Voliva III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2016	/s/ Kenneth P. Norwood
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

4.1+
Seventh Supplemental Indenture dated November 2, 2016, among Woods Cross Operating LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

4.2
Indenture dated July 19, 2016, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated July 19, 2016, File No. 1-32225).

4.3+
First Supplemental Indenture dated November 2, 2016, among Woods Cross Operating LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association.

10.1
Second Amended and Restated Master Throughput Agreement dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.2
Fifteenth Amended and Restated Omnibus Agreement dated August 8, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.3
Second Amended and Restated Services and Secondment Agreement dated as of August 8, 2016, by and among Holly Logistic Services, L.L.C., Holly Energy Partners-Operating L.P., El Dorado Operating LLC, Cheyenne Logistics LLC, El Dorado Logistics LLC, HEP Tulsa LLC, HollyFrontier Payroll Services, Inc., HollyFrontier Cheyenne Refining LLC, HollyFrontier El Dorado Refining LLC and HollyFrontier Tulsa Refining LLC(incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

Table of Contentsril 19,

10.4
Second Amended and Restated Master Lease and Access Agreement dated as of August 8, 2016, by and among HollyFrontier El Dorado Refining LLC, HollyFrontier Cheyenne Refining LLC, HollyFrontier Tulsa Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Navajo Refining LLC, El Dorado Operating LLC, El Dorado Logistics LLC, Cheyenne Logistics LLC, HEP Tulsa LLC, HEP Woods Cross, L.L.C. and HEP Pipeline, L.L.C. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.5
Pipeline Deficiency Agreement dated as of August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.6
Common Unit Purchase Agreement, dated as of September 16, 2016, by and among Holly Energy Partners, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated September 19, 2016, File No. 1-32225).

10.7
LLC Interest Purchase Agreement dated as of October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.8
Amended and Restated Master Tolling Agreement (Operating Assets) dated as of October 3, 2016, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners-Operating L.P., HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.9
Sixteenth Amended and Restated Omnibus Agreement dated as of October 3, 2016, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.10
Third Amended and Restated Services and Secondment Agreement dated as of October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.11
Third Amended and Restated Master Lease and Access Agreement dated as of October 3, 2016, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

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

101*
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.
++	Furnished herewith.
*	Filed electronically herewith.