Form 10-K
period 2016-12-31
HOLLY ENERGY PARTNERS LP
filed 2017-02-22
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $1.3 billion on June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, based on the last sales price as quoted on the New York Stock Exchange on such date.
The number of the registrant’s outstanding common limited partners units at February 17, 2017 was 62,780,503.
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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

6% Senior Notes	20
6.5% Senior Notes	78
Alon	5
bpd	6
Cheyenne Pipeline	6
Credit Agreement	15
EBITDA	39
Expansion capital expenditures	15
FERC	6
Frontier Pipeline	8
GAAP	39
Guarantor subsidiaries	88
HEP	5
HEP Logistics	21
HLS	5
HFC	5
IRAs	34
LACT	9
LIBOR	75
Long-term Incentive Plan	37
LPG	5
Magellan	13
Maintenance capital expenditures	15
mbbls	6
MMSCFD	9
Mid-America	6
Non-Guarantor	88
Omnibus Agreement	14
Osage Pipeline	13
Parent	88
Plains	6
PHMSA	15
PPI	6
Predecessor	38
SCADA	12
SEC	5
Secondment Agreement	14
Sinclair	7
SLC Pipeline	8
UNEV	8
Woods Cross Operating	13

Items 1 and 2. Business and Properties

OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership engaged principally in the business of operating a system of petroleum product and crude pipelines, storage tanks, distribution terminals, loading rack facilities and refinery processing units in West Texas, New Mexico, Utah, Nevada, Oklahoma, Wyoming, Kansas, Arizona, Idaho and Washington. We were formed in Delaware in 2004 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Also available on our website are copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “HFC” refers to HollyFrontier Corporation and its subsidiaries, other than HEP and its subsidiaries and other than Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of HollyFrontier Corporation that is the general partner of the general partner of HEP and manages HEP.
We own and operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. HFC owns a 37% interest in us, including the 2% general partner interest and a 35% limited partnership interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 14 to our consolidated financial statements in Part II, Item 8.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, providing other services at our storage tanks and terminals and charging a tolling fee per barrel or thousand standard cubic feet of feedstock throughput in our refinery processing units. We do not take ownership of products that we transport, terminal, store or process, and therefore, we are not directly exposed to changes in commodity prices.
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

PIPELINES AND TERMINALS

Pipelines

Our refined product pipelines transport light refined products from HFC’s Navajo refinery in New Mexico and Alon’s Big Spring refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, Utah, and Oklahoma and from various refineries in Utah, Wyoming, and Montana (including HFC's Woods Cross refinery in Utah) to Las Vegas, Nevada and Cedar City, Utah. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and liquefied petroleum gases ("LPGs") (such as propane, butane and isobutane).

Our intermediate product pipelines consist principally of three parallel pipelines that connect the Navajo refinery, Lovington and Artesia facilities. These pipelines primarily transport intermediate feedstocks and crude oil for HFC’s refining operations in New Mexico. We also own pipelines that transport intermediate product and gas between HFC's Tulsa East and West refinery facilities.

Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico, Kansas and Oklahoma that deliver crude oil to HFC's Navajo and El Dorado refineries and crude oil pipelines that support HFC’s Woods Cross refinery.

Our pipelines are regularly inspected, are well maintained and, we believe, are in good repair. Generally, other than as may be provided in certain pipelines and terminal agreements, substantially all of our pipelines are unrestricted as to the direction in which product flows and the types of crude and refined products that we can transport on them. The Federal Energy Regulatory Commission

("FERC") regulates the transportation tariffs for interstate shipments on our refined product pipelines and state regulatory agencies regulate the transportation tariffs for intrastate shipments on our pipelines.

HFC shipped an aggregate of 62% of the petroleum products transported on our refined product pipelines and 95% of the throughput volumes transported on our intermediate pipelines in 2016. HFC is the only shipper on our crude pipelines.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Volumes transported for barrels per day ("bpd"):
HFC	542,762	558,027	457,014	397,359	405,718
Third parties	75,909	73,555	64,055	63,337	63,152
Total	618,671	631,582	521,069	460,696	468,870
Total barrels in thousands (“mbbls”)	226,434	230,527	190,190	168,154	171,606

Our pipeline assets are managed by geographic region; significant pipeline assets are grouped accordingly and described below.

Mid-Continent Region

Tulsa, Oklahoma Interconnect Pipelines
Five pipelines, totaling seven miles, move intermediate product and gas between HFC’s Tulsa East and West refinery facilities.

El Dorado Crude Delivery Pipeline
This 2-mile pipeline supplies HFC's El Dorado Refinery facility with crude oil from HEP's El Dorado crude tankage. HFC is the only shipper on this line.

Osage Pipe Line Company LLC
This 135-mile pipeline supplies HFC's El Dorado Refinery with crude oil from Cushing, Oklahoma and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. HEP has a 50% interest in this entity and is the operator of the pipeline.

Cheyenne Pipeline LLC
This 87-mile crude oil pipeline runs from Fort Laramie, Wyoming to Cheyenne, Wyoming. HEP owns a 50% interest in this entity; the pipeline is operated by an affiliate of Plains All American Pipeline, L.P. ("Plains").

Southwest Region

Artesia, New Mexico to El Paso, Texas
These 371 miles of pipeline are comprised of four main segments which are regulated by the FERC. The segments primarily ship refined product produced at the Navajo refinery to HFC's El Paso terminal: (1) 156 miles of 6-inch pipeline from HFC's Navajo refinery to HFC's El Paso terminal, (2) 82 miles of 12-inch pipeline from HFC's Navajo refinery to our Orla tank farm, (3) 126 miles from our Orla tank farm to outside El Paso and (4) 7 miles from outside El Paso to HFC's El Paso terminal. There are two shippers on the latter two segments, HFC and Alon, and HFC is the only shipper on the first two segments.

Refined products destined to HFC's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60 mile segment that extends from HFC's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155 mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC ("Mid-America") under a long-term lease agreement which expires in 2027. The current monthly lease payment is $530,000 (subject to adjustments for changes in Producer Price Index ("PPI")) to the owner/operator, Mid-America. HFC is the only shipper on this pipeline.

Moriarty, New Mexico to Bloomfield, New Mexico
This 191-mile pipeline is leased from Mid-America and ships refined product from Moriarty to Western Refining's terminal in Bloomfield and our Bloomfield terminal, which is currently idled. This pipeline is operated by Mid-America (or its designee), and HFC is the only shipper on this pipeline.

Big Spring, Texas to Abilene and Wichita Falls, Texas
These two pipelines carry refined product produced at Alon's Big Spring refinery to the Abilene and Wichita Falls terminals and span 100 miles from Big Spring to Abilene and 227 miles from Big Spring to Wichita Falls. Alon is the only shipper on these pipelines.

Wichita Falls, Texas to Duncan, Oklahoma
This 47-mile, common carrier pipeline is regulated by the FERC and transports refined product from the Wichita Falls terminal to Alon's Duncan terminal. Alon is the only shipper on this pipeline.

Midland, Texas to Orla, Texas
This 135-mile pipeline is used for the shipment of refined product from Midland to our tank farm at Orla (refined product produced at Alon's Big Spring refinery). Alon is the only shipper on this pipeline.

Intermediate pipelines between Lovington, New Mexico and Artesia, New Mexico
Two of the three 65-mile pipelines are used for the shipment of intermediate feedstocks, crude oil and LPGs from HFC's Navajo refinery Lovington facility to its Artesia facility. The third pipeline is used to supply both HFC's Navajo refinery Artesia and Lovington facilities with crude oil from the Barnsdall and Beeson gathering systems. This third pipeline can also connect to the Roadrunner pipeline (described below). HFC is the primary shipper on these pipelines.

Roadrunner pipeline
The 69-mile Roadrunner crude oil pipeline connects the Navajo refinery Lovington facility to a terminal on the Centurion Pipeline in Slaughter, Texas that extends to Cushing, Oklahoma. This pipeline is currently used to deliver crude oil from Lovington to Slaughter, but has been reversed in prior years for the shipment of crude oil from Cushing, Oklahoma to the Navajo refinery Lovington facility.

New Mexico and Texas crude oil pipelines
The 802-mile network of crude oil gathering and trunk pipelines deliver crude oil to HFC’s Navajo refinery from New Mexico and Texas. The crude oil trunk pipelines consist of nine pipeline segments that deliver crude oil to the Navajo refinery Lovington facility and fourteen pipeline segments that deliver crude oil to the Navajo refinery Artesia facility. The crude oil gathering pipelines connect crude leases and crude gathering hubs to the crude oil trunk pipeline system.

New Mexico crude expansion pipelines
HEP constructed three pipelines to expand on the existing network of New Mexico crude oil pipelines discussed above. They include (1) the 46-mile Beeson pipeline which delivers crude oil from the crude oil gathering system to the Navajo refinery Lovington facility and the Roadrunner Pipeline (2) the 61-mile Whites City crude pipeline which delivers crude oil from HEP's Whites City Road crude truck off-loading station to Artesia Station and (3) the 13-mile Bisti connector pipeline which delivers crude oil from HEP's Beeson Crude Station to the Plains All-American Bisti Pipeline.

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Pipe Line Company's terminal is used for product shipments to and through the Pioneer terminal (2) another 2-mile segment is used to ship refined product from HFC's Woods Cross refinery to the UNEV pipeline origin pump station (3) a 4-mile segment from HFC's Woods Cross refinery to Chevron Pipeline’s Salt Lake City products pipeline is used for product shipments from HFC’s Woods Cross refinery to Tesoro Logistics LP's Northwest Pipeline origin station (4) in 2016, HEP completed construction of the fourth 1- mile segment which will be used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HFC is the only shipper on the three former segments and Chevron is the only shipper on the fourth, common carrier segment.

UNEV refined product pipeline
The 427-mile UNEV products pipeline is used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. HFC and Sinclair Transportation Company (“Sinclair”) are the primary shippers on this pipeline. This pipeline is owned by UNEV Pipeline, LLC ("UNEV"). HEP owns a 75% interest in UNEV and HEP is the operator of this pipeline.

SLC Pipeline LLC
This 95-mile crude oil pipeline ("SLC Pipeline") is used to transport crude into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline (described below) as well as crude flowing from Wyoming and Utah via the Plains Rocky Mountain pipeline. HEP owns a 25% interest in this entity; the pipeline is operated by an affiliate of Plains.

Frontier Aspen LLC
This 289-mile crude oil pipeline ("Frontier Pipeline") spans from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline. HEP owns a 50% interest in this entity; the pipeline is operated by an affiliate of Plains.

The following table sets forth certain operating data for each of our refined product, intermediate and crude pipelines, most of which are described above. We calculate the capacity of our pipelines based on the throughput capacity for barrels of refined product, intermediate or crude that may be transported in the existing configuration; in some cases, this includes the use of drag reducing agents.

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12/8	215	70,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300	(7)
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	8	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Evans Junction to Artesia, NM	8	12	107	(6)
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	62,400
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	8	40,000

(1)	Includes 15,000 bpd capacity on the Orla to El Paso segment of this pipeline, leased to Alon under capacity lease agreements.

(2)	The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.

(5)	The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD and 10 MMSCFD, and the two liquid pipelines are 45,000 bpd and 60,000 bpd.

(6)	The capacity is in MMSCFD per day.

(7)	Pipeline is currently idled.

Terminals, Loading Racks and Refinery Tankage

Our refined product terminals receive products from pipelines connected to HFC’s refineries and Alon’s Big Spring refinery. We then distribute them to HFC and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve HFC’s and Alon’s marketing activities and other customers. Terminals play a key role in moving product to the end-user market by providing the following services:

•	distribution;

•	blending to achieve specified grades of gasoline and diesel, including the blending of butane, ethanol and biodiesel;

•	other ancillary services that include the injection of additives and filtering of jet fuel; and

•	storage and inventory management.

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

Our refined product terminals derive most of their revenues from terminalling fees paid by customers. We charge a fee for transferring refined products from the terminal to trucks or to pipelines connected to the terminal. In addition to terminalling fees, we generate revenues by charging our customers fees for storage, blending, injecting additives, and filtering jet fuel. HFC currently accounts for the substantial majority of our refined product terminal revenues.

Our crude terminal receives crude from the Osage pipeline and derives most of its revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2016	2015	2014	2013	2012
Refined products and crude terminalled for (bpd):
HFC	413,487	391,292	261,888	255,108	271,549
Third parties	72,342	78,403	69,100	63,791	53,456
Total	485,829	469,695	330,988	318,899	325,005
Total (mbbls)	177,813	171,439	120,811	116,398	118,952

Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 10,377,000 barrels of storage.

Our terminals, loading racks and refinery tankage are managed by geographic region; significant assets are grouped accordingly and described below.

Mid-Continent Region

Cheyenne, Wyoming facility truck racks
The Cheyenne loading rack facilities consist of light refined product, heavy product and LPG truck racks. These racks load refined product and propane onto tanker trucks for delivery to markets in surrounding areas. Additionally, these facilities include four crude oil Lease Automatic Custody Transfer ("LACT") units that unload crude oil from tanker trucks.

El Dorado, Kansas crude tankage
On March 6, 2015, we acquired an existing crude tank farm from an unrelated party. The crude tank farm is adjacent to HFC's El Dorado Refinery and is used, primarily, to store and supply crude oil for this refinery facility. HFC is the main customer of this crude tank farm.

El Dorado, Kansas facility truck racks
The El Dorado loading rack facilities consist of a light refined products truck rack and a propane truck rack. These racks load refined products and propane onto tanker trucks for delivery to markets in surrounding areas.

Tankage at HFC refinery facilities
At HFC's Cheyenne, El Dorado, and Tulsa refinery facilities, HEP owns refined product, intermediate and crude tankage that support these refineries in production and distribution. HFC is the only customer utilizing these tanks.

Tulsa, Oklahoma facilities truck and rail racks
The Tulsa truck and rail loading rack facilities consist of loading racks located at HFC’s Tulsa refinery West and East facilities. Loading racks at the Tulsa refinery West facility consist of rail and truck racks that load refined products and lube oil produced at the refinery onto rail cars and tanker trucks. Loading racks at the Tulsa refinery East facility consist of truck and rail racks at which we load refined products and off load crude. The truck racks also load asphalt and LPG.

Tulsa, Oklahoma tanks
On March 31, 2016, we acquired crude oil tanks from an unrelated party. The crude tank farm is adjacent to HFC's Tulsa Refinery and is used, primarily, to store and supply crude oil for this refinery facility. HFC is the main customer of this crude tank farm.

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Alon's Big Spring refinery, which accounted for all of its volumes in 2016. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Alon is the only customer at this terminal.

Artesia, New Mexico facility truck rack
The truck rack at HFC's Navajo refinery Artesia facility loads light refined product produced at the Navajo refinery onto tanker trucks for delivery to markets in the surrounding area. HFC is the only customer of this truck rack.

Artesia, New Mexico railyard
HEP constructed 8,300 track feet of rail storage on land situated near the railway station of Artesia, New Mexico. HEP leases this land from BNSF Railway Company and subleases the land to HFC. HEP leases the track to HFC and HEP is receiving reimbursement from HFC for the construction costs over the 25 year term of the lease.

Lovington, New Mexico facility asphalt truck rack
The asphalt loading rack facility at HFC's Navajo refinery Lovington facility loads asphalt produced at the Navajo refinery into tanker trucks.  HFC is the only customer of this truck rack.

Moriarty, New Mexico terminal
We receive light refined product at this terminal from the Navajo refinery Artesia facility through our pipelines. Refined product received at this terminal is sold locally, via the truck rack. HFC is the only customer at this terminal and there are no competing terminals in Moriarty, New Mexico.

Orla, Texas tank farm
The Orla tank farm receives refined product from Alon's Big Spring refinery. Refined product received at the tank farm is delivered into our Orla to El Paso pipeline segment (described above). Alon is the only customer at this tank farm.

Tankage at HFC refinery facilities
At HFC's Artesia and Lovington refinery facilities, HEP owns crude tankage that supports the refineries in their production of petroleum products. HFC is the only customer utilizing these tanks.

Tucson, Arizona terminal
We own 100% of the improvements and lease the underlying ground at this terminal. Refined product received at the Tucson terminal originate from HFC's Navajo refinery Artesia facility and is transported, on our pipelines, to HFC's El Paso terminal where it connects to Kinder Morgan Energy Partners, L.P.'s East system pipeline that delivers into the Tucson terminal. Refined product received at this terminal is sold locally, via the truck rack. Competition in this market includes terminals owned by Kinder Morgan.

Wichita Falls, Texas terminal
This terminal receives refined product from Alon's Big Spring refinery, which accounted for all of its volumes in 2016. Refined product received at this terminal is sold via a truck rack or shipped via pipeline connections to Alon’s terminal in Duncan, Oklahoma and also to NuStar Energy L.P.’s Southlake Pipeline. Alon is the only customer at this terminal.

Northwest Region

Mountain Home, Idaho terminal
We receive jet fuel from third parties at this terminal that is transported on Tesoro Logistics LP's Salt Lake City to Boise, Idaho pipeline. We then transport the jet fuel from the Mountain Home terminal through our 13-mile pipeline to the United States Air Force base outside of Mountain Home. Our pipeline associated with this terminal is the only pipeline that supplies jet fuel to the air base. We are paid a single fee, from the Defense Energy Support Center, for injecting, storing, testing and transporting jet fuel at this terminal.

Spokane, Washington Terminal
This terminal is connected to the Woods Cross refinery via a Tesoro Logistics common carrier pipeline. The Spokane terminal is also supplied by rail and truck. Refined product received at this terminal is sold locally, via the truck rack. We have several major customers at this terminal. Other terminals in the Spokane area include terminals owned by ExxonMobil and ConocoPhillips.

Tankage at HFC refinery facilities
At HFC's Woods Cross refinery facility, HEP owns crude tankage that supports the refinery in its production of petroleum products. HFC is the only customer utilizing these tanks.

UNEV terminals
UNEV owns two terminals, located in Cedar City, Utah and Las Vegas, Nevada, that receive product primarily from HFC and Sinclair through the UNEV Pipeline, originating in Woods Cross, Utah. Refined product received at these terminals is sold locally.

Woods Cross, Utah facility truck rack
The truck rack at the Woods Cross facility loads light refined product produced at HFC's Woods Cross refinery onto tanker trucks for delivery to markets in the surrounding area. HFC is the only customer of this truck rack.

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	211,000	9	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Tucson, AZ(2)	186,000	9	Pipeline	Truck
Mountain Home, ID(3)	122,000	4	Pipeline	Pipeline
Spokane, WA	384,000	28	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	220,000	11	Pipeline	Truck/Pipeline
Las Vegas, NV	378,000	12	Pipeline/Truck	Truck
Cedar City, UT	235,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	129,000	5	Pipeline	Pipeline
El Dorado, KS crude tankage	1,150,000	11	Pipeline	Pipeline
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Cheyenne facility truck racks	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	3,375,000

(1)	Inactive

(2)	The underlying ground at the Tucson terminal is leased.

(3)	Handles only jet fuel.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	180,000	Crude oil	2
Lovington, NM	309,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,855,000	Crude oil and refined product	60
Cheyenne, WY	1,966,000	Crude oil and refined product	56
El Dorado, KS	3,877,000	Refined and intermediate product	85
Total	10,377,000

CONTROL OPERATIONS OF PIPELINES AND TERMINALS

All of our pipelines are operated via geosynchronous satellite, microwave and radio systems from our central control room located in Artesia, New Mexico. We also monitor activity at our terminals from this control room. The control center operates with state-of-the-art Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, engines, and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations and meter-measurement points on the pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces our requirement for full-time on-site personnel at most of these locations.

REFINERY PROCESSING UNITS

Our refinery processing units are integrated in HFC's El Dorado, Kansas refinery and HFC's Woods Cross, Utah refinery and are used to support their daily operations, which chemically transform crude oil into various petroleum products, including gasoline, diesel, LPGs, and asphalt.

HFC is committed to supply these units with a minimum feedstock throughput for each calender quarter. HEP has committed that these units yield a certain level of petroleum product. The initial terms for the refinery processing units at HFC's El Dorado and Woods Cross refineries extend through 2030 and 2031, respectively.

The El Dorado units were first operational in the third and fourth quarters of 2015 and the Woods Cross units were first operational in the second quarter of 2016. These units will be operating on a daily basis until they are taken down for large-scale maintenance, which can be every two to four years and could last from two to four weeks. During this maintenance period (turnaround), the minimum feedstock throughput is adjusted so that HFC is not penalized for HEP's maintenance requirements.

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

Our refinery processing units are managed by refinery; significant assets are grouped accordingly and described below.

El Dorado Refinery

Naphtha Fractionation Unit - El Dorado, Kansas refinery facility
The feedstock used by the naphtha fractionation unit is desulfurized naphtha, which is produced by the refinery earlier in the refining process. Desulfurized naphtha is a key component in gasoline, and this unit is used to reduce the level of benzene precursors. This allows the resulting product to be processed further to produce gasoline that meets regulatory requirements. The unit's feedstock capacity is 50,000 bpd of desulfurized naphtha.

Hydrogen Generation Unit - El Dorado, Kansas refinery facility
The hydrogen unit primarily uses natural gas as a feedstock to produce hydrogen gas that is used in HFC's operation of its El Dorado, Kansas refinery. This feedstock is supplied from purchased natural gas. The hydrogen unit's natural gas feedstock capacity is 6,100 thousand standard cubic feet per day.

Woods Cross Refinery

Crude Unit - Woods Cross, Utah refinery facility
The crude unit is comprised of several components, primarily an atmospheric distillation tower, a desalter and heat exchangers, together referred to as the crude unit. The crude unit uses black wax and other crudes as feedstock and is the first step in the refining process to separate crude into refined products. This process is accomplished by heating the crude until it is distilled into various intermediate streams. These intermediate streams are further refined downstream of the crude unit. The initial rejection of major contaminants is also performed by the crude unit. Its feedstock capacity is 15,000 bpd of crude oil.

Fluid Catalytic Cracking Unit - Woods Cross, Utah refinery facility
The fluid catalytic cracking unit ("FCC") is used to convert the high-boiling, high-molecular weight hydrocarbon fractions of crude oil to more valuable products like gasoline, diesel and LPGs. This conversion is performed by the cracking of petroleum hydrocarbons achieved from extremely high temperatures and fluidized catalyst. The FCC's capacity is 8,000 bpd of atmospheric tower bottoms from the crude unit, discussed above, and gas oil.

Polymerization Unit - Woods Cross, Utah refinery facility
The polymerization unit uses the LPGs, propylene and butylene, from the FCC unit and polymerizes them into high octane gasoline blendstock using heat and catalysts. This gasoline blendstock is combined with other blendstocks in the refinery to make finished gasoline. The polymerization unit's feedstock capacity is 2,500 bpd.
ACQUISITIONS

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we have also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and transitioned into that role on September 1, 2016.

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

Cheyenne Pipeline
On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline LLC will continue to be operated by Plains, which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 bpd capacity.

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, FCC, and polymerization unit located at HFC’s Woods Cross refinery, for cash consideration of $278 million. The consideration was funded with approximately $103 million in proceeds from a private placement of 3,420,000 common units representing limited partnership interests at a price of $30.18 per common unit with the balance funded with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

The acquisitions above and their basis of presentation are described further in Notes 1 and 2 in notes to consolidated financial statements of HEP and the descriptions in Notes 1 and 2 are incorporated herein by reference.

AGREEMENTS WITH HFC AND ALON

We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2016, these agreements with HFC require minimum annualized payments to us of $321.0 million.
If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2016, these agreements with Alon require minimum annualized payments to us of $32.6 million.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.5 million in 2016) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, investor relations, directors’ compensation, directors’ and officers’ insurance and registrar and transfer agent fees.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2017 capital budget is comprised of $9 million for maintenance capital expenditures and $30 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects, will be funded with cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our senior secured revolving credit facility (the “Credit Agreement”), or a combination thereof. With volatility and uncertainty at times in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing. Additionally, due to pricing movements in the debt and equity markets, we may not be able to issue new debt and equity securities at acceptable pricing. Without additional capital beyond amounts available under the Credit Agreement, our ability to obtain funds for some of these capital projects may be limited.
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
COMPETITION
As a result of our physical integration with HFC’s refineries, our contractual relationship with HFC under the Omnibus Agreement and the HFC pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of refined products transported from HFC’s refineries, particularly during the terms of our long-term transportation agreements with HFC expiring in 2019 through 2036. Additionally, under our throughput agreement with Alon expiring in 2020, we believe that we will not face significant competition for those barrels of refined products we transport from Alon’s Big Spring refinery.
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
ENVIRONMENTAL REGULATION AND REMEDIATION
Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment and natural resources. As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe that they do not affect our competitive position given that the operations of our competitors are similarly affected. We believe our operations are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions, and construction bans or delays. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Environmental groups frequently challenge pipeline infrastructure projects. Moreover, a major discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2016, we have an accrual of $7.1 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 249 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees. HFC considers its employee relations to be good.
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

We depend on HFC and particularly its Navajo and Woods Cross refineries for a substantial majority of our revenues; if those revenues were significantly reduced or if HFC's financial condition materially deteriorated, there would be a material adverse effect on our results of operations.

For the year ended December 31, 2016, HFC accounted for 78% of the revenues of our petroleum product and crude pipelines, 88% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at HFC's refineries, our revenues and cash flow would decline.

Any significant reduction in production at the Navajo refinery could reduce throughput in our pipelines and terminals, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2016, production from the Navajo refinery accounted for 73% of the throughput volumes transported by our refined product and crude pipelines. The Navajo refinery also received 95% of the throughput volumes shipped on our New Mexico intermediate pipelines. Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•	competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;

•
operational problems such as catastrophic events at the refinery, labor difficulties, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;

•	planned maintenance or capital projects;

•
increasingly stringent environmental laws and regulations, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel for both on-

road and non-road usage as well as various state and federal emission requirements that may affect the refinery itself and potential future climate change regulations;

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

For the year ended December 31, 2016, Alon accounted for 8% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Alon under a capacity lease agreement. If Alon satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at Alon’s refineries, our revenues and cash flow would decline.

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

As of December 31, 2016, the principal amount of our total outstanding debt was $1,253 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indenture for our 6.0% senior notes due 2024 (the "6% Senior Notes") may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses. Any limitations on our access to capital will impair our ability to execute this strategy. If the cost of such capital becomes too expensive, or if the development or acquisition opportunities are on terms that do not allow us to obtain appropriate financing, our ability to develop or acquire accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our cost of equity include market conditions, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders. Additionally, our general partner, HEP Logistics Holdings, L.P. ("HEP Logistics"), is entitled to incentive distributions when the amount we distribute with respect to any quarter exceeds specified target levels. The amount of incentive distributions that we make to our general partner further limits the amount of capital available to us to finance future development and acquisitions.

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

Our growth strategy also depends upon:

•	the accuracy of our assumptions about growth in the markets that we currently serve or have plans to serve in the Southwestern, Northwest and Mid-Continent regions of the United States;

•	HFC's willingness and ability to capture a share of additional demand in its existing markets; and

•	HFC's willingness and ability to identify and penetrate new markets in the Southwestern, Northwest and Mid-Continent regions of the United States.

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

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain attractive revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput agreements with HFC and Alon expire beginning in 2019 through 2036.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and worker health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may also be required to address conditions discovered in the future that require environmental response actions or remediation. The transportation and storage of refined products produces a risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. Further, we own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. Environmental laws can impose strict, joint and several liability for releases of hazardous substances into the environment, and we could find ourselves liable for past releases caused by third parties. If we were to incur a significant liability pursuant to environmental laws or regulations, it could have a material adverse effect on us.

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

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. In addition, the EPA finalized new regulations in 2016 that limit methane emissions from certain new and modified oil and gas facilities. These requirements could result in increased compliance costs and could also have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
PHMSA regulations require pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened assessment, analysis, prevention and repair activities. Routine assessments under the integrity management program may result in findings that require repairs or other actions.

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
Among other things, the 2011 Amendments to the Pipeline Safety Act direct the Secretary of Transportation to study, and where appropriate based on the results and statutory factors, promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valves, leak detection, and other requirements. The 2011 Amendments also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Amendments as well as any implementation of PHMSA regulations thereunder, reinterpretation of existing laws or regulations, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect to the 2011 Amendments could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. Congress made additional changes to the Pipeline Safety Laws in 2016 that require PHMSA to issue additional regulations and perform studies that may or may not lead to additional requirements in the future. There are numerous, currently pending PHMSA rulemaking proceedings on a variety of pipeline safety topics. PHMSA’s rulemakings are intended to implement the 2011 and 2016 statutory changes, as well as additional policy priorities. For example, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. Any such new and expanded requirements may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

One of the ways we may grow our business is through the construction of new pipelines and terminals or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. For example, pipeline construction projects requiring federal approvals are generally subject to environmental review requirements under the National Environmental Policy Act, and must also comply with other natural resource review requirements imposed pursuant to the Endangered Species Act and the National Historic Preservation Act. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

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

The primary rate-making methodology of the FERC is price indexing. We use this methodology in all of our interstate markets. The indexing method allows a pipeline to increase its rates based on a percentage change in the PPI for finished goods. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum allowable rate. If the FERC price indexing methodology permits a rate increase that is not large enough to fully reflect actual increases in our costs, we may need to file for a rate increase using an alternative method with a much higher burden of proof and without the guarantee of success. These FERC rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. On October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6, 157 FERC ¶ 61, 047 (2016) (“ANOPR”). If final rules are implemented as proposed in that ANOPR, such rules would create new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and could restrict our ability to increase our rates as a result, in addition to increasing our annual reporting burdens and the associated costs. Any of the foregoing would adversely affect our revenues and cash flow.

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates, or the FERC were to initiate an investigation of our existing rates, then our rates could be subject to detailed review. If our proposed rate increases were found to be in excess of levels justified by our cost of service, the FERC could order us to reduce our rates, and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found to be in excess of our cost of services, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. Also relevant to our rates and cost of service, on December 15, 2016, the FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs, 157 FERC ¶ 61,210 (2016) (the “NOI”). The NOI sought comments on how the FERC should address any double recovery for partnership pipelines resulting from the FERC’s current income tax allowance and rate of return policies. If the NOI results in final regulations or policy changes that alter the FERC’s current approach to liquids pipeline ratemaking and the relevant components of our interstate pipeline transportation rates, those changes could require us to change our rate design and potentially lower our rates. In addition, a state commission also could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows if additional volumes and/or capacity are unavailable to offset such rate reductions.

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

If we are unable to complete capital projects at their expected costs or in a timely manner, if we incur increased maintenance or repair costs on assets, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and increased maintenance or repair expenditures on our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of numerous factors, such as:

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

We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations. Additionally, a change in the regulations related to a state’s use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects. Finally, certain of our assets are located on tribal lands.

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

The adoption or amendment of laws and regulations that limit or eliminate a state’s ability to exercise eminent domain over private property in a state in which we operate could make it more difficult or costly for us to secure rights-of-way for future pipeline construction and other projects.

Certain of our pipelines are located on Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees, and other requirements and conditions) and to grant approvals independent from federal, state and local statutes and regulations. These factors may increase our cost of doing business on Native American tribal lands.

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

Currently, HFC indirectly owns the 2% general partner interest and a 35% limited partner interest in us and owns and controls HLS, the general partner of our general partner, HEP Logistics. Conflicts of interest may arise between HFC and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

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

Under our Omnibus Agreement, we are obligated to pay HFC an administrative fee of currently $2.5 million per year for the provision by HFC or its affiliates of various general and administrative services for our benefit. In addition, we are required to reimburse HFC pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our processing, refining, pipeline and tankage assets. We can neither provide assurance that HFC will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HFC fails to provide us with adequate personnel, our operations could be adversely impacted.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2016, HEP has issued 703,455 units under this program for consideration of $23.5 million.

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

Our partnership agreement requires us to distribute all available cash to our unitholders; however, it also requires our general partner to deduct from operating surplus cash reserves that it establishes are necessary to fund our future operating expenditures. In addition, our partnership agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available to make the required payments to our debt holders or to pay the minimum quarterly distribution on our common units every quarter.

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

HFC may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units. Additionally, HFC may pledge or hypothecate its common units or its interest in us.

HFC currently holds 22,380,030 of our common units, which is approximately 35% of our outstanding common units. The sale of these units in the public or private markets could have an adverse impact on the trading price of our common units. Additionally, we agreed to provide HFC registration rights with respect to our common units that it holds. HFC may pledge or hypothecate its common units, and such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the U.S. Internal Revenue Service (the “IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for federal or state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement, or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.

At the entity level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on any income apportioned to Texas. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distributions to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes.

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

On January 24, 2017, the U.S. Treasury Department and the IRS published final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for federal income tax purposes.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

An investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs"), Keogh Plans and other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax adviser before investing in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month (the "Allocation Date") based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

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

We will be considered to have terminated our partnership for federal income tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders may receive two Schedules K-1) for one fiscal year and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in its taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership for federal tax purposes, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short periods included in the year in which the termination occurs.

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
We are a party to various legal and regulatory proceedings. While the outcome and impact on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these legal and regulatory proceedings through settlement or adverse judgment will not either individually or in the aggregate have a materially adverse effect on our financial condition, results of operations or cash flows.

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

Years Ended December 31,	High	Low	Cash Distributions	Trading Volume
2016
Fourth quarter	$34.87	$29.53	$0.6075	7,029,100
Third quarter	$36.98	$31.30	$0.5950	6,599,800
Second quarter	$36.99	$31.75	$0.5850	8,201,400
First quarter	$34.50	$21.44	$0.5750	11,258,800
2015
Fourth quarter	$35.51	$26.75	$0.5650	9,219,400
Third quarter	$35.34	$26.25	$0.5550	7,924,000
Second quarter	$36.40	$30.00	$0.5450	6,532,300
First quarter	$35.10	$29.57	$0.5375	5,397,200

The cash distribution for the fourth quarter of 2016 was declared on January 26, 2017, and paid on February 14, 2017, to all unitholders of record on February 6, 2017.

As of February 13, 2017, we had approximately 20,135 common unitholders, including beneficial owners of common units held in street name.

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

Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels presented below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$0.25	98%	2%
First target distribution	Up to $0.275	98%	2%
Second target distribution	above $0.275 up to $0.3125	85%	15%
Third target distribution	above $0.3125 up to $0.375	75%	25%
Thereafter	Above $0.375	50%	50%

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2016	—	$—	—	$—
November 2016	75,831	$31.08	—	$—
December 2016	11,599	$32.78	—	$—
Total for October to December 2016	87,430		—

The units reported represent (a) purchases of 74,360 common units in the open market for delivery to the recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 13,070 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards at the time of grant) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The units reported represent common units purchased in the open market for delivery to recipients of our restricted unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable.

Item 6.	Selected Financial Data
The following table shows selected financial information from the consolidated financial statements of HEP and from the combined financial statements of our Predecessor (defined below). We acquired assets from HFC, including El Dorado Operating on November 1, 2015, crude tanks at HFC's Tulsa refinery on March 31, 2016 and Woods Cross Operating on October 1, 2016. As we are a variable interest entity controlled by HFC, these acquisitions were accounted for as transfers between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to these historical results as those of our "Predecessor." See Note 2 in notes to consolidated financial statements of HEP for further discussion of these acquisitions.

This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$402,043	$358,875	$332,545	$305,182	$292,560
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	123,986	105,556	106,185	100,131	89,654
Depreciation and amortization	70,428	63,306	62,529	65,783	57,821
General and administrative	12,532	12,556	10,824	11,749	7,594
	206,946	181,418	179,538	177,663	155,069
Operating income	195,097	177,457	153,007	127,519	137,491
Equity in earnings of equity method investments	14,213	4,803	2,987	2,826	3,364
Interest expense	(52,552)	(37,418)	(36,101)	(47,010)	(47,182)
Interest income	440	526	3	161	—
Loss on early extinguishment of debt	—	—	(7,677)	—	(2,979)
Gain on sale of assets and other	677	486	82	1,871	10
	(37,222)	(31,603)	(40,706)	(42,152)	(46,787)
Income before income taxes	157,875	145,854	112,301	85,367	90,704
State income tax expense	(285)	(228)	(235)	(333)	(371)
Net income	157,590	145,626	112,066	85,034	90,333
Allocation of net loss attributable to Predecessor	10,657	2,702	1,747	1,047	4,972
Allocation of net loss (income) attributable to noncontrolling interests	(10,006)	(11,120)	(8,288)	(6,632)	(1,153)
Net income attributable to the Partnership	158,241	137,208	105,525	79,449	94,152
General partner interest in net income, including incentive distributions(2)	(57,173)	(42,337)	(34,667)	(27,523)	(22,450)
Limited partners’ interest in net income	$101,068	$94,871	$70,858	$51,926	$71,702
Limited partners’ earnings per unit – basic and diluted(2)	$1.69	$1.60	$1.20	$0.88	$1.29
Distributions per limited partner unit	$2.3625	$2.2025	$2.0750	$1.9550	$1.8400

Other Financial Data:
Cash flows from operating activities	$242,748	$230,746	$185,256	$182,393	$160,737
Cash flows from investing activities	$(143,030)	$(246,680)	$(198,423)	$(90,704)	$(51,219)
Cash flows from financing activities	$(111,074)	$28,117	$9,645	$(90,574)	$(110,650)
EBITDA(3)	$277,545	$237,180	$211,701	$192,054	$194,242
Distributable cash flow(4)	$218,810	$197,046	$172,718	$146,579	$153,125
Maintenance capital expenditures(5)	$9,658	$8,926	$4,616	$8,683	$5,649
Expansion capital expenditures	50,046	30,467	75,343	43,418	37,212
Acquisition capital expenditures	44,119	153,728	118,727	41,635	8,633
Total capital expenditures	$103,823	$193,121	$198,686	$93,736	$51,494

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,328,395	$1,293,060	$1,163,631	$1,018,854	$980,297
Total assets	$1,884,237	$1,777,646	$1,584,114	$1,442,573	$1,412,718
Long-term debt(6)	$1,243,912	$1,008,752	$866,986	$806,655	$863,520
Total liabilities	$1,412,446	$1,151,424	$989,324	$914,656	$940,152
Total equity(7)	$471,791	$626,222	$594,790	$527,917	$472,566

(1)	Retrospectively adjusted as described in Note 2 of Consolidated Financial Statements.

(2)
Net income attributable to HEP is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted average ownership percentage during the period.

(3)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense net of interest income and loss on early extinguishment of debt, (ii) state income tax and (iii) depreciation and amortization excluding amounts related to the Predecessor. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to HEP or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income attributable to the Partnership	$158,241	$137,208	$105,525	$79,449	$94,152
Add (subtract):
Interest expense	49,306	35,490	34,280	44,041	40,141
Interest income	(440)	(526)	(3)	(161)	—
Amortization of discount and deferred debt issuance costs	3,246	1,928	1,821	2,120	1,946
Loss on early extinguishment of debt	—	—	7,677	—	2,979
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	—	849	5,095
State income tax expense	285	228	235	333	371
Depreciation and amortization	70,428	63,306	62,529	65,783	57,821
Predecessor depreciation and amortization	(3,521)	(454)	(363)	(360)	(8,263)
EBITDA	$277,545	$237,180	$211,701	$192,054	$194,242

(4)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income attributable to the Partnership	$158,241	$137,208	$105,525	$79,449	$94,152
Add (subtract):
Depreciation and amortization	70,428	63,306	62,529	65,783	57,821
Amortization of discount and deferred debt issuance costs	3,246	1,928	1,821	2,120	1,946
Amortization of unrealized loss attributable to discontinued cash flow hedge	—	—	—	849	5,095
Loss on early extinguishment of debt	—	—	7,677	—	2,979
Increase (decrease) in deferred revenue related to minimum revenue commitments	(1,292)	(1,233)	(2,503)	3,686	462
Maintenance capital expenditures (5)	(9,658)	(8,926)	(4,616)	(8,683)	(5,649)
Crude revenue settlement	—	—	—	918	3,670
Increase (decrease) in environmental liability	(584)	1,107	1,596	619	211
Increase (decrease) in reimbursable deferred revenue	(2,733)	176	(2,274)	(1,642)	(815)
Other non-cash adjustments	4,683	3,934	3,326	3,840	1,516
Predecessor depreciation and amortization	$(3,521)	$(454)	$(363)	$(360)	$(8,263)
Distributable cash flow	$218,810	$197,046	$172,718	$146,579	$153,125

(5)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(6)
Includes $553 million, $712 million, $571 million, $363 million and $421 million in Credit Agreement advances that were classified as long-term debt at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HFC in the Mid-Continent, Southwest and Northwest regions of the United States and Alon’s refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned a 37% interest in us including the 2% general partnership interest, as of December 31, 2016.

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
Acquisitions
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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and transitioned into this role on September 1, 2016.

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

On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline LLC will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 barrel per day (“bpd”) capacity.

On October 1, 2016, we acquired all the membership interests of Woods Cross Operating, a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross refinery for cash consideration of $278 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

We are a consolidated variable interest entity of HFC. Therefore, the acquisitions of the crude tanks at HFC's Tulsa refinery on March 31, 2016, and Woods Cross Operating on October 1, 2016, were accounted for as transfers between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to these historical results as those of our "Predecessor." See Notes 1 and 2 in the notes to consolidated financial statements of HEP included in this annual report for further discussion of these acquisitions and basis of presentation.

Agreements with HFC and Alon
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2016, these agreements with HFC require minimum annualized payments to us of $321.0 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of December 31, 2016, these agreements with Alon require minimum annualized payments to us of $32.6 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.5 million in 2016), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2016, 2015 and 2014. These results have been adjusted to include the combined results of our Predecessor. See Notes 1 and 2 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation.

	Years Ended December 31,		Change from
	2016	2015	2015
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$83,102	$81,294	$1,808
Affiliates—intermediate pipelines	26,996	28,943	(1,947)
Affiliates—crude pipelines	70,341	67,088	3,253
	180,439	177,325	3,114
Third parties—refined product pipelines	52,195	51,022	1,173
	232,634	228,347	4,287
Terminals, tanks and loading racks:
Affiliates	119,633	111,933	7,700
Third parties	16,732	15,632	1,100
	136,365	127,565	8,800

Affiliates—refinery processing units	33,044	2,963	30,081

Total revenues	402,043	358,875	43,168
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	123,986	105,556	18,430
Depreciation and amortization	70,428	63,306	7,122
General and administrative	12,532	12,556	(24)
	206,946	181,418	25,528
Operating income	195,097	177,457	17,640
Other income (expense):
Equity in earnings of equity method investments	14,213	4,803	9,410
Interest expense, including amortization	(52,552)	(37,418)	(15,134)
Interest income	440	526	(86)
Gain on sale of assets and other	677	486	191
	(37,222)	(31,603)	(5,619)
Income before income taxes	157,875	145,854	12,021
State income tax expense	(285)	(228)	(57)
Net income	157,590	145,626	11,964
Add net loss applicable to predecessor	10,657	2,702	7,955
Allocation of net (income) loss attributable to noncontrolling interests	(10,006)	(11,120)	1,114
Net income attributable to Holly Energy Partners	158,241	137,208	21,033
General partner interest in net income, including incentive distributions (1)	(57,173)	(42,337)	(14,836)
Limited partners’ interest in net income	$101,068	$94,871	$6,197
Limited partners’ earnings per unit—basic and diluted (1)	$1.69	$1.60	$0.09
Weighted average limited partners’ units outstanding	59,872	58,657	1,215
EBITDA (2)	$277,545	$237,180	$40,365
Distributable cash flow (3)	$218,810	$197,046	$21,764

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,140	124,061	4,079
Affiliates—intermediate pipelines	137,381	142,475	(5,094)
Affiliates—crude pipelines	277,241	291,491	(14,250)
	542,762	558,027	(15,265)
Third parties—refined product pipelines	75,909	73,555	2,354
	618,671	631,582	(12,911)
Terminals and loading racks:
Affiliates	413,487	391,292	22,195
Third parties	72,342	78,403	(6,061)
	485,829	469,695	16,134

Affiliates—refinery processing units	51,778	6,774	45,004

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,156,278	1,108,051	48,227

	Years Ended December 31,		Change from
	2015	2014	2014
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$81,294	$77,852	$3,442
Affiliates—intermediate pipelines	28,943	29,813	(870)
Affiliates—crude pipelines	67,088	56,805	10,283
	177,325	164,470	12,855
Third parties—refined product pipelines	51,022	43,376	7,646
	228,347	207,846	20,501
Terminals, tanks and loading racks:
Affiliates	111,933	110,726	1,207
Third parties	15,632	13,973	1,659
	127,565	124,699	2,866

Affiliates—refinery processing units	2,963	—	2,963

Total revenues	358,875	332,545	26,330
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	105,556	106,185	(629)
Depreciation and amortization	63,306	62,529	777
General and administrative	12,556	10,824	1,732
	181,418	179,538	1,880
Operating income	177,457	153,007	24,450
Other income (expense):
Equity in earnings of equity method investments	4,803	2,987	1,816
Interest expense, including amortization	(37,418)	(36,101)	(1,317)
Interest income	526	3	523
Loss on early extinguishment of debt	—	(7,677)	7,677
Gain on sale of assets and other	486	82	404
	(31,603)	(40,706)	9,103
Income before income taxes	145,854	112,301	33,553
State income tax expense	(228)	(235)	7
Net income	145,626	112,066	33,560
Add net loss applicable to predecessor	2,702	1,747	955
Allocation of net income attributable to noncontrolling interests	(11,120)	(8,288)	(2,832)
Net income attributable to Holly Energy Partners	137,208	105,525	31,683
General partner interest in net income, including incentive distributions (1)	(42,337)	(34,667)	(7,670)
Limited partners’ interest in net income	$94,871	$70,858	$24,013
Limited partners’ earnings per unit—basic and diluted (1)	$1.60	$1.20	$0.40
Weighted average limited partners’ units outstanding	58,657	58,657	—
EBITDA (2)	$237,180	$211,701	$25,479
Distributable cash flow (3)	$197,046	$172,718	$24,328

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	124,061	119,156	4,905
Affiliates—intermediate pipelines	142,475	138,258	4,217
Affiliates—crude pipelines	291,491	199,600	91,891
	558,027	457,014	101,013
Third parties—refined product pipelines	73,555	64,055	9,500
	631,582	521,069	110,513
Terminals and loading racks:
Affiliates	391,292	261,888	129,404
Third parties	78,403	69,100	9,303
	469,695	330,988	138,707

Affiliates—refinery processing units	6,774	—	6,774

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,108,051	852,057	255,994

(1)
Net income attributable to HEP is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted average ownership percentage during the period.

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to HEP plus (i) interest expense and loss on early extinguishment of debt, net of interest income (ii) state income tax and (iii) depreciation and amortization excluding Predecessor. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to Holly Energy Partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

(3)
Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. See our calculation of distributable cash flow under Item 6, “Selected Financial Data.”

Results of Operations — Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Summary
Net income attributable to HEP for the year ended December 31, 2016, was $158.2 million, a $21.0 million increase compared to the year ended December 31, 2015. The increase in earnings is primarily due to the newly constructed and acquired Woods Cross refinery processing units and recent acquisitions including interests in the Osage and Cheyenne pipelines, the Tulsa crude tanks acquired in the first quarter of 2016, and the El Dorado refinery process units dropped down in the fourth quarter of 2015 as well as increased earnings from our 75% interest in the UNEV products pipeline, offset by higher interest expense associated with our private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024, which we issued in July and the proceeds of which were used to partially fund our Woods Cross processing units acquisition.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the year ended December 31, 2016, include the recognition of $10.0 million of prior shortfalls billed to shippers in 2016 and 2015. As of December 31, 2016, deferred revenue on our consolidated balance sheet related to shortfalls billed was $5.6 million. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the year ended December 31, 2016, were $402.0 million, a $43.2 million increase compared to the same period of 2015. The revenue increase was primarily due to the Woods Cross processing units acquired in the fourth quarter of 2016, the El Dorado processing units acquired in the fourth quarter of 2015, higher UNEV pipeline revenues, and revenues from the Tulsa crude tanks acquired in the first quarter of 2016.
Revenues from our refined product pipelines were $135.3 million, an increase of $3.0 million, primarily due to increased revenue from the UNEV pipeline of $4.0 million offset by PPI driven tariff rates decreases. Shipments averaged 204.0 mbpd compared to 197.6 mbpd for the year ended December 31, 2015, largely due to higher volumes on our UNEV pipeline.

Revenues from our intermediate pipelines were $27.0 million, a decrease of $1.9 million, on shipments averaging 137.4 mbpd compared to 142.5 mbpd for the year ended December 31, 2015. The decrease in revenue is mainly due to lower volumes from pipelines servicing HFC's Navajo refinery and a $0.7 million decrease in previously deferred revenue realized.
Revenues from our crude pipelines were $70.3 million, an increase of $3.3 million, on shipments averaging 277.2 mbpd compared to 291.5 mbpd for the year ended December 31, 2015. Revenues increased largely due to an increase in deferred revenue recognized and to a surcharge on our Beeson expansion. Volumes were lower due to lower throughput at HFC's Navajo refinery.
Revenues from terminal, tankage and loading rack fees were $136.4 million, an increase of $8.8 million compared to the year ended December 31, 2015. This increase is due principally to increased revenues from the El Dorado tanks and the newly acquired Tulsa crude tanks. Refined products and crude terminalled in our facilities increased to an average of 485.8 mbpd compared to 469.7 mbpd for the year ended December 31, 2015, largely due to the inclusion of volumes from our Tulsa crude tanks acquired in the first quarter of 2016 and our El Dorado crude tanks acquired late in the first quarter of 2015, offset by the transfer of the El Paso terminal to HFC in the first quarter of 2016.
Revenues from refinery processing units were $33.0 million, an increase of $30.1 million on throughputs averaging 51.8 mbpd compared to 6.8 mbpd for 2015. This increase in revenue is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016 and an increase in revenue from the El Dorado refinery units acquired late in 2015.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2016, increased by $18.4 million compared to the year ended December 31, 2015. The increase is mainly due to operating expenses from the newly constructed and acquired Woods Cross processing units and El Dorado refinery processing units.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2016, increased by $7.1 million compared to the year ended December 31, 2015. The increase is principally due to higher depreciation from our newly acquired Woods Cross refinery processing units.

General and Administrative
General and administrative costs for the year ended December 31, 2016, was in line with the year ended December 31, 2015.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2016	2015
	(in thousands)
SLC Pipeline LLC	$4,508	$3,306
Frontier Aspen LLC	4,130	1,497
Osage Pipe Line Company, LLC	3,250	—
Cheyenne Pipeline LLC	2,325	—
Total	$14,213	$4,803

SLC Pipeline LLC earnings for the year ended December 31, 2016, increased compared to the year ended December 31, 2015, due to higher pipeline throughput volumes. Frontier Aspen LLC earnings for year ended December 31, 2016, include a full year of operations compared to the year ended December 31, 2015, as we acquired our 50% interest on August 31, 2015.

Interest Expense
Interest expense for the year ended December 31, 2016, totaled $52.6 million, an increase of $15.1 million compared to the year ended December 31, 2015. The increase is primarily due to the issuance of new 6% Senior Notes in July 2016. Our aggregate effective interest rate was 4.7% and 4.0% for the years ended December 31, 2016 and 2015, respectively.

State Income Tax
We recorded state income tax expense of $285,000 and $228,000 for the years ended December 31, 2016 and 2015, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

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

Revenues
Total revenues for the year ended December 31, 2015, were $358.9 million, a $26.3 million increase compared to the year ended December 31, 2014. The revenue increase was mainly due to the effect of annual tariff increases, increased pipeline shipments due to increased volumes from the New Mexico gathering system and UNEV pipeline as well as revenues from the El Dorado crude tanks and refinery processing units acquired during 2015. Overall pipeline volumes were up 21% compared to the year ended December 31, 2014, largely due to increased volumes from the New Mexico gathering system expansion.

Revenues from our refined product pipelines were $132.3 million, an increase of $11.1 million compared to the year ended December 31, 2014, primarily due to increased volumes and annual tariff increases. Shipments averaged 197.6 mbpd compared to 183.2 mbpd for 2014, largely due to higher spot volumes on our UNEV pipeline and increased volumes from HFC's Navajo refinery as well as lower volumes in the second quarter of 2014 resulting from major maintenance at Alon's Big Spring Refinery.

Revenues from our intermediate pipelines were $28.9 million, a decrease of $0.9 million on shipments averaging 142.5 mbpd compared to 138.3 mbpd for the year ended December 31, 2014. The decrease in revenue is principally due to the effects of a $1.9 million decrease in deferred revenue realized offset by increased volumes and annual tariff increases.

Revenues from our crude pipelines were $67.1 million, an increase of $10.3 million on shipments averaging 291.5 mbpd compared to 199.6 mbpd for the year ended December 31, 2014. Revenues increased primarily due to the annual tariff increases and $5.8 million in increased revenue from the New Mexico gathering system expansion completed in 2014.

Revenues from terminal, tankage and loading rack fees were $127.6 million, an increase of $2.9 million compared to the year ended December 31, 2014. The increase in revenues is largely due to annual fee increases and increased volumes. Refined products terminalled in our facilities increased to an average of 469.7 mbpd compared to 331.0 mbpd for 2014, largely due to the El Dorado crude tanks acquired in 2015 and higher volumes at our UNEV and El Paso terminals as well as our Cheyenne and Tulsa loading racks.

Operations Expense
Operations expense for the year ended December 31, 2015, decreased by $0.6 million compared to the year ended December 31, 2014. This decrease is primarily due to lower employee costs of $5.4 million as a result of the secondment of employees in El Dorado and Cheyenne, recovery of environmental remediation costs from third parties of $2.9 million and a decrease in reimbursable expense projects of $2.2 million offset by higher project maintenance costs of $6.6 million as well as additional operating expenses related to acquisitions during the year ended December 31, 2015 and 2016.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015, increased by $0.8 million compared to the year ended December 31, 2014, due principally to depreciation on El Dorado refinery assets purchased and capital lease depreciation offset by lower asset abandonment charges for tankage permanently removed from service.

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

State Income Tax
We recorded state income tax expense of $228,000 and $235,000 for the years ended December 31, 2015 and 2014, respectively, which is solely attributable to the Texas margin tax.

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

During the year ended December 31, 2016, we received advances totaling $554.0 million and repaid $713.0 million, resulting in a net decrease of $159.0 million under the Credit Agreement and an outstanding balance of $553.0 million at December 31, 2016. We have no letters of credit outstanding under the Credit Agreement at December 31, 2016, and the available capacity under the Credit Agreement is $647 million at December 31, 2016.
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

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024. We used the net proceeds to repay indebtedness under our revolving Credit Agreement.

On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2016, HEP has issued 703,455 units under this program, providing $23.5 million in gross proceeds. We incurred sales commissions of $0.5 million associated with the issuance of these units. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $0.5 million as of December 31, 2016.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% senior notes due in 2020 at a redemption cost of $316.4 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

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

In February, May, August and November 2016, we paid regular quarterly cash distributions of $0.5650, $0.5750, $0.5850 and $0.5950, on all units in an aggregate amount of $192.0 million, including $49.3 million of incentive distribution payments to our general partner.

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

Cash and cash equivalents decreased by $11.4 million during the year ended December 31, 2016. The cash flows provided by operating activities of $242.7 million were less than the cash flows used for financing and investing activities of $111.1 million and $143.0 million, respectively. Working capital decreased by $20.0 million to a deficiency of $7.8 million at December 31, 2016 from a surplus of $12.2 million at December 31, 2015.

Cash Flows—Operating Activities
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Cash flows from operating activities increased by $12.0 million from $230.7 million for the year ended December 31, 2015, to $242.7 million for the year ended December 31, 2016. This increase is due principally to higher cash receipts for services performed and higher distributions received from equity investments partially offset by higher payments for interest and operating expenses in the year ended December 31, 2016, as compared to the prior year.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements, these shippers have the right to recapture these amounts if future volumes exceed minimum levels. We billed $10.0 million during the year ended December 31, 2015 and 2016, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2016. Another $5.6 million is included as deferred revenue on our balance sheet at December 31, 2016, related to shortfalls billed during the year ended December 31, 2016.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows from operating activities increased by $45.5 million from $185.3 million for the year ended December 31, 2014, to $230.7 million for the year ended December 31, 2015. This increase is due principally to $31.9 million of greater cash receipts for services performed in the year ended December 31, 2015, as compared to the prior year, as well as lower payments made for operating costs and interest expenses.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Under certain agreements, these shippers have the right to recapture these amounts if future volumes exceed minimum levels. We billed $10.3 million during the year ended December 31, 2014 and 2015, related to shortfalls that subsequently expired without recapture and were recognized as revenue during the year ended December 31, 2015. Another $7.8 million is included as deferred revenue on our balance sheet at December 31, 2015, related to shortfalls billed during the year ended December 31, 2015.

Cash Flows—Investing Activities
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Cash flows used for investing activities decreased by $103.7 million from $246.7 million for the year ended December 31, 2015, to $143.0 million for the year ended December 31, 2016. During the years ended December 31, 2016 and 2015, we invested $59.7 million and $39.4 million in additions to properties and equipment, respectively. We acquired a 50% interest in Cheyenne Pipeline LLC for $42.6 million in June 2016, a 50% interest in Frontier Pipeline for $55.0 million in August 2015, and the El Dorado crude tank assets for $27.5 million in March 2015. We have retrospectively adjusted our historical financial results for all periods to include the Woods Cross refinery processing units and Tulsa tanks for the periods we were under common control of HFC. Therefore, cash flows from investing activities reflect outflows of $44.1 million for the Woods Cross refinery processing units and Tulsa tanks in 2016 and $98.6 million in 2015. The year ended December 31, 2015 also reflects outflows of $27.6 million related to our acquisition of the El Dorado refinery processing units. We received $3.0 million of distributions in excess of earnings of our equity method investments. We received $0.4 million in proceeds from the sale of assets during the year ended December 31, 2016.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows used for investing activities increased by $48.3 million from $198.4 million for the year ended December 31, 2014, to $246.7 million for the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, we invested $39.3 million and $80.0 million in additions to properties and equipment, respectively. During the year ended December 31, 2015, we acquired a 50% interest in the Frontier Pipeline for $55.0 million and an existing crude tank farm adjacent to HFC's El Dorado refinery from a third-party for $27.5 million. The years ended December 31, 2015 and 2014, also reflect outflows of $27.6 million and $29.7 million, respectively, related to our acquisition of the El Dorado refinery processing units. We have retrospectively adjusted our historical financial results for all periods to include the Woods Cross refinery processing units and Tulsa tanks for the periods we were under common control of HFC. Therefore, cash flows from investing activities reflect outflows of $98.6 million and $89.0 million for the Woods Cross refinery processing units and Tulsa tanks in 2015 and 2014, respectively. The year ended December 31, 2014 also reflects outflows of $29.7 million related to our acquisition of the El Dorado refinery processing units. We received $1.3 million proceeds from the sale of assets during the year ended December 31, 2015.

Cash Flows—Financing Activities
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Cash flows used for financing activities were $111.1 million for the year ended December 31, 2016, compared to cash flows provided by financing activities of $28.1 million for the year ended December 31, 2015, a decrease of $139.2 million. During the year ended December 31, 2016, we received $554.0 million and repaid $713.0 million in advances under the Credit Agreement. We also received net proceeds of $394.0 million from the issuance of our 6% Senior Notes and $125.9 million from issuance of common units. Additionally, we paid $192.0 million in regular quarterly cash distributions to our general and limited partners, $5.8 million to our noncontrolling interest and $3.5 million for the purchase of common units for recipients of our incentive grants. We have retrospectively adjusted our historical financial results for all periods to include the Woods Cross refinery processing units and Tulsa tanks for the periods we were under common control of HFC. Therefore, we recorded contributions from HFC for the Woods Cross Operating and Tulsa tank acquisitions of $51.3 million and recorded distributions to HFC for the acquisitions of $317.5 million. We paid $1.2 million to HFC related to the Osage acquisition. We also paid $4.0 million in deferred financing charges to amend the Credit Agreement. During the year ended December 31, 2015, we received $973.9 million and repaid $832.9 million in advances under the Credit Agreement. We also paid $169.1 million in regular quarterly cash distributions to our general and limited partners, paid $4.6 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. In addition, we received $27.6 million for the El Dorado Operating acquisition, $0.9 million for Tulsa tank expenditures from HFC, $99.9 million for the Woods Cross Operating acquisition, and recorded distributions to HFC for the El Dorado Operating acquisition of $62.0 million.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Cash flows provided by financing activities were $28.1 million for the year ended December 31, 2015, compared to $9.6 million for the year ended December 31, 2014, an increase of $18.5 million. During the year ended December 31, 2015, we received $973.9 million and repaid $832.9 million in advances under the Credit Agreement. We also paid $169.1 million in regular quarterly cash distributions to our general and limited partners, paid $4.6 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. In addition, we received $27.6 million for the El Dorado Operating acquisition, $0.9 million for Tulsa tank expenditures from HFC, $99.9 million for the Woods Cross Operating acquisition, and recorded distributions to HFC for the El Dorado Operating acquisition of $62.0 million. During the year ended December 31, 2014, we received $642.3 million and repaid $434.3 million in advances under the Credit Agreement. We paid $156.2 million to redeem the 8.25% Senior Notes. We also paid $154.7 million in regular quarterly cash distributions to our general and limited partners, paid $4.0 million to our noncontrolling interest and paid $3.6 million for the purchase of common units for recipients of our incentive grants. In addition, we received $29.7 million for the El Dorado Operating acquisition, $2.9 million for Tulsa tank expenditures from HFC, $87.5 million for the Woods Cross Operating acquisition.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2017 capital budget is comprised of $9 million for maintenance capital expenditures and approximately $30 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.750% to 1.75%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.750% to 2.75%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings in effect at December 31, 2016 and 2015, were 2.978% and 2.655%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

The Credit Agreement imposes certain requirements on us with which we were in compliance as of December 31, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
At December 31, 2016, we had $300 million in aggregate principal amount outstanding of our 6.5% Senior Notes maturing March 2020.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of our 6% Senior Notes (together with the 6.5 % Senior Notes, the “Senior Notes”). We used the net proceeds to repay indebtedness under the Credit Agreement.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of the 6.5% Senior Notes maturing 2020 at a redemption cost of $316.4 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of December 31, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Our purchase and contribution agreements with HFC with respect to the intermediate pipelines acquired in 2005 and the crude pipelines and tankage assets acquired in 2008, restrict us from selling these pipelines and terminals acquired from HFC. Under these agreements, we are restricted from prepaying borrowings and long-term debt to outstanding balances below $171 million prior to 2018, subject to certain limited exceptions.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Credit Agreement	$553,000	$712,000

6% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(6,607)	—
	393,393	—
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,481)	(3,248)
	297,519	296,752

Total long-term debt	$1,243,912	$1,008,752

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2016.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,253,000	$—	$553,000	$300,000	$400,000
Long-term debt - interest	274,978	59,988	101,740	51,250	62,000
Site service fees	248,972	5,132	10,264	10,264	223,312
Pipeline operating lease	66,868	6,368	12,737	12,737	35,026
Right-of-way agreements and other	17,575	4,956	4,868	1,008	6,743
Total	$1,861,393	$76,444	$682,609	$375,259	$727,081
Long-term debt consists of outstanding principal under the Credit Agreement and the Senior Notes. Interest on the credit agreement is calculated using the rate in effect at December 31, 2016.
Site service fees consist of site service agreements with HFC, expiring in 2058 through 2066, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities. We are presenting obligations for the full term of these agreements; however, the agreements can be terminated with 180 day notice if we cease to operate the applicable assets.
The pipeline operating lease amounts above reflect the exercise of the second 10-year extension, expiring in 2027, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2016. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014. PPI has increased an average of 0.2% annually over the past five calendar years, including decreases of 1.0% and 3.2% in 2016 and 2015, respectively.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2016, we have an accrual of $7.1 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. In prior years, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, recognizing an impairment loss. In 2016, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it is not more likely than not that the fair value of our reporting units are less than the respective carrying value. Therefore, in accordance with generally accepted accounting principles, further testing was not required.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2016.

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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we intend to account for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. Our preparation for adoption of this standard is in progress, and we are currently evaluating terms, conditions and our performance obligations of our existing contracts with customers. We are evaluating the effect of this standard on our revenue recognition policies and whether it will have a material impact on our financial condition or results of operations.

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

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We will adopt this standard effective in the first quarter of 2017. We do not expect this standard to have a material impact on our financial condition, results of operations and cash flows.

Business Combinations
In December 2014, an accounting standard update was issued to provide new guidance on the definition of a business in relation to accounting for identifiable intangible assets in business combinations. This standard has an effective date of January 1, 2018, and we are evaluating its impact.

Consolidation
In February 2015, the FASB issued a standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We adopted the new standard effective January 1, 2016. This standard had no impact on the entities we consolidate.

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016, as required. This reduction had no impact on the past earnings per limited partner unit.

RISK MANAGEMENT

We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2016, we have two interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At December 31, 2016, we had outstanding principal balances on our 6.5% Senior Notes of $300 million and $400 million on our 6% Senior Notes. The 6.5% Senior Notes were redeemed in January 2017. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At December 31, 2016, the fair value of our 6.5% Senior Notes was $308.3 million and of our 6% Senior Notes was $415.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6.5% and 6% Senior Notes at December 31, 2016, would result in a change of approximately $5.1 million and $13.5 million, respectively, in the fair value of the underlying 6.5% and 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2016, borrowings outstanding under the Credit Agreement were $553.0 million. By means of our cash flow hedges, we have effectively converted the variable rate on $150.0 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $403.0 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2016, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2016, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. That report appears on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.

We have audited Holly Energy Partners, L.P.’s (the "Partnership") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Holly Energy Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on its Assessment of the Partnership’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Holly Energy Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holly Energy Partners, L.P. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Holly Logistic Services, L.L.C. and
Unitholders of Holly Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holly Energy Partners, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 22, 2017

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$3,657	$15,013
Accounts receivable:
Trade	7,846	8,593
Affiliates	42,562	32,482
	50,408	41,075
Prepaid and other current assets	2,888	5,054
Total current assets	56,953	61,142

Properties and equipment, net	1,328,395	1,293,060
Transportation agreements, net	66,856	73,805
Goodwill	256,498	256,498
Equity method investments	165,609	79,438
Other assets	9,926	13,703
Total assets	$1,884,237	$1,777,646

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$10,518	$10,948
Affiliates	16,424	11,635
	26,942	22,583

Accrued interest	18,069	6,752
Deferred revenue	11,102	12,016
Accrued property taxes	5,397	3,764
Other current liabilities	3,225	3,809
Total current liabilities	64,735	48,924

Long-term debt	1,243,912	1,008,752
Other long-term liabilities	16,445	20,744
Deferred revenue	47,035	39,063

Class B unit	40,319	33,941

Equity:
Partners’ equity:
Common unitholders (62,780,503 and 58,657,048 units issued and outstanding at December 31, 2016 and 2015, respectively)	510,975	428,019
General partner interest (2% interest)	(132,832)	103,584
Accumulated other comprehensive income	91	190
Total partners’ equity	378,234	531,793
Noncontrolling interest	93,557	94,429
Total equity	471,791	626,222
Total liabilities and equity	$1,884,237	$1,777,646

(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Revenues:
Affiliates	$333,116	$292,221	$275,196
Third parties	68,927	66,654	57,349
	402,043	358,875	332,545
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	123,986	105,556	106,185
Depreciation and amortization	70,428	63,306	62,529
General and administrative	12,532	12,556	10,824
	206,946	181,418	179,538
Operating income	195,097	177,457	153,007

Other income (expense):
Equity in earnings of equity method investments	14,213	4,803	2,987
Interest expense	(52,552)	(37,418)	(36,101)
Interest income	440	526	3
Loss on early extinguishment of debt	—	—	(7,677)
Gain on sale of assets and other	677	486	82
	(37,222)	(31,603)	(40,706)
Income before income taxes	157,875	145,854	112,301
State income tax expense	(285)	(228)	(235)
Net income	157,590	145,626	112,066
Allocation of net loss attributable to Predecessor	10,657	2,702	1,747
Allocation of net income attributable to noncontrolling interests	(10,006)	(11,120)	(8,288)
Net income attributable to the Partnership	158,241	137,208	105,525
General partner interest in net income attributable to the Partnership, including incentive distributions	(57,173)	(42,337)	(34,667)
Limited partners’ interest in net income	$101,068	$94,871	$70,858
Limited partners’ per unit interest in earnings—basic and diluted	$1.69	$1.60	$1.20
Weighted average limited partners’ units outstanding	59,872	58,657	58,657
(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Net income	$157,590	$145,626	$112,066

Other comprehensive income:
Change in fair value of cash flow hedging instruments	(607)	(1,864)	(2,104)
Reclassification adjustment to net income on partial settlement of cash flow hedge	508	2,100	2,202
Other comprehensive income (loss)	(99)	236	98
Comprehensive income before noncontrolling interest	157,491	145,862	112,164
Allocation of net loss attributable to Predecessor	10,657	2,702	1,747
Allocation of comprehensive income to noncontrolling interests	(10,006)	(11,120)	(8,288)

Comprehensive income attributable to the Partnership	$158,142	$137,444	$105,623

(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
Cash flows from operating activities
Net income	$157,590	$145,626	$112,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,428	63,306	62,529
Gain on sale of assets	(150)	(375)	—
Amortization of deferred charges	3,247	1,928	1,820
Amortization of restricted and performance units	2,719	3,484	3,539
Equity in earnings of equity method investments, net of distributions	(2,032)	(122)	—
Loss on early extinguishment of debt	—	—	7,677
(Increase) decrease in operating assets:
Accounts receivable—trade	279	(1,820)	(1,676)
Accounts receivable—affiliates	(10,080)	1,419	(3,717)
Prepaid and other current assets	1,598	(626)	(510)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(365)	(1,996)	2,469
Accounts payable—affiliates	(16)	6,396	(3,245)
Accrued interest	11,317	137	(3,624)
Deferred revenue	7,058	9,255	6,173
Accrued property taxes	1,633	1,061	100
Other current liabilities	(553)	(499)	1,819
Other, net	75	3,572	(164)
Net cash provided by operating activities	242,748	230,746	185,256

Cash flows from investing activities
Additions to properties and equipment	(59,704)	(39,393)	(79,959)
Acquisition of tanks and refinery processing units	(44,119)	(153,728)	(118,727)
Purchase of interest in Cheyenne Pipeline	(42,627)	—	—
Purchase of interest in Frontier Pipeline	—	(55,032)	—
Proceeds from sale of assets	427	1,279	—
Distributions in excess of equity in earnings of equity investments	2,993	194	263
Net cash used for investing activities	(143,030)	(246,680)	(198,423)

Cash flows from financing activities
Borrowings under credit agreement	554,000	973,900	642,300
Repayments of credit agreement borrowings	(713,000)	(832,900)	(434,300)
Proceeds from issuance of 6% Senior Notes	394,000	—	—
Proceeds from issuance of common units	125,870	—	—
Redemption of 8.25% Senior Notes	—	—	(156,188)
Contributions from general partner	2,577	—	—
Distributions to HEP unitholders	(192,037)	(169,063)	(154,670)
Distributions to noncontrolling interest	(5,750)	(4,625)	(4,025)
Distribution to HFC for acquisitions	(317,500)	(62,000)	—
Contributions from HFC for acquisitions	51,262	128,476	120,111
Distributions to HFC for Osage acquisition	(1,245)	—	—
Purchase of units for incentive grants	(3,521)	(3,555)	(3,577)
Deferred financing costs	(3,995)	(962)	(9)
Other	(1,735)	(1,154)	3
Net cash provided by (used for) financing activities	(111,074)	28,117	9,645

Cash and cash equivalents
Increase (decrease) for the year	(11,356)	12,183	(3,522)
Beginning of year	15,013	2,830	6,352
End of year	$3,657	$15,013	$2,830
(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest (1)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
Balance December 31, 2013 (1)	$516,147	$(85,574)	$(144)	$97,488	$527,917
Distributions to HEP unitholders	(119,944)	(34,726)	—	—	(154,670)
Distributions to noncontrolling interests	—	—	—	(4,025)	(4,025)
Contribution from HFC for acquisitions	—	120,110	—	—	120,110
Purchase of units for incentive grants	(3,577)	—	—	—	(3,577)
Amortization of restricted and performance units	3,539	—	—	—	3,539
Class B unit accretion	(6,534)	(134)	—	—	(6,668)
Net income	79,182	31,265	—	1,619	112,066
Other comprehensive income	—	—	98	—	98
Balance December 31, 2014 (1)	$468,813	$30,941	$(46)	$95,082	$594,790
Distributions to HEP unitholders	(127,152)	(41,911)	—	—	(169,063)
Distributions to noncontrolling interests	—	—	—	(4,625)	(4,625)
Contribution from HFC for acquisitions	—	128,477	—	—	128,477
Distribution to HFC for acquisitions	—	(62,000)	—	—	(62,000)
Purchase of units for incentive grants	(3,555)	—	—	—	(3,555)
Amortization of restricted and performance units	3,484	—	—	—	3,484
Class B unit accretion	(7,005)	(143)	—	—	(7,148)
Net income	93,434	48,220	—	3,972	145,626
Other comprehensive income	—	—	236	—	236
Balance December 31, 2015 (1)	$428,019	$103,584	$190	$94,429	$626,222
Issuance of common units	125,870	—	—	—	125,870
Capital contribution	—	2,577	—	—	2,577
Distributions to HEP unitholders	(138,779)	(53,258)	—	—	(192,037)
Distributions to noncontrolling interests	—	—	—	(5,750)	(5,750)
Contribution from HFC for Osage transaction	—	31,287	—	—	31,287
Contribution from HFC for acquisitions	—	51,262	—	—	51,262
Distribution to HFC for acquisitions	—	(317,500)	—	—	(317,500)
Purchase of units for incentive grants	(3,521)	—	—	—	(3,521)
Amortization of restricted and performance units	2,719	—	—	—	2,719
Class B unit accretion	(6,250)	(128)	—	—	(6,378)
Other	—	(451)	—	—	(451)
Net income	102,917	49,795	—	4,878	157,590
Other comprehensive loss	—	—	(99)	—	(99)
Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791

(1) Retrospectively adjusted as described in Note 2.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1:	Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership which is 37% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in the UNEV Pipeline, LLC (“UNEV”), a 50% interest in Frontier Aspen LLC, a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC and a 25% interest in SLC Pipeline LLC.

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 14.

Our Pipelines and Terminals segment consists of:

•	24 main pipeline segments

•	Crude gathering networks in Texas and New Mexico

•	10 refined product terminals

•	1 crude terminal

•	8,300 track feet of rail storage located at one facility

•	7 locations with truck and/or rail racks

•	Tankage at all six of HFC's refining facility locations

Our Refinery Processing Unit segment consists of five refinery processing units at two of HFC's refining facility locations.

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

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts, our Predecessor's (defined below) and those of subsidiaries and joint ventures that we control. All significant intercompany transactions and balances have been eliminated.

Most of our acquisitions from HFC occurred while we were a consolidated variable interest entity of HFC. Therefore, as an entity under common control with HFC, we recorded these acquisitions on our balance sheets at HFC's historical basis instead of our purchase price or fair value. U.S. generally accepted accounting principles ("GAAP") require transfers of a business between entities under common control to be accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to include the historical results and assets of the acquisitions from HFC for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the acquisitions prior to their respective acquisition dates as those of our "Predecessor." Many of these transactions are cash purchases and do not involve the issuance of equity; however, GAAP requires the retrospective adjustment of financial statements. Therefore, in such transactions, the prior year balance sheet includes as equity the amount of cost incurred by HFC to that date. See Note 2 for further discussion as well as effects of the retrospective adjustments.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Properties and Equipment
Properties and equipment are stated at cost. Properties and equipment acquired from HFC while under common control of HFC are stated at HFC's historical basis. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 15 to 25 years for terminal facilities and tankage, 25 to 32 years for pipelines, 25 years for refinery processing units and 5 to 10 years for corporate and other assets. We depreciate assets acquired under capital leases over the lesser of the lease term or the economic life of the assets. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvements are capitalized.

Transportation Agreements
The transportation agreement assets are intangible assets which are stated at acquisition date fair value and are being amortized over the periods of the agreements using the straight-line method. See Note 5 for additional information on our transportation agreements.

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. In prior years, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, recognizing an impairment loss. In 2016, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it is not more likely than not that the fair value of our reporting units are less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2016.

Investment in Equity Method Investments
We account for our 25% SLC Pipeline and 50% joint venture interests using the equity method of accounting, whereby we record our pro-rata share of earnings of these companies, and contributions to and distributions from the joint ventures as adjustments to our investment balances. The difference between the cost of an investment and our proportionate share of the underlying equity in net assets recorded on the investee's books is allocated to the various assets and liabilities of the equity method investment.

The following table summarizes our recorded investments compared to our share of underlying equity for each investee. We are amortizing the differences as adjustments to our pro-rata share of earnings over the useful lives of the underlying assets of these joint ventures.

	Balance at December 31, 2016
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investment
SLC Pipeline LLC	$57,273	$24,417	$32,856
Frontier Aspen LLC	11,630	53,160	(41,530)
Osage Pipe Line Company, LLC	10,730	43,375	(32,645)
Cheyenne Pipeline LLC	29,658	44,657	(14,999)
Total	$109,291	$165,609	$(56,318)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2016 and 2015, we have asset retirement obligations of $8.0 million and $7.6 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $40.3 million at December 31, 2016, and $33.9 million at December 31, 2015.

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

As of December 31, 2016, customers' minimum revenue commitments per the terms of long-term throughput agreements expiring in 2019 through 2036 and the third party operating lease require minimum annualized payments to us in the aggregate of $2.9 billion including $363 million for the years ending December 31, 2017 and 2018, $340 million for the year ending December 31, 2019, $295 million for the year ending December 31, 2020 and $290 million for the year ending December 31, 2021. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the PPI or the FERC index, with certain contracts having provisions that limit the level of the rate increases or decreases.

We have other cost reimbursement provisions in our throughput / storage agreements providing that customers (including HFC) reimburse us for certain costs. Such reimbursements are recorded as revenue or deferred revenue depending on the nature of the cost. Deferred revenue is recognized over the remaining contractual term of the related throughput agreement.

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

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

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

New Accounting Pronouncements

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard has an effective date of January 1, 2018, and we intend to account for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. Our preparation for adoption of this standard is in progress, and we are currently evaluating terms, conditions and our performance obligations of our existing contracts with customers. We are evaluating the effect of this standard on our revenue recognition policies and whether it will have a material impact on our financial condition or results of operations.

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

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We will adopt this standard effective in the first quarter of 2017. We do not expect this standard to have a material impact on our financial condition, results of operations and cash flows.

Business Combinations
In December 2014, an accounting standard update was issued to provide new guidance on the definition of a business in relation to accounting for identifiable intangible assets in business combinations. This standard has an effective date of January 1, 2018, and we are evaluating its impact.

Consolidation
In February 2015, the FASB issued a standard that modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We adopted the new standard effective January 1, 2016. This standard had no impact on the entities we consolidate.

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown transactions accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown transactions from HFC’s Tulsa refinery on March 31, 2016, and HFC's Woods Cross refinery units on October 1, 2016, we reduced net income by $0.9 million and $1.8 million, respectively, for the year ended December 31, 2015 and $1.0 million and $0.7 million, respectively, for the year ended December 31, 2014. This reduction had no impact on the historical earnings per limited partner unit.

Note 2:	Acquisitions

El Dorado Tank Farm
On March 6, 2015, we completed the acquisition of an existing crude tank farm adjacent to HFC's El Dorado Refinery from an unrelated third-party for $27.5 million in cash. Substantially all of the purchase price was allocated to properties and equipment and no goodwill was recorded. HFC is the main customer of this crude tank farm.

Frontier Pipeline
On August 31, 2015, we purchased a 50% interest in Frontier Aspen LLC (formerly known as Frontier Pipeline Company), which owns a 289-mile crude oil pipeline running from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline"), from an affiliate of Enbridge, Inc. for cash consideration of $54.6 million. Frontier Pipeline will continue to be operated by an affiliate of Plains All American Pipeline, L.P. ("Plains"), which owns the remaining 50% interest. The Frontier Pipeline has a 72,000 bpd capacity and supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

El Dorado Operating
On November 1, 2015, we acquired from a wholly owned subsidiary of HFC, all the outstanding membership interests in El Dorado Operating LLC (“El Dorado Operating”), which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery, for cash consideration of $62.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $15 million.

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in El Dorado Operating’s assets and liabilities. We retrospectively adjusted our historical financial results in 2015 for all periods to include El Dorado Operating for the periods we were under common control of HFC.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and transitioned into that role on September 1, 2016. Since we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our net carrying basis in the El Paso terminal of $12.1 million with the difference recorded as a contribution from HFC. However, since these transactions were concurrent, there was no impact on periods prior to February 22, 2016. The carrying value of our 50% membership interest in Osage of $44.5 million exceeds the amount of the underlying equity in net assets recorded by Osage by $33.1 million.

Tulsa Tanks
On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains for cash consideration of $39.5 million. In 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on HFC’s balance sheet and were depreciated for accounting purposes.

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these crude oil tanks were owned for all periods while we were under common control of HFC. The 2016 consolidated income statement was adjusted to reflect a $0.2 million increase in operating costs and expenses for the year ended December 31, 2016. Retrospective adjustments to our consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows from previous years are shown in the tables below.

Cheyenne Pipeline
On June 3, 2016, we acquired a 50% interest in Cheyenne Pipeline LLC, owner of the Cheyenne Pipeline, in exchange for a contribution of $42.6 million in cash to Cheyenne Pipeline LLC. Cheyenne Pipeline LLC will continue to be operated by an affiliate of Plains, which owns the remaining 50% interest. The 87-mile crude oil pipeline runs from Fort Laramie to Cheyenne, Wyoming and has an 80,000 barrel per day (“bpd”) capacity.

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross refinery, for cash consideration of $278 million. The consideration was funded with approximately $103 million in proceeds from a private placement of 3,420,000 common units representing limited partnership interests at a price of $30.18 per common unit with the balance funded with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

As we are a consolidated variable interest entity (“VIE”) of HFC, this transaction was recorded as a transfer between entities under common control and reflect HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these units were owned for all periods while we were under common control of HFC. The 2016 consolidated income statement was adjusted to reflect a $10.4 million increase in operating costs and expenses for the year ended December 31, 2016. Retrospective adjustments to our consolidated balance sheet, consolidated statements of income, and consolidated statements of cash flows from previous years are shown in the tables below.

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

The following table presents lines in our previously reported balance sheet as of December 31, 2015, that were impacted by Predecessor transactions, and retrospectively adjusts for the acquisitions of the Tulsa Tanks and Woods Cross Operating. The assets and liabilities of El Dorado Operating are included in our previously reported balance sheet as of December 31, 2015.

	Balance at December 31, 2015
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Properties and equipment, net	$1,049,870	$9,309	$233,881	$1,293,060
Other long-term liabilities	20,675	69	—	20,744
General partner interest (2% interest)	(139,537)	9,240	233,881	103,584

The amounts of the general partner interest for the Tulsa Tanks and Woods Cross Operating included in the table above were part of the cash distribution of $317.5 million to HFC in 2016.

The following tables present lines in our previously reported income statement for the years ended December 31, 2015 and 2014, that were impacted by Predecessor transactions, and retrospectively adjusts for the acquisitions of the Tulsa Tanks and Woods Cross Operating.

	Year Ended December 31, 2015
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$103,308	$411	$1,837	$105,556
Depreciation and amortization	62,852	454	—	63,306
Allocation of net loss attributable to predecessor	—	865	1,837	2,702

	Year Ended December 31, 2014
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$104,801	$679	$705	$106,185
Depreciation and amortization	62,166	363	—	62,529
Allocation of net loss attributable to predecessor	—	1,042	705	1,747

The following tables present lines in our previously reported cash flows for the years ended December 31, 2015 and 2014, that were impacted by Predecessor transactions, and retrospectively adjusts for the acquisitions of the Tulsa Tanks and Woods Cross Operating. There was no change to the total previously reported cash flows for the years ended December 31, 2015 and 2014 for El Dorado Operating, although the presentation was changed as shown in the tables below.

	Year Ended December 31, 2015
	Holly Energy Partners, L.P.(Previously reported)	Reclassifications	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
Cash flows from operating activities	(In Thousands)
Net income	$148,328	$—	$(865)	$(1,837)	$145,626
Depreciation and amortization	62,852	—	454	—	63,306
Net cash provided by operating activities	$232,994	$—	$(411)	$(1,837)	$230,746

Cash flows from investing activities
Additions to properties and equipment	(67,016)	27,623	—	—	(39,393)
Acquisition of tanks and operating units	(27,500)	(27,623)	(513)	(98,092)	(153,728)
Net cash used for investing activities	$(148,075)	$—	$(513)	$(98,092)	$(246,680)

Cash flows from financing activities
Contributions from HFC for acquisitions	27,623	—	924	99,929	128,476
Net cash provided (used) by financing activities	$(72,736)	$—	$924	$99,929	$28,117

	Year Ended December 31, 2014
	Holly Energy Partners, L.P.(Previously reported)	Reclassifications	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
Cash flows from operating activities	(In Thousands)
Net Income	$113,813	$—	$(1,042)	$(705)	$112,066
Depreciation and amortization	62,166	—	363	—	62,529
Net cash provided by operating activities	$186,640	$—	$(679)	$(705)	$185,256

Cash flows from investing activities
Additions to properties and equipment	(109,693)	29,734	—	—	(79,959)
Acquisition of tanks and operating units	—	(29,734)	(2,225)	(86,768)	(118,727)
Net cash used for investing activities	$(109,430)	$—	$(2,225)	$(86,768)	$(198,423)

Cash flows from financing activities
Contributions from HFC for acquisitions	29,734	—	2,904	87,473	120,111
Net cash provided (used) by financing activities	$(80,732)	$—	$2,904	$87,473	$9,645

Note 3:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under our revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and our fixed interest rate senior notes.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		December 31, 2016		December 31, 2015
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$91	$91	$304	$304

Liabilities:
6.0% Senior Notes	Level 2	$393,393	$415,500	$—	$—
6.5% Senior Notes	Level 2	297,519	308,250	296,752	295,500
Interest rate swaps	Level 2	—	—	114	114
		$690,912	$723,750	$296,866	$295,614

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

See Note 7 for additional information on these instruments.

Note 4:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Pipelines, terminals and tankage	$1,246,746	$1,231,597
Refinery assets	346,058	297,217
Land and right of way	65,331	66,215
Construction in progress	28,753	28,249
Other	27,133	22,200
	1,714,021	1,645,478
Less accumulated depreciation	385,626	352,418
	$1,328,395	$1,293,060

We capitalized $0.7 million and $0.8 million in interest related to construction projects during the years ended December 31, 2016 and 2015, respectively.

Depreciation expense was $62.9 million, $55.8 million, and $55.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $0.6 million, $1.1 million and $1.9 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 5:	Transportation Agreements

Our transportation agreements are intangible assets that represent a portion of the total purchase price of certain assets acquired from Alon in 2005 and from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC. The Alon agreement is being amortized over 30 years ending 2035 (the initial 15-year term of the agreement plus an expected 15-year extension period) and the HFC agreement is being amortized over 15 years ending 2023 (the term of the HFC agreement).

The carrying amounts of our transportation agreements are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	67,358	60,409
	$66,856	$73,805

Amortization expense was $6.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $5.7 million, $5.4 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These costs include retirement costs of $2.6 million, $2.2 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $2.7 million, $3.4 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2016, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,377,640 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted unit activity and changes during the year ended December 31, 2016, is presented below:

Restricted	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2016 (nonvested)	101,408	$33.63
Granted	88,899	32.16
Vesting and transfer of common units to recipients	(61,768)	32.81
Forfeited	(4,551)	34.21
Outstanding at December 31, 2016 (nonvested)	123,988	$32.96

The fair values of restricted and phantom units that were vested and transferred to recipients during the years ended December 31, 2016, 2015 and 2014 were $2.0 million, $2.5 million and $2.7 million respectively. As of December 31, 2016, there was $2.8 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2015 and 2014, the grant date closing unit price applied to the number of restricted units and phantom units ultimately awarded was $34.16 and $33.49 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of December 31, 2016, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We granted 32,862 performance units during the year ended December 31, 2016. Performance units granted in 2015 and 2016 vest over a three-year performance period ending December 31, 2018 and 2019, respectively, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant. The fair value of these performance units is based on the grant date closing unit price of $24.48 and $33.33 for the performance units granted in February and October, respectively and will apply to the number of units ultimately awarded. For the years ended December 31, 2015 and 2014, the weighted average grant date closing unit price applied to the number of units awarded was $34.21 and $33.57 respectively.

A summary of performance unit activity and changes for the year ended December 31, 2016, is presented below:

Performance Units	Units
Outstanding at January 1, 2016 (nonvested)	45,494
Granted	32,862
Vesting and transfer of common units to recipients	(26,157)
Forfeited	(2,679)
Outstanding at December 31, 2016 (nonvested)	49,520

The grant date fair value of performance units vested and transferred to recipients was $1.1 million for the year ended December 31, 2016, $0.6 million for the year ended December 31, 2015, and $0.5 million for the year ended December 31, 2014. Based on the weighted average fair value of performance units outstanding at December 31, 2016, of $1.6 million, there was $1.3 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.3 years.

During the year ended December 31, 2016, we paid $3.5 million for the purchase of our common units in the open market for the issuance and settlement of all unit awards under our Long-Term Incentive Plan.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.750% to 1.75%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.750% to 2.75%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings in effect at December 31, 2016 and 2015, were 2.978% and 2.655%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.30% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

The Credit Agreement imposes certain requirements on us with which we were in compliance as of December 31, 2016, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies. We were in compliance with the covenants as of December 31, 2016.

Senior Notes
As of December 31, 2016, we had $300 million in aggregate principal amount outstanding of 6.5% senior notes (the "6.5% Senior Notes") maturing March 2020.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% Senior Notes at a redemption cost of $316.4 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes” and together with the 6.5% Senior Notes, the “Senior Notes”). We used the net proceeds to pay down indebtedness under our revolving credit agreement.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of December 31, 2016. At any time when the Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

In March 2014, we redeemed the $150 million aggregate principal amount of 8.25% Senior Notes maturing March 2018 at a redemption cost of $156.2 million, at which time we recognized a $7.7 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

Indebtedness under the 6% Senior Notes and the 6.5% Senior Notes involves recourse to HEP Logistics, our general partner, and is guaranteed by our material, wholly-owned subsidiaries. However, any recourse to HEP Logistics would be limited to the extent of its assets, which other than its investment in us, are not significant.

Our purchase and contribution agreements with HFC with respect to the intermediate pipelines acquired in 2005 and the crude pipelines and tankage assets acquired in 2008, restrict us from selling these pipelines and terminals acquired from HFC. Under these agreements, we are restricted from prepaying borrowings and long-term debt to below $171 million prior to 2018, subject to certain limited exceptions.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Credit Agreement
Amount outstanding	$553,000	$712,000

6% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(6,607)	—
	393,393	—
6.5% Senior Notes
Principal	300,000	300,000
Unamortized discount and debt issuance costs	(2,481)	(3,248)
	297,519	296,752

Total long-term debt	$1,243,912	$1,008,752

Maturities of our long-term debt are as follows:

Years Ending December 31,	(In thousands)
2017	$—
2018	553,000
2019	—
2020	300,000
2021	—
Thereafter	400,000
Total	$1,253,000

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of December 31, 2016, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of December 31, 2016, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined that these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of December 31, 2016, we had no ineffectiveness on our cash flow hedges.

At December 31, 2016, we have accumulated other comprehensive income of $91,000 that relates to our current cash flow hedging instruments. Approximately $91,000 will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreements over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
December 31, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other current assets	$91	Accumulated other comprehensive loss	$91
		$91		$91

December 31, 2015
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR based debt interest)	Other long-term assets	$304	Accumulated other comprehensive loss	$304
Variable-to-fixed interest rate swap contract ($155 million of LIBOR based debt interest)	Other current liabilities	(114)	Accumulated other comprehensive income	(114)
		$190		$190

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$17,621	$16,107	$13,350
6% Senior Notes	10,811	—	—
6.5% Senior Notes	19,507	19,507	19,446
8.25% Senior Notes	—	—	2,544
Amortization of discount and deferred debt issuance costs	3,246	1,928	1,821
Commitment fees and other	2,069	638	450
Total interest incurred	53,254	38,180	37,611
Less capitalized interest	702	762	1,510
Net interest expense	$52,552	$37,418	$36,101
Cash paid for interest	$38,530	$35,938	$39,414

Capital Lease Obligations
Our capital lease obligations relate to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $4.9 million and $3.0 million as of December 31, 2016 and 2015, respectively, with accumulated depreciation of $2.4 million and $1.1 million as of December 31, 2016 and 2015, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

At December 31, 2016, future minimum annual lease payments, including interest, for the capital leases are as follows:

Years Ending December 31,	(in thousands)
2017	$1,340
2018	679
2019	431
2020	10
Total minimum lease payments	2,460
Less amount representing interest	(165)
Capital lease obligations	$2,295

Note 8:	Commitments and Contingencies

We lease certain facilities, pipelines and rights of way under operating leases, most of which contain renewal options. The right of way agreements have various termination dates through 2061.

As of December 31, 2016, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2017	$7,523
2018	7,037
2019	7,032
2020	6,866
2021	6,869
Thereafter	41,769
Total	$77,096
Rental expense charged to operations was $8.5 million, $8.9 million and $8.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We also have other long-term contractual obligations consisting of long-term site service agreements with HFC, expiring in 2058 through 2066, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery facilities. We are presenting obligations for the full term of these agreements; however, the agreements can be terminated with 180 day notice if we cease to operate the applicable assets. At December 31, 2016, these minimum future contractual obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2017	$5,132
2018	5,132
2019	5,132
2020	5,132
2021	5,132
Thereafter	223,312
Total	$248,972
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 91% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Years Ended December 31,
	2016	2015	2014
HFC	83%	81%	83%
Alon	8%	10%	10%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2016, these agreements with HFC require minimum annualized payments to us of $321.0 million.

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

Related party transactions with HFC are as follows:

•	Revenues from services to HFC were $333.1 million, $292.2 million and $275.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $2.5 million for the year ended December 31, 2016, $2.4 million for the year ended December 31, 2015, and $2.3 million for the year ended December 31, 2014.

•	We reimbursed HFC for costs of employees supporting our operations of $40.9 million, $34.5 million and $38.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•	HFC reimbursed us $14.0 million, $13.5 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, for expense and capital projects.

•
We distributed $105.2 million, $90.4 million and $80.5 million, for the years ended December 31, 2016, 2015 and 2014, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $42.6 million and $32.5 million at December 31, 2016 and 2015, respectively.

•	Accounts payable to HFC were $16.4 million and $11.6 million at December 31, 2016 and 2015, respectively.

•
Revenues for the years ended December 31, 2016, 2015 and 2014 include $6.1 million, $7.3 million and $10.1 million, respectively, of shortfall payments billed in 2015, 2014 and 2013, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2016 and 2015, includes $5.6 million and $6.4 million, respectively, relating to certain shortfall billings.

•
In November 2015, we acquired from HFC all the outstanding membership interests in El Dorado Operating which owns the newly constructed naphtha fractionation and hydrogen generation units at HFC’s El Dorado refinery. See Note 2 for a description of this transaction.

On February 22, 2016, HFC obtained a 50% membership interest in Osage in a non-monetary exchange, whereby a subsidiary of Magellan will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. See Note 2 for a description of this transaction.

•	On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains for $39.5 million. See Note 2 for a description of this transaction.

•
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating, a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross refinery, for cash consideration of $278 million. See Note 2 for a description of this transaction.

Note 11:	Net Income Per Limited Partner Unit

Net income per unit applicable to the limited partners is computed using the two-class method, because we have more than one class of participating securities.  The classes of participating securities as of December 31, 2016, included common units, general partner units and incentive distribution rights (IDRs). To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings.  The dilutive securities are immaterial for all periods presented.

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business, prior to the closing of the transaction, are allocated entirely to our general partner and presented as net income (loss) attributable to Predecessors. The earnings per unit of our limited partners prior to the close of the transaction do not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to the Partnership	$158,241	$137,208	$105,525
Less: General partner’s distribution declared (including IDRs)	(58,096)	(43,964)	(36,485)
Limited partner’s distribution declared on common units	(143,796)	(129,192)	(121,714)
Distributions in excess of net income attributable to partnership	$(43,651)	$(35,948)	$(52,674)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Year Ended December 31, 2016
Net income attributable to the Partnership:
Distributions declared	$58,096	$143,796	$201,892
Distributions in excess of net income attributable to partnership	(873)	(42,778)	(43,651)
Net income attributable to the Partnership	$57,223	$101,018	$158,241
Weighted average limited partners' units outstanding		59,872
Limited partners' per unit interest in earnings - basic and diluted		$1.69

Year Ended December 31, 2015
Net income attributable to the Partnership:
Distributions declared	$43,964	$129,192	$173,156
Distributions in excess of net income attributable to partnership	(719)	(35,229)	(35,948)
Net income attributable to the Partnership	$43,245	$93,963	$137,208
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$1.60

Year Ended December 31, 2014
Net income attributable to the Partnership:
Distributions declared	$36,485	$121,714	$158,199
Distributions in excess of net income attributable to partnership	(1,053)	(51,621)	(52,674)
Net income attributable to the Partnership	$35,432	$70,093	$105,525
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$1.20

Note 12:	Partners’ Equity, Income Allocations and Cash Distributions

As of December 31, 2016, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 37% ownership interest in us. Additionally, HFC owned all incentive distribution rights.

Common Unit Private Placement
On September 16, 2016, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,420,000 common units representing limited partnership interests, at a price of $30.18 per common unit. The private placement closed on October 3, 2016, and we received proceeds of approximately $103 million, which were used to finance a portion of the Woods Cross acquisition discussed in Note 2. As a result of the private placement, HFC now owns a 37% interest in us (including the 2% general partner interest). To maintain the 2% general partner interest, HFC contributed $2.1 million in October 2016.

Continuous Offering Program
On May 10, 2016, we established a continuous offering program under which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2016, HEP has issued 703,455 units under this program, providing $23.5 million in gross proceeds. We incurred sales commissions of $0.5 million associated with the issuance of these units. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $0.5 million as of December 31, 2016.

We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

Allocations of Net Income
Net income attributable to HEP is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
General partner interest in net income	$3,165	$1,936	$1,446
General partner incentive distribution	54,008	40,401	33,221
Net loss attributable to predecessor	$(10,657)	$(2,702)	$(1,747)
Total general partner interest in net income	$46,516	$39,635	$32,920

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

On January 26, 2017, we announced our cash distribution for the fourth quarter of 2016 of $0.6075 per unit. The distribution is payable on all common and general partner units and was paid February 14, 2017, to all unitholders of record on February 6, 2017.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per unit data)
General partner interest in distribution	$4,088	$3,563	$3,264
General partner incentive distribution	54,008	40,401	33,221
Total general partner distribution	58,096	43,964	36,485
Limited partner distribution	143,796	129,192	121,714
Total regular quarterly cash distribution	$201,892	$173,156	$158,199
Cash distribution per unit applicable to limited partners	$2.3625	$2.2025	$2.0750

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated variable interest entity of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets, would have been recorded in our financial statements at the time of acquisition as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

Note 13:	Environmental

We expensed $0.7 million, $3.6 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, for long term environmental remediation projects. During the year ended December 31, 2016, we increased certain environmental cost accruals to reflect revisions to the cost estimates and the time frame for which the related environmental remediation and monitoring activities are expected to occur. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $7.1 million and $7.7 million at December 31, 2016 and December 31, 2015, respectively, of which $5.4 million and $6.1 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of December 31, 2016 and December 31, 2015, our consolidated balance sheets include additional accrued environmental liabilities of $0.9 million and $6.4 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 14:	Operating Segments

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two operating segments: pipelines and terminals, and refinery processing units. These operating segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our operating segments' assets and derivation of revenue, see Note 1.

The pipelines and terminals segment has been aggregated as both pipeline and terminals (1) have similar economic characteristics, (2) similarly provide logistics services of transportation and storage of petroleum products, (3) similarly support the petroleum refining business, including distribution of its products, (4) have principally the same customers and (5) are subject to similar regulatory requirements.

We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific operating segment. Identifiable assets are those used by the segment, whereas other assets are principally equity method investments, cash, deposits and other assets that are not associated with a specific reportable operating segment.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Pipelines and terminals - affiliate	$300,072	$289,258	$275,196
Pipelines and terminals - third-party	68,927	66,654	57,349
Refinery processing units - affiliate	33,044	2,963	—
Total segment revenues	$402,043	$358,875	$332,545

Segment operating income:
Pipelines and terminals	$204,923	$191,451	$164,536
Refinery processing units	2,706	(1,438)	(705)
Total segment operating income	207,629	190,013	163,831
Unallocated general and administrative expenses	(12,532)	(12,556)	(10,824)
Interest and financing costs, net	(52,112)	(36,892)	(43,775)
Equity in earnings of unconsolidated affiliates	14,213	4,803	2,987
Gain on sale of assets and other	677	486	82
Income before income taxes	$157,875	$145,854	$112,301

Capital Expenditures:
Pipelines and terminals	$59,704	$67,406	$82,184
Refinery processing units	44,119	125,715	116,502
Total capital expenditures	$103,823	$193,121	$198,686

	December 31, 2016	December 31, 2015
	(in thousands)
Identifiable assets:
Pipelines and terminals	$1,369,756	$1,391,055
Refinery processing units	342,506	296,080
Other	171,975	90,511
Total identifiable assets	$1,884,237	$1,777,646

Note 15:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2016
Revenues	$102,010	$94,897	$92,610	$112,526	$402,043
Operating income	54,513	47,111	38,924	54,549	195,097
Income before income taxes	46,847	39,569	28,464	42,995	157,875
Net income	46,751	39,516	28,404	42,919	157,590
Net income attributable to Holly Energy Partners	42,975	39,120	34,785	41,361	158,241
Limited partners’ per unit interest in net income – basic and diluted	$0.52	$0.45	$0.33	$0.40	$1.69
Distributions per limited partner unit	$0.5750	$0.5850	$0.5950	$0.6075	$2.3625
Year Ended December 31, 2015
Revenues	$89,756	$83,479	$88,389	$97,251	$358,875
Operating income	43,143	39,745	43,617	50,952	177,457
Income before income taxes	35,268	31,394	35,956	43,236	145,854
Net income	35,168	31,457	35,888	43,113	145,626
Net income attributable to Holly Energy Partners	31,803	30,401	34,485	40,519	137,208
Limited partners’ per unit interest in net income – basic and diluted	$0.37	$0.34	$0.40	$0.49	$1.60
Distributions per limited partner unit	$0.5375	$0.5450	$0.5550	$0.5650	$2.2025

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

In conjunction with the preparation of our December 31, 2016, Condensed Consolidating Balance Sheet and Statements of Comprehensive Income included below, we identified and corrected the presentation of noncontrolling interests presented in the eliminations column in prior periods to reflect such balances and activity within the respective guarantor and nonguarantor subsidiaries columns.

Condensed Consolidating Balance Sheet

December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$301	$3,354	$—	$3,657
Accounts receivable	—	45,056	5,554	(202)	50,408
Prepaid and other current assets	11	2,633	244	—	2,888
Total current assets	13	47,990	9,152	(202)	56,953

Properties and equipment, net	—	957,045	371,350	—	1,328,395
Investment in subsidiaries	1,086,008	280,671	—	(1,366,679)	—
Transportation agreements, net	—	66,856	—	—	66,856
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	165,609	—	—	165,609
Other assets	725	9,201	—	—	9,926
Total assets	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$24,245	$2,899	$(202)	$26,942
Accrued interest	17,300	769	—	—	18,069
Deferred revenue	—	8,797	2,305	—	11,102
Accrued property taxes	—	4,514	883	—	5,397
Other current liabilities	14	3,208	3	—	3,225
Total current liabilities	17,314	41,533	6,090	(202)	64,735

Long-term debt	690,912	553,000	—	—	1,243,912
Other long-term liabilities	286	15,975	184	—	16,445
Deferred revenue	—	47,035	—	—	47,035
Class B unit	—	40,319	—	—	40,319
Equity - partners	378,234	1,086,008	280,671	(1,366,679)	378,234
Equity - noncontrolling interest	—	—	93,557	—	93,557
Total liabilities and partners’ equity	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

Condensed Consolidating Balance Sheet

December 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$5,452	$9,559	$—	$15,013
Accounts receivable	—	35,558	5,715	(198)	41,075
Prepaid and other current assets	174	3,634	1,246	—	5,054
Total current assets	176	44,644	16,520	(198)	61,142

Properties and equipment, net	—	921,217	371,843	—	1,293,060
Investment in subsidiaries	834,444	283,287	—	(1,117,731)	—
Transportation agreements, net	—	73,805	—	—	73,805
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	79,438	—	—	79,438
Other assets	642	13,061	—	—	13,703
Total assets	$835,262	$1,671,950	$388,363	$(1,117,929)	$1,777,646

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19,448	$3,333	$(198)	$22,583
Accrued interest	6,500	252	—	—	6,752
Deferred revenue	—	6,010	6,006	—	12,016
Accrued property taxes	—	2,627	1,137	—	3,764
Other current liabilities	7	3,802	—	—	3,809
Total current liabilities	6,507	32,139	10,476	(198)	48,924

Long-term debt	296,752	712,000	—	—	1,008,752
Other long-term liabilities	210	20,363	171	—	20,744
Deferred revenue	—	39,063	—	—	39,063
Class B unit	—	33,941	—	—	33,941
Equity - partners	531,793	834,444	283,287	(1,117,731)	531,793
Equity - noncontrolling interest	—	—	94,429	—	94,429
Total liabilities and partners’ equity	$835,262	$1,671,950	$388,363	$(1,117,929)	$1,777,646

(1) Retrospectively adjusted as described in Note 2.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$307,049	$26,067	$—	$333,116
Third parties	—	47,326	21,601	—	68,927
	—	354,375	47,668	—	402,043
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	111,181	12,805	—	123,986
Depreciation and amortization	—	55,083	15,345	—	70,428
General and administrative	3,804	8,728	—	—	12,532
	3,804	174,992	28,150	—	206,946
Operating income (loss)	(3,804)	179,383	19,518	—	195,097
Equity in earnings of subsidiaries	193,432	14,634	—	(208,066)	—
Equity in earnings of equity method investments	—	14,213	—	—	14,213
Interest income	—	421	19	—	440
Interest expense	(31,387)	(21,165)	—	—	(52,552)
Gain on sale of assets and other	—	702	(25)	—	677
	162,045	8,805	(6)	(208,066)	(37,222)
Income (loss) before income taxes	158,241	188,188	19,512	(208,066)	157,875
State income tax expense	—	(285)	—	—	(285)
Net income (loss)	158,241	187,903	19,512	(208,066)	157,590
Net loss applicable to predecessor	—	10,657	—	—	10,657
Allocation of net income attributable to noncontrolling interests	—	(5,128)	(4,878)	—	(10,006)
Net income (loss) attributable to Holly Energy Partners	158,241	193,432	14,634	(208,066)	158,241
Other comprehensive income (loss)	(99)	(99)	—	99	(99)
Comprehensive income (loss)	$158,142	$193,333	$14,634	$(207,967)	$158,142

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$269,277	$22,944	$—	$292,221
Third parties	—	47,189	19,465	—	66,654
	—	316,466	42,409	—	358,875
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	94,087	11,469	—	105,556
Depreciation and amortization	—	48,302	15,004	—	63,306
General and administrative	3,616	8,940	—	—	12,556
	3,616	151,329	26,473	—	181,418
Operating income (loss)	(3,616)	165,137	15,936	—	177,457
Equity in earnings of subsidiaries	161,097	11,915	—	(173,012)	—
Equity in earnings of equity method investments	—	4,803	—	—	4,803
Interest income	—	526	—	—	526
Interest expense	(20,273)	(17,145)	—	—	(37,418)
Gain on sale of assets and other	—	535	(49)	—	486
	140,824	634	(49)	(173,012)	(31,603)
Income (loss) before income taxes	137,208	165,771	15,887	(173,012)	145,854
State income tax expense	—	(228)	—	—	(228)
Net income (loss)	137,208	165,543	15,887	(173,012)	145,626
Net loss applicable to predecessor	—	2,702	—	—	2,702
Allocation of net income attributable to noncontrolling interests	—	(7,148)	(3,972)	—	(11,120)
Net income (loss) attributable to Holly Energy Partners	137,208	161,097	11,915	(173,012)	137,208
Other comprehensive income (loss)	236	236	—	(236)	236
Comprehensive income (loss)	$137,444	$161,333	$11,915	$(173,248)	$137,444

(1) Retrospectively adjusted as described in Note 2.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$254,364	$22,073	$(1,241)	$275,196
Third parties	—	45,711	11,638	—	57,349
	—	300,075	33,711	(1,241)	332,545
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	94,766	12,660	(1,241)	106,185
Depreciation and amortization	—	47,955	14,574	—	62,529
General and administrative	2,658	8,166	—	—	10,824
	2,658	150,887	27,234	(1,241)	179,538
Operating income (loss)	(2,658)	149,188	6,477	—	153,007
Equity in earnings (loss) of subsidiaries	138,691	4,858	—	(143,549)	—
Equity in earnings of equity method investments	—	2,987	—	—	2,987
Interest income	—	3	—	—	3
Interest expense	(22,831)	(13,270)	—	—	(36,101)
Loss on early extinguishment of debt	(7,677)	—	—	—	(7,677)
Gain on sale of assets and other	—	82	—	—	82
	108,183	(5,340)	—	(143,549)	(40,706)
Income (loss) before income taxes	105,525	143,848	6,477	(143,549)	112,301
State income tax expense	—	(235)	—	—	(235)
Net income (loss)	105,525	143,613	6,477	(143,549)	112,066
Net loss applicable to predecessors	—	1,747	—	—	1,747
Allocation of net income attributable to noncontrolling interests	—	(6,669)	(1,619)	—	(8,288)
Net income (loss) attributable to Holly Energy Partners	105,525	138,691	4,858	(143,549)	105,525
Other comprehensive income (loss)	98	98	—	(98)	98
Comprehensive income (loss)	$105,623	$138,789	$4,858	$(143,647)	$105,623

(1) Retrospectively adjusted as described in Note 2.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,441)	$245,771	$32,052	$(14,634)	$242,748

Cash flows from investing activities
Additions to properties and equipment	—	(44,447)	(15,257)	—	(59,704)
Acquisition of tanks and operating units	—	(44,119)	—	—	(44,119)
Purchase of tanks and operating units	—	(42,627)	—	—	(42,627)
Proceeds from the sale of assets	—	427	—	—	427
Distributions in excess of equity in earnings of equity companies	—	2,993	—	—	2,993
Distributions from UNEV	—	2,616	—	(2,616)	—
	—	(125,157)	(15,257)	(2,616)	(143,030)
Cash flows from financing activities
Net repayments under credit agreement	—	(159,000)	—	—	(159,000)
Net intercompany financing activities	(302,600)	302,600	—	—	—
Proceeds from issuance of 6% Senior Notes	394,000	—	—	—	394,000
Proceeds from issuance of common units	125,870	—	—	—	125,870
Contributions from general partner	2,577	—	—	—	2,577
Distributions to HEP unitholders	(192,037)	—	—	—	(192,037)
Distributions to noncontrolling interest	—	—	(23,000)	17,250	(5,750)
Distribution to HFC for acquisitions	(30,378)	(287,122)	—	—	(317,500)
Contributions from HFC for acquisitions	(3,397)	54,659	—	—	51,262
Distributions to HFC for Osage acquisition	—	(1,245)	—	—	(1,245)
Contributions from HFC for Osage acquisition	31,287	(31,287)	—	—	—
Purchase of units for incentive grants	(3,521)	—	—	—	(3,521)
Deferred financing costs	(910)	(3,085)	—	—	(3,995)
Other	(450)	(1,285)	—	—	(1,735)
	20,441	(125,765)	(23,000)	17,250	(111,074)
Cash and cash equivalents
Increase for the period	—	(5,151)	(6,205)	—	(11,356)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$301	$3,354	$—	$3,657

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2015 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(19,490)	$232,650	$29,501	$(11,915)	$230,746

Cash flows from investing activities
Additions to properties and equipment	—	(65,574)	(1,442)	—	(67,016)
Purchase of tanks and operating units	—	(126,105)	—	—	(126,105)
Purchase of investment in Frontier Pipeline	—	(55,032)	—	—	(55,032)
Proceeds from sale of assets	—	1,279	—	—	1,279
Distributions from UNEV	—	1,960	—	(1,960)	—
Distribution in excess of equity in earnings in equity companies	—	194	—	—	194
	—	(243,278)	(1,442)	(1,960)	(246,680)

Cash flows from financing activities
Net borrowings under credit agreement	—	141,000	—	—	141,000
Net intercompany financing activities	192,108	(192,108)	—	—	—
Distributions to noncontrolling interests	—	—	(18,500)	13,875	(4,625)
Distributions to HEP unitholders	(169,063)	—	—	—	(169,063)
Contributions from HFC for acquisitions	—	128,476	—	—	128,476
Distributions to HFC for acquisitions	—	(62,000)	—	—	(62,000)
Deferred financing costs	—	(962)	—	—	(962)
Purchase of units for restricted grants	(3,555)	—	—	—	(3,555)
Other	—	(1,154)	—	—	(1,154)
	19,490	13,252	(18,500)	13,875	28,117
Cash and cash equivalents
Increase (decrease) for the period	—	2,624	9,559	—	12,183
Beginning of period	2	2,828	—	—	2,830
End of period	$2	$5,452	$9,559	$—	$15,013

(1) Retrospectively adjusted as described in Note 2.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(25,339)	$191,889	$19,398	$(692)	$185,256

Cash flows from investing activities
Additions to properties and equipment	—	(101,492)	(8,201)	—	(109,693)
Acquisition of tanks and operating units	—	(88,993)	—	—	(88,993)
Distributions from UNEV	—	11,383	—	(11,383)	—
Distributions in excess of equity in earnings in equity companies	—	263	—	—	263
	—	(178,839)	(8,201)	(11,383)	(198,423)

Cash flows from financing activities
Net borrowings under credit agreement	—	208,000	—	—	208,000
Net intercompany financing activities	339,771	(339,771)	—	—	—
Redemption of senior notes	(156,188)	—	—	—	(156,188)
Distributions to noncontrolling interests	—	—	(16,100)	12,075	(4,025)
Distributions to HEP unitholders	(154,670)	—	—	—	(154,670)
Contributions from HFC f acquisitions	—	120,111	—	—	120,111
Purchase of units for restricted grants	(3,577)	—	—	—	(3,577)
Deferred financing costs	—	(9)	—	—	(9)
Other	3	—	—	—	3
	25,339	(11,669)	(16,100)	12,075	9,645
Cash and cash equivalents
Increase for the period	—	1,381	(4,903)	—	(3,522)
Beginning of period	2	1,447	4,903	—	6,352
End of period	$2	$2,828	$—	$—	$2,830

(1) Retrospectively adjusted as described in Note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016, at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2016 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 13, 2017:

Name	Age	Position with HLS
George J. Damiris (1)	56	Chief Executive Officer and President
Richard L. Voliva III	39	Senior Vice President and Chief Financial Officer
Douglas S. Aron (2)	43	Executive Vice President
Mark T. Cunningham	57	Senior Vice President, Engineering and Technical Services
Denise C. McWatters	57	Senior Vice President, General Counsel and Secretary

(1)
Mr. Damiris was appointed President of HLS, effective as of February 1, 2017, which was the closing date of HFC’s acquisition of Petro-Canada Lubricants Inc. Mr. Mark A. Plake, who served as President of HLS prior to that date, resigned from that position to accept the position of President of Petro-Canada Lubricants Inc.

(2)	Mr. Aron has announced his resignation from his position as Executive Vice President effective as of February 28, 2017.

Certain executive officers of HLS are also officers of HFC or provide services to HFC. During 2016, Mr. Plake (after he was appointed President of HLS in February 2016) and Mr. Cunningham were the only HLS executive officers who spent all of their professional time managing our business and affairs. The other executive officers listed above are also officers of HFC and devote as much of their professional time as is necessary to oversee the management of our business and affairs.

Information regarding Mr. Damiris is included below under “Directors.”

Richard L. Voliva III was appointed as Senior Vice President and Chief Financial Officer of HLS in July 2016. He has also served as Senior Vice President, Strategy of HFC since June 2016. Mr. Voliva served as Vice President and Chief Financial Officer of HLS from October 2015 until July 2016, Vice President, Corporate Development of HLS from February 2015 until October 2015 and as Senior Director, Business Development of HLS from April 2014 until February 2015. Prior to joining HLS, Mr. Voliva was an analyst at Millennium Management LLC, an institutional asset manager, from April 2011 until April 2014, an analyst at Partner Fund Management, L.P., a hedge fund, from March 2008 until March 2011 and Vice President, Equity Research at Deutsche Bank from June 2005 to March 2008. Mr. Voliva is a CFA Charterholder.

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

Mark T. Cunningham was appointed Senior Vice President, Engineering and Technical Services of HLS in July 2016. He previously served as Senior Vice President, Operations from January 2013 to July 2016 and Vice President, Operations from July 2007 to January 2013. He served Holly Corporation as Senior Manager of Special Projects from December 2006 through June

2007 and as Senior Manager of Integrity Management and Environmental, Health and Safety from July 2004 through December 2006. Prior to joining Holly Corporation, Mr. Cunningham served Diamond Shamrock/Ultramar Diamond Shamrock for 20 years in several engineering and pipeline operations capacities.

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

Board Leadership Structure

The Board of Directors of HLS (the “Board”) is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Effective January 1, 2014, the Board separated the positions of Chairman and Chief Executive Officer. Currently, Mr. Clifton serves as Chairman of the Board in a non-employee capacity, and Mr. Damiris serves as the Chief Executive Officer of HLS. The Board believes that at this time the separation of these positions enhances the oversight of management by the Board and HLS’s and HEP’s overall leadership structure. In addition, as a result of his former role as HLS’s Chief Executive Officer, Mr. Clifton has company-specific experience and expertise and as Chairman of the Board can identify strategic priorities, lead the discussion and execution of strategy, and facilitate the flow of information between management and the Board.

Chairman of the Board

Mr. Matthew P. Clifton was selected by the directors of HLS to serve as the Chairman of the Board. The Chairman has the following responsibilities:

•	designating and calling meetings of the Board;

•	presiding at all Board meetings, other than executive sessions of the non-employee directors of the Board;

•	consulting with management on Board and committee meeting agendas;

•	facilitating teamwork and communication between the Board and management; and

•	acting as a liaison between management and the Board.

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

Pursuant to the Governance Guidelines of HLS and HEP, a director must submit his or her resignation to the Board in the first quarter of the calendar year in which the director will attain the age of 75 or greater. If the resignation is accepted by the Board, the resignation will be effective on December 31 of the year in which the resignation was accepted by the Board. In the first quarter of 2016, Messrs. William J. Gray, Jerry W. Pinkerton and P. Dean Ridenour each submitted his resignation in accordance with the policy. None of the resignations were accepted by the Board at that time. In the fourth quarter of 2016, the Board reconsidered the resignations submitted by Messrs. Gray, Pinkerton and Ridenour and accepted the resignations of Messrs. Gray and Ridenour effective December 31, 2016.

Director Independence

The Board has determined that Messrs. Larry R. Baldwin, Charles M. Darling IV, Jerry W. Pinkerton, William P. Stengel and James G. Townsend meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange (“NYSE”). The Board previously determined that William J. Gray and P. Dean Ridenour were “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act during the time they served on the Board.

Audit Committee. The Audit Committee of HLS is composed of three directors, Messrs. Baldwin, Pinkerton and Darling. The Board has determined that each member of the Audit Committee is “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Board previously determined that Mr. Ridenour was “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act during the time he served on the Audit Committee.

Conflicts Committee. The Conflicts Committee of HLS is composed of four directors, Messrs. Stengel, Baldwin, Pinkerton and Townsend. The Board has determined that each member of the Conflicts Committee is “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act, as required by the Conflicts Committee Charter. The Board previously determined that Mr. Gray was “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act during the time he served on the Conflicts Committee.

Compensation Committee. The Compensation Committee of HLS is composed of four directors, Messrs. Jennings, Darling, Stengel and Townsend. The Board has determined that each of Messrs. Darling, Stengel and Townsend is “independent” as defined by the NYSE listing standards. Because we are a master limited partnership, Rule 303A.05 of the NYSE Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us. The Board previously determined that Mr. Gray was “independent” as defined by the NYSE listing standards during the time he served on the Compensation Committee.

Independence Determinations. In making its independence determinations, the Board considered certain transactions, relationships and arrangements. In determining Mr. Townsend’s independence, the Board considered that Mr. Townsend has not been employed by HFC or HLS since 2011 and has not received compensation in excess of $120,000 since 2011. In determining Mr. Ridenour’s independence (prior to his resignation from the Board), the Board considered that Mr. Ridenour has not been employed by HFC or HLS since 2008 and has not received compensation in excess of $120,000 since 2009. The Board has determined that these historical relationships do not impair Mr. Ridenour’s or Mr. Townsend’s independence. In addition, in determining Mr. Gray’s independence (prior to his resignation from the Board), the Board considered the consulting fees he receives from HFC and determined that such consulting fees do not impair his independence.

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

The Board, Its Committees and Director Compensation

Directors

The following individuals serve as directors of HLS:
__________________________________________________________    __________________________________

Matthew P. Clifton	Director since July 2004. Age 65.

Principal Occupation:	Chairman of the Board of HLS

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

_____________________________________________________________________________________________

George J. Damiris	Director since February 2016. Age 56.

Principal Occupation:	Chief Executive Officer and President of HFC and Chief Executive Officer and President of HLS

Business Experience:
Mr. Damiris has served as the Chief Executive Officer of HLS since November 2016, as President of HLS since February 2017 and as Chief Executive Officer and President of HFC since January 2016. He previously served as Executive Vice President and Chief Operating Officer of HFC from September 2014 until January 2016 and as Senior Vice President, Supply and Marketing of HFC from January 2008 until September 2014. Mr. Damiris joined HFC in 2007 as Vice President, Corporate Development after an 18-year career with Koch Industries, where he was responsible for managing various refining, chemical, trading, and financial businesses.

Additional Directorships:	Mr. Damiris currently serves as a director of Eagle Materials Inc. and HFC.

Qualifications:
Mr. Damiris has extensive industry experience and significant insight into issues facing the industry. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

Larry R. Baldwin	Director since May 2016. Age 64.

Principal Occupation:	Retired

Business Experience:
Mr. Baldwin was employed for 41 years as an auditor by Deloitte LLP and predecessor firms, including 31 years as a partner, prior to retiring from such position in May 2015. While he was a partner at Deloitte LLP, Mr. Baldwin held a number of practice management positions.

Qualifications:
Mr. Baldwin brings to the Board of Directors of the Company his audit, accounting and financial reporting expertise, which also qualify him as an audit committee financial expert. Due to his audit and practice management experience with Deloitte LLP, Mr. Baldwin possesses business, industry and management expertise that provide valuable insight to the Board and the management of the Company.

_____________________________________________________________________________________________

Charles M. Darling, IV	Director since July 2004. Age 68.

Principal Occupation:	President of DQ Holdings, L.L.C.

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
_____________________________________________________________________________________________

Michael C. Jennings	Director since October 2011. Age 51.

Principal Occupation:	Chairman of the Board of HFC

Business Experience:
Mr. Jennings has served as Chairman of the Board of HFC since January 2017, a position he previously held from January 2013 until January 2016. Mr. Jennings served as Executive Chairman of HFC from January 2016 until January 2017 and as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 until January 2016. Mr. Jennings served as Chief Executive Officer of HLS from January 2014 to November 2016 and as President of HLS from October 2015 to February 2016. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 until 2009.

Additional Directorships:
Mr. Jennings currently serves as the Chairman and a director of HFC and a director of ION Geophysical Corporation. Mr. Jennings served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:
Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

Jerry W. Pinkerton	Director since July 2004. Age 76.

Principal Occupation:	Retired

Business Experience:
Mr. Pinkerton retired in December 2003. From December 2000 to December 2003, Mr. Pinkerton served as a consultant to TXU Corp. (now Vista Energy), and from August 1997 to December 2000, Mr. Pinkerton served as Controller of TXU Corp. and its U.S. subsidiaries. Mr. Pinkerton previously served as the Vice President and Chief Accounting Officer of ENSERCH Corporation and was employed for 26 years as an auditor by Deloitte Haskins & Sells, a predecessor firm of Deloitte & Touche, LLP, including 15 years as an audit partner.

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

__________________________________________________________________________________________

William P. Stengel	Director since July 2004. Age 68.

Principal Occupation:	Retired

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

____________________________________________________________________________________________

James G. Townsend	Director since January 2012. Age 62.

Principal Occupation:	Member of the New Mexico House of Representatives

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
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2007 to 2017 that is required to be reported in this Annual Report on Form 10-K.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2016, the Board held 14 meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served.

Board Committees

The Board currently has four standing committees:

•	an Audit Committee;

•	a Compensation Committee;

•	a Conflicts Committee; and

•	an Executive Committee.

Other than the Executive Committee, each of these committees operates under a written charter adopted by the Board.

During 2016, the Audit Committee held nine meetings, the Conflicts Committee held 11 meetings and the Compensation Committee held five meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Executive Committee	Audit Committee	Compensation Committee	Conflicts Committee
Larry Baldwin	x	x(Chair)		x
Matthew P. Clifton	x(Chair)
George J. Damiris
Charles M. Darling, IV	x	x	x(1)
Michael C. Jennings	x		x(Chair)
Jerry W. Pinkerton		x		x
William P. Stengel	x		x	x(Chair)
James G. Townsend			x	x
________________________

(1)	Mr. Darling serves as the chairman of the subcommittee of the Compensation Committee.

Audit Committee

The functions of the Audit Committee include the following:

•	selecting, compensating, retaining and overseeing our independent registered public accounting firm and conducting an annual review of the independence and performance of that firm;

•	reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent registered public accounting firm;

•	reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•	discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•	reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, when required by HEP’s Code of Business Conduct and Ethics;

•	reviewing and discussing HEP’s internal controls over financial reporting with management and the independent registered public accounting firm;

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

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Messrs. Baldwin and Pinkerton meet the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

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

Compensation Committee

The functions of the Compensation Committee include:

•	reviewing and approving the goals and objectives of HLS and HEP relevant to the compensation of the officers of HLS for whom the Compensation Committee determines compensation;

•	determining compensation for the officers of HLS for whom the Compensation Committee determines compensation;

•	reviewing director compensation and making recommendations to the Board regarding the same;

•	overseeing the preparation of the Compensation Discussion and Analysis to be included in the Annual Report and preparing the Compensation Committee Report to be included in the Annual Report;

•	reviewing the Company’s executive compensation plans with respect to behavioral, operational and other risks;

•	administering and making recommendations to the Board with respect to HEP’s equity plan and HLS’s annual incentive plan; and

•	reviewing the adequacy of the Compensation Committee charter on an annual basis

The Compensation Committee has appointed a subcommittee comprised of Messrs. Darling, Stengel and Townsend, all of whom are “independent” as defined by the New York Stock Exchange listing standards, for purposes of approving equity awards, including performance goals applicable to such awards, if applicable, and any other matters that are within the responsibilities of the Compensation Committee requiring approval solely by independent members of the Board. During 2016, the subcommittee of the Compensation Committee held four meetings.
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

Report of the Audit Committee for the Year Ended December 31, 2016

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved, the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2016. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2016 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

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

•
discussed with Holly Energy Partners, L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits and met with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of Holly Energy Partners, L.P.’s financial reporting; and

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2016 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

Members of the Audit Committee:
Larry R. Baldwin, Chairman
Charles M. Darling, IV
Jerry W. Pinkerton

Director Compensation

The Compensation Committee annually evaluates the compensation program for members of the Board who are not officers or employees of HLS or HFC (“non-employee directors”). In October 2015, the Board approved changes to non-employee director compensation for 2016: the committee chairman retainer was increased from $10,000 (for 2015) to $15,000 and the annual equity retainer was increased from $75,000 (for 2015) to $80,000 to bring the total available director compensation to the middle range of market practice. In April 2016, the Board also approved an annual cash retainer for the Chairman of the Board of $75,000 effective January 1, 2016. Directors who also serve as officers or employees of HLS or HFC do not receive additional compensation for serving on the Board.

For 2016, non-employee directors were entitled to receive Board and Board committee retainers and meeting fees payable in cash and the other compensation described in the following table. We also reimburse directors for all reasonable expenses incurred in attending Board and Board committee meetings upon submission of appropriate documentation.

Compensation in 2016
Annual cash retainer (paid quarterly)	$60,000
Meeting fee (also paid to non-members of committees who are invited to attend by such committee’s chairman) (1)	$1,500
Each attended strategy meeting with HLS management	$1,500
Annual equity retainer of restricted units (2)	$80,000
Annual cash retainer for the Chairman of the Board	$75,000
Annual cash retainer for Chairmen of committees and subcommittees (paid quarterly)	$15,000
__________________

(1)	Represents fees paid for meetings attended in person or telephonically.
(2)
The annual award is comprised of a number of restricted units equal to $80,000 divided by the closing price of a common unit on the date of grant, with the number of restricted units rounded up in the case of fractional shares.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (“Long-Term Incentive Plan”) in the form of restricted units, with the number of restricted units calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the restricted units to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

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

Mr. Pinkerton was the only non-employee director that participated in the NQDC Plan in 2016. During 2016, no above market or preferential earnings were paid to Mr. Pinkerton under the NQDC Plan and, therefore, none of the earnings received by Mr. Pinkerton during 2016 are included in the Director Compensation Table below. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis-Overview of 2016 Executive Compensation Components and Decisions-Retirement and Benefit Plans-Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Effective October 2013, our directors became subject to a new unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least two times the annual equity retainer paid to non-employee directors. For 2016, each non-employee director was required to hold common units equal in value to $160,000. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

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

As of December 31, 2016, all of our then-current directors were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Members of the Board are subject to the HEP Insider Trading Policy, which, among other things, prohibits such directors from entering into short sales or hedging or pledging our common units and HFC common stock.

Director Compensation Table

The table below sets forth the compensation earned in 2016 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	All Other Compensation	Total
Larry R. Baldwin (3)	$57,707	$80,017	$—	$137,724
Matthew P. Clifton	177,000	80,017	125,000 (4)	382,017
Charles M. Darling, IV	118,500	80,017	—	198,517
William J. Gray (5)	100,500	—	65,000 (6)	165,500
Jerry W. Pinkerton	126,000	80,017	—	206,017
P. Dean Ridenour (5)	96,000	—	—	96,000
William P. Stengel	118,500	80,017	—	198,517
James G. Townsend	100,500	80,017	—	180,517
__________________

(1)
Mr. Damiris and Jennings are not included in this table because they received no additional compensation for their service on the Board since, during 2016, Messrs. Damiris and Jennings were executive officers of HFC and HLS. The compensation paid by HFC to Messrs. Damiris and Jennings in 2016 will be shown in HFC’s 2017 Proxy Statement. A portion of the compensation paid to each of Messrs. Damiris and Jennings by HFC in 2016 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)
Reflects the aggregate grant date fair value of restricted units granted to non-employee directors on October 27, 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2016, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On October 27, 2016, each non-employee director (other than Messrs. Gray and Ridenour, who resigned from the Board as described in note (5) below) received an award of 2,453 restricted units that vests on December 1, 2017, subject to continued service on the Board. As of December 31, 2016, these are the only restricted units held by our current non-employee directors. For additional information regarding the annual restricted unit grants made on October 27, 2016, please refer to the “Director Compensation” narrative above.

(3)	Mr. Baldwin was appointed as a director of the Board effective as of May 20, 2016.

(4)
In April 2016, HLS paid Mr. Clifton a lump sum payment of $125,000 to compensate him for a Chairman of the Board retainer and other fees he should have received in 2015 for his Board service. These amounts were in addition to the $75,000 annual cash retainer for the Chairman of the Board and other cash retainers received by Mr. Clifton with respect to 2016 Board service, which amounts are reported in the “Fees Earned or Paid in Cash” column of the table above.

(5)
In accordance with our director retirement policy, Messrs. Gray and Ridenour resigned from the Board effective December 31, 2016; however, each of them is included in the table since he served as a non-employee director during 2016.

(6)	Represents fees for consulting services provided by Mr. Gray to HFC during 2016. None of the consulting fees were paid by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2016.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2016 to the extent the Compensation Committee determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2016, our “Named Executive Officers” were:

Name	Position with HLS
George J. Damiris	Chief Executive Officer (1)(3)
Michael C. Jennings	Former Chief Executive Officer (1)(2)
Richard L. Voliva III	Senior Vice President and Chief Financial Officer
Mark A. Plake	President (2)(3)
Mark T. Cunningham	Senior Vice President, Engineering and Technical Services
Denise C. McWatters	Senior Vice President, General Counsel and Secretary
___________________

(1)	Effective November 1, 2016, Mr. Jennings resigned as Chief Executive Officer of HLS, and Mr. Damiris was appointed to that position.

(2)	Effective February 15, 2016, Mr. Jennings resigned as President of HLS, and Mr. Plake was appointed to that position.

(3)
Mr. Damiris was appointed President of HLS, effective as of February 2017, which was the closing date of HFC’s acquisition of Petro-Canada Lubricants Inc. Mr. Plake, who served as President of HLS until that date, resigned from that position to accept the position of President of Petro-Canada Lubricants Inc.

Certain of our Named Executive Officers are also officers of HFC or provide services to HFC. During 2016:

•
Messrs. Plake (after he was appointed President of HLS in February 2016) and Cunningham, who we generally refer to as the “HLS Dedicated Officers,” spent all of their professional time managing our business and affairs and did not provide any services to HFC.

•
Messrs. Damiris, Jennings and Voliva (following his appointment as an officer of HFC in June 2016) and Ms. McWatters, who we generally refer to as the “HFC Shared Officers,” also served as officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs. All compensation paid to such executive officers is paid and determined by HFC, without input from the Compensation Committee.

Fees and Reimbursements for Compensation of Named Executive Officers

•
Administrative Fee Covers HFC Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC (currently $2.5 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support, and office space, furnishings and equipment. None of the services covered by the administrative fee is assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HFC Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

•
Reimbursements For Compensation of HLS Dedicated Officers. Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the HLS Dedicated Officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2016, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Messrs. Plake (after he was appointed President of HLS) and Cunningham. With respect to equity compensation paid by us to certain of the Named Executive Officers, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

•
2016 Arrangement for Mr. Voliva. In June 2016, in connection with Mr. Voliva’s appointment as an officer of HFC, Mr. Voliva ceased to be a HLS Dedicated Officer and became a HFC Shared Officer. Prior to June 2016, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Voliva. Once Mr. Voliva became a HFC Shared Officer, the Compensation Committee determined that HLS and HEP would specifically reimburse HFC for one-third of Mr. Voliva’s 2016 salary, bonus and retirement benefits for the remainder of the year since, in addition to serving as the Chief Financial Officer of HLS, Mr. Voliva also performs the business development function for HLS and HEP.

Compensatory Decisions for HLS Dedicated Officers

•
Generally. The Compensation Committee generally makes compensation decisions for the HLS Dedicated Officers, other than with respect to pension and retirement benefits as described below. For 2016, compensation decisions for Messrs. Plake (after he was appointed President of HLS) and Cunningham were made by the Compensation Committee. All compensation provided to Messrs. Plake and Cunningham for 2016 is discussed and reported, in accordance with SEC rules, in the narratives and tables that follow.

•
Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Messrs. Plake (after he was appointed President of HLS), Voliva (until he became a HFC Shared Officer) and Cunningham in 2016 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

•
2016 Decisions for Mr. Voliva. Compensation decisions for Mr. Voliva for 2016 were made by the Compensation Committee prior to Mr. Voliva becoming a HFC Shared Officer in June 2016, at which time HFC began making compensation decisions for Mr. Voliva.

Allocation of Compensation and Compensatory Decisions for HFC Shared Officers

•
Generally. HFC makes all decisions regarding the compensation paid to the HFC Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to the HFC Shared Officers for 2016 is allocated to the services they performed for us during 2016. The allocation was made based on the assumption that each of Messrs. Damiris and Jennings and Ms. McWatters spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2016:

Name	Percentage of Time
George J. Damiris	5% (1)
Michael C. Jennings	12% (2)
Denise C. McWatters	30%
___________________

(1)	Mr. Damiris served as an executive officer of HLS for only two months in 2016.

(2)
Assumes Mr. Jennings spent 20% of his professional time on our business and affairs until his resignation as President of HLS on February 15, 2016 and 10% of his professional time on our business and affairs until his resignation as Chief Executive Officer of HLS on November 1, 2016.

Because HFC made all decisions regarding the compensation paid to Messrs. Damiris and Jennings and Ms. McWatters for 2016, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Damiris and Jennings and Ms. McWatters in 2016 will be disclosed in HFC’s 2017 Proxy Statement.

•
2016 Allocation for Mr. Voliva. As described above under “Fees and Reimbursements for Compensation of Named Executive Officers-2016 Arrangement for Mr. Voliva,” we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Voliva prior to June 2016 and, for the remainder of the year, for one-third of Mr. Voliva’s 2016 salary, bonus and retirement benefits. Nevertheless, 100% of the compensation Mr. Voliva received for the entirety of 2016 is discussed and disclosed in the narratives and tables that follow (except that, because HFC made all decisions regarding the compensation paid to Mr. Voliva following his appointment as an officer of HFC, compensation decisions made for Mr. Voliva after June 2016 are not discussed in this Compensation Discussion and Analysis).

Objectives of Compensation Program

Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance our long-term value for the benefit of our unitholders. Our objective is to be competitive with our industry and encourage high levels of performance from our executives.

In supporting our objectives, the Compensation Committee balances the use of cash and equity compensation in the total direct compensation package provided to the HLS Dedicated Officers; however, the Compensation Committee has not adopted any formal policies for allocating their compensation among salary, bonus and long-term equity compensation.

In the fourth quarter of 2015, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Messrs. Voliva and Cunningham with a goal of providing competitive compensation for 2016 to retain them, while at the same time providing them incentives to maximize long-term value for us and our unitholders. After reviewing internal evaluations, input by management, and market data provided by the Compensation Consultant, the Compensation Committee believes that the 2016 compensation paid to Messrs. Voliva (prior to becoming a HFC Shared Officer) and Cunningham reflects an appropriate allocation of compensation between salary, bonus and equity compensation. The Compensation Committee undertook the same review in the first quarter of 2016 for Mr. Plake and believes that the compensation paid to Mr. Plake (after he was appointed President of HLS) likewise reflects an appropriate allocation of compensation between salary, bonus and equity compensation.

Role of the Compensation Consultant and the Compensation Committee in the Compensation Setting Process

The Compensation Committee has engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), a consulting firm specializing in executive compensation, to advise the Compensation Committee on matters related to executive and non-employee director compensation and long-term equity incentive awards. The Compensation Consultant provides the Compensation Committee with market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “-The Board, Its Committees and Director Compensation-Board Committees-Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with FWC.

The Compensation Committee generally makes compensation decisions for a given fiscal year for the HLS Dedicated Officers in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year.

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

The peer group used in determining 2016 compensation included the following publicly traded master limited partnerships, which are representative of the companies with which we compete for executives:

Atlas Pipeline Partners LP	Genesis Energy LP
Boardwalk Pipeline Partners LP	NuStar Energy LP
Calumet Specialty Products Partners LP	Regency Energy Partners LP
Crestwood Equity Partners LP	Rose Rock Midstream LP
DCP Midstream Partners LP	Summit Midstream Partners LP
Eagle Rock Energy Partners LP	Targa Resources Partners LP
EnLink Midstream Partners LP	USA Compression Partners LP

The peer group used in 2016 was unchanged from the peer group used in 2015.

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

In 2016, the total direct compensation paid to Messrs. Plake (after he was appointed President of HLS), Voliva (prior to becoming a HFC Shared Officer) and Cunningham was generally in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

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

Various members of management facilitate the Compensation Committee’s consideration of compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provides the Compensation Committee with guidance as to how such data impacts performance goals set by the Compensation Committee during the previous year. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself. As described above, the Compensation Committee makes the final decision as to the compensation of HLS Dedicated Officers.

Overview of 2016 Executive Compensation Components and Decisions

In 2016, the Compensation Committee made compensation decisions for Messrs. Plake (after he was appointed President of HLS), Voliva (prior to becoming a HFC Shared Officer) and Cunningham. The components of compensation received by Messrs. Plake, Voliva and Cunningham in 2016 are as follows:

•	base salary;

•	annual incentive cash bonus compensation;

•	long-term equity incentive compensation;

•	severance and change in control benefits;

•	health and retirement benefits; and

•	perquisites.

Each of these components is described in further detail in the narrative that follows.

Base Salary

The Compensation Committee conducted its annual review of base salaries for Messrs. Voliva and Cunningham in the fourth quarter of 2015 and for Mr. Plake in the first quarter of 2016. The Compensation Committee considered each of their respective positions, level of responsibility and performance in 2015, where applicable. The Compensation Committee also reviewed competitive market data relevant to each individual’s position provided by the Compensation Consultant. Following a review of the various factors listed above, the Compensation Committee determined the following 2016 base salaries for Messrs. Plake, Voliva and Cunningham:

Name	2015 Base Salary	2016 Base Salary (1)	Percentage Increase from 2015
Mark A. Plake	$—	$385,000	—
Richard L. Voliva III	225,000	225,000	0.0%
Mark T. Cunningham	288,112	300,000	4.1%
______________________

(1)
Represents salaries effective February 15, 2016 for Mr. Plake and January 1, 2016 for Mr. Cunningham. Mr. Voliva’s salary rate originally became effective October 29, 2015 in connection with his promotion to an executive officer of HLS, and the Compensation Committee determined not to otherwise increase his salary rate for 2016. Mr. Plake’s base salary was determined in connection with his appointment as President of HLS, taking into account his experience and position, internal pay equities and market data.

Annual Incentive Cash Bonus Compensation

The Board adopted the HLS Annual Incentive Plan (the “Annual Incentive Plan”) in August 2004 to motivate eligible employees to produce outstanding results, encourage growth and superior performance, increase productivity, contribute to health and safety goals, and aid in attracting and retaining key employees. The Compensation Committee oversees the administration of the Annual

Incentive Plan, and any potential awards granted pursuant to the plan are subject to final determination by the Compensation Committee of achievement of the performance metrics for the applicable performance periods.

In the fourth quarter of 2015 (for Messrs. Voliva and Cunningham) and the first quarter of 2016 (for Mr. Plake), the Compensation Committee approved target awards under the Annual Incentive Plan for 2016 based on a pre-established percentage of each Named Executive Officer’s base salary and determined that the applicable performance period for the Annual Incentive Plan awards would be the 12-month period beginning October 1, 2015 and ending September 30, 2016, with determination and payment of the cash bonus amounts occurring in the fourth quarter of 2016.

The 2016 Annual Incentive Plan awards for Messrs. Plake, Voliva and Cunningham were subject to achievement of the following metrics:

•
Actual Distributable Cash Flow vs. Budget: Half of the target award may be earned based upon our actual distributable cash flow during the performance period compared to the budgeted distributable cash flow for the performance period, adjusted for differences in estimated and actual Producers Price Index adjustments and differences in the timing of known acquisitions.

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

The performance metric of actual distributable cash flow is used because it is a widely accepted financial indicator for comparing partnership performance. We believe that this measure provides an enhanced perspective of the operating performance of our assets and the cash our business is generating, and is therefore a useful criterion in evaluating management’s performance and in linking the payout of the award to our performance.

•
Individual Performance: The other half of the target award may be earned based on the employee’s individual performance during the performance period, as determined in the discretion of the employee’s immediate supervisor. The employee’s individual performance is evaluated through a performance review by the employee’s immediate supervisor, which includes a written assessment. The assessment reviews several criteria, including how well the employee performed his or her pre-established individual goals during the performance period and the employee’s interpersonal effectiveness, integrity, and business conduct.

The Compensation Committee also has discretion to approve an increase or a decrease in the bonus amount an executive officer would otherwise earn. Any increases or decreases are determined based on a variety of factors, including performance with respect to the pre-defined performance metrics as well as environmental, health and safety and conditions outside the control of the executive that could have affected the performance metrics. If the Compensation Committee believes additional compensation is warranted to reward an executive for outstanding performance, the Compensation Committee may increase the executive’s bonus amount in its discretion. Alternatively, poor results could, in the discretion of the Compensation Committee, result in a decrease in a bonus. In making the determination as to whether such discretion should be applied (either to decrease or increase a bonus), the Compensation Committee reviews recommendations from management.

The following table sets forth the target and maximum award opportunities (as a percentage of annual base salary) for Messrs. Plake, Voliva and Cunningham for 2016, and the portion of their target award opportunity allocated to each performance metric. The award opportunity amounts and allocations were not changed from 2015 for Named Executive Officers who were eligible to participate in the Annual Incentive Plan for 2015. In determining the appropriate target award level for Mr. Plake for 2016, the Compensation Committee considered his experience and position, internal pay equities and market data provided by the Compensation Consultant.

	Allocation Between Performance Metrics		Award Opportunities
Name	Actual vs. Budgeted DCF	Individual	Target	Maximum
Mark A. Plake	27.5%	27.5%	55.0%	110.0%
Richard L. Voliva III	20.0%	20.0%	40.0%	80.0%
Mark T. Cunningham	20.0%	20.0%	40.0%	80.0%

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

For the 2016 performance period, the actual distributable cash flow ($213.6 million) exceeded the budgeted distributable cash flow ($191.8 million) by approximately 11.3%. As a result, the payout on this metric was approximately 133% of the portion of the target award related to this metric. The following table sets forth the actual payouts for 2016 as a percentage of base salary, including payments made based on actual distributable cash flow versus budget and discretionary bonuses awarded for individual performance. Upon being appointed as an officer of HFC, Mr. Voliva became a participant in HFC’s annual incentive cash compensation program and was ineligible to receive a payout under the Annual Incentive Plan, and he is therefore not included in the table below.

Name	Actual vs. Budgeted DCF	Individual	Total
Mark A. Plake	36.6%	33.0%	69.6%
Mark T. Cunningham	26.6%	20.0%	46.6%

Long-Term Equity Incentive Compensation

The Long-Term Incentive Plan was adopted by the Board in August 2004 with the objective of:

•	promoting our interests by providing equity incentive compensation awards to eligible individuals,

•	enhancing our ability to attract and retain the services of individuals who are essential for our growth and profitability,

•	encouraging those individuals to devote their best efforts to advancing our business, and

•	aligning the interests of those individuals with the interests of our unitholders.

The Compensation Committee typically grants long-term equity incentive awards to the HLS Dedicated Officers on an annual basis. The Compensation Committee makes annual long-term equity incentive award grants in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the HLS Dedicated Officers. As a result, annual long-term equity incentive awards for the 2016 year were granted in October 2015 to the individuals who were HLS Dedicated Officers at that time. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2015 for the 2016 year are disclosed as 2015 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in October 2015 and who were Named Executive Officers for 2015) and are not included in the 2016 Grants of Plan-Based Awards table; however, because these awards relate to the 2016 year, they are described in greater detail below.

In determining the appropriate amount and type of long-term equity incentive awards to be granted to the HLS Dedicated Officers each year, the Compensation Committee considers the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and strong performance with variable compensation dependent on that performance.

For the 2016 year, the Compensation Committee awarded both restricted units and performance units to Messrs. Plake, Voliva and Cunningham, although the grants to Mr. Plake were made in February 2016 (instead of October 2015) in connection with his appointment as President of HLS. It is our practice not to make long-term equity incentive award grants to the HFC Shared Officers. Any equity compensation awards granted by HFC for 2016 to any of the HFC Shared Officers will be disclosed in HFC’s 2017 Proxy Statement to the extent such individuals are “named executive officers” of HFC for the 2016 year.

Restricted Unit Awards

In October 2015, Messrs. Voliva and Cunningham were granted restricted units in their capacity as HLS Dedicated Officers. The number of restricted units awarded is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of restricted units awarded to each of them in October 2015 for the 2016 year:

Name	Number of Restricted Units
Richard L. Voliva III (1)	4,020
Mark T. Cunningham	4,752
________________

(1)	In connection with Mr. Voliva’s appointment as an officer of HFC in June 2016, Mr. Voliva forfeited 2,679 of these restricted units.

In February 2016, in connection with his appointment as President of HLS, Mr. Plake was granted 10,725 restricted units on the same terms as the October 2015 restricted unit awards.

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

The restricted units granted in October 2015 (and in February 2016 to Mr. Plake) vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2018.

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

Performance Unit Awards

A performance unit is a notational phantom unit that entitles the grantee to receive a common unit upon the attainment of pre-established performance targets over a specified performance period, which may include the achievement of specified financial objectives determined by the Compensation Committee, and satisfaction of certain continued service conditions.

In October 2015, Messrs. Voliva and Cunningham were granted performance units with a performance period that began on January 1, 2016 and ends on December 31, 2018. An executive officer generally must remain employed through the end of the performance period to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described below in the section titled “Potential Payments upon Termination and Change in Control.”

With respect to the performance unit awards for the 2016 year, Messrs. Voliva and Cunningham were each granted a target number of performance units. The target number is initially approved by the Compensation Committee in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Messrs. Voliva and Cunningham in October 2015 for the 2016 year:

Name	Target Number of Performance Units
Richard L. Voliva III (1)	4,020
Mark T. Cunningham	4,752
_____________________

(1)	In connection with Mr. Voliva’s appointment as an officer of HFC in June 2016, Mr. Voliva forfeited 2,679 of these performance units.

In February 2016, in connection with his appointment as President of HLS, Mr. Plake was granted 10,725 performance units on the same terms as the October 2015 performance unit awards. In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these performance units; however, in recognition for his efforts and dedication to the business affairs of HLS and HEP in 2016, he was granted 10,725 restricted units on February 1, 2017, in replacement of the surrendered performance units, which will vest in two equal installments on December 15, 2017 and 2018.

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in October 2015 (and in February 2016 to Mr. Plake). The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” Specifically, the actual number of units earned at the end of the performance period will be determined by multiplying the target number of performance units awarded by the applicable performance percentage as follows:

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
Achieved Distributable Cash Flow/Unit
Actual Distributable Cash Flow in 2018 adjusted, on an annualized basis, to the extent such adjustment is not reflected in Actual Distributable Cash Flow in 2018, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2018

Base Distributable Cash Flow/Unit
Actual Distributable Cash Flow for 2015 adjusted, on an annualized basis, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2015

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

Retirement and Other Benefits

Our Named Executive Officers participate in certain retirement plans sponsored and maintained by HFC. The cost of retirement benefits for HLS Dedicated Officers are charged monthly to us in accordance with the terms of the Omnibus Agreement. The terms of these benefit arrangements are described below.

Defined Contribution Plan

For 2016, our Named Executive Officers were eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $18,000 for 2016, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,000.

For 2016, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2016, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Messrs. Plake (after he was appointed President of HLS), Voliva (until he became a HFC Shared Officer) and Cunningham were charged to us in 2016 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2016, our Named Executive Officers were eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including, for 2016, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Messrs. Plake (after he was appointed President of HLS), Voliva (until he became a HFC Shared Officer) and Cunningham were charged to us in 2016 pursuant to the Omnibus Agreement.

Retirement Pension Plans

HFC traditionally maintained the Holly Retirement Plan, a tax-qualified defined benefit retirement plan (the “Retirement Plan”), and the Holly Retirement Restoration Plan, an unfunded plan that provides additional payments to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations (the “Restoration Plan”). The Retirement Plan was liquidated in its entirety in June 2013. HFC continues to maintain the Restoration Plan, but all participants in that plan ceased accruing additional benefits as of May 1, 2012.

Messrs. Plake (prior to his appointment as President of HLS) and Cunningham were the only Named Executive Officers who participated in the Retirement Plan. None of our Named Executive Officers ever participated in the Restoration Plan.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Messrs. Plake (after he was appointed President of HLS) and Cunningham were charged to us in 2016 pursuant to the Omnibus Agreement. Mr. Voliva did not participate in our health and welfare plans during 2016.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. In 2016, we reimbursed Mr. Plake for certain club dues. We also provided reserved parking spaces for Messrs. Plake and Cunningham in 2016, and we provided a reserved parking space for Mr. Voliva prior to his becoming a HFC Shared Officer.

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

We entered to a Change in Control Agreement with Mr. Plake, effective as of February 15, 2016, Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HFC. The material terms and the quantification of the potential amounts payable under the Change in Control Agreements in effect with Messrs. Plake and Cunningham in 2016 are described below in the section titled “Potential Payments upon Termination or Change in Control.” We bear all costs and expenses associated with these agreements. Our Change in Control Agreement with Mr. Plake terminated upon his resignation as President of HLS on February 1, 2017.

HFC has entered into Change in Control Agreements with Messrs. Damiris and Voliva and Ms. McWatters, which were in effect during 2016 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). HFC had also entered into a Change in Control Agreement with Mr. Jennings, which terminated upon his retirement from HFC at the close of business on January 1, 2017. Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements with Messrs. Damiris and Jennings and Ms. McWatters will be described in HFC’s 2017 Proxy Statement.
Unit Ownership and Retention Policy for Executives

The Board, the Compensation Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. In October 2013, the Compensation Committee recommended, and the Board approved, a new unit ownership and retention policy for HLS Dedicated Officers. Mr. Plake became subject to the unit retention policy upon his appointment as President of HLS. Mr. Voliva ceased to be subject to the unit retention policy upon becoming a HFC Shared Officer. During 2016, the unit retention requirements for Messrs. Plake and Cunningham were as follows:

Executive Officer	Value of Units
Mark A. Plake	2x Base Salary
Mark T. Cunningham	1x Base Salary

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

As of December 31, 2016, Messrs. Plake and Cunningham were in compliance with the unit ownership and retention policy.

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

Recoupment of Compensation

To date, the Board has not adopted a formal clawback policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, equity awards granted to Named Executive Officers are subject to the terms of the Long-Term Incentive Plan, which states that such awards may be cancelled, repurchased and/or recouped to the extent required by applicable law or any clawback policy that we adopt. In addition, the award agreements for our long-term incentive compensation awards granted since October 2015 state that the award and amounts paid or realized with respect to the award may be subject to reduction, cancelation, forfeiture or recoupment to the extent required by applicable law or any clawback policy that we adopt. The Compensation Committee is reviewing the SEC’s proposed rules on incentive compensation clawbacks pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and evaluating the practical, administrative and other implications of adopting, implementing and enforcing a clawback policy, and intends to implement a more specific clawback policy once the SEC’s rules are finalized.

2017 Compensation Decisions

Long-Term Equity Incentive Compensation

In October 2016, the Compensation Committee approved annual grants of restricted units and performance units to our Named Executive Officers who were then HLS Dedicated Officers for the 2017 year. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2016 for the 2017 year are disclosed as 2016 compensation in the Summary Compensation Table and are reported in the 2016 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Restricted Unit Awards

In October 2016, Messrs. Plake and Cunningham were granted restricted units. The number of restricted units granted to each of them was determined in the same manner as for the October 2015 restricted unit awards described above. The following table sets forth the number of restricted units awarded in October 2016 for the 2017 year:

Name	Number of Restricted Units
Mark A. Plake (1)	10,503
Mark T. Cunningham	4,128
___________________

(1)	In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these restricted units.

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

The restricted units granted in October 2016 to Messrs. Plake and Cunningham vest in three equal annual installments as noted in the following table and will be fully vested and nonforfeitable after December 15, 2019.

Restricted Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Restricted Units Vested
Immediately following December 15, 2017	1/3
Immediately following December 15, 2018	2/3
Immediately following December 15, 2019	All

(1) Vesting will occur on the first business day following December 15 if December 15 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In October 2016, Messrs. Plake and Cunningham were granted performance units with a performance period that began on January 1, 2017 and ends on December 31, 2019. The target number of performance units granted to each of them was determined in the same manner as the October 2015 performance unit awards described above. The following table sets forth the target number of performance units granted in October 2016 for the 2017 year:

Name	Target Number of Performance Units
Mark A. Plake (1)	10,503
Mark T. Cunningham	4,128
_____________________

(1)	In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these performance units.

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in October 2016, which is the same performance objective utilized for the October 2015 awards. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” The actual number of units earned at the end of the performance period will be calculated in the same manner as the performance unit awards granted in October 2015, as adjusted to reflect the applicable performance period for the 2017 awards, except that the WAIA calculation does not include the 1.5% adder.

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

Name and Principal Position (1)	Year	Salary	Bonus (2)	Unit Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
George J. Damiris Chief Executive Officer (6)	2016	$452,187	—	—	—	—	$452,187
Michael C. Jennings Former Chief Executive Officer and Former President (6)	2016	$289,527	—	—	—	—	$289,527
	2015	1,060,000	—	—	518,002	—	1,578,002
	2014	1,060,000	—	—	262,411	—	1,322,411
Richard L. Voliva III Senior Vice President and Chief Financial Officer (7)	2016	$255,288	$193,130	$776,079	$56,870	$45,225	$1,326,592
	2015	199,338	90,000	275,048	—	25,838	590,224
Mark A. Plake President (8)	2016	$382,042	$127,050	$1,225,226	$140,814	$106,206	$1,981,338
Mark T. Cunningham Senior Vice President, Operations	2016	$300,000	$60,000	$275,172	$79,800	$49,431	$764,403
	2015	288,112	95,512	325,132	62,808	50,189	821,753
	2014	278,100	74,041	300,116	60,960	100,870	814,086
Denise C. McWatters Senior Vice President, General Counsel and Secretary (6)	2016	$470,000	—	—	$93,359	—	$563,359
	2015	430,000	—	—	70,450	—	500,450
	2014	400,000	—	—	45,057	—	445,057

(1)
Effective February 15, 2016, Mr. Jennings resigned as President of HLS, and Mr. Plake was appointed as President of HLS. Effective November 1, 2016, Mr. Jennings resigned as Chief Executive Officer of HLS, and Mr. Damiris was appointed as Chief Executive Officer of HLS. Mr. Damiris was appointed President of HLS, effective as of February 1, 2017, which was the closing date of HFC’s acquisition of Petro-Canada Lubricants Inc. Mr. Plake, who served as President of HLS until that date, resigned from that position in order to accept the position of President of Petro-Canada Lubricants Inc.

(2)
Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column. See note 7 to the Summary Compensation Table for a discussion of the amounts reported as “Bonus” with respect to Mr. Voliva for 2016.

(3)
Represents the aggregate grant date fair value of awards of restricted units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2016 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

Awards for the 2015 fiscal year granted in October 2014 are reported in the “Unit Awards” column of the Summary Compensation Table for 2014, awards for the 2016 fiscal year granted in October 2015 are reported in the “Unit Awards” column of the Summary Compensation Table for 2015, and awards for the 2017 fiscal year granted in October 2016 (and for the 2016 fiscal year granted in February 2016 to Mr. Plake) are reported in the “Unit Awards” column of the Summary Compensation Table for 2016, in each case, in accordance with SEC rules. As a result of this reporting requirement and the timing of Mr. Plake’s awards for 2016 and 2017, the amount of compensation awarded to him for 2016 is overstated.

With respect to performance units awarded in February 2016 and October 2016, the amounts in the Summary Compensation Table are based on a probable payout percentage of 100%. If the performance units granted in February 2016 and October

2016 are paid out at the maximum payout level of 150%, the grant date fair value of the performance units would be as follows: Mr. Plake, $393,822 (for the 2016 award granted in February 2016) and $525,097 (for the 2017 award granted in October 2016) and Mr. Cunningham, $206,379 (for the 2017 award granted in October 2016). In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these performance units and received restricted unit awards in exchange for the February 2016 performance units. See “Compensation Discussion and Analysis - Overview of 2016 Executive Compensation Components and Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

The terms of the restricted unit and performance unit awards granted in February 2016 for the 2016 fiscal year are described under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation.” The terms of the restricted unit and performance unit awards granted in October 2016 for the 2017 fiscal year are described under “Compensation Discussion and Analysis - 2017 Compensation Decisions - Long-Term Equity Incentive Compensation.” For additional information on outstanding restricted unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.”

On June 1, 2016, Mr. Voliva forfeited 2,679 restricted units and 2,679 performance units (at target level) granted to him in October 2015. The amounts in this column do not reflect the effect of these forfeitures. If these forfeitures were reflected in the column above, the amount in respect of Mr. Voliva’s “Unit Awards” for 2015 would be $91,751. See note 7 to the Summary Compensation Table for a discussion of the amounts reported as “Unit Awards” with respect to Mr. Voliva for 2016.

(4)
Represents the bonus amount, if any, paid under our Annual Incentive Plan, other than with respect to the individual performance metric (which amounts are reported in the “Bonus” column). The 2016 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis-Overview of 2016 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” See note 6 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Damiris and Jennings and Ms. McWatters and note 7 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” in 2016 with respect to Mr. Voliva.

(5)	For 2016, includes the compensation as described under “All Other Compensation” below.

(6)
During 2016, each of these officers split his or her professional time between HFC and us, and all compensation paid to him or her for 2016 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2016 is allocated to the services he or she performed for us during 2016. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his or her professional time in 2016 on our business and affairs:

Name	Percentage of Time
George J. Damiris	5%
Michael C. Jennings	12%
Denise C. McWatters	30%

As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2016 has been reported in this table, and the allocated amount has been solely attributed in the table above to his or her base salary and, as applicable, non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to her or her name above. The total compensation paid by HFC to Messrs. Damiris and Jennings and Ms. McWatters in 2016 (including the portion of his or her salary and non-equity incentive plan compensation, if any, reported in this table), including a discussion of how the total amount of his or her non-equity incentive plan compensation for 2016 was determined, will be disclosed in HFC’s 2017 Proxy Statement.

(7)
In June 2016, in connection with Mr. Voliva’s appointment as an officer of HFC, Mr. Voliva ceased to be a HLS Dedicated Officer and became a HFC Shared Officer, at which time HFC began making compensation decisions for Mr. Voliva. Although we reimbursed HFC for only one-third of Mr. Voliva’s 2016 salary, bonus and retirement benefits after that time, the amounts included in the table above for Mr. Voliva for 2016 reflect the total amount of compensation received by him during 2016 from both HLS and HFC including as follows: (i) the “Salary” column reflects the full amount of base salary received by Mr. Voliva for the entirety of 2016, (ii) the “Bonus” column reflects the discretionary bonus amount actually paid to Mr. Voliva pursuant to the individual performance metric under HFC’s annual incentive cash compensation program and an additional discretionary bonus paid to Mr. Voliva, (iii) the “Unit Awards” column reflects the aggregate grant date fair value of awards of restricted stock and performance share units granted by HFC to Mr. Voliva in June 2016 (3,990 restricted shares and 2,659 performance share units (at target), in each case, based on a grant date closing price of $27.53 for HFC’s common stock) and November 2016 (15,861 restricted shares and 10,573 performance units (at target), based on a grant date closing price of $22.70), calculated in accordance with FASB ASC Topic 718, (iv) the “Non-Equity Incentive Plan Compensation” column reflects awards made pursuant to HFC’s annual incentive cash compensation program with respect to certain financial measures, and (v) the “All Other Compensation” column reflects the compensation described under “All Other Compensation” below, which includes contributions received by Mr. Voliva for the entire 2016 year. For additional information regarding HFC’s compensation arrangements, please refer to HFC’s 2017 Proxy Statement. Because the full amount of compensation received by Mr. Voliva during 2016 from both HFC and HLS is included, the amount disclosed overstates the compensation allocated to the services Mr. Voliva actually performed for us during 2016. Beginning in 2017, Mr. Voliva will be covered under the Omnibus Agreement administrative fee, similar to the other HFC Shared Officers, and we expect to allocate a portion of the total compensation paid by HFC to the services he performs for us.

(8)
Mr. Plake was appointed President of HLS in February 2016. Prior to that time, his compensation was determined by HFC and was not reimbursed by or otherwise allocable to us. Nevertheless, the amounts included in the table above for Mr. Plake for 2016 reflect the total amount of compensation received by him during 2016 from both HFC (prior to his appointment as President of HLS) and from HLS (following his appointment as President of HLS and including amounts reimbursed by HLS to HFC). Because the full amount of compensation received by Mr. Plake during 2016 is included, the amount disclosed overstates the compensation allocated to the services Mr. Plake actually performed for us during 2016.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2016 in the Summary Compensation Table above.

Name	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Perquisites (1)	Total
George J. Damiris	—	—	—	—	—	—
Michael C. Jennings	—	—	—	—	—	—
Richard L. Voliva III	$15,900	$7,950	$14,250	$7,125	—	$45,225
Mark A. Plake	$15,900	$17,225	$22,904	$24,813	$25,364	$106,206
Mark T. Cunningham	$15,900	$13,913	$10,463	$9,155	—	$49,431
Denise C. McWatters	—	—	—	—	—	—
______________

(1)
For Mr. Plake, represents $25,064 in club dues and $300 for a Company-paid reserved parking spot. The value of the perquisites provided by us to our other Named Executive Officers in 2016 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2016. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan (other than with respect to the discretionary individual performance portion of the awards, which are reported in the “Bonus” column of the Summary Compensation Table above and are not included below), as “RUA” for restricted unit awards, and as “PUA” for performance unit awards. Messrs. Damiris and Jennings and Ms. McWatters did not receive any plan-based awards from us during 2016.

The restricted unit and performance unit grants reported below for Messrs. Plake and Cunningham were granted in October 2016 for the 2017 fiscal year and are reported in this table as 2016 compensation in accordance with SEC rules. These awards are described in greater detail above under “Compensation Discussion and Analysis-2017 Compensation Decisions-Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in October 2015 for the 2016 fiscal year were previously reported as 2015 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

	Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum	All other Equity Awards (3)	Grant Date Fair Value (4)
George J. Damiris	—	—	—	—	—	—	—	—	—	—
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva (5)	AICP	—	—	$45,000	$90,000	—	—	—	—	—
Mark A. Plake	AICP		—	$105,875	$211,750
	PUA	02/15/2016				5,363	10,725	16,088		$262,548
	PUA	10/26/2016				5,252	10,503	15,755		$350,065
	RUA	02/15/2016							10,725	$262,548
	RUA	10/26/2016							10,503	$350,065
Mark T. Cunningham	AICP		—	$60,000	$120,000
	PUA	10/26/2016				2,064	4,128	6,192		$137,586
	RUA	10/26/2016							4,128	$137,586
Denise C. McWatters	—	—	—	—	—	—	—	—	—	—

(1)
Represents the potential payouts for the awards under our Annual Incentive Plan, which were subject to the achievement of certain performance metrics. The performance metrics and awards are described under “Compensation Discussion and Analysis-Overview of 2016 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” Although these awards were granted (for Messrs. Voliva and Cunningham) in the fourth quarter of 2015, they represent the 2016 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the Summary Compensation Table for 2016. Amounts reported do not include amounts potentially payable pursuant to the discretionary individual performance portion of the award. The amount actually paid with respect to the individual performance portion of the award is reported in the “Bonus” column of the Summary Compensation Table for 2016, and the amount actually paid with respect to the portion of the award reported in this table is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2016. Upon being appointed as an officer of HFC, Mr. Voliva became a participant in HFC’s annual incentive cash compensation program and was ineligible to receive a payout under the Annual Incentive Plan.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in February 2016 for the 2016 fiscal year are described above under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.” The terms of the performance unit awards granted in October 2016 for the 2017 fiscal year are described above under “Compensation Discussion and Analysis - 2017 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.” Mr. Voliva did not receive any grants of performance units from us in 2016. In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these performance units and received restricted unit awards in exchange for the February 2016 performance units. See “Compensation Discussion and Analysis - Overview of 2016 Compensation Components and Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

(3)
Represents awards of restricted units. The terms of the restricted unit awards granted in February 2016 for the 2016 fiscal year are described above under “Compensation Discussion and Analysis - 2016 Compensation Decisions - Long-Term Equity Incentive Compensation - Restricted Unit Awards.” The terms of the restricted unit awards granted in October 2016 for the 2017 fiscal year are described above under “Compensation Discussion and Analysis - 2017 Compensation Decisions - Long-Term Equity Incentive Compensation - Restricted Unit Awards.” Mr. Voliva did not receive any grants of restricted units from us in 2016.

(4)
Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $24.48 on February 16, 2016 (February 15, 2016 was a market holiday) and $33.33 on October 26, 2016. The value of performance units granted on February 15, 2016 and October 26, 2016 reflect a probable payout percentage of 100%. See note (3) to the Summary Compensation Table for additional information regarding the aggregate probable settlement percentage calculation.

(5)
Although Mr. Voliva did not receive any grants of performance units or restricted units from us in 2016, he did receive restricted stock and performance share units from HFC in June 2016 (3,990 restricted shares and 2,659 performance share units, in each case, based on a grant date closing price of $27.53 for HFC’s common stock) and November 2016 (15,861 restricted shares and 10,573 performance units, in each case, based on a grant date closing price of $22.70 for HFC’s common stock). See note 7 to the Summary Compensation Table for further discussion.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding restricted units and performance units held by each Named Executive Officer as of December 31, 2016, including awards that were granted prior to 2016. The value of these awards was calculated based on a price of $32.06 per unit, the closing price of our common units on December 30, 2016 (as December 31, 2016 was not a trading day). Messrs. Damiris and Jennings and Ms. McWatters do not hold any outstanding equity awards under our Long-Term Incentive Plan, and the table below does not reflect any outstanding HFC equity awards held by any of our Named Executive Officers.

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

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
George J. Damiris	—	—	—	—	—
Michael C. Jennings	—	—	—	—	—
Richard L. Voliva III	RUA	1,887	$60,497
	PUA			2,012	$64,489
Mark A. Plake	RUA	17,653	$565,955
	PUA			31,842	$1,020,855
Mark T. Cunningham	RUA	9,531	$305,564
	PUA			16,673	$534,520
Denise C. McWatters	—	—	—	—	—

(1)	Includes the following restricted unit awards granted by us:

•
in October 2014 to Mr. Voliva (2,979) and Mr. Cunningham (6,705), of which one third vested on December 15, 2015, one third vested on December 15, 2016 and the remaining one third vests on December 15, 2017;

•
in October 2015 to Mr. Voliva (1,341, after giving effect to the forfeiture by Mr. Voliva on June 1, 2016 of 2,679 of the total 4,020 restricted units originally granted) and Mr. Cunningham (4,752), of which one third vested on December 15, 2016, one third vests on December 15, 2017 and the remaining one third vests on December 15, 2018;

•	in February 2016 to Mr. Plake (10,725), of which one third vested on December 15, 2016, one third vests on December 15, 2017 and the remaining one third vests on December 15, 2018; and

•
in October 2016 to Mr. Plake (10,503) and Mr. Cunningham (4,128), of which one third vests on December 15, 2017, one third vests on December 15, 2018 and the remaining one third vests on December 15, 2019.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):

•	in October 2014 to Mr. Cunningham (2,235), with a performance period that ends on December 31, 2017;

•
in October 2015 to Mr. Voliva (1,341, after giving effect to the forfeiture by Mr. Voliva on June 1, 2016 of 2,679 of the total 4,020 performance units originally granted) and Mr. Cunningham (4,752), in each case, with a performance period that ends on December 31, 2018;

•	in February 2016 to Mr. Plake (10,725), with a performance period that ends on December 31, 2018; and

•	in October 2016 to Mr. Plake (10,503) and Mr. Cunningham (4,128), in each case, with a performance period that ends on December 31, 2019.
For the performance units, the actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit”

and “Incentive Distributable Cash Flow/Unit.” Under the terms of the grants, each of Messrs. Plake, Voliva and Cunningham may earn from 50% to 150% of the target number of performance units granted to him. In connection with Mr. Plake’s resignation from the position of President of HLS, effective February 1, 2017, Mr. Plake forfeited all of these performance units and received restricted unit awards in exchange for the February 2016 performance units. See “Compensation Discussion and Analysis - Overview of 2016 Compensation Components and Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2016 of restricted unit and performance unit awards held by the Named Executive Officers. Messrs. Damiris and Jennings and Ms. McWatters do not currently hold any equity awards under our Long-Term Incentive Plan and did not have any equity awards under our Long-Term Incentive Plan that vested during 2016. The table below does not reflect any information regarding the vesting in 2016 of any HFC equity awards held by any of our Named Executive Officers. To date, we have not granted any unit options.

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

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
George J. Damiris	—	—
Michael C. Jennings	—	—
Richard L. Voliva III	2,467	$80,868
Mark A. Plake	3,575	117,189
Mark T. Cunningham	9,474 (1)	323,892
Denise C. McWatters	—	—

(1)
Includes 3,393 units that became payable to Mr. Cunningham on February 8, 2017 upon the determination by the subcommittee of the Compensation Committee that the performance percentage applicable to the target number of 2,262 performance units granted to Mr. Cunningham in November 2013 with a performance period that ended on December 31, 2016 was 150%, which performance units are treated, in accordance with SEC rules, as vesting during 2016. The value realized with respect to such award is calculated based on the closing price of our common units on the date of payment.

Pension Benefits Table
As discussed in greater detail above under “Compensation Discussion and Analysis-Overview of 2016 Executive Compensation Components and Decisions-Retirement and Other Benefits-Retirement Pension Plans,” HFC previously maintained the Retirement Plan, a tax-qualified defined benefit retirement plan, that was liquidated in 2013. Messrs. Plake and Cunningham were the only Named Executive Officers who were participants in the Retirement Plan. As part of the liquidation of the Retirement Plan, the retirement benefits owed to Messrs. Plake and Cunningham were distributed in a lump sum, and neither Mr. Plake nor Mr. Cunningham is owed any additional benefits under the Retirement Plan.

HFC continues to maintain the Restoration Plan, which is an unfunded non-qualified plan that provides supplemental retirement benefits to participating executives whose Retirement Plan benefits were subject to certain Internal Revenue Code limitations. As of May 1, 2012, all participants in the Restoration Plan ceased accruing additional benefits. None of our Named Executive Officers has accumulated benefits under the Restoration Plan.

Nonqualified Deferred Compensation

In 2016, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan functions as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For

2016, the annual deferral contribution limit under the 401(k) Plan was $18,000, and the annual compensation limit was $265,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Once eligible employees reach the Internal Revenue Code limits on contributions under the 401(k) Plan, contributions automatically begin being contributed to the NQDC Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation, and certain other items. Eligible participants are required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2016, the catch-up contribution limit was $6,000. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2016, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan, except that the tax-qualified 401(k) Plan offers the Morley Principal Stable Value Z Fund and the NQDC Plan instead offers the Principal Money Market Institutional Fund. Earnings for 2016 with respect to NQDC Plan amounts invested in the Principal Money Market Fund did not exceed 120% of the applicable long-term federal rate (2.60%) and, as a result, no above market or preferential earnings were paid under the NQDC Plan for 2016. The following table lists the investment options for the NQDC Plan in 2016 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	23.42%
American Century Mid-Cap Value Instl Fund	23.07%
Fidelity Contrafund	3.37%
Fidelity Low-Priced Stock Fund	8.79%
Harbor Capital Appreciation Inst Fund	-1.07%
Hartford SmallCap Growth Y Fund	12.19%
LargeCap S&P 500 Index Inst Fund	11.76%
MidCap S&P 400 Index Inst Fund	20.42%
Oppenheimer Developing Markets Institutional Fund	7.38%
Oppenheimer International Growth Institutional Fund	-1.88%
PIMCO Total Return Instl Fund	2.60%
Principal Money Market Inst Fund	—
SmallCap S&P 600 Index Inst Fund	26.18%
T. Rowe Price Retirement Balanced Fund	6.48%
T. Rowe Price Retirement 2005 Fund	6.72%
T. Rowe Price Retirement 2010 Fund	7.11%
T. Rowe Price Retirement 2015 Fund	7.31%
T. Rowe Price Retirement 2020 Fund	7.41%
T. Rowe Price Retirement 2025 Fund	7.55%
T. Rowe Price Retirement 2030 Fund	7.69%
T. Rowe Price Retirement 2035 Fund	7.64%
T. Rowe Price Retirement 2040 Fund	7.63%
T. Rowe Price Retirement 2045 Fund	7.69%
T. Rowe Price Retirement 2050 Fund	7.71%
T. Rowe Price Retirement 2055 Fund	7.73%
T. Rowe Price Retirement 2060 Fund	7.63%
Vanguard Equity-Income Adm. Fund	14.82%
Vanguard Federal Money Market Investor Fund	0.30%
Vanguard Total Bond Market Index Admiral Fund	2.60%
Vanguard Total International Stock Index Admiral Fund	4.67%
Victory Munder Mid-Cap Core Growth R6 Fund	7.58%

Benefits under the NQDC Plan may be distributed upon the earliest to occur of a separation from service (subject to a six month payment delay for certain specified employees under Section 409A of the Internal Revenue Code), the participant’s death, a change in control or a specified date selected by the participant in accordance with the terms of the NQDC Plan. Benefits are distributed from the NQDC Plan in the form of a lump sum payment or, in certain circumstances if elected by the participant, in the form of annual installments for up to a five-year period.

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Messrs. Plake (following his appointment as President of HLS), Voliva (prior to his becoming a HFC Shared Officer), and Cunningham were charged to us in 2016 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan accounts for the Named Executive Officers (other than Messrs. Damiris and Jennings and Ms. McWatters) in 2016. Even though Messrs. Damiris and Jennings and Ms. McWatters are also participants in the NQDC Plan, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HFC during 2016. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Damiris and Jennings and Ms. McWatters, will be provided in HFC’s 2017 Proxy Statement.

Name	Executive Contributions (1)	Company Contributions (2)	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2016 (3)
George J. Damiris	—	—	—	—	—
Michael C. Jennings	—	—	—	—	—
Richard L. Voliva III	$233,250	$21,375	$5,581	—	$272,899
Mark A. Plake	$46,674	$47,718	$27,317	—	$495,778
Mark T. Cunningham	$69,878	$19,619	$10,546	—	$571,341
Denise C. McWatters	—	—	—	—	—
_______________

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2017.

(2)	These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2016.

(3)
The aggregate balance for each Named Executive Officer reflects the cumulative value, as of December 31, 2016, of the employee and employer-provided contributions to the NQDC Plan for the Named Executive Officer’s account, and any earnings on these amounts, since the Named Executive Officer began participating in the NQDC Plan in 2012. We reported executive and company contributions for Messrs. Voliva and Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2016	Years Prior to 2016
Richard L. Voliva III	$254,625	$12,697
Mark T. Cunningham	89,496	439,747

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

Change in Control Agreements

During 2016, Messrs. Plake, Voliva, and Cunningham were each party to a Change in Control Agreement with us, in accordance with our Change in Control Policy. We entered into a Change in Control Agreement with Mr. Plake, effective as of February 15, 2016, Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011. We bear all costs and expenses associated with these agreements. The Change in Control Agreement with Mr. Voliva was terminated on October 31, 2016 when he entered into a Change in Control Agreement with HFC. Our Change in Control Agreement with Mr. Plake terminated upon his resignation as President of HLS on February 1, 2017.

In 2016, HFC had Change in Control Agreements with each of Messrs. Damiris, Jennings and Voliva (following his becoming a HFC Shared Officer) and Ms. McWatters. Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreements with Messrs. Damiris and Jennings and Ms. McWatters will be disclosed in HFC’s 2017 Proxy Statement. Mr. Jennings’s HFC Change in Control Agreement terminated effective upon his retirement from HFC at the close of business on January 1, 2016.

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

•
a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of the date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier is 2.0 for Mr. Plake and 1.0 for Mr. Cunningham.

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

Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2016. For these purposes, our common unit price was assumed to be $32.06, which was the closing price per unit on December 30, 2016 (as December 31, 2016 was not a trading day). Mr. Plake resigned from his position as President of HLS, effective as of February 1, 2017, which was the closing date of HFC’s acquisition of Petro-Canada Lubricants Inc., to accept the position of President of Petro-Canada Lubricants Inc. Mr. Plake did not receive any compensation or other benefits from us in connection with his resignation, except that, effective February 1, 2017, Mr. Plake forfeited all of his outstanding performance units and received restricted unit awards in exchange for the February 2016 performance units. See “Compensation Discussion and Analysis - Overview of 2016 Compensation Components and Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”
In reviewing the table, please note the following:

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2016 year was taken prior to December 31, 2016. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts accrued in 2016 for the 2017 year.

•
For amounts payable to the Named Executive Officers with respect to performance units upon a termination due to death, disability, retirement, or other separation (other than a voluntary separation, a for “Cause” separation or a Special Involuntary Termination), we assumed the performance units would be settled at the maximum level based on performance through December 31, 2016. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets.

•
With respect to the treatment of restricted unit awards upon termination due to death, disability or retirement, we have reflected accelerated vesting based on the length of employment during the vesting period for each award. Because a tranche of each award vested on December 15, 2016, the executive officers would receive additional vesting for 16 days for a termination on December 31, 2016 with respect to any award.

•
The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by 24 months for Mr. Plake and 12 months for Mr. Cunningham.

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control, and (c) the presumption required under applicable regulations that the equity awards granted in 2016 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
George J. Damiris	—	—	—	—
Michael C. Jennings	—	—	—	—
Richard L. Voliva III
Termination in connection with or following a Change in Control	—	—	$124,986	$124,986
Termination due to Death, Disability, Retirement or without Cause	—	—	$24,148	$24,148
Mark A. Plake
Termination in connection with or following a Change in Control	$1,182,241	$34,798	$1,586,810	$2,803,849
Termination due to Death, Disability, Retirement or without Cause	—	—	$365,094	$365,094
Mark T. Cunningham Termination in connection with or following a Change in Control	$471,253	$17,399	$840,084	$1,328,736
Termination due to Death, Disability, Retirement or without Cause	—	—	$227,395	$227,395
Denise C. McWatters	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 13, 2017 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each Named Executive Officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 62,780,503 common units outstanding as of February 13, 2017. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation (1)	22,380,030	35.6%
Oppenheimer Funds, Inc. (2)	6,547,306	10.4%
Energy Income Partners, LLC (3)	6,008,995	9.6%
The Charger Corporation (4)	3,794,226	6.0%
Matthew P. Clifton (5)(6)	303,532	*
Charles M. Darling, IV (5)(6)(7)	48,854	*
Mark T. Cunningham (8)	44,301	*
Michael C. Jennings (5)(6)	32,421	*
Jerry W. Pinkerton (5)	31,554	*
James G. Townsend (5)(6)	25,538	*
Mark A. Plake (6)(8)	24,686	*
William P. Stengel (5)	15,370	*
Richard L. Voliva III (6)(8)	5,900	*
Denise C. McWatters (6)	4,881	*
Larry R. Baldwin (5)	3,959	*
George J. Damiris (6)	0	*
All directors and executive officers as group (12 persons) (9)	548,336	*

* Less than 1%

(1)
HollyFrontier Corporation directly holds 5,006 common units over which it has sole voting and dispositive power and 22,375,024 common units over which it has shared voting and dispositive power. HollyFrontier Corporation is the record holder of 140,000 common units as nominee for Navajo Pipeline Co., L.P. The 22,375,024 common units over which HollyFrontier Corporation has shared voting and dispositive power are held as follows: Holly Logistics Limited LLC directly holds 21,615,230 common units; HollyFrontier Holdings LLC directly holds 184,800 common units; Navajo Pipeline Co., L.P. directly holds 254,880 common units; and other wholly-owned subsidiaries of HollyFrontier Corporation directly own 180,114 common units. HollyFrontier Corporation is the ultimate parent company of each such entity and may therefore be deemed to beneficially own the units held by each such entity. HollyFrontier Corporation files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. This percentage, which represents HollyFrontier Corporation’s percentage ownership of HEP as a whole, not limited to its ownership of outstanding common units, includes a 2% general partner interest held by HEP Logistics Holdings, L.P. which is HEP’s general partner and an indirect wholly-owned subsidiary of HollyFrontier Corporation. The address of HollyFrontier Corporation is 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

(2)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2017, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 6,547,306 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)
Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2017 by Energy Income Partners, LLC, James J. Murchie, Eva Pao, Linda A. Longville and Saul Ballesteros. James J. Murchie and Eva Pao are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 6,008,995 common units. The address of each of the foregoing is 10 Wright Street, Westport, Connecticut 06880.

(4)
The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P. jointly filed with the Securities and Exchange Commission a Schedule 13G on January 24, 2017. Based on this Schedule 13G, First Trust Advisors L.P. and The Charger Corporation have shared voting power with respect to 3,790,647 units and shared dispositive power with respect to 3,794,226 units. The address of each of the foregoing is 120 East Liberty Drive, Suite 400, Wheaton, Illinois 60187.

(5)
Other than with respect to Mr. Jennings, the number reported includes 2,453 restricted units for which the non-employee director has sole voting power but no dispositive power. For Mr. Jennings, includes 2,473 restricted units for which he has sole voting power but no dispositive power.

(6)
Messrs. Jennings, Damiris, Clifton, Townsend, Voliva, Darling and Plake and Ms. McWatters each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
George J. Damiris (a)	219,718
Michael C. Jennings (a)	62,727
Matthew P. Clifton	62,572
Denise C. McWatters (a)	52,068
Richard L. Voliva III (a)(b)	39,062
Mark A. Plake (a)	31,527
James G. Townsend (c)	18,171
Charles M. Darling, IV (d)	7,500
Total	493,345

(a)
The number reported includes shares of HFC restricted stock for which the individual has sole voting power but no dispositive power, as follows: Mr. Damiris (173,677 shares), Ms. McWatters (27,114 shares), Mr. Voliva (18,521 shares) and Mr. Plake (1,347 shares). The number does not include unvested performance share units. For Mr. Jennings includes 5,149 HFC restricted stock units for which Mr. Jennings has no voting power or dispositive power.

(b)	The number reported includes 6,624 shares of HFC restricted stock held by Mr. Voliva’s wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(c)
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

As of February 13, 2017, there were 177,406,503 shares of HFC common stock outstanding. Each of Messrs. Jennings, Damiris, Clifton, Townsend, Voliva, Darling and Plake and Ms. McWatters own less than 1% of the outstanding common stock of HFC.

(7)
Mr. Darling is an owner and general manager of DQ Holdings, L.L.C. The number reported includes 22,400 common units owned by DQ Holdings, L.L.C. for which Mr. Darling has shared voting and dispositive power. Mr. Darling disclaims beneficial ownership as to the common units held by DQ Holdings, L.L.C. except to the extent of his pecuniary interest therein.

(8)
The number reported includes restricted units for which the executive has sole voting power but no dispositive power, as follows: Mr. Plake (17,875 units), Mr. Voliva (1,887 units) and Mr. Cunningham (9,531 units). The number does not include performance units held by the executive.

(9)
The number reported includes 11,418 restricted units held by executive officers for which they have sole voting power but no dispositive power and 17,191 restricted units held by non-employee directors for which they have sole voting power but no dispositive power. The number reported also includes 22,400 common units as to which Mr. Darling disclaims beneficial ownership, except to the extent of his pecuniary interest therein and 840 common units for which Mr. Aron disclaims beneficial ownership.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2016:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)..........	70,887 (3)	—	1,377,640

Equity compensation plans not approved by security holders................	—	—	—

Total.................................	70,887	—	1,377,640

(1)	All stock-based compensation plans are described in Note 6 to our consolidated financial statements for the fiscal year ended December 31, 2016.

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

(3)
Represents units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 47,258 units would be issued upon the vesting of such performance units. Performance units granted in November 2013 with a performance period that ended on December 31, 2016 were not settled until certification by the subcommittee of the Compensation Committee in February 2017 that a performance percentage of 150% was attained for performance units granted to Mr. Cunningham; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2016 in accordance with SEC rules.

For more information about our Amended and Restated Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2016 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, $2.5 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•	our obligation to pay HFC an annual administrative fee, in the amount of $2.5 million currently, for the provision by HFC of certain general and administrative services;

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

Payment of general and administrative services fee
Under the Omnibus Agreement we pay HFC an annual administrative fee, in the amount of $2.5 million currently, for the provision of various general and administrative services for our benefit. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2016, these agreements with HFC require minimum annualized payments to us of $321.0 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•
On February 22, 2016, HFC obtained a 50% membership interest in Osage in a non-monetary exchange for a 20-year terminalling services agreement, whereby a subsidiary of Magellan Midstream Partners (“Magellan”) will provide terminalling services for all HFC products originating in Artesia, New Mexico requiring terminalling in or through El Paso, Texas. Osage is the owner of the Osage Pipeline, the primary pipeline supplying HFC’s El Dorado refinery with crude oil. Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Since we are a consolidated Variable Interest Entity ("VIE") of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our net carrying basis in the El Paso terminal of $12.1 million with the difference treated as a contribution from HFC.

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

•
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating, a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross refinery, for cash consideration of $278 million.

•	See “Acquisitions” under Item 1, “Business” of this Annual Report on Form 10-K for additional information on this acquisition from HFC.

•	Revenues received from HFC were $333.1 million, $292.2 million and $275.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $2.5 million for the year ended December 31, 2016, $2.4 million for the year ended December 31, 2015, and $2.3 million for the year ended December 31, 2014.

•	We reimbursed HFC for costs of employees supporting our operations of $40.9 million, $34.5 million and $38.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•	HFC reimbursed us $14.0 million, $13.5 million and $16.8 million for certain reimbursable costs and capital projects for the years ended December 31, 2016, 2015 and 2014, respectively.

•
We distributed $105.2 million, $90.4 million and $80.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Investor Relations of HLS and HFC, is the wife of Richard Voliva, HLS's Senior Vice President and Chief Financial Officer and HFC's Senior Vice President, Strategy. Ms. Heidenreich received cash and equity compensation totaling $427,998 in 2016. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

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

There are no transactions disclosed in this Item 13 entered into since January 1, 2016, that were not required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2016 calendar year.
Fees paid to Ernst & Young LLP for 2016 and 2015 are as follows:

	2016	2015

Audit Fees (1)	$937,000	$737,000
Tax Fees	202,000	211,000
Total	$1,139,000	$948,000

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
See Index to Exhibits on pages 149 to 153.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 22, 2017	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2017	/s/ George J. Damiris
George J. Damiris
President, Chief Executive Officer and Director

Date: February 22, 2017	/s/ Richard L. Voliva III
Richard L. Voliva III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2017	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 22, 2017	/s/ Matthew P. Clifton
Matthew P. Clifton
Chairman of the Board

Date: February 22, 2017	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 22, 2017	/s/ Charles M. Darling, IV
Charles M. Darling, IV
Director

Date: February 22, 2017	/s/ Michael C. Jennings
Michael C. Jennings
Director

Date: February 22, 2017	/s/ Jerry W. Pinkerton
Jerry W. Pinkerton
Director

Date: February 22, 2017	/s/ William P. Stengel
William P. Stengel
Director

Date: February 22, 2017	/s/ James G. Townsend
James G. Townsend
Director

Exhibit Index

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated February 25, 2008, between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated February 27, 2008, File No. 1-32225).

2.2
Asset Sale and Purchase Agreement, dated October 19, 2009, between Holly Refining & Marketing - Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 21, 2009, File No. 1-32225).

3.1
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.2
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated February 28, 2005 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated February 28, 2005, File No. 1-32225).

3.3
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated July 6, 2005 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated July 6, 2005, File No. 1-32225).

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

3.6
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated June 13, 2016 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated June 15, 2016, File No. 1-32225).

3.7
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners - Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.8
First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P. (incorporated by reference to Exhibit 3.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.9
First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 3.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.10
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated May 3, 2011, File No. 1-32225).

3.11
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

4.1
Indenture dated July 19, 2016, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated July 19, 2016, File No. 1-32225).

4.2
First Supplemental Indenture dated November 2, 2016, among Woods Cross Operating LLC, Holly Energy Partners, L.P., and HollyEnergy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, File No. 1-32225).

10.1
Second Amended and Restated Credit Agreement, dated February 14, 2011, among Holly Energy Partners - Operating, L.P., Wells Fargo Bank, N.A., as administrative agent and issuing bank, Union Bank, N.A., as syndication agent, BBVA Compass Bank and U.S. Bank N.A., as co-documentation agents and certain other lenders (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).

10.2
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

10.3
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

10.4
Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment No. 1 to Second Amended and Restated Security Agreement, dated November 22, 2013, Holly Energy Partners - Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and lender and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated November 26, 2013, File No. 1-32225).

10.5
Agreement and Amendment No. 4 to Second Amended and Restated Credit Agreement, dated April 28, 2015, Holly Energy Partners - Operating, L.P., certain of its subsidiaries acting as guarantors, Wells Fargo Bank, N.A., as administrative agent, an issuing bank and lender and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 30, 2015, File No. 1-32225).

10.6
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

10.7
Pipelines and Terminals Agreement, dated February 28, 2005, between Holly Energy Partners, L.P. and ALON USA, LP (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated February 28, 2005, File No. 1-32225).

10.8
First Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated September 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.9
Second Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.10
Third Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated June 6, 2011 (incorporated by reference to Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.11
Fourth Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated October 6, 2014 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 1-32225).

10.12
First Letter Agreement with respect to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated January 25, 2005 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.13
Second Letter Agreement with respect to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.14
Third Letter Agreement with respect to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated April 1, 2011 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.15
Corrected Version dated October 10, 2007, of Amendment and Supplement to Pipeline Lease Agreement effective August 31, 2007 between HEP Pipeline Assets, Limited Partnership and Alon USA, LP (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated October 16, 2007, File No. 1-32225)

10.16
Amended and Restated Intermediate Pipelines Agreement, dated June 1, 2009, among Holly Corporation, Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated June 5, 2009, File No. 1-32225).

10.17
Amendment to Amended and Restated Intermediate Pipelines Agreement, dated December 9, 2010, among Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.23 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.18
Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.24 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.19
Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.20
Amendment to Tulsa Equipment and Throughput Agreement, dated December 9, 2010, among Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.28 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.21
Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing - Tulsa, LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.29 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.22
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.23
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

10.24
Second Amended and Restated Refined Products Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-03876).

10.25
Second Amended and Restated Throughput Agreement (Tucson Terminal), dated September 19, 2013, to be effective June 1, 2013, by and among HollyFrontier Refining & Marketing LLC, HEP Refining, L.L.C., and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, File No. 1-32225).

10.26*
Seventeenth Amended and Restated Omnibus Agreement, dated as of January 18, 2017, effective January 1, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries.

10.27
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-32225).

10.28*
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C.

10.29*
Third Amended and Restated Master Throughput Agreement, dated January 18, 2017, effective January 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P.

10.30
Construction Payment Agreement dated as of October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.31
Third Amended and Restated Services and Secondment Agreement dated as of October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.32*
Fourth Amended and Restated Master Lease and Access Agreement, dated as of January 18, 2017, effective January 1, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

10.33
Master Tolling Agreement (Refinery Assets) dated as of November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No.  1-32225).

10.34
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

10.35
LLC Interest Purchase Agreement dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.89 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.36
Refined Products Terminal Transfer Agreement dated February 22, 2016 by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.90 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.37
Second Amended and Restated Pipelines and Terminals Agreement dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-32225).

10.38
Equity Distribution Agreement, dated May 10, 2016, by and between Holly Energy Partners, L.P., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 1-32225).

10.39
Pipeline Deficiency Agreement dated as of August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.40
LLC Interest Purchase Agreement dated as of October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.41+
Separation Agreement and Release of Claims dated as of October 31, 2015, between Holly Energy Partners, L.P., Holly Logistic Services, L.L.C., HollyFrontier Payroll Services, Inc., HollyFrontier Corporation and Bruce Shaw (incorporated by reference to Exhibit 10.91 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.42+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

10.43+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.44+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).

10.45+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.46+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.47*	Form of Change in Control Agreement
10.48+	Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.77 of Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).
10.49+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-32225).

10.50+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.105 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.51+	Form of Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.107 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).
10.52+*	Form of Notice of Grant of Restricted Units (Employee).
10.53+*	Form of Restricted Unit Agreement (Employee).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.