Form 10-Q
period 2017-03-31
HOLLY ENERGY PARTNERS LP
filed 2017-05-03
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 1-32225
  _____________________________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The number of the registrant’s outstanding common units at April 28, 2017 was 63,922,861.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,007	$3,657
Accounts receivable:
Trade	10,111	7,846
Affiliates	35,634	42,562
	45,745	50,408
Prepaid and other current assets	3,170	2,888
Total current assets	55,922	56,953

Properties and equipment, net	1,320,981	1,328,395
Transportation agreements, net	65,118	66,856
Goodwill	256,498	256,498
Equity method investments	162,319	165,609
Other assets	9,297	9,926
Total assets	$1,870,135	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$11,459	$10,518
Affiliates	6,481	16,424
	17,940	26,942

Accrued interest	4,518	18,069
Deferred revenue	11,807	11,102
Accrued property taxes	5,407	5,397
Other current liabilities	2,779	3,225
Total current liabilities	42,451	64,735

Long-term debt	1,240,565	1,243,912
Other long-term liabilities	16,521	16,445
Deferred revenue	46,881	47,035

Class B unit	41,000	40,319

Equity:
Partners’ equity:
Common unitholders (63,922,861 and 62,780,503 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	521,050	510,975
General partner interest (2% interest)	(131,678)	(132,832)
Accumulated other comprehensive income	154	91
Total partners’ equity	389,526	378,234
Noncontrolling interest	93,191	93,557
Total equity	482,717	471,791
Total liabilities and equity	$1,870,135	$1,884,237

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016 (1)
Revenues:
Affiliates	$89,025	$82,846
Third parties	16,609	19,164
	105,634	102,010
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	32,489	27,855
Depreciation and amortization	18,777	16,551
General and administrative	2,634	3,091
	53,900	47,497
Operating income	51,734	54,513

Other income (expense):
Equity in earnings of equity method investments	1,840	2,765
Interest expense	(13,539)	(10,535)
Interest income	102	112
Loss on early extinguishment of debt	(12,225)	—
Gain (loss) on sale of assets and other	73	(8)
	(23,749)	(7,666)
Income before income taxes	27,985	46,847
State income tax expense	(106)	(95)
Net income	27,879	46,752
Allocation of net loss attributable to Predecessor	—	1,150
Allocation of net income attributable to noncontrolling interests	(2,316)	(4,927)
Net income attributable to the partners	25,563	42,975
General partner interest in net income attributable to the partners	(17,138)	(12,103)
Limited partners’ interest in net income	$8,425	$30,872
Limited partners’ per unit interest in earnings—basic and diluted	$0.13	$0.52
Weighted average limited partners’ units outstanding	63,113	58,657

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016 (1)
Net income	$27,879	$46,752

Other comprehensive income:
Change in fair value of cash flow hedging instruments	76	(683)
Reclassification adjustment to net income on partial settlement of cash flow hedge	(13)	230
Other comprehensive income (loss)	63	(453)
Comprehensive income before noncontrolling interest	27,942	46,299
Allocation of net loss attributable to Predecessor	—	1,150
Allocation of comprehensive income to noncontrolling interests	(2,316)	(4,927)
Comprehensive income attributable to Holly Energy Partners	$25,626	$42,522

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016 (1)
Cash flows from operating activities
Net income	$27,879	$46,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,777	16,551
Gain on sale of assets	(58)	—
Amortization of deferred charges	770	593
Amortization of restricted and performance units	398	651
Earnings distributions greater (less) than income from equity investments	273	(365)
Loss on early extinguishment of debt	12,225	—
(Increase) decrease in operating assets:
Accounts receivable—trade	375	657
Accounts receivable—affiliates	7,733	(637)
Prepaid and other current assets	(282)	(128)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,122)	(1,082)
Accounts payable—affiliates	(9,943)	(5,460)
Accrued interest	(13,551)	(4,780)
Deferred revenue	551	(4,588)
Accrued property taxes	9	343
Other current liabilities	(328)	(843)
Other, net	(106)	(295)
Net cash provided by operating activities	43,600	47,369

Cash flows from investing activities
Additions to properties and equipment	(8,265)	(17,873)
Purchase of Woods Cross refinery processing units	—	(24,311)
Proceeds from sale of assets	424	12
Distributions in excess of equity in earnings of equity investments	3,016	99
Net cash used for investing activities	(4,825)	(42,073)

Cash flows from financing activities
Borrowings under credit agreement	380,000	522,000
Repayments of credit agreement borrowings	(86,000)	(469,000)
Redemption of 6.5 % Senior Notes	(309,750)	—
Proceeds from issuance of common units	37,563	—
Distributions to HEP unitholders	(54,805)	(44,960)
Distributions to noncontrolling interest	(2,000)	(1,250)
Distribution to HFC for Tulsa tank acquisition	—	(39,500)
Distribution to HFC for El Dorado tanks	(103)	—
Contributions from HFC for acquisitions	—	25,343
Purchase of units for incentive grants	—	(784)
Deferred financing costs	—	(2,964)
Other	(330)	(160)
Net cash used by financing activities	(35,425)	(11,275)

Cash and cash equivalents
Increase (decrease) for the period	3,350	(5,979)
Beginning of period	3,657	15,013
End of period	$7,007	$9,034
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791
Issuance of common units	39,371	—	—	—	39,371
Contribution from HFC	—	805	—	—	805
Distribution to HFC for acquisition	—	(103)	—	—	(103)
Distributions to HEP unitholders	(38,134)	(16,672)	—	—	(54,806)
Distributions to noncontrolling interest	—	—	—	(2,000)	(2,000)
Amortization of restricted and performance units	398	—	—	—	398
Class B unit accretion	(667)	(14)	—	—	(681)
Net income	9,107	17,138	—	1,634	27,879
Other comprehensive income	—	—	63	—	63
Balance March 31, 2017	$521,050	$(131,678)	$154	$93,191	$482,717

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership which is 36% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries as of March 31, 2017. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 13.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts, our Predecessor's (defined below) and those of subsidiaries and joint ventures that we control. All significant intercompany transactions and balances have been eliminated.

Most of our acquisitions from HFC occurred while we were a consolidated variable interest entity (“VIE”) of HFC. Therefore, as an entity under common control with HFC, we recorded these acquisitions on our balance sheets at HFC's historical basis instead of our purchase price or fair value. U.S. generally accepted accounting principles ("GAAP") require transfers of a business between entities under common control to be accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to include the historical results and assets of the acquisitions from HFC for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the acquisitions prior to their respective acquisition dates as those of our "Predecessor." Many of these transactions are cash purchases and do not involve the issuance of equity; however, GAAP requires the retrospective adjustment of financial statements. Therefore, in such transactions, the prior year balance sheet includes as equity the amount of cost incurred by HFC to that date. See Acquisitions below for further discussion as well as effects of the retrospective adjustments.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we became the named operator of the Osage Pipeline and transitioned into that role on September 1, 2016. Since we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our net carrying basis in the El Paso terminal of $12.1 million with the difference recorded as a contribution from HFC. However, since these transactions were concurrent, there was no impact on periods prior to February 22, 2016.

Tulsa Tanks
On March 31, 2016, we acquired crude oil tanks (the “Tulsa Tanks”) located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. (“Plains”) for cash consideration of $39.5 million. In 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks had remained on HFC’s balance sheet and were being depreciated for accounting purposes.

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. In the previously reported consolidated statement of income and consolidated cash flows for the three months ended March 31, 2016, we adjusted our financial position and operating results as if these units were owned for all periods while we were under common control of HFC.

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

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. The consideration was funded with $103 million in proceeds from the private placement of 3,420,000 common units with the balance funded with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC that provide minimum annualized revenues of $56.7 million.

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

The following table presents lines in our previously reported income statement for the three months ended March 31, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported income statement for the three months ended March 31, 2016. However, the presentation of the Tulsa Tanks’ Predecessor transactions have been modified as shown in the table below.

	Three Months Ended March 31, 2016
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$26,922	$—	$933	$27,855
Allocation of net loss attributable to predecessor	—	217	933	1,150

The following table presents lines in our previously reported cash flows for the three months ended March 31, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported cash flows for the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
	Holly Energy Partners, L.P.(Previously reported)	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
Cash flows from operating activities	(In Thousands)
Net income	$47,685	$(933)	$46,752
Net cash provided by operating activities	$48,302	$(933)	$47,369

Cash flows from investing activities
Additions to properties and equipment	$(17,873)	$—	$(17,873)
Acquisition of tanks and operating units	—	(24,311)	(24,311)
Net cash used for investing activities	$(17,762)	$(24,311)	$(42,073)

Cash flows from financing activities
Contributions from HFC for acquisitions	$99	$25,244	$25,343
Net cash provided (used) by financing activities	$(36,519)	$25,244	$(11,275)

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, and the purchase of HFC’s Woods Cross refinery units on October 1, 2016, we reduced net income by $0.2 million and $0.9 million, respectively, for the three months ended March 31, 2016. This reduction had no impact on the historical earnings per limited partner unit.

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition, results of operations and cash flows. As permitted by the standard, we continue to account for forfeitures on an estimated basis.

Accounting Pronouncements Not Yet Adopted

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		March 31, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$154	$154	$91	$91

Liabilities:
6.5% Senior notes	Level 2	$—	$—	$297,519	$308,250
6% Senior notes	Level 2	393,565	422,288	393,393	415,500
		$393,565	$422,288	$690,912	$723,750

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Pipelines, terminals and tankage	$1,247,967	$1,246,746
Refinery assets	347,075	346,058
Land and right of way	65,331	65,331
Construction in progress	35,148	28,753
Other	27,662	27,133
	1,723,183	1,714,021
Less accumulated depreciation	402,202	385,626
	$1,320,981	$1,328,395

We capitalized $0.2 million and $0.1 million in interest attributable to construction projects during the three months ended March 31, 2017 and 2016, respectively.

Depreciation expense was $16.9 million and $14.7 million for the three months ended March 31, 2017 and 2016, respectively, and includes depreciation of assets acquired under capital leases.

Note 4:	Transportation Agreements

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

The carrying amounts of our transportation agreements are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	69,096	67,358
	$65,118	$66,856

Amortization expense was $1.7 million for each of the three months ended March 31, 2017 and 2016.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.7 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.3 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2017, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,409,261 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Restricted Units
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

A summary of restricted unit activity and changes during the three months ended March 31, 2017, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017 (nonvested)	123,988	$32.96
Granted	20,348	36.01
Forfeited	(17,653)	29.75
Outstanding at March 31, 2017 (nonvested)	126,683	$33.90

As of March 31, 2017, there was $2.0 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of March 31, 2017, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the three months ended March 31, 2017. Performance units granted in 2016 vest over a three-year performance period ending December 31, 2019, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the three months ended March 31, 2017, is presented below:

Performance Units	Units
Outstanding at January 1, 2017 (nonvested)	49,520
Vesting and transfer of common units to recipients	(2,262)
Forfeited	(21,228)
Outstanding at March 31, 2017 (nonvested)	26,030

The grant-date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2017, was $0.1 million. Based on the weighted average fair value of performance units outstanding at March 31, 2017, of $0.9 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.0 years.

Note 6:	Debt

Credit Agreement
We have a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

The Credit Agreement imposes certain requirements on us including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies. We were in compliance with the covenants as of March 31, 2017.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% senior notes (the “6.5% Senior Notes”) at a redemption cost of $309.8 million at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes”). We used the net proceeds to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Credit Agreement
Amount outstanding	$847,000	$553,000

6% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(6,435)	(6,607)
	393,565	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,240,565	$1,243,912

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of March 31, 2017, we have two interest rate swaps with identical terms that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively convert $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of March 31, 2017, we had no ineffectiveness on our cash flow hedges.

At March 31, 2017, we have accumulated other comprehensive income of $0.2 million that relates to our current cash flow hedging instruments. Approximately $0.2 million will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreement over the next twelve-month period, assuming interest rates remain unchanged.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
March 31, 2017
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other current assets	$154	Accumulated other comprehensive income	$154
		$154		$154

December 31, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contract ($150 million of LIBOR-based debt interest)	Other current assets	$91	Accumulated other comprehensive income	$91
		$91		$91

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$6,449	$5,006
6.5% Senior Notes	162	4,875
6% Senior Notes	6,000	—
Amortization of discount and deferred debt issuance costs	770	593
Commitment fees and other	354	201
Total interest incurred	13,735	10,675
Less capitalized interest	196	140
Net interest expense	$13,539	$10,535
Cash paid for interest	$26,517	$14,841

Capital Lease Obligations
Our capital lease obligations relate to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.3 million and $4.9 million as of March 31, 2017 and December 31, 2016, respectively, with accumulated depreciation of $2.9 million and $2.4 million as of March 31, 2017 and December 31, 2016, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 92% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2017	2016
HFC	84%	81%
Alon	8%	8%

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2017, these agreements with HFC require minimum annualized payments to us of $321 million.

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $89.0 million and $82.8 million for the three months ended March 31, 2017 and 2016, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended March 31, 2017 and 2016.

•	We reimbursed HFC for costs of employees supporting our operations of $11.4 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively.

•	HFC reimbursed us $1.3 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively, for expense and capital projects.

•
We distributed $30.3 million and $24.5 million for the three months ended March 31, 2017 and 2016, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $35.6 million and $42.6 million at March 31, 2017, and December 31, 2016, respectively.

•	Accounts payable to HFC were $6.5 million and $16.4 million at March 31, 2017, and December 31, 2016, respectively.

•
Revenues for the three months ended March 31, 2017 and 2016, include $2.1 million and $5.2 million, respectively, of shortfall payments billed to HFC in 2016 and 2015, respectively. Deferred revenue in the consolidated balance sheets at March 31, 2017 and December 31, 2016, includes $5.8 million and $5.6 million, respectively, relating to certain shortfall billings. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.8 million deferred at March 31, 2017.

Note 9:	Partners’ Equity

As of March 31, 2017, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 36% ownership interest in us. Additionally, HFC owned all incentive distribution rights.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the three months ended March 31, 2017, HEP issued 1,142,358 units under this program, providing $40.3 million in gross proceeds. We incurred sales commissions of $0.8 million associated with the issuance of these units. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $0.8 million. As of March 31, 2017, HEP has issued 1,845,813 units under this program, providing $63.8 million in gross proceeds.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
General partner interest in net income	$511	$630
General partner incentive distribution	16,627	11,473
Net loss attributable to Predecessor	—	(1,150)
Total general partner interest in net income	$17,138	$10,953

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On April 27, 2017, we announced our cash distribution for the first quarter of 2017 of $0.620 per unit. The distribution is payable on all common and general partner units and will be paid May 15, 2017, to all unitholders of record on May 8, 2017.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per unit data)
General partner interest in distribution	$1,148	$948
General partner incentive distribution	16,627	11,473
Total general partner distribution	17,775	12,421
Limited partner distribution	39,632	33,728
Total regular quarterly cash distribution	$57,407	$46,149
Cash distribution per unit applicable to limited partners	$0.6200	$0.5750

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

Net income per unit applicable to the limited partners is computed using the two-class method, because we have more than one class of participating securities.  The classes of participating securities as of March 31, 2017, included common units, general partner units and incentive distribution rights (IDRs). To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. The dilutive securities are immaterial for all periods presented.

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

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income attributable to the partners	$25,563	$42,975
Less: General partner’s distribution declared (including IDRs)	(17,775)	(12,421)
Limited partner’s distribution declared on common units	(39,632)	(33,728)
Distributions in excess of net income attributable to the partners	$(31,844)	$(3,174)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended March 31, 2017
Net income attributable to the partners:
Distributions declared	$17,775	$39,632	$57,407
Distributions in excess of net income attributable to the partners	(637)	(31,207)	(31,844)
Net income attributable to the partners	$17,138	$8,425	$25,563
Weighted average limited partners' units outstanding		63,113
Limited partners' per unit interest in earnings - basic and diluted		$0.13

Three Months Ended March 31, 2016
Net income attributable to the partners:
Distributions declared	$12,421	$33,728	$46,149
Distributions in excess of net income attributable to the partners	(63)	(3,111)	(3,174)
Net income attributable to the partners	$12,358	$30,617	$42,975
Weighted average limited partners' units outstanding		58,657
Limited partners' per unit interest in earnings - basic and diluted		$0.52

Note 11:	Environmental

We incurred no expenses for the three months ended March 31, 2017 and 2016, for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.9 million and $7.1 million at March 31, 2017, and December 31, 2016, respectively, of which $5.1 million and $5.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of March 31, 2017, and December 31, 2016, our consolidated balance sheets included additional accrued environmental liabilities of $0.8 million and $0.9 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 12:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 13:	Segments

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

	Three Months Ended March 31,
	2017	2016

Revenues:
Pipelines and terminals - affiliate	$69,645	$78,339
Pipelines and terminals - third-party	16,609	19,164
Refinery processing units - affiliate	19,380	4,507
Total segment revenues	$105,634	$102,010

Segment operating income:
Pipelines and terminals	$46,485	$57,248
Refinery processing units	7,883	356
Total segment operating income	54,368	57,604
Unallocated general and administrative expenses	(2,634)	(3,091)
Interest and financing costs, net	(25,662)	(10,423)
Equity in earnings of unconsolidated affiliates	1,840	2,765
Gain (loss) on sale of assets and other	73	(8)
Income before income taxes	$27,985	$46,847

Capital Expenditures:
Pipelines and terminals	$8,129	$17,873
Refinery processing units	136	24,311
Total capital expenditures	$8,265	$42,184

	March 31, 2017	December 31, 2016
	(in thousands)
Identifiable assets:
Pipelines and terminals	$1,356,168	$1,369,756
Refinery processing units	341,363	342,506
Other	172,604	171,975
Total identifiable assets	$1,870,135	$1,884,237

Note 14:	Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the 6% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

In conjunction with the preparation of our Condensed Consolidating Balance Sheet and Statements of Comprehensive Income included below, we identified and corrected the presentation of noncontrolling interests presented in the eliminations column in prior periods to reflect such balances and activity within the respective guarantor and non-guarantor subsidiaries columns.

Condensed Consolidating Balance Sheet

March 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,278	$5,727	$—	$7,007
Accounts receivable	—	42,055	4,063	(373)	45,745
Prepaid and other current assets	131	2,688	351	—	3,170
Total current assets	133	46,021	10,141	(373)	55,922

Properties and equipment, net	—	952,758	368,223	—	1,320,981
Investment in subsidiaries	786,512	279,572	—	(1,066,084)	—
Transportation agreements, net	—	65,118	—	—	65,118
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	162,319	—	—	162,319
Other assets	725	8,572	—	—	9,297
Total assets	$787,370	$1,770,858	$378,364	$(1,066,457)	$1,870,135

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$14,849	$3,464	$(373)	$17,940
Accrued interest	4,000	518	—	—	4,518
Deferred revenue	—	11,732	75	—	11,807
Accrued property taxes	—	3,538	1,869	—	5,407
Other current liabilities	53	2,721	5	—	2,779
Total current liabilities	4,053	33,358	5,413	(373)	42,451

Long-term debt	393,505	847,060	—	—	1,240,565
Other long-term liabilities	286	16,047	188	—	16,521
Deferred revenue	—	46,881	—	—	46,881
Class B unit	—	41,000	—	—	41,000
Equity - partners	389,526	786,512	279,572	(1,066,084)	389,526
Equity - noncontrolling interest	—	—	93,191	—	93,191
Total liabilities and equity	$787,370	$1,770,858	$378,364	$(1,066,457)	$1,870,135

Condensed Consolidating Balance Sheet

December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$301	$3,354	$—	$3,657
Accounts receivable	—	45,056	5,554	(202)	50,408
Prepaid and other current assets	11	2,633	244	—	2,888
Total current assets	13	47,990	9,152	(202)	56,953

Properties and equipment, net	—	957,045	371,350	—	1,328,395
Investment in subsidiaries	1,086,008	280,671	—	(1,366,679)	—
Transportation agreements, net	—	66,856	—	—	66,856
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	165,609	—	—	165,609
Other assets	725	9,201	—	—	9,926
Total assets	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$24,245	$2,899	$(202)	$26,942
Accrued interest	17,300	769	—	—	18,069
Deferred revenue	—	8,797	2,305	—	11,102
Accrued property taxes	—	4,514	883	—	5,397
Other current liabilities	14	3,208	3	—	3,225
Total current liabilities	17,314	41,533	6,090	(202)	64,735

Long-term debt	690,912	553,000	—	—	1,243,912
Other long-term liabilities	286	15,975	184	—	16,445
Deferred revenue	—	47,035	—	—	47,035
Class B unit	—	40,319	—	—	40,319
Equity - partners	378,234	1,086,008	280,671	(1,366,679)	378,234
Equity - noncontrolling interest	—	—	93,557	—	93,557
Total liabilities and equity	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$80,776	$8,249	$—	$89,025
Third parties	—	11,003	5,606	—	16,609
	—	91,779	13,855	—	105,634
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	29,092	3,397	—	32,489
Depreciation and amortization		14,853	3,924	—	18,777
General and administrative	1,155	1,479	—	—	2,634
	1,155	45,424	7,321	—	53,900
Operating income (loss)	(1,155)	46,355	6,534	—	51,734

Other income (expense):
Equity in earnings of subsidiaries	45,283	4,901	—	(50,184)	—
Equity in earnings of equity method investments	—	1,840	—	—	1,840
Interest expense	(6,340)	(7,199)	—	—	(13,539)
Interest income	—	102	—	—	102
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain on sale of assets and other	—	72	1	—	73
	26,718	(284)	1	(50,184)	(23,749)
Income (loss) before income taxes	25,563	46,071	6,535	(50,184)	27,985
State income tax expense	—	(106)	—	—	(106)
Net income	25,563	45,965	6,535	(50,184)	27,879
Allocation of net income attributable to noncontrolling interests	—	(682)	(1,634)	—	(2,316)
Net income attributable to Holly Energy Partners	25,563	45,283	4,901	(50,184)	25,563
Other comprehensive income	63	63	—	(63)	63
Comprehensive income attributable to Holly Energy Partners	$25,626	$45,346	$4,901	$(50,247)	$25,626

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$72,252	$10,594	$—	$82,846
Third parties	—	10,732	8,432	—	19,164
	—	82,984	19,026	—	102,010
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	24,824	3,031	—	27,855
Depreciation and amortization	—	12,793	3,758	—	16,551
General and administrative	1,165	1,926	—	—	3,091
	1,165	39,543	6,789	—	47,497
Operating income (loss)	(1,165)	43,441	12,237	—	54,513

Other income (expense):
Equity in earnings of subsidiaries	48,990	9,184	—	(58,174)	—
Equity in earnings of equity method investments	—	2,765	—	—	2,765
Interest expense	(5,067)	(5,468)	—	—	(10,535)
Interest income	—	105	7	—	112
Gain (loss) on sale of assets and other	—	(9)	1	—	(8)
	43,923	6,577	8	(58,174)	(7,666)
Income before income taxes	42,758	50,018	12,245	(58,174)	46,847
State income tax expense	—	(95)	—	—	(95)
Net income	42,758	49,923	12,245	(58,174)	46,752
Allocation of net loss to Predecessor	—	1,150	—	—	1,150
Allocation of net income attributable to noncontrolling interests	—	(1,866)	(3,061)	—	(4,927)
Net income attributable to Holly Energy Partners	42,758	49,207	9,184	(58,174)	42,975
Other comprehensive (loss)	(453)	(453)	—	453	(453)
Comprehensive income attributable to Holly Energy Partners	$42,305	$48,754	$9,184	$(57,721)	$42,522

(1) Retrospectively adjusted as described in Note 1.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,297)	$58,062	$10,736	$(4,901)	$43,600

Cash flows from investing activities
Additions to properties and equipment	—	(7,902)	(363)	—	(8,265)
Distributions from UNEV in excess of earnings	—	1,099	—	(1,099)	—
Proceeds from sale of assets	—	424	—	—	424
Distributions in excess of equity in earnings of equity investments	—	3,016	—	—	3,016
	—	(3,363)	(363)	(1,099)	(4,825)

Cash flows from financing activities
Net borrowings under credit agreement	—	294,000	—	—	294,000
Net intercompany financing activities	344,781	(344,781)	—	—	—
Proceeds from issuance of common units	39,371	(1,808)	—	—	37,563
Contribution from general partner	805	(805)	—	—	—
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Distributions to HEP unitholders	(54,807)	2	—	—	(54,805)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Other	—	(330)	—	—	(330)
	20,297	(53,722)	(8,000)	6,000	(35,425)

Cash and cash equivalents
Increase for the period	—	977	2,373	—	3,350
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$1,278	$5,727	$—	$7,007

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(10,084)	$47,779	$13,424	$(3,750)	$47,369

Cash flows from investing activities
Additions to properties and equipment	—	(7,919)	(9,954)	—	(17,873)
Purchase of Woods Cross refinery processing units	—	(24,311)	—	—	(24,311)
Proceeds from sale of assets	—	12	—	—	12
Distributions in excess of equity in earnings of equity investments	—	99	—	—	99
	—	(32,119)	(9,954)	—	(42,073)

Cash flows from financing activities
Net repayments under credit agreement	—	53,000	—	—	53,000
Net intercompany financing activities	53,751	(53,751)	—	—	—
Contributions from general partner for Osage	32,455	(32,455)	—	—	—
Distributions to HFC for Tulsa Tank acquisition	(30,378)	(9,122)	—	—	(39,500)
Distributions to HEP unitholders	(44,960)	—	—	—	(44,960)
Contribution from HFC for acquisitions	—	25,343	—	—	25,343
Distributions to noncontrolling interests	—	—	(5,000)	3,750	(1,250)
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing costs	—	(2,964)	—	—	(2,964)
Other	—	(160)	—	—	(160)
	10,084	(20,109)	(5,000)	3,750	(11,275)

Cash and cash equivalents
Decrease for the period	—	(4,449)	(1,530)	—	(5,979)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$1,003	$8,029	$—	$9,034

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage, loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned a 36% interest in us, including the 2% general partnership interest, as of March 31, 2017.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we also agreed to build two connections on our south products pipeline system that will permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we became the named operator of the Osage Pipeline and transitioned into that role.

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

Table of Contentsril 19,

We are a consolidated variable interest entity (“VIE”) of HFC. Therefore, the acquisitions of the crude tanks at HFC's Tulsa refinery on March 31, 2016, and Woods Cross Operating on October 1, 2016, were accounted for as transfers between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to these historical results as those of our "Predecessor." See Note 1 for further discussion of these acquisitions and basis of presentation.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2017, these agreements with HFC require minimum annualized payments to us of $321 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this agreement expire beginning in 2018 through 2022. As of March 31, 2017, these agreements with Alon require minimum annualized payments to us of $32.6 million.

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

Under HLS’s Secondment Agreement with HFC, certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets at the Woods Cross, El Dorado and Cheyenne refineries, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2017 and 2016. These results have been adjusted to include the combined results of our Predecessor. See Note 1 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation

	Three Months Ended March 31,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$17,744	$25,182	$(7,438)
Affiliates—intermediate pipelines	5,284	7,413	(2,129)
Affiliates—crude pipelines	16,881	17,491	(610)
	39,909	50,086	(10,177)
Third parties—refined product pipelines	12,538	14,766	(2,228)
	52,447	64,852	(12,405)
Terminals, tanks and loading racks:
Affiliates	29,736	28,253	1,483
Third parties	4,071	4,398	(327)
	33,807	32,651	1,156

Affiliates—refinery processing units	19,380	4,507	14,873

Total revenues	105,634	102,010	3,624
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	32,489	27,855	4,634
Depreciation and amortization	18,777	16,551	2,226
General and administrative	2,634	3,091	(457)
	53,900	47,497	6,403
Operating income	51,734	54,513	(2,779)
Other income (expense):
Equity in earnings of equity method investments	1,840	2,765	(925)
Interest expense, including amortization	(13,539)	(10,535)	(3,004)
Interest income	102	112	(10)
Loss on early extinguishment of debt	(12,225)	—	(12,225)
Gain (loss) on sale of assets	73	(8)	81
	(23,749)	(7,666)	(16,083)
Income before income taxes	27,985	46,847	(18,862)
State income tax expense	(106)	(95)	(11)
Net income	27,879	46,752	(18,873)
Allocation of net loss to Predecessor	—	1,150	(1,150)
Allocation of net income attributable to noncontrolling interests	(2,316)	(4,927)	2,611
Net income attributable to the partners	25,563	42,975	(17,412)
General partner interest in net income attributable to the partners (1)	(17,138)	(12,103)	(5,035)
Limited partners’ interest in net income	$8,425	$30,872	$(22,447)
Limited partners’ earnings per unit—basic and diluted (1)	$0.13	$0.52	$(0.39)
Weighted average limited partners’ units outstanding	63,113	58,657	4,456
EBITDA (2)	$70,108	$69,926	$182
Distributable cash flow (3)	$57,289	$55,365	$1,924

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	107,266	132,430	(25,164)
Affiliates—intermediate pipelines	104,340	137,410	(33,070)
Affiliates—crude pipelines	268,890	287,433	(18,543)
	480,496	557,273	(76,777)
Third parties—refined product pipelines	85,141	78,334	6,807
	565,637	635,607	(69,970)
Terminals and loading racks:
Affiliates	374,923	357,022	17,901
Third parties	69,647	81,327	(11,680)
	444,570	438,349	6,221

Affiliates—refinery processing units	62,829	42,442	20,387

Total for pipelines and terminal and refiney processing unit assets (bpd)	1,073,036	1,116,398	(43,362)

Table of Contentsril 19,

	March 31, 2017	December 31, 2016
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,007	$3,657
Working capital (deficit)	$13,471	$(7,782)
Total assets	$1,870,135	$1,884,237
Long-term debt	$1,240,565	$1,243,912
Partners’ equity (5)	$389,526	$378,234

(1)
Net income attributable to the partners is allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner includes incentive distributions that are declared subsequent to quarter end. After the amount of incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to the partners is allocated to the partners based on their weighted average ownership percentage during the period.

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense and loss on early extinguishment of debt, net of interest income, (ii) state income tax and (iii) depreciation and amortization, excluding amounts related to the Predecessor. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to the partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income attributable to the partners	$25,563	$42,975
Add (subtract):
Interest expense	12,769	9,942
Interest income	(102)	(112)
Amortization of discount and deferred debt issuance costs	770	593
Loss on early extinguishment of debt	12,225	—
State income tax expense	106	95
Depreciation and amortization	18,777	16,551
Predecessor depreciation and amortization	—	(118)
EBITDA	$70,108	$69,926

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

Table of Contentsril 19,

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income attributable to the partners	$25,563	$42,975
Add (subtract):
Depreciation and amortization	18,777	16,551
Amortization of discount and deferred debt issuance costs	770	593
Loss on early extinguishment of debt	12,225	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,178	(3,658)
Maintenance capital expenditures (4)	(825)	(1,661)
Decrease in environmental liability	(246)	(328)
Decrease in reimbursable deferred revenue	(925)	(528)
Other non-cash adjustments	772	1,539
Predecessor depreciation and amortization	—	(118)
Distributable cash flow	$57,289	$55,365

(4)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(5)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to the partners because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to the partners. Additionally, if the assets contributed and acquired from HFC while we were a consolidated VIE of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets would have been recorded in our financial statements as increases to our properties and equipment and intangible assets at the time of acquisition instead of decreases to partners’ equity.

Results of Operations—Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Summary
Net income attributable to the partners for the first quarter was $25.6 million ($0.13 per basic and diluted limited partner unit) compared to $43.0 million ($0.52 per basic and diluted limited partner unit) for the first quarter of 2016. The decrease in earnings is primarily due to (a) a charge of $12.2 million related to the early redemption of our previously outstanding $300 million, 6.5% Senior Notes (the “6.5% Senior Notes”), due in 2020, (b) a reduction in pipeline revenues of $12.4 million primarily driven by a turnaround at HFC’s Navajo refinery, (c) higher interest expense of $3.0 million and (d) lower equity in earnings from equity method investments caused by an outage on the SLC pipeline offset by (e) earnings from our Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended March 31, 2017, include the recognition of $2.1 million of prior shortfalls billed to shippers in 2016 compared to revenues for the three months ended March 31, 2016, which included the recognition of $6.6 million of prior shortfalls billed to shippers in 2015. Additional shortfall billings of $3.5 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2017. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $105.6 million, an increase of $3.6 million compared to the first quarter of 2016 primarily due to revenues of $14.7 million from the Woods Cross refinery processing units, offset by a $7.9 million decrease in revenues around assets serving HFC’s Navajo refinery due to the substantial planned turnaround at HFC’s Navajo refinery. Overall pipeline volumes were down 11% compared to the three months ended March 31, 2016, largely due to the turnaround at HFC’s Navajo refinery.

Table of Contentsril 19,

Revenues from our refined product pipelines were $30.3 million, a decrease of $9.7 million compared to the first quarter of 2016, and shipments averaged 192.4 mbpd compared to 210.8 mbpd for the first quarter of 2016. Revenues and volumes both decreased due to the turnaround at HFC's Navajo refinery as well as lower throughputs on our UNEV pipeline.
Revenues from our intermediate pipelines were $5.3 million, a decrease of $2.1 million, on shipments averaging 104.3 mbpd compared to 137.4 mbpd for the first quarter of 2016. These declines were due to the turnaround at HFC’s Navajo refinery.
Revenues from our crude pipelines were $16.9 million, a decrease of $0.6 million, on shipments averaging 268.9 mbpd compared to 287.4 mbpd for the first quarter of 2016. Revenues and volumes decreased mainly due to the turnaround at HFC's Navajo refinery.

Revenues from terminal, tankage and loading rack fees were $33.8 million, an increase of $1.2 million compared to the first quarter of 2016. Refined products terminalled in the facilities averaged 444.6 mbpd compared to 438.3 mbpd for the first quarter of 2016. The volume and revenue increase is mainly due to volumes from our Tulsa crude tanks, acquired on the last day of the first quarter of 2016, offset by the transfer of the El Paso terminal to HFC in the first quarter of 2016.

Revenues from refinery processing units were $19.4 million, an increase of $14.9 million on throughputs averaging 62.8 mbpd compared to 42.4 mbpd for 2016. This increase in revenue and volumes is due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended March 31, 2017, increased by $4.6 million compared to the three months ended March 31, 2016. The increase is mainly due to an additional $5.4 million in operating expenses from the newly acquired Woods Cross refinery processing units offset by lower maintenance project costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2017, increased by $2.2 million compared to the three months ended March 31, 2016. The increase is principally due to depreciation from our newly acquired Woods Cross refinery processing units.

General and Administrative
General and administrative costs for the three months ended March 31, 2017, decreased by $0.5 million compared to the three months ended March 31, 2016, mainly due to lower employee compensation expense.

Equity in Earnings of Equity Method Investments
In the first quarter of 2017, the SLC Pipeline was proactively shut down for a period of 28 days due to land movement along the right-of-way at Mountain Green, Utah. This not only impacted shipments of crude on the SLC Pipeline, but also crude shipments on the connected Frontier Pipeline. This shutdown is primarily responsible for a $1.9 million decrease in our equity in earnings related to SLC Pipeline LLC and Frontier Aspen LLC, shown below in the summary chart, which displays all our earnings in equity method investments:

	Three Months Ended March 31,
Equity Method Investment	2017	2016
	(in thousands)
SLC Pipeline LLC	$118	$1,025
Frontier Aspen LLC	564	1,526
Osage Pipe Line Company, LLC	202	214
Cheyenne Pipeline LLC	956	—
Total	$1,840	$2,765

Interest Expense
Interest expense for the three months ended March 31, 2017, totaled $13.5 million, an increase of $3.0 million compared to the three months ended March 31, 2016. The increase is due to the offering of $400 million aggregate principal amount of our 6% Senior Notes in July 2016 and a higher balance outstanding on our senior secured revolving credit facility. Our aggregate effective interest rates were 4.3% and 4.1% for the three months ended March 31, 2017 and 2016, respectively.

Table of Contentsril 19,

Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt of $12.2 million was recognized upon redemption of our $300 million aggregate principal amount of 6.5% Senior Notes at a cost of $309.8 million on January 4, 2017. The loss related to the premium paid to noteholders upon their tender of an aggregate principal amount of $300 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income tax expense of $106,000 and $95,000 for the three months ended March 31, 2017 and 2016, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $1.2 billion, senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

During the three months ended March 31, 2017, we received advances totaling $380.0 million and repaid $86.0 million, resulting in a net increase of $294.0 million under the Credit Agreement and an outstanding balance of $847.0 million at March 31, 2017. We have no letters of credit outstanding under the Credit Agreement at March 31, 2017, and the available capacity under the Credit Agreement is $353.0 million at March 31, 2017. Amounts repaid under our credit facility may be reborrowed from time to time.
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

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% Senior Notes at a redemption cost of $309.8 million at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the three months ended March 31, 2017, HEP issued 1,142,358 units under this program, providing approximately $40.3 million in gross proceeds. We incurred sales commissions of $0.8 million associated with the issuance of these units. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of March 31, 2017, HEP has issued 1,845,813 units under this program, providing $63.8 million in gross proceeds.

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

In February, we paid a regular quarterly cash distribution of $0.6075, on all units in an aggregate amount of $54.8 million including $15.6 million of incentive distribution payments to our general partner.

Cash and cash equivalents increased by $3.4 million during the three months ended March 31, 2017. The cash flows provided by operating activities of $43.6 million were greater than the cash flows used for financing activities of $35.4 million and investing activities of $4.8 million. Working capital increased by $21.3 million to $13.5 million at March 31, 2017, from a negative $7.8 million at December 31, 2016.

Table of Contentsril 19,

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $3.8 million from $47.4 million for the three months ended March 31, 2016, to $43.6 million for the three months ended March 31, 2017. This decrease is due principally to higher payments for interest and operating expenses partially offset by higher cash receipts for services performed in the three months ended March 31, 2017, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $4.8 million for the three months ended March 31, 2017, compared to $42.1 million for the three months ended March 31, 2016, a decrease of $37.2 million. During the three months ended March 31, 2017 and 2016, we invested $8.3 million and $17.9 million in additions to properties and equipment, respectively. During the three months ended March 31, 2017 and 2016, we also received $3.0 million and $0.1 million for distributions in excess of equity in earnings of equity investments, respectively. Additionally, we have retrospectively adjusted our historical financial results for the three months ended March 31, 2016, to include the Woods Cross refinery processing units as we are under common control of HFC. Therefore, the cash flows from investing activities reflect outflows of $24.3 million for the Woods Cross refinery processing units for the three months ended March 31, 2016.

Cash Flows—Financing Activities
Cash flows used for financing activities were $35.4 million for the three months ended March 31, 2017, compared to $11.3 million for the three months ended March 31, 2016, an increase of $24.2 million. During the three months ended March 31, 2017, we received $380.0 million and repaid $86.0 million in advances under the Credit Agreement. We also received proceeds of $37.6 million from the issuance of common units under our continuous offering program. Additionally, we paid $54.8 million in regular quarterly cash distributions to our general and limited partners and $2.0 million to our noncontrolling interest. During the three months ended March 31, 2016, we paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016. We received $522.0 million and repaid $469.0 million in advances under the Credit Agreement. We paid $45.0 million in regular quarterly cash distributions to our general and limited partners, distributed $1.3 million to our noncontrolling interest, and paid $3.0 million in deferred financing charges to amend our credit agreement. In addition, we received $25.3 million for Woods Cross processing units expenditures from HFC.

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

Credit Agreement
Our $1.2 billion Credit Agreement expires in November 2018. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital as well as for general partnership purposes. It is also available to fund letters of credit up to a $50 million sub-limit.

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

The Credit Agreement imposes certain requirements on us with which we were in compliance with as of March 31, 2017, including: a prohibition against distribution to unitholders if, before or after the distribution, a potential default or an event of default as defined in the agreement would occur; limitations on our ability to incur debt, make loans, acquire other companies, change the nature of our business, enter into a merger or consolidation, or sell assets; and covenants that require maintenance of a specified EBITDA to interest expense ratio, total debt to EBITDA ratio and senior debt to EBITDA ratio. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the debt and exercise other rights and remedies.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes at a redemption cost of $309.8 million at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

We have $400 million in aggregate principal amount of 6% Senior Notes due in 2024. We used the net proceeds from our offering of the 6% Senior Notes to repay indebtedness under our revolving credit agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Credit Agreement	$847,000	$553,000

6% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(6,435)	(6,607)
	393,565	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,240,565	$1,243,912

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2017 and 2016. Historically, the PPI has increased an average of 0.2% annually over the past five calendar years, including a decrease of 1.0% in 2016.

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

Table of Contentsril 19,

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2017, we have an accrual of $6.9 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2017. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, and the purchase of HFC’s Woods Cross refinery units on October 1, 2016, we reduced net income by $0.2 million and $0.9 million for the three months ended March 31, 2016, respectively. This reduction had no impact on the historical earnings per unit.

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition, results of operations and cash flows. As permitted by the standard, we continue to account for forfeitures on an estimated basis.

Accounting Pronouncements Not Yet Adopted

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

Table of Contentsril 19,

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

As of March 31, 2017, we have two interest rate swaps that hedge our exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million of Credit Agreement advances. The swaps effectively convert $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of March 31, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts mature in July 2017.

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

At March 31, 2017, we had an outstanding principal balance of $400 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At March 31, 2017, the fair value of our 6% Senior Notes was $422.3 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at March 31, 2017, would result in a change of approximately $12.8 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2017, borrowings outstanding under the Credit Agreement were $847 million. By means of our cash flow hedges, we have effectively converted the variable rate on $150 million of outstanding borrowings to a fixed rate. For the remaining unhedged Credit Agreement borrowings of $697 million, a hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”

Table of Contentsril 19,

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 6.	Exhibits

The Exhibit Index on page 44 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 3, 2017	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2017	/s/ Kenneth P. Norwood
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

3.90
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

10.1
Seventeenth Amended and Restated Omnibus Agreement, dated as of January 18, 2017, effective January 1, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.26 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.2
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.3
Third Amended and Restated Master Throughput Agreement, dated January 18, 2017, effective January 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.4
Fourth Amended and Restated Master Lease and Access Agreement, dated as of January 18, 2017, effective January 1, 2017, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.5+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.6+
Form of Notice of Grant of Restricted Units (Employee) (incorporated by reference to Exhibit 10.52 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.7+	Form of Restricted Unit Agreement (Employee) (incorporated by reference to Exhibit 10.53 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.8*
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated as of January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC.

Table of Contentsril 19,

10.9*	Amendment to Master Tolling Agreement, dated as of January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.