Form 10-Q
period 2017-06-30
HOLLY ENERGY PARTNERS LP
filed 2017-08-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of the registrant’s outstanding common units at July 31, 2017, was 64,318,955.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,339	$3,657
Accounts receivable:
Trade	8,131	7,846
Affiliates	36,607	42,562
	44,738	50,408
Prepaid and other current assets	3,122	2,888
Total current assets	64,199	56,953

Properties and equipment, net	1,311,766	1,328,395
Transportation agreements, net	63,381	66,856
Goodwill	256,498	256,498
Equity method investments	163,360	165,609
Other assets	8,687	9,926
Total assets	$1,867,891	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$8,632	$10,518
Affiliates	7,296	16,424
	15,928	26,942

Accrued interest	10,550	18,069
Deferred revenue	13,545	11,102
Accrued property taxes	4,396	5,397
Other current liabilities	3,189	3,225
Total current liabilities	47,608	64,735

Long-term debt	1,236,739	1,243,912
Other long-term liabilities	15,717	16,445
Deferred revenue	46,245	47,035

Class B unit	41,682	40,319

Equity:
Partners’ equity:
Common unitholders (64,318,955 and 62,780,503 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	518,178	510,975
General partner interest (2% interest)	(130,871)	(132,832)
Accumulated other comprehensive income	63	91
Total partners’ equity	387,370	378,234
Noncontrolling interest	92,530	93,557
Total equity	479,900	471,791
Total liabilities and equity	$1,867,891	$1,884,237

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
Revenues:
Affiliates	$93,152	$79,179	$182,177	$162,025
Third parties	15,991	15,718	32,600	34,882
	109,143	94,897	214,777	196,907
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,097	29,212	66,586	57,067
Depreciation and amortization	19,945	15,712	38,722	32,263
General and administrative	2,615	2,863	5,249	5,954
	56,657	47,787	110,557	95,284
Operating income	52,486	47,110	104,220	101,623

Other income (expense):
Equity in earnings of equity method investments	4,053	3,623	5,893	6,388
Interest expense	(13,748)	(11,276)	(27,287)	(21,811)
Interest income	103	112	205	224
Loss on early extinguishment of debt	—	—	(12,225)	—
Gain (loss) on sale of assets and other	89	—	162	(8)
	(9,503)	(7,541)	(33,252)	(15,207)
Income before income taxes	42,983	39,569	70,968	86,416
State income tax expense	(127)	(54)	(233)	(149)
Net income	42,856	39,515	70,735	86,267
Allocation of net loss attributable to Predecessor	—	1,960	—	3,110
Allocation of net income attributable to noncontrolling interests	(1,521)	(2,355)	(3,837)	(7,282)
Net income attributable to the partners	41,335	39,120	66,898	82,095
General partner interest in net income attributable to the partners	(18,328)	(12,677)	(35,466)	(24,779)
Limited partners’ interest in net income	$23,007	$26,443	$31,432	$57,316
Limited partners’ per unit interest in earnings—basic and diluted	$0.36	$0.45	$0.49	$0.96
Weighted average limited partners’ units outstanding	64,086	58,865	63,602	58,761

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (1)	2017	2016 (1)
Net income	$42,856	$39,515	$70,735	$86,267

Other comprehensive income:
Change in fair value of cash flow hedging instruments	11	(255)	87	(938)
Reclassification adjustment to net income on partial settlement of cash flow hedge	(102)	113	(115)	343
Other comprehensive income (loss)	(91)	(142)	(28)	(595)
Comprehensive income before noncontrolling interest	42,765	39,373	70,707	85,672
Allocation of net loss attributable to Predecessor	—	1,960	—	3,110
Allocation of comprehensive income to noncontrolling interests	(1,521)	(2,355)	(3,837)	(7,282)
Comprehensive income attributable to Holly Energy Partners	$41,244	$38,978	$66,870	$81,500

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016 (1)
Cash flows from operating activities
Net income	$70,735	$86,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,722	32,263
(Gain) loss on sale of assets	(133)	5
Amortization of deferred charges	1,504	1,376
Amortization of restricted and performance units	1,109	1,193
Earnings distributions greater (less) than income from equity investments	594	(414)
Loss on early extinguishment of debt	12,225	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(285)	2,564
Accounts receivable—affiliates	6,033	(10,183)
Prepaid and other current assets	(234)	416
Increase (decrease) in operating liabilities:
Accounts payable—trade	104	(637)
Accounts payable—affiliates	(9,128)	(2,454)
Accrued interest	(7,519)	(91)
Deferred revenue	1,653	948
Accrued property taxes	(1,001)	1,409
Other current liabilities	(442)	(979)
Other, net	(336)	(381)
Net cash provided by operating activities	113,601	111,302

Cash flows from investing activities
Additions to properties and equipment	(20,524)	(32,667)
Purchase of Woods Cross refinery processing units	—	(42,718)
Purchase of interest in Cheyenne Pipeline	—	(42,500)
Proceeds from sale of assets	635	18
Distributions in excess of equity in earnings of equity investments	1,654	1,496
Net cash used for investing activities	(18,235)	(116,371)

Cash flows from financing activities
Borrowings under credit agreement	479,000	239,000
Repayments of credit agreement borrowings	(189,000)	(165,000)
Redemption of 6.5% Senior Notes	(309,750)	—
Proceeds from issuance of common units	52,634	13,690
Distributions to HEP unitholders	(112,195)	(91,109)
Distributions to noncontrolling interest	(3,500)	(2,500)
Distribution to HFC for Tulsa tank acquisition	—	(39,500)
Distribution to HFC for Osage acquisition	—	(1,245)
Distribution to HFC for El Dorado tanks	(103)	—
Contributions from HFC for acquisitions	—	45,707
Contributions from general partner	995	120
Purchase of units for incentive grants	—	(784)
Deferred financing costs	—	(3,084)
Other	(765)	(357)
Net cash used by financing activities	(82,684)	(5,062)

Cash and cash equivalents
Increase (decrease) for the period	12,682	(10,131)
Beginning of period	3,657	15,013
End of period	$16,339	$4,882
(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791
Issuance of common units	52,383	—	—	—	52,383
Contribution from HFC	—	1,072	—	—	1,072
Distribution to HFC for acquisition	—	(103)	—	—	(103)
Distributions to HEP unitholders	(77,748)	(34,447)	—	—	(112,195)
Distributions to noncontrolling interest	—	—	—	(3,500)	(3,500)
Amortization of restricted and performance units	1,109	—	—	—	1,109
Class B unit accretion	(1,337)	(27)	—	—	(1,364)
Net income	32,796	35,466	—	2,473	70,735
Other comprehensive income	—	—	(28)	—	(28)
Balance June 30, 2017	$518,178	$(130,871)	$63	$92,530	$479,900

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership which is 36% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries as of June 30, 2017. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Frontier Aspen LLC, a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC and a 25% interest in SLC Pipeline LLC.

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

Most of our acquisitions from HFC occurred while we were a consolidated variable interest entity (“VIE”) of HFC. Therefore, as an entity under common control with HFC, we recorded these acquisitions on our balance sheets at HFC's historical basis instead of our purchase price or fair value. GAAP requires transfers of a business between entities under common control to be accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to include the historical results and assets of the acquisitions from HFC for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the acquisitions prior to their respective acquisition dates as those of our "Predecessor." Many of these transactions are cash purchases and do not involve the issuance of equity; however, GAAP requires the retrospective adjustment of financial statements. Therefore, in such transactions, the prior year balance sheet includes as equity the amount of cost incurred by HFC to that date. See “Acquisitions” below for further discussion as well as effects of the retrospective adjustments.

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

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. The consideration was funded with $103 million in proceeds from the private placement of 3,420,000 common units with the balance funded with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC. As of June 30, 2017, these commitments provide minimum annualized revenues of $57 million.

The Utah Division of Air Quality issued an air quality permit to HollyFrontier Woods Cross Refining LLC (“HFC Woods Cross Refining”) authorizing the expansion units at the Woods Cross Refinery. The appeal proceeding challenging the Utah Department of Environmental Quality’s decision to uphold the air quality permit was taken under advisement by the Utah Supreme Court in June 2017, and the court issued a decision in favor of the state of Utah and HFC. As a result, the purchase agreement remedies we had against HFC in the event of an unfavorable ruling in the appeal proceeding are no longer applicable.

As we are a consolidated VIE of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis in the net assets acquired. We have retrospectively adjusted our financial position and operating results as if these units were owned for all periods while we were under common control of HFC.

The following tables present lines in our previously reported income statement for the three and six months ended June 30, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported income statement for the three and six months ended June 30, 2016. However, the presentation of the Tulsa Tanks’ Predecessor transactions have been modified as shown in the table below.

	Three Months Ended June 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$27,255	$—	$1,957	$29,212
Depreciation and amortization	15,709	—	3	15,712
Allocation of net loss attributable to predecessor	—	—	1,960	1,960

	Six Months Ended June 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$54,177	$—	$2,890	$57,067
Depreciation and amortization	32,260	—	3	32,263
Allocation of net loss attributable to predecessor	—	217	2,893	3,110

The following tables present lines in our previously reported cash flows for the six months ended June 30, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported cash flows for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
Cash flows from operating activities	(In Thousands)
Net income	$89,160	$(2,893)	$86,267
Depreciation and amortization	32,260	$3	32,263
Net cash provided by operating activities	$114,192	$(2,890)	$111,302

Cash flows from investing activities
Acquisition of refinery processing units	—	(42,718)	(42,718)
Net cash used for investing activities	$(73,653)	$(42,718)	$(116,371)

Cash flows from financing activities
Contributions from HFC for acquisitions	$99	$45,608	$45,707
Net cash provided (used) by financing activities	$(50,670)	$45,608	$(5,062)

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, we reduced net income by $0.2 million for the three and six months ended June 30, 2016, and in connection with the purchase of HFC’s Woods Cross refinery units on

October 1, 2016, we reduced net income by $2.0 million and $2.9 million, respectively, for the three and six months ended June 30, 2016. This reduction had no impact on the historical earnings per limited partner unit.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		June 30, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$63	$63	$91	$91

Liabilities:
6.5% Senior notes	Level 2	$—	$—	$297,519	$308,250
6% Senior notes	Level 2	393,739	418,000	393,393	415,500
		$393,739	$418,000	$690,912	$723,750

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Pipelines, terminals and tankage	$1,249,383	$1,246,746
Refinery assets	347,285	346,058
Land and right of way	65,337	65,331
Construction in progress	40,914	28,753
Other	27,542	27,133
	1,730,461	1,714,021
Less accumulated depreciation	418,695	385,626
	$1,311,766	$1,328,395

We capitalized $0.4 million and $0.3 million in interest attributable to construction projects during the six months ended June 30, 2017 and 2016, respectively.

Depreciation expense was $34.9 million and $28.5 million for the six months ended June 30, 2017 and 2016, respectively, and includes depreciation of assets acquired under capital leases.

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

The carrying amounts of our transportation agreements are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	70,833	67,358
	$63,381	$66,856

Amortization expense was $3.5 million for each of the six months ended June 30, 2017 and 2016.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.3 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $2.9 million for the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $1.2 million for the six months ended June 30, 2017 and 2016. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2017, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,409,261 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted unit activity and changes during the six months ended June 30, 2017, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017 (nonvested)	123,988	$32.96
Granted	20,348	36.01
Forfeited	(17,653)	29.75
Outstanding at June 30, 2017 (nonvested)	126,683	$33.90

As of June 30, 2017, there was $1.6 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 1.0 year.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of June 30, 2017, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the six months ended June 30, 2017. Performance units granted in 2016 vest over a three-year performance period ending December 31, 2019, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the six months ended June 30, 2017, is presented below:

Performance Units	Units
Outstanding at January 1, 2017 (nonvested)	49,520
Vesting and transfer of common units to recipients	(2,262)
Forfeited	(21,228)
Outstanding at June 30, 2017 (nonvested)	26,030

The grant-date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2017, was $0.1 million. Based on the weighted average fair value of performance units outstanding at June 30, 2017, of $0.9 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 6:	Debt

Credit Agreement
At June 30, 2017, we had a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On July 27, 2017, the Credit Agreement was amended, increasing the size of the facility from $1.2 billion to $1.4 billion and extending the expiration to July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material, wholly-owned subsidiaries.  The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage.  It also limits or restricts our ability to engage in certain activities.  If, at any time prior to the expiration of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans outstanding at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of June 30, 2017.

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

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Credit Agreement
Amount outstanding	$843,000	$553,000

6% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(6,261)	(6,607)
	393,739	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,236,739	$1,243,912

Interest Rate Risk Management
We use interest rate swaps (derivative instruments) to manage our exposure to interest rate risk.

As of June 30, 2017, we had two interest rate swaps with identical terms that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances. The swaps effectively converted $150 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts matured on July 31, 2017.

We have designated these interest rate swaps as cash flow hedges. Based on our assessment of effectiveness using the change in variable cash flows method, we have determined these interest rate swaps are effective in offsetting the variability in interest payments on $150 million of our variable rate debt resulting from changes in LIBOR. Under hedge accounting, we adjust our cash flow hedges on a quarterly basis to their fair values with the offsetting fair value adjustments to accumulated other comprehensive income (loss). Also on a quarterly basis, we measure hedge effectiveness by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of our swaps against the expected future interest payments on $150 million of our variable rate debt. Any ineffectiveness is recorded directly to interest expense. As of June 30, 2017, we had no ineffectiveness on our cash flow hedges.

At June 30, 2017, we had accumulated other comprehensive income of $0.1 million that related to our current cash flow hedging instruments. Approximately $0.1 million will be transferred from accumulated other comprehensive income into interest expense as interest is paid on the underlying swap agreements during the third quarter of 2017.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
June 30, 2017
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other current assets	$63	Accumulated other comprehensive income	$63
		$63		$63

December 31, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other current assets	$91	Accumulated other comprehensive income	$91
		$91		$91

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$13,299	$10,284
6.5% Senior Notes	162	9,757
6% Senior Notes	12,000	—
Amortization of discount and deferred debt issuance costs	1,536	1,376
Commitment fees and other	720	679
Total interest incurred	27,717	22,096
Less capitalized interest	430	285
Net interest expense	$27,287	$21,811
Cash paid for interest	$33,700	$20,736

Capital Lease Obligations
Our capital lease obligations relate to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.0 million and $4.9 million as of June 30, 2017 and December 31, 2016, respectively, with accumulated depreciation of $2.9 million and $2.4 million as of June 30, 2017 and December 31, 2016, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 91% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
HFC	85%	83%	85%	82%
Alon	6%	9%	7%	8%

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2017, these agreements with HFC require minimum annualized payments to us of $322 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $93.2 million and $79.2 million for the three months ended June 30, 2017 and 2016, respectively, and $182.2 million and $162.0 million for the six months ended June 30, 2017 and 2016, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2017 and 2016, and $1.2 million for each of the six months ended June 30, 2017 and 2016.

•
We reimbursed HFC for costs of employees supporting our operations of $11.4 million and $9.5 million for the three months ended June 30, 2017 and 2016, respectively, and $22.9 million and $19.4 million for the six months ended June 30, 2017 and 2016, respectively.

•
HFC reimbursed us $1.5 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively, for expense and capital projects.

•
We distributed $31.7 million and $25.3 million for the three months ended June 30, 2017 and 2016, respectively, and $61.9 million and $49.8 million for the six months ended June 30, 2017 and 2016, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $36.6 million and $42.6 million at June 30, 2017, and December 31, 2016, respectively.

•	Accounts payable to HFC were $7.3 million and $16.4 million at June 30, 2017, and December 31, 2016, respectively.

•
Revenues for the six months ended June 30, 2017 and 2016, include $2.7 million and $5.5 million, respectively, of shortfall payments billed to HFC in 2016 and 2015, respectively. Deferred revenue in the consolidated balance sheets at June 30, 2017 and December 31, 2016, includes $5.9 million and $5.6 million, respectively, relating to certain shortfall billings to HFC. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.9 million deferred at June 30, 2017.

Note 9:	Partners’ Equity

As of June 30, 2017, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 36% ownership interest in us. Additionally, HFC owned all incentive distribution rights.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the six months ended June 30, 2017, HEP issued 1,538,452 units under this program, providing $52.4 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $1.1 million. As of June 30, 2017, HEP has issued 2,241,907 units under this program, providing $77.1 million in gross proceeds.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
General partner interest in net income	$827	$540	$1,338	$1,170
General partner incentive distribution	17,501	12,137	34,128	23,609
Net loss attributable to Predecessor	—	(1,960)	—	(3,110)
Total general partner interest in net income	$18,328	$10,717	$35,466	$21,669

Cash Distributions
Our general partner, HEP Logistics, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels.

On July 27, 2017, we announced our cash distribution for the second quarter of 2017 of $0.6325 per unit. The distribution is payable on all common and general partner units and will be paid August 14, 2017, to all unitholders of record on August 7, 2017.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
General partner interest in distribution	$1,188	$978	$2,336	$1,927
General partner incentive distribution	17,501	12,137	34,128	23,609
Total general partner distribution	18,689	13,115	36,464	25,536
Limited partner distribution	40,682	34,575	80,314	68,302
Total regular quarterly cash distribution	$59,371	$47,690	$116,778	$93,838
Cash distribution per unit applicable to limited partners	$0.6325	$0.5850	$1.2525	$1.1600

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

Net income per unit applicable to the limited partners is computed using the two-class method, because we have more than one class of participating securities.  The classes of participating securities as of June 30, 2017, included common units, general partner units and incentive distribution rights (IDRs). To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. The dilutive securities are immaterial for all periods presented.

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

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$41,335	$39,120	$66,898	$82,095
Less: General partner’s distribution declared (including IDRs)	(18,689)	(13,115)	(36,464)	(25,536)
Limited partner’s distribution declared on common units	(40,682)	(34,575)	(80,314)	(68,302)
Distributions in excess of net income attributable to the partners	$(18,036)	$(8,570)	$(49,880)	$(11,743)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended June 30, 2017
Net income attributable to the partners:
Distributions declared	$18,689	$40,682	$59,371
Distributions in excess of net income attributable to the partners	(361)	(17,675)	(18,036)
Net income attributable to the partners	$18,328	$23,007	$41,335
Weighted average limited partners' units outstanding		64,086
Limited partners' per unit interest in earnings - basic and diluted		$0.36

Three Months Ended June 30, 2016
Net income attributable to the partners:
Distributions declared	$13,115	$34,575	$47,690
Distributions in excess of net income attributable to the partners	(171)	(8,399)	(8,570)
Net income attributable to the partners	$12,944	$26,176	$39,120
Weighted average limited partners' units outstanding		58,865
Limited partners' per unit interest in earnings - basic and diluted		$0.45

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Six Months Ended June 30, 2017
Net income attributable to partnership:
Distributions declared	$36,464	$80,314	$116,778
Distributions in excess of net income attributable to partnership	(998)	(48,882)	(49,880)
Net income attributable to partnership	$35,466	$31,432	$66,898
Weighted average limited partners' units outstanding		63,602
Limited partners' per unit interest in earnings - basic and diluted		$0.49

Six Months Ended June 30, 2016
Net income attributable to partnership:
Distributions declared	$25,536	$68,302	$93,838
Distributions in excess of net income attributable to partnership	(234)	(11,509)	(11,743)
Net income attributable to partnership	$25,302	$56,793	$82,095
Weighted average limited partners' units outstanding		58,761
Limited partners' per unit interest in earnings - basic and diluted		$0.96

Note 11:	Environmental

We incurred no expenses for environmental remediation obligations for the three and six months ended June 30, 2017, and $0.2 million of expenses for the three and six months ended June 30, 2016. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.5 million and $7.1 million at June 30, 2017, and December 31, 2016, respectively, of which $4.9 million and $5.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of June 30, 2017, and December 31, 2016, our consolidated balance sheets included additional accrued environmental liabilities of $0.8 million and $0.9 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Pipelines and terminals - affiliate	$75,613	$75,004	$145,258	$153,343
Pipelines and terminals - third-party	15,991	15,718	32,600	34,882
Refinery processing units - affiliate	17,539	4,175	36,919	8,682
Total segment revenues	$109,143	$94,897	$214,777	$196,907

Segment operating income:
Pipelines and terminals	$49,164	$49,481	$95,649	$106,729
Refinery processing units	5,937	492	13,820	848
Total segment operating income	55,101	49,973	109,469	107,577
Unallocated general and administrative expenses	(2,615)	(2,863)	(5,249)	(5,954)
Interest and financing costs, net	(13,645)	(11,164)	(39,307)	(21,587)
Equity in earnings of unconsolidated affiliates	4,053	3,623	5,893	6,388
Gain (loss) on sale of assets and other	89	—	162	(8)
Income before income taxes	$42,983	$39,569	$70,968	$86,416

Capital Expenditures:
Pipelines and terminals	$12,157	$13,770	$20,286	$31,644
Refinery processing units	102	19,431	238	43,742
Total capital expenditures	$12,259	$33,201	$20,524	$75,386

	June 30, 2017	December 31, 2016
	(in thousands)
Identifiable assets:
Pipelines and terminals	$1,354,198	$1,369,756
Refinery processing units	334,796	342,506
Other	178,897	171,975
Total identifiable assets	$1,867,891	$1,884,237

Note 14:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$10,464	$5,873	$—	$16,339
Accounts receivable	—	40,497	4,483	(242)	44,738
Prepaid and other current assets	92	2,718	312	—	3,122
Total current assets	94	53,679	10,668	(242)	64,199

Properties and equipment, net	—	947,611	364,155	—	1,311,766
Investment in subsidiaries	790,632	277,591	—	(1,068,223)	—
Transportation agreements, net	—	63,381	—	—	63,381
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	163,360	—	—	163,360
Other assets	725	7,962	—	—	8,687
Total assets	$791,451	$1,770,082	$374,823	$(1,068,465)	$1,867,891

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30	$15,236	$904	$(242)	$15,928
Accrued interest	10,000	550	—	—	10,550
Deferred revenue	—	12,641	904	—	13,545
Accrued property taxes	—	1,696	2,700	—	4,396
Other current liabilities	26	3,160	3	—	3,189
Total current liabilities	10,056	33,283	4,511	(242)	47,608

Long-term debt	393,739	843,000	—	—	1,236,739
Other long-term liabilities	286	15,240	191	—	15,717
Deferred revenue	—	46,245	—	—	46,245
Class B unit	—	41,682	—	—	41,682
Equity - partners	387,370	790,632	277,591	(1,068,223)	387,370
Equity - noncontrolling interest	—	—	92,530	—	92,530
Total liabilities and equity	$791,451	$1,770,082	$374,823	$(1,068,465)	$1,867,891

Condensed Consolidating Balance Sheet

December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$301	$3,354	$—	$3,657
Accounts receivable	—	45,056	5,554	(202)	50,408
Prepaid and other current assets	11	2,633	244	—	2,888
Total current assets	13	47,990	9,152	(202)	56,953

Properties and equipment, net	—	957,045	371,350	—	1,328,395
Investment in subsidiaries	1,086,008	280,671	—	(1,366,679)	—
Transportation agreements, net	—	66,856	—	—	66,856
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	165,609	—	—	165,609
Other assets	725	9,201	—	—	9,926
Total assets	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$24,245	$2,899	$(202)	$26,942
Accrued interest	17,300	769	—	—	18,069
Deferred revenue	—	8,797	2,305	—	11,102
Accrued property taxes	—	4,514	883	—	5,397
Other current liabilities	14	3,208	3	—	3,225
Total current liabilities	17,314	41,533	6,090	(202)	64,735

Long-term debt	690,912	553,000	—	—	1,243,912
Other long-term liabilities	286	15,975	184	—	16,445
Deferred revenue	—	47,035	—	—	47,035
Class B unit	—	40,319	—	—	40,319
Equity - partners	378,234	1,086,008	280,671	(1,366,679)	378,234
Equity - noncontrolling interest	—	—	93,557	—	93,557
Total liabilities and equity	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$88,022	$5,130	$—	$93,152
Third parties	—	10,385	5,606	—	15,991
	—	98,407	10,736	—	109,143
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	30,871	3,226	—	34,097
Depreciation and amortization		15,791	4,154	—	19,945
General and administrative	865	1,750	—	—	2,615
	865	48,412	7,380	—	56,657
Operating income (loss)	(865)	49,995	3,356	—	52,486

Other income (expense):
Equity in earnings of subsidiaries	48,375	2,519	—	(50,894)	—
Equity in earnings of equity method investments	—	4,053	—	—	4,053
Interest expense	(6,175)	(7,573)	—	—	(13,748)
Interest income	—	103	—	—	103
Gain on sale of assets and other	—	87	2	—	89
	42,200	(811)	2	(50,894)	(9,503)
Income (loss) before income taxes	41,335	49,184	3,358	(50,894)	42,983
State income tax expense	—	(127)	—	—	(127)
Net income	41,335	49,057	3,358	(50,894)	42,856
Allocation of net income attributable to noncontrolling interests	—	(682)	(839)	—	(1,521)
Net income attributable to Holly Energy Partners	41,335	48,375	2,519	(50,894)	41,335
Other comprehensive income	(91)	(91)	—	91	(91)
Comprehensive income attributable to Holly Energy Partners	$41,244	$48,284	$2,519	$(50,803)	$41,244

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$74,787	$4,392	$—	$79,179
Third parties	—	11,691	4,027	—	15,718
	—	86,478	8,419	—	94,897
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	26,401	2,811	—	29,212
Depreciation and amortization	—	11,925	3,787	—	15,712
General and administrative	971	1,892	—	—	2,863
	971	40,218	6,598	—	47,787
Operating income (loss)	(971)	46,260	1,821	—	47,110

Other income (expense):
Equity in earnings of subsidiaries	45,164	1,370	—	(46,534)	—
Equity in earnings of equity method investments	—	3,623	—	—	3,623
Interest expense	(5,073)	(6,203)	—	—	(11,276)
Interest income	—	107	5	—	112
	40,091	(1,103)	5	(46,534)	(7,541)
Income before income taxes	39,120	45,157	1,826	(46,534)	39,569
State income tax expense	—	(54)	—	—	(54)
Net income	39,120	45,103	1,826	(46,534)	39,515
Allocation of net loss to Predecessor	—	1,960	—	—	1,960
Allocation of net income attributable to noncontrolling interests	—	(1,898)	(457)	—	(2,355)
Net income attributable to Holly Energy Partners	39,120	45,165	1,369	(46,534)	39,120
Other comprehensive (loss)	(142)	(142)	—	142	(142)
Comprehensive income attributable to Holly Energy Partners	$38,978	$45,023	$1,369	$(46,392)	$38,978

(1) Retrospectively adjusted as described in Note 1.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$168,798	$13,379	$—	$182,177
Third parties	—	21,388	11,212	—	32,600
	—	190,186	24,591	—	214,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	59,963	6,623	—	66,586
Depreciation and amortization	—	30,644	8,078	—	38,722
General and administrative	2,020	3,229	—	—	5,249
	2,020	93,836	14,701	—	110,557
Operating income (loss)	(2,020)	96,350	9,890	—	104,220

Other income (expense):
Equity in earnings (loss) of subsidiaries	93,658	7,420	—	(101,078)	—
Equity in earnings of equity method investments	—	5,893	—	—	5,893
Interest expense	(12,515)	(14,772)	—	—	(27,287)
Interest income	—	205	—	—	205
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain (loss) on sale of assets and other	—	159	3	—	162
	68,918	(1,095)	3	(101,078)	(33,252)
Income (loss) before income taxes	66,898	95,255	9,893	(101,078)	70,968
State income tax expense	—	(233)	—	—	(233)
Net income (loss)	66,898	95,022	9,893	(101,078)	70,735
Allocation of net income attributable to noncontrolling interests	—	(1,364)	(2,473)	—	(3,837)
Net income (loss) attributable to Holly Energy Partners	66,898	93,658	7,420	(101,078)	66,898
Other comprehensive income (loss)	(28)	(28)	—	28	(28)
Comprehensive income (loss)	$66,870	$93,630	$7,420	$(101,050)	$66,870

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$147,039	$14,986	$—	$162,025
Third parties	—	22,423	12,459	—	34,882
	—	169,462	27,445	—	196,907
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	51,225	5,842	—	57,067
Depreciation and amortization	—	24,718	7,545	—	32,263
General and administrative	2,136	3,818	—	—	5,954
	2,136	79,761	13,387	—	95,284
Operating income (loss)	(2,136)	89,701	14,058	—	101,623

Other income (expense):
Equity in earnings (loss) of subsidiaries	94,154	10,553	—	(104,707)	—
Equity in earnings of equity method investments	—	6,388	—	—	6,388
Interest expense	(10,140)	(11,671)	—	—	(21,811)
Interest income	—	212	12	—	224
Gain (loss) on sale of assets and other	—	(9)	1	—	(8)
	84,014	5,473	13	(104,707)	(15,207)
Income (loss) before income taxes	81,878	95,174	14,071	(104,707)	86,416
State income tax expense	—	(149)	—	—	(149)
Net income (loss)	81,878	95,025	14,071	(104,707)	86,267
Allocation of net loss to Predecessor		3,110	—	—	3,110
Allocation of net income attributable to noncontrolling interests	—	(3,764)	(3,518)	—	(7,282)
Net income (loss) attributable to Holly Energy Partners	81,878	94,371	10,553	(104,707)	82,095
Other comprehensive income (loss)	(595)	(595)	—	595	(595)
Comprehensive income (loss)	$81,283	$93,776	$10,553	$(104,112)	$81,500

(1) Retrospectively adjusted as described in Note 1.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,412)	$122,060	$19,373	$(7,420)	$113,601

Cash flows from investing activities
Additions to properties and equipment	—	(17,670)	(2,854)	—	(20,524)
Distributions from UNEV in excess of earnings	—	3,080	—	(3,080)	—
Proceeds from sale of assets	—	635	—	—	635
Distributions in excess of equity in earnings of equity investments	—	1,654	—	—	1,654
	—	(12,301)	(2,854)	(3,080)	(18,235)

Cash flows from financing activities
Net borrowings under credit agreement	—	290,000	—	—	290,000
Net intercompany financing activities	389,005	(389,005)	—	—	—
Proceeds from issuance of common units	52,383	251	—	—	52,634
Contribution from general partner	1,072	(77)	—	—	995
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Distributions to HEP unitholders	(112,195)	—	—	—	(112,195)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Distributions to noncontrolling interests	—	—	(14,000)	10,500	(3,500)
Other	—	(765)	—	—	(765)
	20,412	(99,596)	(14,000)	10,500	(82,684)

Cash and cash equivalents
Increase for the period	—	10,163	2,519	—	12,682
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$10,464	$5,873	$—	$16,339

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(10,608)	$110,255	$19,155	$(7,500)	$111,302

Cash flows from investing activities
Additions to properties and equipment	—	(18,440)	(14,227)	—	(32,667)
Purchase of Woods Cross refinery processing units	—	(42,718)	—	—	(42,718)
Purchase of Cheyenne Pipeline	—	(42,500)	—	—	(42,500)
Proceeds from sale of assets	—	18	—	—	18
Distributions in excess of equity in earnings of equity investments	—	1,496	—	—	1,496
	—	(102,144)	(14,227)	—	(116,371)

Cash flows from financing activities
Net repayments under credit agreement	—	74,000	—	—	74,000
Net intercompany financing activities	86,789	(86,789)	—	—	—
Proceeds from issuance of common units	14,586	(896)	—	—	13,690
Distributions to HEP unitholders	(91,109)	—	—	—	(91,109)
Distributions to noncontrolling interests	—	—	(10,000)	7,500	(2,500)
Contributions from general partner for Osage	31,285	(31,285)	—	—	—
Distributions to HFC for Tulsa Tank acquisition	(30,378)	(9,122)	—	—	(39,500)
Distribution to HFC for Osage	—	(1,245)	—	—	(1,245)
Contribution from HFC for acquisitions	99	45,608	—	—	45,707
Contributions from general partner	120	—	—	—	120
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing costs	—	(3,084)	—	—	(3,084)
Other	—	(357)	—	—	(357)
	10,608	(13,170)	(10,000)	7,500	(5,062)

Cash and cash equivalents
Decrease for the period	—	(5,059)	(5,072)	—	(10,131)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$393	$4,487	$—	$4,882

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage, loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned a 36% interest in us, including the 2% general partnership interest, as of June 30, 2017.

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

On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $39.5 million. In 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on HFC’s balance sheet and were depreciated for accounting purposes. In connection with this transaction, we entered into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC. As of June 30, 2017, these commitments provide minimum annualized revenues of $6 million.

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

Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC. As of June 20, 2017 these commitments provide minimum annualized revenues of $57 million.

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

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2017, these agreements with HFC require minimum annualized payments to us of $322 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product, which expires in 2022. As of June 30, 2017, these agreements with Alon require minimum annualized payments to us of $33 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the six months ended June 30, 2017 and 2016. These results have been adjusted to include the combined results of our Predecessor. See Note 1 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation

	Three Months Ended June 30,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,432	$19,392	$40
Affiliates—intermediate pipelines	7,250	6,780	470
Affiliates—crude pipelines	16,919	18,581	(1,662)
	43,601	44,753	(1,152)
Third parties—refined product pipelines	11,647	11,434	213
	55,248	56,187	(939)
Terminals, tanks and loading racks:
Affiliates	32,012	30,250	1,762
Third parties	4,344	4,285	59
	36,356	34,535	1,821

Affiliates—refinery processing units	17,539	4,175	13,364

Total revenues	109,143	94,897	14,246
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,097	29,212	4,885
Depreciation and amortization	19,945	15,712	4,233
General and administrative	2,615	2,863	(248)
	56,657	47,787	8,870
Operating income	52,486	47,110	5,376
Other income (expense):
Equity in earnings of equity method investments	4,053	3,623	430
Interest expense, including amortization	(13,748)	(11,276)	(2,472)
Interest income	103	112	(9)
Gain on sale of assets and other	89	—	89
	(9,503)	(7,541)	(1,962)
Income before income taxes	42,983	39,569	3,414
State income tax expense	(127)	(54)	(73)
Net income	42,856	39,515	3,341
Allocation of net loss to Predecessor	—	1,960	(1,960)
Allocation of net income attributable to noncontrolling interests	(1,521)	(2,355)	834
Net income attributable to the partners	41,335	39,120	2,215
General partner interest in net income attributable to the partners (1)	(18,328)	(12,677)	(5,651)
Limited partners’ interest in net income	$23,007	$26,443	$(3,436)
Limited partners’ earnings per unit—basic and diluted (1)	$0.36	$0.45	$(0.09)
Weighted average limited partners’ units outstanding	64,086	58,865	5,221
EBITDA (2)	$75,052	$66,047	$9,005
Distributable cash flow (3)	$60,908	$55,709	$5,199

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	134,357	125,535	8,822
Affiliates—intermediate pipelines	151,683	135,165	16,518
Affiliates—crude pipelines	269,418	278,414	(8,996)
	555,458	539,114	16,344
Third parties—refined product pipelines	71,612	74,386	(2,774)
	627,070	613,500	13,570
Terminals and loading racks:
Affiliates	461,329	418,233	43,096
Third parties	67,657	71,415	(3,758)
	528,986	489,648	39,338

Affiliates—refinery processing units	67,310	50,376	16,934

Total for pipelines and terminal and refiney processing unit assets (bpd)	1,223,366	1,153,524	69,842

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$37,176	$44,574	$(7,398)
Affiliates—intermediate pipelines	12,534	14,193	(1,659)
Affiliates—crude pipelines	33,800	36,072	(2,272)
	83,510	94,839	(11,329)
Third parties—refined product pipelines	24,185	26,200	(2,015)
	107,695	121,039	(13,344)
Terminals, tanks and loading racks:
Affiliates	61,748	58,503	3,245
Third parties	8,415	8,683	(268)
	70,163	67,186	2,977

Affiliates—refinery processing units	36,919	8,682	28,237

Total revenues	214,777	196,907	17,870
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	66,586	57,067	9,519
Depreciation and amortization	38,722	32,263	6,459
General and administrative	5,249	5,954	(705)
	110,557	95,284	15,273
Operating income	104,220	101,623	2,597
Other income (expense):
Equity in earnings of equity method investments	5,893	6,388	(495)
Interest expense, including amortization	(27,287)	(21,811)	(5,476)
Interest income	205	224	(19)
Loss on early extinguishment of debt	(12,225)	—	(12,225)
Gain (loss) on sale of assets	162	(8)	170
	(33,252)	(15,207)	(18,045)
Income before income taxes	70,968	86,416	(15,448)
State income tax expense	(233)	(149)	(84)
Net income	70,735	86,267	(15,532)
Allocation of net loss to Predecessor	—	3,110	(3,110)
Allocation of net income attributable to noncontrolling interests	(3,837)	(7,282)	3,445
Net income attributable to the partners	66,898	82,095	(15,197)
General partner interest in net income attributable to the partners (1)	(35,466)	(24,779)	(10,687)
Limited partners’ interest in net income	$31,432	$57,316	$(25,884)
Limited partners’ earnings per unit—basic and diluted (1)	$0.49	$0.96	$(0.47)
Weighted average limited partners’ units outstanding	63,602	58,761	4,841
EBITDA (2)	$145,160	$135,973	$9,187
Distributable cash flow (3)	$118,197	$111,075	$7,122

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	120,886	128,983	(8,097)
Affiliates—intermediate pipelines	128,143	136,288	(8,145)
Affiliates—crude pipelines	269,155	282,923	(13,768)
	518,184	548,194	(30,010)
Third parties—refined product pipelines	78,339	76,360	1,979
	596,523	624,554	(28,031)
Terminals and loading racks:
Affiliates	418,365	387,628	30,737
Third parties	68,646	76,370	(7,724)
	487,011	463,998	23,013

Affiliates—refinery processing units	65,082	46,409	18,673

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,148,616	1,134,961	13,655

Table of Contentsril 19,

	June 30, 2017	December 31, 2016
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$16,339	$3,657
Working capital (deficit)	$16,591	$(7,782)
Total assets	$1,867,891	$1,884,237
Long-term debt	$1,236,739	$1,243,912
Partners’ equity (5)	$387,370	$378,234

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$41,335	$39,120	$66,898	$82,095
Add (subtract):
Interest expense	12,982	10,493	25,751	20,435
Interest income	(103)	(112)	(205)	(224)
Amortization of discount and deferred debt issuance costs	766	783	1,536	1,376
Loss on early extinguishment of debt	—	—	12,225	—
State income tax expense	127	54	233	149
Depreciation and amortization	19,945	15,712	38,722	32,263
Predecessor depreciation and amortization	—	(3)	—	(121)
EBITDA	$75,052	$66,047	$145,160	$135,973

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

Table of Contentsril 19,

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$41,335	$39,120	$66,898	$82,095
Add (subtract):
Depreciation and amortization	19,945	15,712	38,722	32,263
Amortization of discount and deferred debt issuance costs	766	783	1,536	1,376
Loss on early extinguishment of debt	—	—	12,225	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,524	1,731	2,701	(1,927)
Maintenance capital expenditures (4)	(2,242)	(2,661)	(3,067)	(4,322)
Decrease in environmental liability	(313)	(113)	(559)	(442)
Decrease in reimbursable deferred revenue	(923)	(628)	(1,848)	(1,155)
Other non-cash adjustments	816	1,768	1,589	3,308
Predecessor depreciation and amortization	—	(3)	—	(121)
Distributable cash flow	$60,908	$55,709	$118,197	$111,075

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

Results of Operations—Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Summary
Net income attributable to the partners for the second quarter was $41.3 million ($0.36 per basic and diluted limited partner unit) compared to $39.1 million ($0.45 per basic and diluted limited partner unit) for the second quarter of 2016. The increase in earnings is primarily due to increased operating income from our Woods Cross refinery processing units of $4.5 million offset by higher interest expense of $2.5 million.

Our major shippers are obligated to make deficiency payments to us if they do not exceed their minimum volume shipping obligations. Revenues for the three months ended June 30, 2017, include the recognition of $0.6 million of prior shortfalls billed to shippers in 2016 compared to revenues for the three months ended June 30, 2016, which included the recognition of $0.3 million of prior shortfalls billed to shippers in 2015. Additional net shortfall billings of $2.4 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2017. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $109.1 million, an increase of $14.2 million compared to the second quarter of 2016 primarily due to revenues of $12.9 million from the Woods Cross refinery processing units. Overall pipeline volumes were up 2% compared to the three months ended June 30, 2016, largely due to an increase in intermediate pipeline shipments.

Revenues from our refined product pipelines were $31.1 million, an increase of $0.3 million compared to the second quarter of 2016, and shipments averaged 206.0 mbpd compared to 199.9 mbpd for the second quarter of 2016. Revenues and volumes both increased primarily due to higher spot sales on our UNEV pipeline, offset by lower throughput on the Alon system.

Table of Contentsril 19,

Revenues from our intermediate pipelines were $7.3 million, an increase of $0.5 million, on shipments averaging 151.7 mbpd compared to 135.2 mbpd for the second quarter of 2016. These volume increases were principally due to (a) 10.8 mbpd increase on HFC's Tulsa refinery ("Tulsa") interconnect lines and (b) 5.7 mbpd increase in HFC's Navajo refinery ("Navajo") intermediate lines due to increased refinery crude rate after their second quarter 2017 turnaround. These volume increases were offset by deferred revenue.
Revenues from our crude pipelines were $16.9 million, a decrease of $1.7 million, on shipments averaging 269.4 mbpd compared to 278.4 mbpd for the second quarter of 2016. Revenues decreased mainly due to a decrease in deferred revenue realized.

Revenues from terminal, tankage and loading rack fees were $36.4 million, an increase of $1.8 million compared to the second quarter of 2016. Refined products terminalled in the facilities averaged 529.0 mbpd compared to 489.6 mbpd for the second quarter of 2016. The volume and revenue increases are mainly due to increased throughput at our Tulsa tankage and loading racks, Cheyenne loading racks, and UNEV Pipeline, LLC terminals.

Revenues from refinery processing units were $17.5 million, an increase of $13.4 million on throughputs averaging 67.3 mbpd compared to 50.4 mbpd for the second quarter of 2016. This increase in revenue and volume is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended June 30, 2017, increased by $4.9 million compared to the three months ended June 30, 2016. The increase is mainly due to an additional $5.5 million in operating expenses from the newly acquired Woods Cross refinery processing units offset by lower maintenance project costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2017, increased by $4.2 million compared to the three months ended June 30, 2016. The increase is principally due to depreciation from our newly acquired Woods Cross refinery processing units.

General and Administrative
General and administrative costs for the three months ended June 30, 2017, decreased by $0.2 million compared to the three months ended June 30, 2016, mainly due to lower employee compensation expense.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2017	2016
	(in thousands)
SLC Pipeline LLC	$906	$1,089
Frontier Aspen LLC	1,587	938
Osage Pipe Line Company, LLC	568	1,233
Cheyenne Pipeline LLC	992	363
Total	$4,053	$3,623

Interest Expense
Interest expense for the three months ended June 30, 2017, totaled $13.7 million, an increase of $2.5 million compared to the three months ended June 30, 2016. The increase is due to the offering of $400 million aggregate principal amount of our 6% Senior Notes in July 2016 and a higher balance outstanding on our senior secured revolving credit facility. Our aggregate effective interest rates were 4.4% and 4.2% for the three months ended June 30, 2017 and 2016, respectively.

State Income Tax
We recorded state income tax expense of $127,000 and $54,000 for the three months ended June 30, 2017 and 2016, respectively. All tax expense is solely attributable to the Texas margin tax.

Table of Contentsril 19,

Results of Operations—Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2017, was $66.9 million compared to $82.1 million for the six months ended June 30, 2016. The decrease in earnings is primarily due to (a) a charge of $12.2 million related to the early redemption of our previously outstanding $300 million, 6.5% Senior Notes (the “6.5% Senior Notes”), due in 2020, (b) a reduction in pipeline revenues primarily driven by a turnaround at HFC’s Navajo refinery, (c) higher interest expense and (d) lower equity in earnings from equity method investments caused by an outage on the SLC pipeline offset by (e) earnings from our Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Revenues for the six months ended June 30, 2017, include the recognition of $2.7 million of prior shortfalls billed to shippers in 2016 as they did not exceed their minimum volume commitments within the contractual make-up period. Additional net shortfall billings of $5.1 million associated with certain guaranteed shipping contracts were deferred during the six months ended June 30, 2017. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the six months ended June 30, 2017, were $214.8 million, a $17.9 million increase compared to the six months ended June 30, 2016. The increase is primarily attributable to the $27.6 million of revenue recorded for the Woods Cross refinery processing units acquired in the fourth quarter of 2016, offset by a $7.9 million decrease in revenues around assets serving HFC's Navajo refinery due to the substantial turnaround at the Navajo refinery during the first quarter of 2017. Overall pipeline volumes were down 4.5% compared to the six months ended June 30, 2016.

Revenues from our refined product pipelines were $61.4 million, a decrease of $9.4 million, on shipments averaging 199.2 mbpd compared to 205.3 mbpd for the six months ended June 30, 2016. Revenues and volumes both decreased mainly due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.

Revenues from our intermediate pipelines were $12.5 million, a decrease of $1.7 million, on shipments averaging 128.1 mbpd compared to 136.3 mbpd for the six months ended June 30, 2016. These volume decreases were primarily due to the turnaround at HFC's Navajo refinery, offset by increases on both the Tulsa and Navajo interconnect lines.

Revenues from our crude pipelines were $33.8 million, a decrease of $2.3 million, on shipments averaging 269.2 mbpd compared to 282.9 mbpd for the six months ended June 30, 2016. Revenues and volumes decreased principally due to HFC's Navajo refinery turnaround in the first quarter of 2017 and a decrease in deferred revenue recognized.

Revenues from terminal, tankage and loading rack fees were $70.2 million, an increase of $3.0 million compared to the six months ended June 30, 2016. Refined products terminalled in the facilities averaged 487.0 mbpd compared to 464.0 mbpd for the six months ended June 30, 2016. The volume and revenue increases are mainly due to our Tulsa crude tanks acquired on the last day of the first quarter of 2016 offset by the transfer of the El Paso terminal to HollyFrontier in the first quarter of 2016.

Revenues from refinery processing units were $36.9 million, an increase of $28.2 million on throughputs averaging 65.1 mbpd compared to 46.4 mbpd for the six months ended June 30, 2016. The increases in revenue and volume is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Revenues for the six months ended June 30, 2017, include the recognition of $2.7 million of prior shortfalls billed to shippers in 2016 as they did not exceed their minimum volume commitments within the contractual make-up period.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2017, increased by $9.5 million compared to the six months ended June 30, 2016. The increase is primarily due to operating expenses for our newly acquired Woods Cross refinery processing units partially offset by lower environmental costs and maintenance project expenses.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2017, increased by $6.5 million compared to the six months ended June 30, 2016. The increase is mainly due to depreciation from the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Table of Contentsril 19,

General and Administrative
General and administrative costs for the six months ended June 30, 2017, decreased $0.7 million compared to the six months ended June 30, 2016, mainly due to decreased incentive compensation.

Equity in Earnings of Equity Method Investments
In the first quarter of 2017, the SLC Pipeline was proactively shut down for a period of 28 days due to land movement along the right-of-way at Mountain Green, Utah. This not only impacted shipments of crude on the SLC Pipeline, but also crude shipments on the connected Frontier Pipeline. This shutdown is primarily responsible for a $1.4 million decrease in our equity in earnings related to SLC Pipeline LLC and Frontier Aspen LLC, shown below in the summary chart, which displays all our earnings in equity method investments:

	Six Months Ended June 30,
Equity Method Investments	2017	2016
	(in thousands)
SLC Pipeline LLC	$1,024	$2,114
Frontier Aspen, LLC	2,151	2,463
Osage Pipe Line Company, LLC	770	1,448
Cheyenne Pipeline LLC	1,948	363
Total	$5,893	$6,388

Interest Expense
Interest expense for the six months ended June 30, 2017, totaled $27.3 million, an increase of $5.5 million compared to the six months ended June 30, 2016. The increase is primarily due to the $400 million 6% Senior Notes issued July 19, 2016, and a higher average balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.3% and 4.2% for the six months ended June 30, 2017 and 2016, respectively.

Loss on Early Extinguishment of Debt
A loss on early extinguishment of debt of $12.2 million was recognized upon redemption of our $300 million aggregate principal amount of 6.5% Senior Notes at a cost of $309.8 million on January 4, 2017. The loss related to the premium paid to noteholders upon their tender of an aggregate principal amount of $300 million and related financing costs that were previously deferred.

State Income Tax
We recorded state income tax expense of $233,000 and $149,000 for the six months ended June 30, 2017 and 2016, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At June 30, 2017, we had a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On July 27, 2017, the Credit Agreement was amended, increasing the size of the facility from $1.2 billion to $1.4 billion and extending the expiration to July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

During the six months ended June 30, 2017, we received advances totaling $479.0 million and repaid $189.0 million, resulting in a net increase of $290.0 million under the Credit Agreement and an outstanding balance of $843.0 million at June 30, 2017. We have no letters of credit outstanding under the Credit Agreement at June 30, 2017, and the available capacity under the Credit Agreement is $357.0 million at June 30, 2017. Amounts repaid under our credit facility may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the six months ended June 30, 2017, HEP issued 1,538,452 units under this program, providing approximately $52.4 million in net proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of June 30, 2017, HEP has issued 2,241,907 units under this program, providing $77.1 million in gross proceeds.

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

In February and May, we paid regular quarterly cash distributions of $0.6075 and $0.6200, respectively, on all units in an aggregate amount of $112.2 million including $32.2 million of incentive distribution payments to our general partner.

Cash and cash equivalents increased by $12.7 million during the six months ended June 30, 2017. The cash flows provided by operating activities of $113.6 million were greater than the cash flows used for financing activities of $82.7 million and investing activities of $18.2 million. Working capital increased by $24.4 million to $16.6 million at June 30, 2017, from a negative $7.8 million at December 31, 2016.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $2.3 million from $111.3 million for the six months ended June 30, 2016, to $113.6 million for the six months ended June 30, 2017. This increase is due principally to higher cash receipts for services performed partially offset by higher payments for interest and operating expenses in the six months ended June 30, 2017, as compared to the prior year.

Cash Flows—Investing Activities
Cash flows used for investing activities were $18.2 million for the six months ended June 30, 2017, compared to $116.4 million for the six months ended June 30, 2016, a decrease of $98.1 million. During the six months ended June 30, 2017 and 2016, we invested $20.5 million and $32.7 million in additions to properties and equipment, respectively. During the six months ended June 30, 2017 and 2016, we also received $1.7 million and $1.5 million for distributions in excess of equity in earnings of equity investments, respectively. Additionally, we have retrospectively adjusted our historical financial results for the six months ended June 30, 2016, to include the Woods Cross refinery processing units as we are under common control of HFC. Therefore, the cash flows from investing activities reflect outflows of $42.7 million for the Woods Cross refinery processing units and $42.5 million for the purchase of a 50% interest in the Cheyenne Pipeline during the six months ended June 30, 2016.

Cash Flows—Financing Activities
Cash flows used for financing activities were $82.7 million for the six months ended June 30, 2017, compared to $5.1 million for the six months ended June 30, 2016, an increase of $77.6 million. During the six months ended June 30, 2017, we received $479.0 million and repaid $189.0 million in advances under the Credit Agreement. We redeemed our 6.5% Senior Notes at a redemption cost of $309.8 million. We also received proceeds of $52.6 million from the issuance of common units under our continuous offering program. Additionally, we paid $112.2 million in regular quarterly cash distributions to our general and limited partners and $3.5 million to our noncontrolling interest. During the six months ended June 30, 2016, we paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016. We received $239.0 million and repaid $165.0 million in advances under the Credit Agreement. We paid $91.1 million in regular quarterly cash distributions to our general and limited partners, distributed $2.5 million to our noncontrolling interest, and paid $3.1 million in deferred financing charges to amend our credit agreement. We also received proceeds of $13.7 million from the issuance of common units under our continuous offering program. In addition, we received $45.7 million for Woods Cross processing units expenditures from HFC.

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

Credit Agreement
At June 30, 2017, we had a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in November 2018. On July 27, 2017, the Credit Agreement was amended, increasing the size of the facility from $1.2 billion to $1.4 billion and extending the expiration to July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material, wholly-owned subsidiaries.  The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage.  It also limits or restricts our ability to engage in certain activities.  If, at any time prior to the expiration of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans outstanding at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of June 30, 2017.

Table of Contentsril 19,

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

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Credit Agreement	$843,000	$553,000

6% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(6,261)	(6,607)
	393,739	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,236,739	$1,243,912

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2017 and 2016. Historically, the PPI has increased an average of 0.2% annually over the past five calendar years, including a decrease of 1.0% in 2016.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2017, we have an accrual of $6.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, and the purchase of HFC’s Woods Cross refinery units on October 1, 2016, we reduced net income by $2.0 million and $3.1 million for the three and six months ended June 30, 2016, respectively. These reductions had no impact on the historical earnings per unit as they were allocated to the general partner.

Table of Contentsril 19,

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

As of June 30, 2017, we had two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150.0 million of Credit Agreement advances. The swaps effectively converted $150.0 million of our LIBOR based debt to fixed rate debt having an interest rate of 0.74% plus an applicable margin of 2.25% as of June 30, 2017, which equaled an effective interest rate of 2.99%. Both of these swap contracts matured on July 31, 2017.

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

At June 30, 2017, we had an outstanding principal balance of $400 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At June 30, 2017, the fair value of our 6% Senior Notes was $418.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at June 30, 2017, would result in a change of approximately $12.6 million in the fair value of the underlying 6% Senior Notes.

Table of Contentsril 19,

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2017, borrowings outstanding under the Credit Agreement were $843 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at a reasonable level of assurance.

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

The Exhibit Index on page 49 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of the Quarterly Report on Form 10-Q.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 2, 2017	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2017	/s/ Kenneth P. Norwood
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

4.1*
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, the Registrant, Holly Energy Finance Corp., the other guarantors therein and U.S. Bank, National Association, as trustee.

10.1
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated as of January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC.  (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, File No. 1-32225).

10.2
Amendment to Master Tolling Agreement, dated as of January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC.  (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, File No. 1-32225).

10.3
Third Amended and Restated Credit Agreement, dated July 26, 2017, by and among the Registrant, certain of its affiliates as guarantors, Wells Fargo Bank, National Association and certain other leaders party thereto (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K, dated July 31, 2017,File no. 1-32225).

10.4*
Amendment to Equity Distribution Agreement, dated as of July 28, 2017, by and among the Registrant, HEP Logistics Holdings, L.P., Holly Logistics Services, L.L.C. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

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

Table of Contentsril 19,

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.