Form 10-Q
period 2017-09-30
HOLLY ENERGY PARTNERS LP
filed 2017-11-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s outstanding common units at October 31, 2017, was 64,318,955.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation, Alon USA, Inc. and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities or containing our processing units;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist attacks and the consequences of any such attacks;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,476	$3,657
Accounts receivable:
Trade	7,330	7,846
Affiliates	42,753	42,562
	50,083	50,408
Prepaid and other current assets	2,295	2,888
Total current assets	59,854	56,953

Properties and equipment, net	1,307,093	1,328,395
Transportation agreements, net	61,644	66,856
Goodwill	256,498	256,498
Equity method investments	163,873	165,609
Other assets	16,880	9,926
Total assets	$1,865,842	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$13,584	$10,518
Affiliates	9,559	16,424
	23,143	26,942

Accrued interest	5,527	18,069
Deferred revenue	14,827	11,102
Accrued property taxes	7,487	5,397
Other current liabilities	3,492	3,225
Total current liabilities	54,476	64,735

Long-term debt	1,245,066	1,243,912
Other long-term liabilities	15,477	16,445
Deferred revenue	46,405	47,035

Class B unit	42,412	40,319

Equity:
Partners’ equity:
Common unitholders (64,318,955 and 62,780,503 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	520,709	510,975
General partner interest (2% interest)	(149,994)	(132,832)
Accumulated other comprehensive income	—	91
Total partners’ equity	370,715	378,234
Noncontrolling interest	91,291	93,557
Total equity	462,006	471,791
Total liabilities and equity	$1,865,842	$1,884,237

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Revenues:
Affiliates	$95,138	$77,398	$277,316	$239,423
Third parties	15,226	15,212	47,826	50,094
	110,364	92,610	325,142	289,517
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	35,998	32,101	102,584	89,168
Depreciation and amortization	19,007	18,920	57,729	51,183
General and administrative	3,623	2,664	8,872	8,618
	58,628	53,685	169,185	148,969
Operating income	51,736	38,925	155,957	140,548

Other income (expense):
Equity in earnings of equity method investments	5,072	3,767	10,965	10,155
Interest expense	(14,072)	(14,447)	(41,359)	(36,258)
Interest income	101	108	306	332
Loss on early extinguishment of debt	—	—	(12,225)	—
Gain on sale of assets and other	155	112	317	104
	(8,744)	(10,460)	(41,996)	(25,667)
Income before income taxes	42,992	28,465	113,961	114,881
State income tax benefit (expense)	69	(61)	(164)	(210)
Net income	43,061	28,404	113,797	114,671
Allocation of net loss attributable to Predecessor	—	7,547	—	10,657
Allocation of net income attributable to noncontrolling interests	(990)	(1,166)	(4,827)	(8,448)
Net income attributable to the partners	42,071	34,785	108,970	116,880
General partner interest in net income attributable to the partners	419	(15,222)	(35,047)	(40,001)
Limited partners’ interest in net income	$42,490	$19,563	$73,923	$76,879
Limited partners’ per unit interest in earnings—basic and diluted	$0.66	$0.33	$1.16	$1.29
Weighted average limited partners’ units outstanding	64,319	59,223	63,845	58,895

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Net income	$43,061	$28,404	$113,797	$114,671

Other comprehensive income:
Change in fair value of cash flow hedging instruments	1	201	88	(737)
Reclassification adjustment to net income on partial settlement of cash flow hedge	(64)	95	(179)	438
Other comprehensive income (loss)	(63)	296	(91)	(299)
Comprehensive income before noncontrolling interest	42,998	28,700	113,706	114,372
Allocation of net loss attributable to Predecessor	—	7,547	—	10,657
Allocation of comprehensive income to noncontrolling interests	(990)	(1,166)	(4,827)	(8,448)
Comprehensive income attributable to Holly Energy Partners	$42,008	$35,081	$108,879	$116,581

(1) Retrospectively adjusted as described in Note 1.

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016 (1)
Cash flows from operating activities
Net income	$113,797	$114,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,729	51,183
(Gain) loss on sale of assets	(269)	(121)
Amortization of deferred charges	2,317	2,294
Amortization of restricted and performance units	1,908	1,865
Earnings distributions greater (less) than income from equity investments	513	(1,370)
Loss on early extinguishment of debt	12,225	—
(Increase) decrease in operating assets:
Accounts receivable—trade	516	1,521
Accounts receivable—affiliates	(191)	2,971
Prepaid and other current assets	593	814
Increase (decrease) in operating liabilities:
Accounts payable—trade	3,393	(5,757)
Accounts payable—affiliates	(6,866)	1,589
Accrued interest	(12,543)	441
Deferred revenue	3,096	6,288
Accrued property taxes	2,090	3,199
Other current liabilities	(99)	(1,020)
Other, net	(750)	(594)
Net cash provided by operating activities	177,459	177,974

Cash flows from investing activities
Additions to properties and equipment	(30,675)	(48,224)
Purchase of Woods Cross refinery processing units	—	(47,891)
Purchase of interest in Cheyenne Pipeline	—	(42,550)
Proceeds from sale of assets	794	210
Distributions in excess of equity in earnings of equity investments	1,224	1,685
Other	—	(351)
Net cash used for investing activities	(28,657)	(137,121)

Cash flows from financing activities
Borrowings under credit agreement	628,000	310,500
Repayments of credit agreement borrowings	(431,000)	(642,500)
Proceeds from issuance of Senior Notes	101,750	394,000
Redemption of 6.5% Senior Notes	(309,750)	—
Proceeds from issuance of common units	52,285	22,791
Distributions to HEP unitholders	(171,560)	(138,798)
Distributions to noncontrolling interest	(5,000)	(3,750)
Distribution to HFC for Tulsa tank acquisition	—	(39,500)
Distribution to HFC for Osage acquisition	—	(1,245)
Distribution to HFC for El Dorado tanks	(103)	—
Contributions from HFC for acquisitions	—	55,027
Contributions from general partner	1,072	470
Purchase of units for incentive grants	—	(784)
Deferred financing costs	(9,453)	(3,930)
Other	(1,224)	(939)
Net cash used by financing activities	(144,983)	(48,658)

Cash and cash equivalents
Increase (decrease) for the period	3,819	(7,805)
Beginning of period	3,657	15,013
End of period	$7,476	$7,208
(1) Retrospectively adjusted as described in Note 1.
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity

Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791
Issuance of common units	52,285	—	—	—	52,285
Contribution from HFC	—	1,072	—	—	1,072
Distribution to HFC for acquisition	—	(103)	—	—	(103)
Distributions to HEP unitholders	(118,424)	(53,136)	—	—	(171,560)
Distributions to noncontrolling interest	—	—	—	(5,000)	(5,000)
Amortization of restricted and performance units	1,908	—	—	—	1,908
Class B unit accretion	(2,051)	(42)	—	—	(2,093)
Net income	76,016	35,047	—	2,734	113,797
Other comprehensive income	—	—	(91)	—	(91)
Balance September 30, 2017	$520,709	$(149,994)	$—	$91,291	$462,006

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership which is 36% owned (including the 2% general partner interest) by HollyFrontier Corporation (“HFC”) and its subsidiaries as of September 30, 2017. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

On October 31, 2017, we closed the restructuring transaction set forth in the definitive agreement with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics are canceled, and HEP Logistics' 2% general partner interest in HEP is converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HFC agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration are eligible to receive distributions. As of October 31, 2017, HFC held approximately 59.6 million HEP common units, representing approximately 59% of the outstanding common units. As a result of this transaction, no distributions will be made on the general partner interest after October 31, 2017.

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc.’s (“Alon”) refinery in Big Spring, Texas. As of September 30, 2017, we owned a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Frontier Aspen LLC (“Frontier Aspen”), a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC and a 25% interest in SLC Pipeline LLC (“SLC Pipeline”).

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

Woods Cross Operating
Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278 million. The consideration was funded with $103 million in proceeds from the private placement of 3,420,000 common units with the balance funded with borrowings under our credit facility. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC. As of September 30, 2017, these commitments provide minimum annualized revenues of $57 million.

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

The following tables present lines in our previously reported income statement for the three and nine months ended September 30, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported income statement for the three and nine months ended September 30, 2016. However, the presentation of the Tulsa Tanks’ Predecessor transactions have been modified as shown in the table below.

	Three Months Ended September 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$27,954	$—	$4,147	$32,101
Depreciation and amortization	15,520	—	3,400	18,920
Allocation of net loss attributable to predecessor	—	—	7,547	7,547

	Nine Months Ended September 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Tulsa Tanks	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
	(In Thousands)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	$82,131	$—	$7,037	$89,168
Depreciation and amortization	47,780	—	3,403	51,183
Allocation of net loss attributable to predecessor	—	217	10,440	10,657

The following tables present lines in our previously reported cash flows for the nine months ended September 30, 2016, that were impacted by Predecessor transactions, and retrospectively adjusts only the acquisition of Woods Cross Operating as the Tulsa Tanks acquisition included Predecessor transactions in the previously reported cash flows for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
	Holly Energy Partners, L.P.(Previously reported)	Woods Cross Operating	Holly Energy Partners, L.P. (Currently reported)
Cash flows from operating activities	(In Thousands)
Net income	$125,111	$(10,440)	$114,671
Depreciation and amortization	47,780	3,403	51,183
Net cash provided (used) by operating activities	$185,011	$(7,037)	$177,974

Cash flows from investing activities
Purchase of Woods Cross refinery processing units	$—	$(47,891)	$(47,891)
Net cash used for investing activities	$(89,230)	$(47,891)	$(137,121)

Cash flows from financing activities
Contributions from HFC for acquisitions	$99	$54,928	$55,027
Net cash provided (used) by financing activities	$(103,586)	$54,928	$(48,658)

SLC Pipeline and Frontier Aspen
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline and the remaining 50% interest in Frontier Aspen from subsidiaries of Plains All American Pipeline, L.P. (“Plains”), for total consideration of $250 million. As of September 30,

2017, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

This acquisition will accounted for as a business combination achieved in stages with the consideration allocated to the acquisition date fair value of assets and liabilities acquired. The preexisting equity interests in SLC Pipeline and Frontier Aspen will be remeasured at acquisition date fair value since we will have a controlling interest, and we expect to recognize a gain on the remeasurement in the fourth quarter of 2017.

SLC Pipeline is the owner of a 95-mile crude pipeline that transports crude oil into the Salt Lake City area from the Utah terminal of the Frontier Pipeline and from Wahsatch Station. Frontier Aspen is the owner of a 289-mile crude pipeline from Casper, Wyoming to Frontier Station, Utah that supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, and the purchase of HFC’s Woods Cross refinery units on October 1, 2016, we reduced net income by $7.5 million and $10.7 million for the three and nine months ended September 30, 2016. These reductions had no impact on the historical earnings per limited partner unit as they were allocated to the general partner.

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

The carrying amounts and estimated fair values of our senior notes and interest rate swaps were as follows:

		September 30, 2017		December 31, 2016
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Assets:
Interest rate swaps	Level 2	$—	$—	$91	$91

Liabilities:
6.5% Senior notes	Level 2	$—	$—	$297,519	$308,250
6% Senior notes	Level 2	495,066	524,390	393,393	415,500
		$495,066	$524,390	$690,912	$723,750

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

See Note 6 for additional information on these instruments.

Note 3:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Pipelines, terminals and tankage	$1,250,567	$1,246,746
Refinery assets	347,312	346,058
Land and right of way	65,337	65,331
Construction in progress	51,297	28,753
Other	27,708	27,133
	1,742,221	1,714,021
Less accumulated depreciation	435,128	385,626
	$1,307,093	$1,328,395

We capitalized $0.3 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively and $0.7 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively, in interest attributable to construction projects.

Depreciation expense was $52.1 million and $45.5 million for the nine months ended September 30, 2017 and 2016, respectively, and includes depreciation of assets acquired under capital leases.

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

The carrying amounts of our transportation agreements are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Alon transportation agreement	$59,933	$59,933
HFC transportation agreement	74,231	74,231
Other	50	50
	134,214	134,214
Less accumulated amortization	72,570	67,358
	$61,644	$66,856

Amortization expense was $5.2 million for each of the nine months ended September 30, 2017 and 2016.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.5 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $4.3 million for the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million for each of the three months ended September 30, 2017 and 2016, and $1.6 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2017, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,409,261 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted unit activity and changes during the nine months ended September 30, 2017, is presented below:

Restricted Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017 (nonvested)	123,988	$32.96
Granted	20,348	36.01
Forfeited	(20,106)	30.10
Outstanding at September 30, 2017 (nonvested)	124,230	$33.92

As of September 30, 2017, there was $1.1 million of total unrecognized compensation expense related to nonvested restricted unit grants, which is expected to be recognized over a weighted-average period of 0.9 year.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of September 30, 2017, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the nine months ended September 30, 2017. Performance units granted in 2016 vest over a three-year performance period ending December 31, 2019, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes during the nine months ended September 30, 2017, is presented below:

Performance Units	Units
Outstanding at January 1, 2017 (nonvested)	49,520
Vesting and transfer of common units to recipients	(2,262)
Forfeited	(21,228)
Outstanding at September 30, 2017 (nonvested)	26,030

The grant-date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2017, was $0.1 million. Based on the weighted average fair value of performance units outstanding at September 30, 2017, of $0.9 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 6:	Debt

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

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

We may prepay all loans outstanding at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of September 30, 2017.

Senior Notes
On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). On September 22, 2017, we closed a private placement of an additional $100 million in aggregate offering of the 6% Senior Notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Credit Agreement
Amount outstanding	$750,000	$553,000

6% Senior Notes
Principal	500,000	400,000
Unamortized premium and debt issuance costs	(4,934)	(6,607)
	495,066	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,245,066	$1,243,912

Interest Rate Risk Management
The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017, and were not renewed. The swaps had effectively converted $150 million of our LIBOR based debt to fixed rate debt.

Additional information on our interest rate swaps is as follows:

Derivative Instrument	Balance Sheet Location	Fair Value	Location of Offsetting Balance	Offsetting Amount
	(In thousands)
December 31, 2016
Interest rate swaps designated as cash flow hedging instrument:
Variable-to-fixed interest rate swap contracts ($150 million of LIBOR-based debt interest)	Other current assets	$91	Accumulated other comprehensive income	$91
		$91		$91

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$20,338	$13,600
6.5% Senior Notes	163	14,632
6% Senior Notes	18,150	4,811
Amortization of discount and deferred debt issuance costs	2,317	2,294
Commitment fees and other	1,137	1,419
Total interest incurred	42,105	36,756
Less capitalized interest	746	498
Net interest expense	$41,359	$36,258
Cash paid for interest	$53,181	$33,896

Capital Lease Obligations
Our capital lease obligations relate to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.2 million and $4.9 million as of September 30, 2017 and December 31, 2016, respectively, with accumulated depreciation of $3.2 million and $2.4 million as of September 30, 2017 and December 31, 2016, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 7:	Significant Customers

All revenues are domestic revenues, of which 93% are currently generated from our two largest customers: HFC and Alon.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
HFC	86%	84%	85%	83%
Alon	7%	8%	7%	8%

Note 8:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2017, these agreements with HFC require minimum annualized payments to us of $321.3 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $95.1 million and $77.4 million for the three months ended September 30, 2017 and 2016, respectively, and $277.3 million and $239.4 million for the nine months ended September 30, 2017 and 2016, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended September 30, 2017 and 2016, and $1.8 million for each of the nine months ended September 30, 2017 and 2016.

•
We reimbursed HFC for costs of employees supporting our operations of $11.7 million and $10.0 million for the three months ended September 30, 2017 and 2016, respectively, and $34.5 million and $29.4 million for the nine months ended September 30, 2017 and 2016, respectively.

•
HFC reimbursed us $1.9 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.7 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively, for expense and capital projects.

•
We distributed $32.8 million and $26.2 million for the three months ended September 30, 2017 and 2016, respectively, and $94.8 million and $76.0 million for the nine months ended September 30, 2017 and 2016, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $42.8 million and $42.6 million at September 30, 2017, and December 31, 2016, respectively.

•	Accounts payable to HFC were $9.6 million and $16.4 million at September 30, 2017, and December 31, 2016, respectively.

•
Revenues for the nine months ended September 30, 2017 and 2016, include $3.5 million and $5.7 million, respectively, of shortfall payments billed to HFC in 2016 and 2015, respectively. Deferred revenue in the consolidated balance sheets at September 30, 2017 and December 31, 2016, includes $5.8 million and $5.6 million, respectively, relating to certain shortfall billings to HFC. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $5.8 million deferred at September 30, 2017.

Note 9:	Partners’ Equity

As of September 30, 2017, HFC held 22,380,030 of our common units and the 2% general partner interest, which together constituted a 36% ownership interest in us. Additionally, HFC owned all incentive distribution rights. See Note 1 for a description of the agreement reached with HEP Logistics, our general partner, subsequent to September 30, 2017, impacting its equity interest in HEP.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the nine months ended September 30, 2017, HEP issued 1,538,452 units under this program, providing $52.3 million in net proceeds. In connection with this program and to maintain the 2% general partner interest, HFC made capital contributions totaling $1.1 million. As of September 30, 2017, HEP has issued 2,241,907 units under this program, providing $77.1 million in gross proceeds.

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

See Note 1 for a description of the financial restructuring of the general partner interest owned by HEP Logistics, our general partner, and its IDRs that occurred subsequent to September 30, 2017. After this restructuring, the general partner interest is no longer entitled to any distributions. Therefore, no distributions were declared for the general partner interest related to the three months ended September 30, 2017.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
General partner interest in net income	$(419)	$399	$919	$1,569
General partner incentive distribution	—	14,823	34,128	38,432
Net loss attributable to Predecessor	—	(7,547)	—	(10,657)
Total general partner interest in net income	$(419)	$7,675	$35,047	$29,344

Cash Distributions
Prior to the financial restructuring of the general partner interest owned by HEP Logistics, our general partner, and its IDRs that occurred on October 31, 2017, our general partner, HEP Logistics, was entitled to incentive distributions if the amount we distributed with respect to any quarter exceeds specified target levels. After the restructuring of the general partner interest, the general partner interest is no longer entitled to any distributions.

On October 26, 2017, we announced our cash distribution for the third quarter of 2017 of $0.6450 per unit. The distribution is payable on all common units and will be paid November 14, 2017, to all unitholders of record on November 6, 2017. However, Holly Logistics will waive $2.5 million in limited partner cash distributions as discussed in Note 1.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
General partner interest in distribution	$—	$1,065	$2,335	$2,992
General partner incentive distribution	—	14,823	34,128	38,432
Total general partner distribution	—	15,888	36,463	41,424
Limited partner distribution	63,012	37,354	143,326	105,657
Total regular quarterly cash distribution	$63,012	$53,242	$179,789	$147,081
Cash distribution per unit applicable to limited partners	$0.6450	$0.5950	$1.8975	$1.7550

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

Net income per unit applicable to the limited partners is computed using the two-class method because we have more than one class of participating securities.  The classes of participating securities as of September 30, 2017, included common units, general partner units and incentive distribution rights (“IDRs”). To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period after consideration of any priority allocations of earnings. The dilutive securities are immaterial for all periods presented. See Note 1 for a description of the financial restructuring of the general partner interest owned by HEP Logistics, our general partner, and its IDRs that occurred subsequent to September 30, 2017. After this restructuring, the general partner interest is no longer entitled to any distributions. Therefore, no distributions were declared for the general partner interest related to the three months ended September 30, 2017. In addition, HEP issued 37,250,000 of its common units to HEP Logistics on October 31, 2017 in association with this financial restructuring of the general partner interest.

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

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$42,071	$34,785	$108,970	$116,880
Less: General partner’s distribution declared (including IDRs)	—	(15,888)	(36,463)	(41,424)
Limited partner’s distribution declared on common units	(63,012)	(37,354)	(143,326)	(105,657)
Distributions in excess of net income attributable to the partners	$(20,941)	$(18,457)	$(70,819)	$(30,201)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended September 30, 2017
Net income attributable to the partners:
Distributions declared	$—	$63,012	$63,012
Distributions in excess of net income attributable to the partners	(419)	(20,522)	(20,941)
Net income attributable to the partners	$(419)	$42,490	$42,071
Weighted average limited partners' units outstanding		64,319
Limited partners' per unit interest in earnings - basic and diluted		$0.66

Three Months Ended September 30, 2016
Net income attributable to the partners:
Distributions declared	$15,888	$37,354	$53,242
Distributions in excess of net income attributable to the partners	(369)	(18,088)	(18,457)
Net income attributable to the partners	$15,519	$19,266	$34,785
Weighted average limited partners' units outstanding		59,223
Limited partners' per unit interest in earnings - basic and diluted		$0.33

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Nine Months Ended September 30, 2017
Net income attributable to partnership:
Distributions declared	$36,463	$143,326	$179,789
Distributions in excess of net income attributable to partnership	(1,416)	(69,403)	(70,819)
Net income attributable to partnership	$35,047	$73,923	$108,970
Weighted average limited partners' units outstanding		63,845
Limited partners' per unit interest in earnings - basic and diluted		$1.16

Nine Months Ended September 30, 2016
Net income attributable to partnership:
Distributions declared	$41,424	$105,657	$147,081
Distributions in excess of net income attributable to partnership	(604)	(29,597)	(30,201)
Net income attributable to partnership	$40,820	$76,060	$116,880
Weighted average limited partners' units outstanding		58,895
Limited partners' per unit interest in earnings - basic and diluted		$1.29

Note 11:	Environmental

We incurred no expenses for environmental remediation obligations for the three and nine months ended September 30, 2017, as well as the three months ended September 30, 2016. For the nine months ended September 30, 2016, we incurred $0.2 million of expense. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.4 million and $7.1 million at September 30, 2017, and December 31, 2016, respectively, of which $4.7 million and $5.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of September 30, 2017, and December 31, 2016, our consolidated balance sheets included additional accrued environmental liabilities of $0.8 million and $0.9 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Pipelines and terminals - affiliate	$74,547	$73,210	$219,806	$226,553
Pipelines and terminals - third-party	15,226	15,212	47,826	50,094
Refinery processing units - affiliate	20,591	4,188	57,510	12,870
Total segment revenues	$110,364	$92,610	$325,142	$289,517

Segment operating income:
Pipelines and terminals	$44,896	$48,928	$140,546	$155,657
Refinery processing units	10,463	(7,339)	24,283	(6,491)
Total segment operating income	55,359	41,589	164,829	149,166
Unallocated general and administrative expenses	(3,623)	(2,664)	(8,872)	(8,618)
Interest and financing costs, net	(13,971)	(14,339)	(53,278)	(35,926)
Equity in earnings of unconsolidated affiliates	5,072	3,767	10,965	10,155
Gain on sale of assets and other	155	112	317	104
Income before income taxes	$42,992	$28,465	$113,961	$114,881

Capital Expenditures:
Pipelines and terminals	$10,151	$15,557	$30,437	$47,200
Refinery processing units	—	5,173	238	48,915
Total capital expenditures	$10,151	$20,730	$30,675	$96,115

	September 30, 2017	December 31, 2016
	(in thousands)
Identifiable assets:
Pipelines and terminals	$1,353,585	$1,369,756
Refinery processing units	335,388	342,506
Other	176,869	171,975
Total identifiable assets	$1,865,842	$1,884,237

The refinery processing units operating segment loss for the three and nine months ended September 30, 2016, is due to the net loss attributable to Predecessor.

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

Condensed Consolidating Balance Sheet

September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$6	$7,468	$—	$7,476
Accounts receivable	—	46,157	4,096	(170)	50,083
Prepaid and other current assets	52	1,988	255	—	2,295
Total current assets	54	48,151	11,819	(170)	59,854

Properties and equipment, net	—	947,094	359,999	—	1,307,093
Investment in subsidiaries	1,608,736	273,874	—	(1,882,610)	—
Transportation agreements, net	—	61,644	—	—	61,644
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	163,873	—	—	163,873
Other assets	12,329	4,551	—	—	16,880
Total assets	$1,621,119	$1,755,685	$371,818	$(1,882,780)	$1,865,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$21,770	$1,543	$(170)	$23,143
Accrued interest	5,000	527	—	—	5,527
Deferred revenue	—	13,326	1,501	—	14,827
Accrued property taxes	—	4,073	3,414	—	7,487
Other current liabilities	52	3,440	—	—	3,492
Total current liabilities	5,052	43,136	6,458	(170)	54,476

Long-term debt	1,245,066	—	—	—	1,245,066
Other long-term liabilities	286	14,996	195	—	15,477
Deferred revenue	—	46,405	—	—	46,405
Class B unit	—	42,412	—	—	42,412
Equity - partners	370,715	1,608,736	273,874	(1,882,610)	370,715
Equity - noncontrolling interest	—	—	91,291	—	91,291
Total liabilities and equity	$1,621,119	$1,755,685	$371,818	$(1,882,780)	$1,865,842

Condensed Consolidating Balance Sheet

December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$301	$3,354	$—	$3,657
Accounts receivable	—	45,056	5,554	(202)	50,408
Prepaid and other current assets	11	2,633	244	—	2,888
Total current assets	13	47,990	9,152	(202)	56,953

Properties and equipment, net	—	957,045	371,350	—	1,328,395
Investment in subsidiaries	1,086,008	280,671	—	(1,366,679)	—
Transportation agreements, net	—	66,856	—	—	66,856
Goodwill	—	256,498	—	—	256,498
Equity method investments	—	165,609	—	—	165,609
Other assets	725	9,201	—	—	9,926
Total assets	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$24,245	$2,899	$(202)	$26,942
Accrued interest	17,300	769	—	—	18,069
Deferred revenue	—	8,797	2,305	—	11,102
Accrued property taxes	—	4,514	883	—	5,397
Other current liabilities	14	3,208	3	—	3,225
Total current liabilities	17,314	41,533	6,090	(202)	64,735

Long-term debt	690,912	553,000	—	—	1,243,912
Other long-term liabilities	286	15,975	184	—	16,445
Deferred revenue	—	47,035	—	—	47,035
Class B unit	—	40,319	—	—	40,319
Equity - partners	378,234	1,086,008	280,671	(1,366,679)	378,234
Equity - noncontrolling interest	—	—	93,557	—	93,557
Total liabilities and equity	$1,086,746	$1,783,870	$380,502	$(1,366,881)	$1,884,237

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,772	$5,366	$—	$95,138
Third parties	—	10,758	4,468	—	15,226
	—	100,530	9,834	—	110,364
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,360	4,638	—	35,998
Depreciation and amortization		14,854	4,153	—	19,007
General and administrative	1,050	2,573	—	—	3,623
	1,050	48,787	8,791	—	58,628
Operating income (loss)	(1,050)	51,743	1,043	—	51,736

Other income (expense):
Equity in earnings of subsidiaries	57,193	783	—	(57,976)	—
Equity in earnings of equity method investments	—	5,072	—	—	5,072
Interest expense	(14,072)	—	—	—	(14,072)
Interest income	—	101	—	—	101
Gain on sale of assets and other	—	154	1	—	155
	43,121	6,110	1	(57,976)	(8,744)
Income (loss) before income taxes	42,071	57,853	1,044	(57,976)	42,992
State income tax benefit	—	69	—	—	69
Net income	42,071	57,922	1,044	(57,976)	43,061
Allocation of net income attributable to noncontrolling interests	—	(729)	(261)	—	(990)
Net income attributable to Holly Energy Partners	42,071	57,193	783	(57,976)	42,071
Other comprehensive income	(63)	(63)	—	63	(63)
Comprehensive income attributable to Holly Energy Partners	$42,008	$57,130	$783	$(57,913)	$42,008

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$72,389	$5,009	$—	$77,398
Third parties	—	11,360	3,852	—	15,212
	—	83,749	8,861	—	92,610
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	29,023	3,078	—	32,101
Depreciation and amortization	—	15,093	3,827	—	18,920
General and administrative	813	1,851	—	—	2,664
	813	45,967	6,905	—	53,685
Operating income (loss)	(813)	37,782	1,956	—	38,925

Other income (expense):
Equity in earnings of subsidiaries	44,359	1,451	—	(45,810)	—
Equity in earnings of equity method investments	—	3,767	—	—	3,767
Interest expense	(10,011)	(4,436)	—	—	(14,447)
Interest income	—	103	5	—	108
Gain (loss) on sale of assets and other	—	138	(26)	—	112
	34,348	1,023	(21)	(45,810)	(10,460)
Income before income taxes	33,535	38,805	1,935	(45,810)	28,465
State income tax expense	—	(61)	—	—	(61)
Net income	33,535	38,744	1,935	(45,810)	28,404
Allocation of net loss to Predecessor	—	7,547	—	—	7,547
Allocation of net income attributable to noncontrolling interests	—	(682)	(484)	—	(1,166)
Net income attributable to Holly Energy Partners	33,535	45,609	1,451	(45,810)	34,785
Other comprehensive (loss)	296	296	—	(296)	296
Comprehensive income attributable to Holly Energy Partners	$33,831	$45,905	$1,451	$(46,106)	$35,081

(1) Retrospectively adjusted as described in Note 1.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$258,571	$18,745	$—	$277,316
Third parties	—	32,146	15,680	—	47,826
	—	290,717	34,425	—	325,142
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	91,323	11,261	—	102,584
Depreciation and amortization	—	45,498	12,231	—	57,729
General and administrative	3,070	5,802	—	—	8,872
	3,070	142,623	23,492	—	169,185
Operating income (loss)	(3,070)	148,094	10,933	—	155,957

Other income (expense):
Equity in earnings (loss) of subsidiaries	165,624	8,203	—	(173,827)	—
Equity in earnings of equity method investments	—	10,965	—	—	10,965
Interest expense	(41,359)	—	—	—	(41,359)
Interest income	—	306	—	—	306
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain (loss) on sale of assets and other	—	313	4	—	317
	112,040	19,787	4	(173,827)	(41,996)
Income (loss) before income taxes	108,970	167,881	10,937	(173,827)	113,961
State income tax expense	—	(164)	—	—	(164)
Net income (loss)	108,970	167,717	10,937	(173,827)	113,797
Allocation of net income attributable to noncontrolling interests	—	(2,093)	(2,734)	—	(4,827)
Net income (loss) attributable to Holly Energy Partners	108,970	165,624	8,203	(173,827)	108,970
Other comprehensive income (loss)	(91)	(91)	—	91	(91)
Comprehensive income (loss)	$108,879	$165,533	$8,203	$(173,736)	$108,879

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$219,428	$19,995	$—	$239,423
Third parties	—	33,783	16,311	—	50,094
	—	253,211	36,306	—	289,517
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	80,248	8,920	—	89,168
Depreciation and amortization	—	39,811	11,372	—	51,183
General and administrative	2,949	5,669	—	—	8,618
	2,949	125,728	20,292	—	148,969
Operating income (loss)	(2,949)	127,483	16,014	—	140,548

Other income (expense):
Equity in earnings (loss) of subsidiaries	138,513	12,004	—	(150,517)	—
Equity in earnings of equity method investments	—	10,155	—	—	10,155
Interest expense	(20,151)	(16,107)	—	—	(36,258)
Interest income	—	315	17	—	332
Gain (loss) on sale of assets and other	—	129	(25)	—	104
	118,362	6,496	(8)	(150,517)	(25,667)
Income (loss) before income taxes	115,413	133,979	16,006	(150,517)	114,881
State income tax expense	—	(210)	—	—	(210)
Net income (loss)	115,413	133,769	16,006	(150,517)	114,671
Allocation of net loss to Predecessor		10,657	—	—	10,657
Allocation of net income attributable to noncontrolling interests	—	(4,446)	(4,002)	—	(8,448)
Net income (loss) attributable to Holly Energy Partners	115,413	139,980	12,004	(150,517)	116,880
Other comprehensive income (loss)	(299)	(299)	—	299	(299)
Comprehensive income (loss)	$115,114	$139,681	$12,004	$(150,218)	$116,581

(1) Retrospectively adjusted as described in Note 1.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(57,045)	$215,643	$27,064	$(8,203)	$177,459

Cash flows from investing activities
Additions to properties and equipment	—	(27,725)	(2,950)	—	(30,675)
Distributions from UNEV in excess of earnings	—	6,797	—	(6,797)	—
Proceeds from sale of assets	—	794	—	—	794
Distributions in excess of equity in earnings of equity investments	—	1,224	—	—	1,224
	—	(18,910)	(2,950)	(6,797)	(28,657)

Cash flows from financing activities
Net borrowings under credit agreement	750,000	(553,000)	—	—	197,000
Net intercompany financing activities	(357,196)	357,196	—	—	—
Proceeds from issuance of 6% Senior Notes	103,250	(1,500)	—	—	101,750
Proceeds from issuance of common units	52,285	—	—	—	52,285
Contribution from general partner	1,072	—	—	—	1,072
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Distributions to HEP unitholders	(171,560)	—	—	—	(171,560)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Distributions to noncontrolling interests	—	—	(20,000)	15,000	(5,000)
Deferred financing cost	(10,953)	1,500	—	—	(9,453)
Other	—	(1,224)	—	—	(1,224)
	57,045	(197,028)	(20,000)	15,000	(144,983)

Cash and cash equivalents
Increase (decrease) for the period	—	(295)	4,114	—	3,819
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$6	$7,468	$—	$7,476

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016 (1)	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,467)	$181,967	$27,724	$(11,250)	$177,974

Cash flows from investing activities
Additions to properties and equipment	—	(33,147)	(15,077)	—	(48,224)
Purchase of Woods Cross refinery processing units	—	(47,891)	—	—	(47,891)
Purchase of Cheyenne Pipeline	—	(42,550)	—	—	(42,550)
Proceeds from sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings of equity investments	—	1,685	—	—	1,685
Other	—	(351)	—	—	(351)
	—	(122,044)	(15,077)	—	(137,121)

Cash flows from financing activities
Net repayments under credit agreement	—	(332,000)	—	—	(332,000)
Net intercompany financing activities	(257,172)	257,172	—	—	—
Proceeds from issuance of senior notes	394,000	—	—	—	394,000
Proceeds from issuance of common units	22,591	200	—	—	22,791
Distributions to HEP unitholders	(138,798)	—	—	—	(138,798)
Distributions to noncontrolling interests	—	—	(15,000)	11,250	(3,750)
Contributions from general partner for Osage	31,285	(31,285)	—	—	—
Distributions to HFC for Tulsa Tank acquisition	(30,378)	(9,122)	—	—	(39,500)
Distribution to HFC for Osage	—	(1,245)	—	—	(1,245)
Contribution from HFC for acquisitions	99	54,928	—	—	55,027
Contributions from general partner	470	—	—	—	470
Purchase of units for incentive grants	(784)	—	—	—	(784)
Deferred financing costs	(846)	(3,084)	—	—	(3,930)
Other	—	(939)	—	—	(939)
	20,467	(65,375)	(15,000)	11,250	(48,658)

Cash and cash equivalents
Decrease for the period	—	(5,452)	(2,353)	—	(7,805)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$—	$7,206	$—	$7,208

(1) Retrospectively adjusted as described in Note 1.

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage, loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Alon USA, Inc’s (“Alon”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude gathering pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned a 36% interest in us, including the 2% general partnership interest, as of September 30, 2017.

On October 31, 2017, we closed the restructuring transaction set forth in the definitive agreement with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics are canceled, and HEP Logistics' 2% general partner interest in HEP is converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HFC agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration are eligible to receive distributions. As of October 31, 2017, HFC held approximately 59.6 million HEP common units, representing approximately 59% of the outstanding common units. As a result of this transaction, no distributions will be made on the general partner interest after October 31, 2017.

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

On March 31, 2016, we acquired crude oil tanks located at HFC’s Tulsa refinery from an affiliate of Plains All American Pipeline, L.P. (“Plains”) for $39.5 million. In 2009, HFC sold these tanks to Plains and leased them back, and due to HFC’s continuing interest in the tanks, HFC accounted for the transaction as a financing arrangement. Accordingly, the tanks remained on HFC’s balance sheet and were depreciated for accounting purposes. In connection with this transaction, we entered into a 10-year throughput agreement containing minimum quarterly throughput commitments from HFC. As of September 30, 2017, these commitments provide minimum annualized revenues of $5.7 million.

Table of Contentsril 19,

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

Effective October 1, 2016, we acquired all the membership interests of Woods Cross Operating LLC (“Woods Cross Operating”), a wholly owned subsidiary of HFC, which owns the newly constructed atmospheric distillation tower, fluid catalytic cracking unit, and polymerization unit located at HFC’s Woods Cross Refinery, for cash consideration of $278.0 million. In connection with this transaction, we entered into 15-year tolling agreements containing minimum quarterly throughput commitments from HFC. As of September 30, 2017, these commitments provide minimum annualized revenues of $57.3 million.

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

On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline and the remaining 50% interest in Frontier Aspen from subsidiaries of Plains All American Pipeline, L.P. (“Plains”), for total consideration of $250 million. As of September 30, 2017, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

This acquisition will accounted for as a business combination achieved in stages with the consideration allocated to the acquisition date fair value of assets and liabilities acquired. The preexisting equity interests in SLC Pipeline and Frontier Aspen will be remeasured at acquisition date fair value since we will have a controlling interest, and we expect to recognize a gain on the remeasurement in the fourth quarter of 2017.

SLC Pipeline is the owner of a 95-mile crude pipeline that transports crude oil into the Salt Lake City area from the Utah terminal of the Frontier Pipeline and from Wahsatch Station. Frontier Aspen is the owner of a 289-mile crude pipeline from Casper, Wyoming to Frontier Station, Utah that supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

Agreements with HFC and Alon
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of September 30, 2017, these agreements with HFC require minimum annualized payments to us of $321.3 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Alon expiring in 2020 under which Alon has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Alon space on our Orla to El Paso pipeline for the shipment of refined product, which expires in 2022. As of September 30, 2017, these agreements with Alon require minimum annualized payments to us of $33.1 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the nine months ended September 30, 2017 and 2016. These results have been adjusted to include the combined results of our Predecessor. See Note 1 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation

	Three Months Ended September 30,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,801	$19,227	$1,574
Affiliates—intermediate pipelines	7,832	6,628	1,204
Affiliates—crude pipelines	14,089	17,034	(2,945)
	42,722	42,889	(167)
Third parties—refined product pipelines	11,350	11,176	174
	54,072	54,065	7
Terminals, tanks and loading racks:
Affiliates	31,825	30,322	1,503
Third parties	3,876	4,035	(159)
	35,701	34,357	1,344

Affiliates—refinery processing units	20,591	4,188	16,403

Total revenues	110,364	92,610	17,754
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	35,998	32,101	3,897
Depreciation and amortization	19,007	18,920	87
General and administrative	3,623	2,664	959
	58,628	53,685	4,943
Operating income	51,736	38,925	12,811
Other income (expense):
Equity in earnings of equity method investments	5,072	3,767	1,305
Interest expense, including amortization	(14,072)	(14,447)	375
Interest income	101	108	(7)
Gain on sale of assets and other	155	112	43
	(8,744)	(10,460)	1,716
Income before income taxes	42,992	28,465	14,527
State income tax expense	69	(61)	130
Net income	43,061	28,404	14,657
Allocation of net loss to Predecessor	—	7,547	(7,547)
Allocation of net income attributable to noncontrolling interests	(990)	(1,166)	176
Net income attributable to the partners	42,071	34,785	7,286
General partner interest in net income attributable to the partners (1)	419	(15,222)	15,641
Limited partners’ interest in net income	$42,490	$19,563	$22,927
Limited partners’ earnings per unit—basic and diluted (1)	$0.66	$0.33	$0.33
Weighted average limited partners’ units outstanding	64,319	59,223	5,096
EBITDA (2)	$74,980	$64,705	$10,275
Distributable cash flow (3)	$59,248	$49,257	$9,991

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	142,624	128,020	14,604
Affiliates—intermediate pipelines	151,622	142,417	9,205
Affiliates—crude pipelines	267,911	271,278	(3,367)
	562,157	541,715	20,442
Third parties—refined product pipelines	74,703	73,517	1,186
	636,860	615,232	21,628
Terminals and loading racks:
Affiliates	426,122	437,560	(11,438)
Third parties	69,405	68,276	1,129
	495,527	505,836	(10,309)

Affiliates—refinery processing units	61,453	46,451	15,002

Total for pipelines and terminal and refiney processing unit assets (bpd)	1,193,840	1,167,519	26,321

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$57,977	$63,801	$(5,824)
Affiliates—intermediate pipelines	20,366	20,821	(455)
Affiliates—crude pipelines	47,890	53,106	(5,216)
	126,233	137,728	(11,495)
Third parties—refined product pipelines	35,535	37,376	(1,841)
	161,768	175,104	(13,336)
Terminals, tanks and loading racks:
Affiliates	93,573	88,825	4,748
Third parties	12,291	12,718	(427)
	105,864	101,543	4,321

Affiliates—refinery processing units	57,510	12,870	44,640

Total revenues	325,142	289,517	35,625
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	102,584	89,168	13,416
Depreciation and amortization	57,729	51,183	6,546
General and administrative	8,872	8,618	254
	169,185	148,969	20,216
Operating income	155,957	140,548	15,409
Other income (expense):
Equity in earnings of equity method investments	10,965	10,155	810
Interest expense, including amortization	(41,359)	(36,258)	(5,101)
Interest income	306	332	(26)
Loss on early extinguishment of debt	(12,225)	—	(12,225)
Gain on sale of assets	317	104	213
	(41,996)	(25,667)	(16,329)
Income before income taxes	113,961	114,881	(920)
State income tax expense	(164)	(210)	46
Net income	113,797	114,671	(874)
Allocation of net loss to Predecessor	—	10,657	(10,657)
Allocation of net income attributable to noncontrolling interests	(4,827)	(8,448)	3,621
Net income attributable to the partners	108,970	116,880	(7,910)
General partner interest in net income attributable to the partners (1)	(35,047)	(40,001)	4,954
Limited partners’ interest in net income	$73,923	$76,879	$(2,956)
Limited partners’ earnings per unit—basic and diluted (1)	$1.16	$1.29	$(0.13)
Weighted average limited partners’ units outstanding	63,845	58,895	4,950
EBITDA (2)	$220,141	$200,678	$19,463
Distributable cash flow (3)	$177,436	$160,331	$17,105

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,212	128,659	(447)
Affiliates—intermediate pipelines	136,055	138,346	(2,291)
Affiliates—crude pipelines	268,736	279,014	(10,278)
	533,003	546,019	(13,016)
Third parties—refined product pipelines	77,114	75,405	1,709
	610,117	621,424	(11,307)
Terminals and loading racks:
Affiliates	420,979	404,393	16,586
Third parties	68,902	73,653	(4,751)
	489,881	478,046	11,835

Affiliates—refinery processing units	63,858	46,423	17,435

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,163,856	1,145,893	17,963

Table of Contentsril 19,

	September 30, 2017	December 31, 2016
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,476	$3,657
Working capital (deficit)	$5,378	$(7,782)
Total assets	$1,865,842	$1,884,237
Long-term debt	$1,245,066	$1,243,912
Partners’ equity (5)	$370,715	$378,234

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

On October 31, 2017, we closed the restructuring transaction set forth in the definitive agreement with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HollyFrontier Corporation and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics are canceled, and HEP Logistics' 2% general partner interest in HEP is converted into a non-economic general partner interest in HEP. In consideration, HEP issued 37,250,000 of its common units to HEP Logistics. Since this transaction closed prior to the record date for distributions related to third quarter earnings, for purposes of distributions declared, we did not include any incentive or regular distributions on the general partner interest for the third quarter of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$42,071	$34,785	$108,970	$116,880
Add (subtract):
Interest expense	13,291	13,529	39,042	33,964
Interest income	(101)	(108)	(306)	(332)
Amortization of discount and deferred debt issuance costs	781	918	2,317	2,294
Loss on early extinguishment of debt	—	—	12,225	—
State income tax expense	(69)	61	164	210
Depreciation and amortization	19,007	18,920	57,729	51,183
Predecessor depreciation and amortization	—	(3,400)	—	(3,521)
EBITDA	$74,980	$64,705	$220,141	$200,678

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

Table of Contentsril 19,

that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to the partners	$42,071	$34,785	$108,970	$116,880
Add (subtract):
Depreciation and amortization	19,007	18,920	57,729	51,183
Amortization of discount and deferred debt issuance costs	781	918	2,317	2,294
Loss on early extinguishment of debt	—	—	12,225	—
Increase (decrease) in deferred revenue related to minimum revenue commitments	1,134	1,748	3,835	(179)
Maintenance capital expenditures (4)	(3,240)	(3,475)	(6,308)	(7,797)
Decrease in environmental liability	(180)	(277)	(741)	(719)
Decrease in reimbursable deferred revenue	(917)	(750)	(2,765)	(1,906)
Other non-cash adjustments	592	788	2,174	4,096
Predecessor depreciation and amortization	—	(3,400)	—	(3,521)
Distributable cash flow	$59,248	$49,257	$177,436	$160,331

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

Results of Operations—Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Summary
Net income attributable to the partners for the third quarter was $42.1 million ($0.66 per basic and diluted limited partner unit) compared to $34.8 million ($0.33 per basic and diluted limited partner unit) for the third quarter of 2016. The increase in earnings is primarily due to increased operating income from our Woods Cross refinery processing units of $8.9 million and increased earnings from our equity method investments of $1.3 million.

Our major shippers are obligated to make deficiency payments to us if they do not exceed their minimum volume shipping obligations. Revenues for the three months ended September 30, 2017, include the recognition of $0.7 million of prior shortfalls billed to shippers in 2016 compared to revenues for the three months ended September 30, 2016, which included the recognition of $0.2 million of prior shortfalls billed to shippers in 2015. Additional net shortfall billings of $2.0 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2017. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the quarter were $110.4 million, an increase of $17.8 million compared to the third quarter of 2016 primarily due to revenues of $16.6 million from the Woods Cross refinery processing units acquired in the fourth quarter of 2016. Overall pipeline volumes were up 4% compared to the three months ended September 30, 2016, largely due to an increase in both refined product and intermediate pipeline shipments associated with higher production at HFC’s Navajo refinery.

Table of Contentsril 19,

Revenues from our refined product pipelines were $32.2 million, an increase of $1.7 million compared to the third quarter of 2016, and shipments averaged 217.3 mbpd compared to 201.5 mbpd for the third quarter of 2016. Revenues and volumes both increased primarily due to higher shipments on our New Mexico refined product pipelines, in line with increased production at HFC's Navajo refinery.
Revenues from our intermediate pipelines were $7.8 million, an increase of $1.2 million, on shipments averaging 151.6 mbpd compared to 142.4 mbpd for the third quarter of 2016. These volume increases were principally due to increased shipments on our New Mexico intermediate pipelines in line with increased production at HFC's Navajo refinery.
Revenues from our crude pipelines were $14.1 million, a decrease of $2.9 million, on shipments averaging 267.9 mbpd compared to 271.3 mbpd for the third quarter of 2016. This revenue decrease is attributable to a $2.9 million one-time reduction in revenue associated with our crude gathering pipelines. This adjustment will have no material impact on revenues going forward.

Revenues from terminal, tankage and loading rack fees were $35.7 million, an increase of $1.3 million compared to the third quarter of 2016. Refined products and crude oil terminalled in the facilities averaged 495.5 mbpd compared to 505.8 mbpd for the third quarter of 2016. The revenue increases are mainly due to increased reimbursable revenue for projects managed by HEP and reimbursed by HFC.

Revenues from refinery processing units were $20.6 million, an increase of $16.4 million on throughputs averaging 61.5 mbpd compared to 46.5 mbpd for the third quarter of 2016. This increase in revenue and volume is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended September 30, 2017, increased by $3.9 million compared to the three months ended September 30, 2016. The increase is mainly due to an increase in maintenance project costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2017, increased by $0.1 million compared to the three months ended September 30, 2016.

General and Administrative
General and administrative costs for the three months ended September 30, 2017, increased by $1.0 million compared to the three months ended September 30, 2016, mainly due to higher legal and consulting costs associated with our agreement, pursuant to which the incentive distribution rights held by HEP Logistics have been canceled and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2017	2016
	(in thousands)
SLC Pipeline LLC	$1,030	$1,283
Frontier Aspen LLC	1,662	586
Osage Pipe Line Company, LLC	1,119	975
Cheyenne Pipeline LLC	1,261	923
Total	$5,072	$3,767

Interest Expense
Interest expense for the three months ended September 30, 2017, totaled $14.1 million, a decrease of $0.4 million compared to the three months ended September 30, 2016. Our aggregate effective interest rates were 4.5% and 5.3% for the three months ended September 30, 2017 and 2016, respectively.

State Income Tax
We recorded state income tax benefit of $69,000 and expense of $61,000 for the three months ended September 30, 2017 and 2016, respectively. All tax expense is solely attributable to the Texas margin tax.

Table of Contentsril 19,

Results of Operations—Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Summary
Net income attributable to Holly Energy Partners for the nine months ended September 30, 2017, was $109.0 million compared to $116.9 million for the nine months ended September 30, 2016. The decrease in earnings is primarily due to (a) a charge of $12.2 million related to the early redemption of our previously outstanding $300 million, 6.5% Senior Notes (the “6.5% Senior Notes”), due in 2020, (b) higher interest expense of $5.1 million, and (c) lower refined product pipeline revenues of $7.7 million offset by (d) earnings from our Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Revenues for the nine months ended September 30, 2017, include the recognition of $3.5 million of prior shortfalls billed to shippers in 2016 as they did not exceed their minimum volume commitments within the contractual make-up period. Additional net shortfall billings of $7.1 million associated with certain guaranteed shipping contracts were deferred during the nine months ended September 30, 2017. Such deferred revenue will be recognized in earnings either as (a) payment for shipments in excess of guaranteed levels, if and to the extent the pipeline system will have the necessary capacity for shipments in excess of guaranteed levels, or (b) when shipping rights expire unused over the contractual make-up period.

Revenues
Revenues for the nine months ended September 30, 2017, were $325.1 million, a $35.6 million increase compared to the nine months ended September 30, 2016. The increase is primarily attributable to the $44.1 million of revenue recorded for the Woods Cross refinery processing units acquired in the fourth quarter of 2016, offset by a $9.8 million decrease in revenues around assets serving HFC's Navajo refinery primarily due to the substantial turnaround at the Navajo refinery during the first quarter of 2017. Overall pipeline volumes were down 1.8% compared to the nine months ended September 30, 2016.

Revenues from our refined product pipelines were $93.5 million, a decrease of $7.7 million, on shipments averaging 205.3 mbpd compared to 204.1 mbpd for the nine months ended September 30, 2016. The decrease in revenues is primarily due to lower volumes on product pipelines due to the turnaround at HFC's Navajo refinery in the first quarter of 2017 as well as a higher amount of shortfalls recognized in revenue for the nine months ended September 30, 2016.

Revenues from our intermediate pipelines were $20.4 million, a decrease of $0.5 million, on shipments averaging 136.1 mbpd compared to 138.3 mbpd for the nine months ended September 30, 2016. These volume decreases were primarily due to the turnaround at HFC's Navajo refinery, which was partially offset by increases in production at the Navajo refinery after the turnaround.

Revenues from our crude pipelines were $47.9 million, a decrease of $5.2 million, on shipments averaging 268.7 mbpd compared to 279.0 mbpd for the nine months ended September 30, 2016. Revenues and volumes decreased principally due to HFC's Navajo refinery turnaround in the first quarter of 2017, a decrease in deferred revenue recognized and the one-time adjustment associated with our crude gathering lines made in the third quarter of 2017.

Revenues from terminal, tankage and loading rack fees were $105.9 million, an increase of $4.3 million compared to the nine months ended September 30, 2016. Refined products and crude oil terminalled in the facilities averaged 489.9 mbpd compared to 478.0 mbpd for the nine months ended September 30, 2016. The volume and revenue increases are mainly due to our Tulsa crude tanks acquired on the last day of the first quarter of 2016 offset by the transfer of the El Paso terminal to HollyFrontier in the first quarter of 2016.

Revenues from refinery processing units were $57.5 million, an increase of $44.6 million on throughputs averaging 63.9 mbpd compared to 46.4 mbpd for the nine months ended September 30, 2016. The increases in revenue and volume is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2017, increased by $13.4 million compared to the nine months ended September 30, 2016. The increase is primarily due to operating expenses for our newly acquired Woods Cross refinery processing units.

Table of Contentsril 19,

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2017, increased by $6.5 million compared to the nine months ended September 30, 2016. The increase is mainly due to depreciation from the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

General and Administrative
General and administrative costs for the nine months ended September 30, 2017, increased $0.3 million compared to the nine months ended September 30, 2016, mainly due to higher legal and consulting costs offset by decreased employee compensation.

Equity in Earnings of Equity Method Investments
In the first quarter of 2017, the SLC Pipeline was proactively shut down for a period of 28 days due to land movement along the right-of-way at Mountain Green, Utah. This not only impacted shipments of crude on the SLC Pipeline, but also crude shipments on the connected Frontier Pipeline. This shutdown is primarily responsible for the decrease in SLC Pipeline LLC earnings.

	Nine Months Ended September 30,
Equity Method Investments	2017	2016
	(in thousands)
SLC Pipeline LLC	$2,053	$3,397
Frontier Aspen, LLC	3,813	3,049
Osage Pipe Line Company, LLC	1,889	2,423
Cheyenne Pipeline LLC	3,210	1,286
Total	$10,965	$10,155

Interest Expense
Interest expense for the nine months ended September 30, 2017, totaled $41.4 million, an increase of $5.1 million compared to the nine months ended September 30, 2016. The increase is primarily due to the $400 million 6% Senior Notes issued July 19, 2016, and a higher average balance outstanding on the Credit Agreement. Our aggregate effective interest rates were 4.4% and 4.6% for the nine months ended September 30, 2017 and 2016, respectively.

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

State Income Tax
We recorded state income tax expense of $164,000 and $210,000 for the nine months ended September 30, 2017 and 2016, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

During the nine months ended September 30, 2017, we received advances totaling $628 million and repaid $431 million, resulting in a net increase of $197 million under the Credit Agreement and an outstanding balance of $750 million at September 30, 2017. We have no letters of credit outstanding under the Credit Agreement at September 30, 2017, and the available capacity under the Credit Agreement is $650 million at September 30, 2017. Amounts repaid under our credit facility may be reborrowed from time to time.
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

On September 22, 2017, we closed a private placement of an additional $100 million in aggregate principal of our 6.0% senior notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024. The proceeds were used to repay indebtedness outstanding under the Credit Agreement.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% Senior Notes at a redemption cost of $309.8 million at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the nine months ended September 30, 2017, HEP issued 1,538,452 units under this program, providing approximately $52.3 million in net proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of September 30, 2017, HEP has issued 2,241,907 units under this program, providing $77.1 million in gross proceeds.

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

In February, May and August, we paid regular quarterly cash distributions of $0.6075, $0.6200 and $0.6325, respectively, on all units in an aggregate amount of $171.6 million including $49.7 million of incentive distribution payments to our general partner.

Cash and cash equivalents increased by $3.8 million during the nine months ended September 30, 2017. The cash flows provided by operating activities of $177.5 million were greater than the cash flows used for financing activities of $145.0 million and investing activities of $28.7 million. Working capital increased by $13.2 million to $5.4 million at September 30, 2017, from a negative $7.8 million at December 31, 2016.

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $0.5 million from $178.0 million for the nine months ended September 30, 2016, to $177.5 million for the nine months ended September 30, 2017.

Cash Flows—Investing Activities
Cash flows used for investing activities were $28.7 million for the nine months ended September 30, 2017, compared to $137.1 million for the nine months ended September 30, 2016, a decrease of $108.5 million. During the nine months ended September 30, 2017 and 2016, we invested $30.7 million and $48.2 million in additions to properties and equipment, respectively. During the nine months ended September 30, 2017 and 2016, we also received $1.2 million and $1.7 million for distributions in excess of equity in earnings of equity investments, respectively. Additionally, we have retrospectively adjusted our historical financial results for the nine months ended September 30, 2016, to include the Woods Cross refinery processing units as we are under common control of HFC. Therefore, the cash flows from investing activities reflect outflows of $47.9 million for the Woods Cross refinery processing units and $42.6 million for the purchase of a 50% interest in the Cheyenne Pipeline during the nine months ended September 30, 2016.

Table of Contentsril 19,

Cash Flows—Financing Activities
Cash flows used for financing activities were $145.0 million for the nine months ended September 30, 2017, compared to $48.7 million for the nine months ended September 30, 2016, an increase of $96.3 million. During the nine months ended September 30, 2017, we received $628.0 million and repaid $431.0 million in advances under the Credit Agreement. We redeemed our 6.5% Senior Notes at a redemption cost of $309.8 million. We also received net proceeds of $101.8 million from the issuance of our additional 6% Senior Notes and $52.3 million from the issuance of common units under our continuous offering program. Additionally, we paid $171.6 million in regular quarterly cash distributions to our general and limited partners and $5.0 million to our noncontrolling interest. During the nine months ended September 30, 2016, we paid $39.5 million for the crude oil tanks located at HFC’s Tulsa refinery acquired in March 2016. We received $310.5 million and repaid $642.5 million in advances under the Credit Agreement. We paid $138.8 million in regular quarterly cash distributions to our general and limited partners, distributed $3.8 million to our noncontrolling interest, and paid $3.9 million in deferred financing charges to amend our credit agreement. We also received net proceeds of $394 million from the issuance of our 6% Senior Notes and $22.8 million from the issuance of common units under our continuous offering program. In addition, we received $55.0 million for Woods Cross processing units expenditures from HFC.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. We are forecasting to spend $9 million for maintenance capital expenditures and approximately $37 million for expansion capital expenditures in 2017. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Table of Contentsril 19,

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

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

We may prepay all loans outstanding at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of September 30, 2017.

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

We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024. We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our revolving credit agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2017. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Credit Agreement	$750,000	$553,000

6% Senior Notes
Principal	500,000	400,000
Unamortized debt issuance costs	(4,934)	(6,607)
	495,066	393,393
6.5% Senior Notes
Principal	—	300,000
Unamortized discount and debt issuance costs	—	(2,481)
	—	297,519

Total long-term debt	$1,245,066	$1,243,912

See “Risk Management” for a discussion of our interest rate swaps.

Table of Contentsril 19,

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2017 and 2016. Historically, the PPI has increased an average of 0.2% annually over the past five calendar years, including a decrease of 1.0% in 2016.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2017, we have an accrual of $6.4 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of Contentsril 19,

Accounting Pronouncements Adopted During the Periods Presented

Earnings Per Unit
In April 2015, an accounting standard update was issued requiring changes to the allocation of the earnings or losses of a transferred business for periods before the date of a dropdown of net assets accounted for as a common control transaction entirely to the general partner for purposes of calculating historical earnings per unit. We adopted this standard as of January 1, 2016. In connection with the dropdown of assets from HFC’s Tulsa refinery on March 31, 2016, and the purchase of HFC’s Woods Cross refinery units on October 1, 2016, we reduced net income by $7.5 million and $10.7 million for the three and nine months ended September 30, 2016, respectively. These reductions had no impact on the historical earnings per unit as they were allocated to the general partner.

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

RISK MANAGEMENT

The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017. The swaps had effectively converted $150 million of our LIBOR based debt to fixed rate debt.

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

Table of Contentsril 19,

At September 30, 2017, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At September 30, 2017, the fair value of our 6% Senior Notes was $524.4 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at September 30, 2017, would result in a change of approximately $15 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2017, borrowings outstanding under the Credit Agreement were $750 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at a reasonable level of assurance.

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

Table of Contentsril 19,

Exhibit Index

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement between Plains Pipeline, L.P. and HEP Casper SLC LLC, dated as of August 7, 2017 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-3225).

2.2
Membership Interest Purchase Agreement, dated as of August 7, 2017, between Rocky Mountain Pipeline System LLC and HEP SLC, LLC (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-3225).

2.3*	Amendment to the Membership Interest Purchase Agreement, dated as of September 6, 2017, by and between Rocky Mountain Pipeline System LLC and HEP SLC LLC
2.4
Equity Restructuring Agreement, dated as of October 18, 2017, by and between HEP Logistics Holdings, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated October 19, 2017, File No. 1-3225).

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

3.7
Limited Partial Waiver of Incentive Distribution Rights under the First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P., dated as of August 7, 2017 (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-3225).

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

4.1
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, the Registrant, Holly Energy Finance Corp., the other guarantors therein and U.S. Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, File No. 1-3225).

10.1*
First Amendment to Fourth Amended and Restated Master Lease and Access Agreement, dated as of October 13, 2017 by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

Table of Contentsril 19,

10.2
Third Amended and Restated Credit Agreement, dated July 26, 2017, by and among the Registrant, certain of its affiliates as guarantors, Wells Fargo Bank, National Association and certain other leaders party thereto (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K, dated July 31, 2017,File no. 1-32225).

10.3
Amendment to Equity Distribution Agreement, dated as of July 28, 2017, by and among the Registrant, HEP Logistics Holdings, L.P., Holly Logistics Services, L.L.C. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, File No. 1-3225).

10.4
Purchase Agreement, dated September 19, 2017, among the Registrant, Holly Energy Finance Corp., and each of the guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K, dated September 25, 2017, File no. 132225).

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

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 2, 2017	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)