Form 10-Q
period 2018-03-31
HOLLY ENERGY PARTNERS LP
filed 2018-05-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of the registrant’s outstanding common units at April 27, 2018, was 105,421,124.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,565	$7,776
Accounts receivable:
Trade	14,534	12,803
Affiliates	41,631	51,501
	56,165	64,304
Prepaid and other current assets	3,008	2,311
Total current assets	67,738	74,391

Properties and equipment, net	1,561,054	1,569,471
Intangible assets, net	125,427	129,463
Goodwill	268,166	266,716
Equity method investments	84,678	85,279
Other assets	27,726	28,794
Total assets	$2,134,789	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$13,213	$14,547
Affiliates	10,741	7,725
	23,954	22,272

Accrued interest	6,079	13,256
Deferred revenue	8,497	9,598
Accrued property taxes	6,136	4,652
Other current liabilities	7,602	5,707
Total current liabilities	52,268	55,485

Long-term debt	1,390,952	1,507,308
Other long-term liabilities	15,711	15,843
Deferred revenue	47,740	47,272

Class B unit	43,870	43,141

Equity:
Partners’ equity:
Common unitholders (105,421,124 and 101,568,955 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	493,404	393,959
Noncontrolling interest	90,844	91,106
Total equity	584,248	485,065
Total liabilities and equity	$2,134,789	$2,154,114

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Affiliates	$101,428	$89,025
Third parties	27,456	16,609
	128,884	105,634
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	36,202	32,489
Depreciation and amortization	25,142	18,777
General and administrative	3,122	2,634
	64,466	53,900
Operating income	64,418	51,734

Other income (expense):
Equity in earnings of equity method investments	1,279	1,840
Interest expense	(17,581)	(13,539)
Interest income	515	102
Loss on early extinguishment of debt	—	(12,225)
Gain on sale of assets and other	86	73
	(15,701)	(23,749)
Income before income taxes	48,717	27,985
State income tax benefit (expense)	(82)	(106)
Net income	48,635	27,879
Allocation of net income attributable to noncontrolling interests	(2,467)	(2,316)
Net income attributable to the partners	46,168	25,563
General partner interest in net income attributable to the Partnership, including incentive distributions	—	(17,138)
Limited partners’ interest in net income	$46,168	$8,425
Limited partners’ per unit interest in earnings—basic and diluted	$0.44	$0.13
Weighted average limited partners’ units outstanding	103,836	63,113

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$48,635	$27,879

Other comprehensive income:
Change in fair value of cash flow hedging instruments	—	76
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	(13)
Other comprehensive income	—	63
Comprehensive income before noncontrolling interest	48,635	27,942
Allocation of comprehensive income to noncontrolling interests	(2,467)	(2,316)
Comprehensive income attributable to the partners	$46,168	$25,626

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$48,635	$27,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,142	18,777
(Gain) loss on sale of assets	(22)	(58)
Amortization of deferred charges	757	770
Equity-based compensation expense	837	433
Equity in earnings of equity method investments, net of distributions	243	273
Loss on early extinguishment of debt	—	12,225
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,731)	375
Accounts receivable—affiliates	9,870	7,733
Prepaid and other current assets	(697)	(282)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(814)	(1,122)
Accounts payable—affiliates	3,016	(9,943)
Accrued interest	(7,177)	(13,551)
Deferred revenue	687	551
Accrued property taxes	1,484	9
Other current liabilities	375	(328)
Other, net	(85)	(106)
Net cash provided by operating activities	80,520	43,635

Cash flows from investing activities
Additions to properties and equipment	(12,612)	(8,265)
Proceeds from sale of assets	22	424
Distributions in excess of equity in earnings of equity investments	358	3,016
Net cash used for investing activities	(12,232)	(4,825)

Cash flows from financing activities
Borrowings under credit agreement	227,000	380,000
Repayments of credit agreement borrowings	(343,500)	(86,000)
Redemption of 6.5% Senior Notes	—	(309,750)
Proceeds from issuance of common units	114,529	37,563
Distributions to HEP unitholders	(63,496)	(54,805)
Distributions to noncontrolling interest	(2,000)	(2,000)
Distribution to HFC for El Dorado tanks	—	(103)
Contributions from general partner	297	—
Units withheld for tax withholding obligations	(58)	(35)
Deferred financing costs	6	—
Other	(277)	(330)
Net cash used by financing activities	(67,499)	(35,460)

Cash and cash equivalents
Increase (decrease) for the period	789	3,350
Beginning of period	7,776	3,657
End of period	$8,565	$7,007

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,376	—	114,376
Distributions to HEP unitholders	(63,496)	—	(63,496)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Amortization of restricted and performance units	837	—	837
Class B unit accretion	(729)	—	(729)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320	—	1,320
Other	240	—	240
Net income	46,897	1,738	48,635
Balance March 31, 2018	$493,404	$90,844	$584,248

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of March 31, 2018, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights (“IDRs”) held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. As a result of this transaction, no distributions were made on the general partner interest after October 31, 2017.

On January 25, 2018, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 common units representing limited partner interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, and we received proceeds of approximately $110 million, which were used to repay indebtedness under our revolving credit facility.

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in the Osage Pipe Line Company, LLC (“Osage”) and a 50% interest in the Cheyenne Pipeline LLC.

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 15.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts and those of subsidiaries and joint ventures that we control. All significant intercompany transactions and balances have been eliminated.

Most of our acquisitions from HFC occurred while we were a consolidated variable interest entity (“VIE”) of HFC. Therefore, as an entity under common control with HFC, we recorded these acquisitions on our balance sheets at HFC's historical basis instead of our purchase price or fair value.

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in our operating activities. The impact of this change for the three months ended March 31, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we have accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 3 for additional information on our revenue recognition policies.

Business Combinations
In December 2014, an accounting standard update was issued to provide new guidance on the definition of a business in relation to accounting for identifiable intangible assets in business combinations. This standard had an effective date of January 1, 2018, and had no effect on our financial condition, results of operations or cash flows.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard was effective beginning with our 2018 reporting year and had no effect on our financial condition, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard. In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired software and are implementing systems to facilitate lease capture and related accounting treatment.

Note 2:	Acquisitions

SLC Pipeline and Frontier Aspen
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline LLC (“SLC Pipeline”) and the remaining 50% interest in Frontier Aspen LLC (“Frontier Aspen”) from subsidiaries of Plains All American Pipeline, L,P. (“Plains”), for cash consideration of $250 million. Prior to this acquisition, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

These acquisitions were accounted for as a business combination achieved in stages. Our pre-existing equity method investments in SLC Pipeline and Frontier Aspen were remeasured at an acquisition date fair value of $112 million since we now have a controlling interest, and we recognized a gain on the remeasurement in the fourth quarter of 2017 of $36.3 million. The fair value of our pre-existing equity method investments in SLC Pipeline and Frontier Aspen was estimated using Level 3 Inputs under the income method for these entities, adjusted for lack of control and marketability.

The total consideration of $363.8 million, consisting of initial cash consideration of $250 million, working capital adjustments of $1.8 million and the fair value of our preexisting equity method investments in SLC Pipeline and Frontier Aspen of $112 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill. The following summarizes the value of assets and liabilities acquired:

(in thousands)
Cash and cash equivalents	$4,609
Accounts receivable	4,919
Prepaid and other current assets	253
Properties and equipment	277,016
Intangible assets	70,182
Goodwill	11,615
Accounts payable	(3,311)
Accrued property taxes	(1,438)
Other current liabilities	(65)
Net assets acquired	$363,780

We have assigned a preliminary estimate of fair value to the assets acquired and liabilities assumed, and, therefore, our allocation may change once all needed information has become available and we complete our valuations.

SLC Pipeline is the owner of a 95-mile crude pipeline that transports crude oil into the Salt Lake City area from the Utah terminal of the Frontier Pipeline (defined below) and from Wahsatch Station. Frontier Aspen is the owner of a 289-mile crude pipeline from Casper, Wyoming to Frontier Station, Utah (the “Frontier Pipeline”) that supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

Note 3:	Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Therefore, we bifurcate the consideration received between lease and service revenue. The service component is within the scope of Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09.
Several of our contracts include incentive or reduced tariffs once a certain quarterly volume is met. Revenue from the variable element of these transactions is recognized based on the actual volumes shipped as it relates specifically to rendering the services during the applicable quarter.
We adopted the new revenue recognition standard (see Note 1) using the modified retrospective method, whereby the cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings as well as the carrying amounts of assets and liabilities as of January 1, 2018, which had no impact on our cash flows. The following table reflects the cumulative effect of adoption as of January 1, 2018:

	Prior to Adoption	Increase (Decrease)	As Adjusted
	(In millions)
Deferred revenue	$9,598	$(1,320)	$8,278
Partners’ equity: Common unitholders	$393,959	$1,320	$395,279
The majority of our long-term transportation contracts specify minimum volume requirements, whereby, we bill a customer for a minimum level of shipments in the event a customer ships below their contractual requirements. If there are no future performance obligations, we will recognize these deficiency payments in revenue.

In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the first quarter of 2018, we recognized $3.6 million of these deficiency payments in revenue, of which $2.2 million related to deficiency payments billed in prior periods, and we have recorded $2.5 million as deferred revenue.

	March 31, 2018	January 1, 2018
	(In thousands)
Contract asset	$1,711	$—
Contract liability	$(2,479)	$(2,713)

The contract assets and liabilities include both lease and service components. We recognized $2.2 million in revenue during the three months ended March 31, 2018, that was previously included in contract liability as of January 1, 2018.
As of March 31, 2018, we expect to recognize $2.5 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2019 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligation as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2018	$284
2019	350
2020	300
2021	293
2022	267
Thereafter	1,004
Total	$2,498
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Pipelines	$72,169	$52,447
Terminals, tanks and loading racks	38,181	33,807
Refinery processing units	18,534	19,380
	$128,884	$105,634
During the three months ended March 31, 2018, lease revenues amounted to $71.0 million and service revenues amounted to $57.9 million. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior notes	Level 2	495,452	511,740	495,308	525,120
		$495,452	$511,740	$495,308	$525,120

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Pipelines, terminals and tankage	$1,541,596	$1,541,722
Refinery assets	347,338	347,338
Land and right of way	86,445	86,484
Construction in progress	24,134	12,029
Other	36,210	35,659
	2,035,723	2,023,232
Less accumulated depreciation	474,669	453,761
	$1,561,054	$1,569,471

We capitalized $0.1 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, in interest attributable to construction projects.

Depreciation expense was $20.9 million and $16.9 million for the three months ended March 31, 2018 and 2017, respectively, and includes depreciation of assets acquired under capital leases.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC and from Plains in 2017.

The carrying amounts of our intangible assets are as follows:

	Useful Life	March 31, 2018	December 31, 2017
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,282	69,282
Other		50	50
		204,396	204,396
Less accumulated amortization		78,969	74,933
		$125,427	$129,463

Amortization expense was $4.0 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. We estimate amortization expense to be $14.0 million for each of the next four years and $9.8 million in 2023.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.8 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2018, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,323,089 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Restricted and Phantom Units
Under our Long-Term Incentive Plan, we grant restricted units to non-employee directors and phantom units to selected employees who perform services for us, with most awards vesting over a period of one to three years. We previously granted restricted units to selected employees who perform services for us, which vest over a period of three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution rights on these units from the date of grant, and the recipients of the restricted units have voting rights on the restricted units from the date of grant.

The fair value of each restricted or phantom unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted and phantom unit activity and changes during the three months ended March 31, 2018, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018 (nonvested)	119,009	$34.77
Granted	12,890	30.23
Outstanding at March 31, 2018 (nonvested)	131,899	$34.33

No restricted units were vested and transferred to recipients during the three months ended March 31, 2018. As of March 31, 2018, there was $2.3 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of March 31, 2018, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We granted 2,764 performance units during the three months ended March 31, 2018. Performance units granted in 2017 and 2018 vest over a three-year performance period ending December 31, 2020 and 2021, respectively, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the three months ended March 31, 2018, is presented below:

Performance Units	Units
Outstanding at January 1, 2018 (nonvested)	36,911
Granted	2,764
Vesting and transfer of common units to recipients	(4,283)
Outstanding at March 31, 2018 (nonvested)	35,392

The grant date fair value of performance units vested and transferred to recipients during both the three months ended March 31, 2018 and 2017 was $0.1 million. Based on the weighted average fair value of performance units outstanding at March 31, 2018, of $1.2 million, there was $0.8 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.8 years.

During the three months ended March 31, 2018, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 8:	Debt

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of March 31, 2018.

Senior Notes
On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). On September 22, 2017, we closed a private placement of an additional $100 million in aggregate principal amount of the 6% Senior Notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% senior notes due in 2020 (the “6.5% Senior Notes”) at a redemption cost of $309.8 million at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Credit Agreement
Amount outstanding	$895,500	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(4,548)	(4,692)
	495,452	495,308

Total long-term debt	$1,390,952	$1,507,308

Interest Rate Risk Management
The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017. The swaps had effectively converted $150 million of our LIBOR based debt to fixed rate debt.

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$8,944	$6,449
6.5% Senior Notes	—	162
6% Senior Notes	7,500	6,000
Amortization of discount and deferred debt issuance costs	757	770
Commitment fees and other	477	354
Total interest incurred	17,678	13,735
Less capitalized interest	97	196
Net interest expense	$17,581	$13,539
Cash paid for interest	$16,599	$26,517

Capital Lease Obligations
We have capital lease obligations related to vehicle leases with initial terms of 33 to 48 months. Such obligations totaled $2.2 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively, and are included in other current and long-term liabilities on the consolidated balance sheets. The total cost of assets under capital leases was $5.7 million and $5.1 million as of March 31, 2018 and December 31, 2017, respectively, with accumulated depreciation of $3.5 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 84% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2018	2017
HFC	79%	84%
Delek	5%	8%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of March 31, 2018, these agreements with HFC require minimum annualized payments to us of $332.7 million.

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $101.4 million and $89.0 million for the three months ended March 31, 2018 and 2017, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended March 31, 2018 and 2017.

•	We reimbursed HFC for costs of employees supporting our operations of $12.7 million and $11.4 million for the three months ended March 31, 2018 and 2017, respectively.

•	HFC reimbursed us $1.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, for expense and capital projects.

•
We distributed $36.3 million and $30.3 million in the three months ended March 31, 2018 and 2017, respectively, to HFC as regular distributions on its common units in the three months ended March 31, 2018 and on its common units and general partner interest, including general partner incentive distributions, in the three months ended March 31, 2017.

•	Accounts receivable from HFC were $41.6 million and $51.5 million at March 31, 2018, and December 31, 2017, respectively.

•	Accounts payable to HFC were $10.7 million and $7.7 million at March 31, 2018, and December 31, 2017, respectively.

•
Deferred revenue in the consolidated balance sheets at March 31, 2018 and December 31, 2017, includes $0.9 million and $4.4 million, respectively, relating to certain shortfall billings to HFC. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $0.9 million deferred at March 31, 2018.

•	We received operating lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, HFC held 59,630,030 of our common units, constituting a 57%limited partner interest in us, and held the non-economic general partner interest. Additionally, HEP Logistics, our general partner, owned all incentive distribution rights through October 31, 2017, at which time we closed on an equity restructuring transaction with HEP Logistics pursuant to which the incentive distribution rights were canceled. See Note 1 for a description of this equity restructuring transaction.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the three months ended March 31, 2018, HEP issued 152,169 units under this program, providing approximately $4.6 million in gross proceeds. As of March 31, 2018, HEP has issued 2,394,076 units under this program, providing $81.7 million in gross proceeds.

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

Prior to the equity restructuring of the general partner interest owned by HEP Logistics described in Note 1 that occurred on October 31, 2017, net income attributable to HEP was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. After incentive distributions and other priority allocations were allocated to the general partner, the remaining net income attributable to HEP was allocated to the partners based on their weighted-average ownership percentage during the period.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
General partner interest in net income	$—	$511
General partner incentive distribution	—	16,627
Total general partner interest in net income	$—	$17,138

Cash Distributions
On April 19, 2018, we announced our cash distribution for the first quarter of 2018 of $0.6550 per unit. The distribution is payable on all common units and will be paid May 10, 2018, to all unitholders of record on April 30, 2018. However, HEP Logistics will waive $2.5 million in limited partner cash distributions in accordance with the equity restructuring discussed in Note 1.

Prior to the equity restructuring of the general partner interest owned by HEP Logistics that occurred on October 31, 2017, our general partner, HEP Logistics, was entitled to incentive distributions if the amount we distributed with respect to any quarter exceeded specified target levels. After the restructuring of the general partner interest, the general partner interest was no longer entitled to any distributions.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per unit data)
General partner interest in distribution	$—	$1,148
General partner incentive distribution	—	16,627
Total general partner distribution	—	17,775
Limited partner distribution	66,551	39,632
Total regular quarterly cash distribution	$66,551	$57,407
Cash distribution per unit applicable to limited partners	$0.6550	$0.6200

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

Net income per unit applicable to the limited partners is computed using the two-class method, since we have more than one participating security as of March 31, 2018, common units and restricted units. Prior to the equity restructuring transaction described in Note 1, which was effective October 31, 2017, we had participating securities which included the aforementioned common units and restricted units as well as general partner units and IDRs. After the equity restructuring, the general partner interest was no longer entitled to any distributions, and none were made on the general partner interest after October 31, 2017.

To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. Our dilutive securities, restricted units, are immaterial for all periods presented.

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income attributable to the partners	$46,168	$25,563
Less: General partner’s distribution declared (including IDRs)	—	(17,775)
Limited partner’s distribution declared on common units	(66,551)	(39,632)
Distributions in excess of net income attributable to the partners	$(20,383)	$(31,844)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended March 31, 2018
Net income attributable to the partners:
Distributions declared	$—	$66,551	$66,551
Distributions in excess of net income attributable to the partners		(20,383)	(20,383)
Net income attributable to the partners	$—	$46,168	$46,168
Weighted average limited partners' units outstanding		103,836
Limited partners' per unit interest in earnings - basic and diluted		$0.44

Three Months Ended March 31, 2017
Net income attributable to the partners:
Distributions declared	$17,775	$39,632	$57,407
Distributions in excess of net income attributable to the partners	(637)	(31,207)	(31,844)
Net income attributable to the partners	$17,138	$8,425	$25,563
Weighted average limited partners' units outstanding		63,113
Limited partners' per unit interest in earnings - basic and diluted		$0.13

Note 13:	Environmental

We incurred no expenses for the three months ended March 31, 2018 and 2017 for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.4 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively, of which $4.9 million and $5.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of March 31, 2018 and December 31, 2017, our consolidated balance sheets included additional accrued environmental liabilities of $0.7 million and $0.8 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 14:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 15:	Operating Segments

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two operating segments: pipelines and terminals, and refinery processing units. These operating segments adhere to the accounting polices used for our consolidated financial statements.

The pipelines and terminals segment has been aggregated as both pipeline and terminals (1) have similar economic characteristics,(2) similarly provide logistics services of transportation and storage of petroleum products, (3) similarly support the petroleum refining business, including distribution of its products, (4) have principally the same customers and (5) are subject to similar regulatory requirements.

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

	Three Months Ended March 31,
	2018	2017

Revenues:
Pipelines and terminals - affiliate	$82,894	$69,645
Pipelines and terminals - third-party	27,456	16,609
Refinery processing units - affiliate	18,534	19,380
Total segment revenues	$128,884	$105,634

Segment operating income:
Pipelines and terminals	$60,213	$46,485
Refinery processing units	7,327	7,883
Total segment operating income	67,540	54,368
Unallocated general and administrative expenses	(3,122)	(2,634)
Interest and financing costs, net	(17,066)	(25,662)
Equity in earnings of unconsolidated affiliates	1,279	1,840
Gain on sale of assets and other	86	73
Income before income taxes	$48,717	$27,985

Capital Expenditures:
Pipelines and terminals	$12,612	$8,129
Refinery processing units	—	136
Total capital expenditures	$12,612	$8,265

	March 31, 2018	December 31, 2017
	(in thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,711,880	$1,728,074
Refinery processing units	324,570	328,585
Other	98,339	97,455
Total identifiable assets	$2,134,789	$2,154,114
(1) Includes goodwill of $268.2 million and $266.7 million as of March 31, 2018 and December 31, 2017, respectively.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

March 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,485	$7,078	$—	$8,565
Accounts receivable	—	51,428	4,935	(198)	56,165
Prepaid and other current assets	226	2,427	355	—	3,008
Total current assets	228	55,340	12,368	(198)	67,738

Properties and equipment, net	—	1,204,672	356,382	—	1,561,054
Investment in subsidiaries	1,879,597	272,530	—	(2,152,127)	—
Intangible assets, net	—	125,427	—	—	125,427
Goodwill	—	268,166	—	—	268,166
Equity method investments	—	84,678	—	—	84,678
Other assets	11,096	16,630	—	—	27,726
Total assets	$1,890,921	$2,027,443	$368,750	$(2,152,325)	$2,134,789

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$20,691	$3,461	$(198)	$23,954
Accrued interest	6,079	—	—	—	6,079
Deferred revenue	—	8,497	—	—	8,497
Accrued property taxes	—	4,423	1,713	—	6,136
Other current liabilities	226	7,376	—	—	7,602
Total current liabilities	6,305	40,987	5,174	(198)	52,268

Long-term debt	1,390,952	—	—	—	1,390,952
Other long-term liabilities	260	15,249	202	—	15,711
Deferred revenue	—	47,740	—	—	47,740
Class B unit	—	43,870	—	—	43,870
Equity - partners	493,404	1,879,597	272,530	(2,152,127)	493,404
Equity - noncontrolling interest	—	—	90,844	—	90,844
Total liabilities and equity	$1,890,921	$2,027,443	$368,750	$(2,152,325)	$2,134,789

Condensed Consolidating Balance Sheet

December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$511	$7,263	$—	$7,776
Accounts receivable	—	59,448	5,038	(182)	64,304
Prepaid and other current assets	13	2,016	282	—	2,311
Total current assets	15	61,975	12,583	(182)	74,391

Properties and equipment, net	—	1,213,626	355,845	—	1,569,471
Investment in subsidiaries	1,902,285	273,319	—	(2,175,604)	—
Intangible assets, net	—	129,463	—	—	129,463
Goodwill	—	266,716	—	—	266,716
Equity method investments	—	85,279	—	—	85,279
Other assets	11,753	17,041	—	—	28,794
Total assets	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$20,928	$1,526	$(182)	$22,272
Accrued interest	12,500	756	—	—	13,256
Deferred revenue	—	8,540	1,058	—	9,598
Accrued property taxes	—	3,431	1,221	—	4,652
Other current liabilities	—	5,707	—	—	5,707
Total current liabilities	12,500	39,362	3,805	(182)	55,485

Long-term debt	1,507,308	—	—	—	1,507,308
Other long-term liabilities	286	15,359	198	—	15,843
Deferred revenue	—	47,272	—	—	47,272
Class B unit	—	43,141	—	—	43,141
Equity - partners	393,959	1,902,285	273,319	(2,175,604)	393,959
Equity - noncontrolling interest	—	—	91,106	—	91,106
Total liabilities and equity	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,291	$7,137	$—	$101,428
Third parties	—	19,978	7,478	—	27,456
	—	114,269	14,615	—	128,884
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	32,664	3,538	—	36,202
Depreciation and amortization		21,001	4,141	—	25,142
General and administrative	1,280	1,842	—	—	3,122
	1,280	55,507	7,679	—	64,466
Operating income (loss)	(1,280)	58,762	6,936	—	64,418

Other income (expense):
Equity in earnings of subsidiaries	65,052	5,212	—	(70,264)	—
Equity in earnings of equity method investments	—	1,279	—	—	1,279
Interest expense	(17,649)	68	—	—	(17,581)
Interest income	—	515	—	—	515
Gain on sale of assets and other	45	28	13	—	86
	47,448	7,102	13	(70,264)	(15,701)
Income before income taxes	46,168	65,864	6,949	(70,264)	48,717
State income tax expense	—	(82)	—	—	(82)
Net income	46,168	65,782	6,949	(70,264)	48,635
Allocation of net income attributable to noncontrolling interests	—	(730)	(1,737)	—	(2,467)
Net income attributable to the partners	46,168	65,052	5,212	(70,264)	46,168
Other comprehensive income	—	—	—	—	—
Comprehensive income attributable to the partners	$46,168	$65,052	$5,212	$(70,264)	$46,168

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$80,776	$8,249	$—	$89,025
Third parties	—	11,003	5,606	—	16,609
	—	91,779	13,855	—	105,634
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	29,092	3,397	—	32,489
Depreciation and amortization	—	14,853	3,924	—	18,777
General and administrative	1,155	1,479	—	—	2,634
	1,155	45,424	7,321	—	53,900
Operating income (loss)	(1,155)	46,355	6,534	—	51,734

Other income (expense):
Equity in earnings of subsidiaries	45,283	4,901	—	(50,184)	—
Equity in earnings of equity method investments	—	1,840	—	—	1,840
Interest expense	(6,340)	(7,199)	—	—	(13,539)
Interest income	—	102	—	—	102
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain on sale of assets and other	—	72	1	—	73
	26,718	(284)	1	(50,184)	(23,749)
Income before income taxes	25,563	46,071	6,535	(50,184)	27,985
State income tax expense	—	(106)	—	—	(106)
Net income	25,563	45,965	6,535	(50,184)	27,879
Allocation of net income attributable to noncontrolling interests	—	(682)	(1,634)	—	(2,316)
Net income attributable to the partners	25,563	45,283	4,901	(50,184)	25,563
Other comprehensive income	63	63	—	(63)	63
Comprehensive income attributable to the partners	$25,626	$45,346	$4,901	$(50,247)	$25,626

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(23,679)	$98,013	$11,398	$(5,212)	$80,520

Cash flows from investing activities
Additions to properties and equipment	—	(9,029)	(3,583)	—	(12,612)
Distributions from UNEV in excess of earnings	—	788	—	(788)	—
Proceeds from sale of assets	—	22	—	—	22
Distributions in excess of equity in earnings of equity investments	—	358	—	—	358
	—	(7,861)	(3,583)	(788)	(12,232)

Cash flows from financing activities
Net repayments under credit agreement	(116,500)	—	—	—	(116,500)
Net intercompany financing activities	89,060	(89,060)	—	—	—
Proceeds from issuance of common units	114,376	153	—	—	114,529
Contribution from general partner	297	—	—	—	297
Distributions to HEP unitholders	(63,496)	—	—	—	(63,496)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Deferred financing cost	—	6	—	—	6
Other	—	(277)	—	—	(277)
	23,679	(89,178)	(8,000)	6,000	(67,499)

Cash and cash equivalents
Increase (decrease) for the period	—	974	(185)	—	789
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$1,485	$7,078	$—	$8,565

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,262)	$58,062	$10,736	$(4,901)	$43,635

Cash flows from investing activities
Additions to properties and equipment	—	(7,902)	(363)	—	(8,265)
Proceeds from sale of assets	—	424	—	—	424
Distributions from UNEV in excess of earnings	—	1,099	—	(1,099)	—
Distributions in excess of equity in earnings of equity investments	—	3,016	—	—	3,016
	—	(3,363)	(363)	(1,099)	(4,825)

Cash flows from financing activities
Net borrowings under credit agreement	—	294,000	—	—	294,000
Net intercompany financing activities	344,781	(344,781)	—	—	—
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Proceeds from issuance of common units	39,371	(1,808)	—	—	37,563
Distributions to HEP unitholders	(54,807)	2	—	—	(54,805)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Contributions from general partner	805	(805)	—	—	—
Units withheld for tax withholding obligations	(35)	—	—	—	(35)
Other	—	(330)	—	—	(330)
	20,262	(53,722)	(8,000)	6,000	(35,460)

Cash and cash equivalents
Decrease for the period	—	977	2,373	—	3,350
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$1,278	$5,727	$—	$7,007

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned a 57% of our outstanding common units and the non-economic general partnership interest, as of March 31, 2018.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights (“IDRs”) held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. As a result of this transaction, no distributions were made on the general partner interest after October 31, 2017.

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

We believe the long-term growth of global refined product demand and US crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering systems and terminals.
Acquisitions
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline LLC (“SLC Pipeline”) and the remaining 50% interest in Frontier Aspen LLC (“Frontier Aspen”) from subsidiaries of Plains All American Pipeline, L.P. (“Plains”), for cash consideration of $250 million. Prior to this acquisition, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

This acquisition was accounted for as a business combination achieved in stages with the consideration allocated to the acquisition date fair value of assets and liabilities acquired. The preexisting equity interests in SLC Pipeline and Frontier Aspen were remeasured at acquisition date fair value since we have a controlling interest as a result, and we recognized a gain on the remeasurement in the fourth quarter of 2017 of $36.3 million.

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

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st

Table of Contentsril 19,

each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of March 31, 2018, these agreements with HFC require minimum annualized payments to us of $332.7 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in 2018 through 2022. As of March 31, 2018, these agreements with Delek require minimum annualized payments to us of $33 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$21,294	$17,744	$3,550
Affiliates—intermediate pipelines	8,469	5,284	3,185
Affiliates—crude pipelines	19,797	16,881	2,916
	49,560	39,909	9,651
Third parties—refined product pipelines	13,582	12,538	1,044
Third parties—crude pipelines	9,027	—	9,027
	72,169	52,447	19,722
Terminals, tanks and loading racks:
Affiliates	33,334	29,736	3,598
Third parties	4,847	4,071	776
	38,181	33,807	4,374

Affiliates—refinery processing units	18,534	19,380	(846)

Total revenues	128,884	105,634	23,250
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	36,202	32,489	3,713
Depreciation and amortization	25,142	18,777	6,365
General and administrative	3,122	2,634	488
	64,466	53,900	10,566
Operating income	64,418	51,734	12,684
Other income (expense):
Equity in earnings of equity method investments	1,279	1,840	(561)
Interest expense, including amortization	(17,581)	(13,539)	(4,042)
Interest income	515	102	413
Loss on early extinguishment of debt	—	(12,225)	12,225
Gain on sale of assets and other	86	73	13
	(15,701)	(23,749)	8,048
Income before income taxes	48,717	27,985	20,732
State income tax expense	(82)	(106)	24
Net income	48,635	27,879	20,756
Allocation of net income attributable to noncontrolling interests	(2,467)	(2,316)	(151)
Net income attributable to the partners	46,168	25,563	20,605
General partner interest in net income attributable to the partners (1)	—	(17,138)	17,138
Limited partners’ interest in net income	$46,168	$8,425	$37,743
Limited partners’ earnings per unit—basic and diluted (1)	$0.44	$0.13	$0.31
Weighted average limited partners’ units outstanding	103,836	63,113	40,723
EBITDA (2)	$88,458	$57,883	$30,575
Distributable cash flow (3)	$69,099	$57,289	$11,810

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	144,805	107,266	37,539
Affiliates—intermediate pipelines	126,993	104,340	22,653
Affiliates—crude pipelines	360,409	268,890	91,519
	632,207	480,496	151,711
Third parties—refined product pipelines	72,239	85,141	(12,902)
Third parties – crude pipelines	126,014	—	126,014
	830,460	565,637	264,823
Terminals and loading racks:
Affiliates	390,481	374,923	15,558
Third parties	62,352	69,647	(7,295)
	452,833	444,570	8,263

Affiliates—refinery processing units	66,875	62,829	4,046

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,350,168	1,073,036	277,132

Table of Contentsril 19,

(1)
Prior to the equity restructuring transaction on October 31, 2017, net income attributable to Holly Energy Partners was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. There were no distributions made on the general partner interest after October 31, 2017 and general partner distributions were $17.8 million for the three months ended March 31, 2017.

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to the partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income attributable to the partners	$46,168	$25,563
Add (subtract):
Interest expense	16,824	12,769
Interest income	(515)	(102)
Amortization of discount and deferred debt issuance costs	757	770
State income tax expense	82	106
Depreciation and amortization	25,142	18,777
EBITDA	$88,458	$57,883

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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income attributable to the partners	$46,168	$25,563
Add (subtract):
Depreciation and amortization	25,142	18,777
Amortization of discount and deferred debt issuance costs	757	770
Loss on early extinguishment of debt	—	12,225
Customer billings greater / (less) than revenue recognized	(1,681)	1,178
Maintenance capital expenditures (4)	(318)	(825)
Decrease in environmental liability	(140)	(246)
Decrease in reimbursable deferred revenue	(1,177)	(925)
Other non-cash adjustments	348	772
Distributable cash flow	$69,099	$57,289

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

	March 31, 2018	December 31, 2017
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$8,565	$7,776
Working capital	$15,470	$18,906
Total assets	$2,134,789	$2,154,114
Long-term debt	$1,390,952	$1,507,308
Partners’ equity (5)	$493,404	$393,959

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

Results of Operations—Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Summary
Net income attributable to the partners for the first quarter was $46.2 million ($0.44 per basic and diluted limited partner unit) compared to $25.6 million ($0.13 per basic and diluted limited partner unit) for the first quarter of 2017. The increase in earnings is primarily due to higher pipeline throughputs and revenues as well as increased earnings related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter 2017, partially offset by higher interest expense. In addition, the first quarter of 2017 included a charge of $12.2 million related to the early redemption of our previously outstanding $300 million aggregate principal amount, 6.5% Senior Notes due in 2020 (the “6.5% Senior Notes”).

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended March 31, 2018, include the recognition of $2.2 million of prior shortfalls billed to shippers in 2017 compared to revenues for the three months ended March 31, 2017, which included the recognition of $2.1 million of prior shortfalls billed to shippers in 2016. Additional net shortfall billings of $2.0 million associated with certain guaranteed shipping contracts were deferred during the three months ended March 31, 2018.

Table of Contentsril 19,

Revenues
Revenues for the quarter were $128.9 million, an increase of $23.3 million compared to the first quarter of 2017 primarily due to revenues from the SLC and Frontier Aspen pipelines acquired in the fourth quarter of 2017 and the turnaround at HFC’s Navajo refinery during the first quarter of 2017. Overall pipeline volumes increased 47% compared to the three months ended March 31, 2017, largely due to the volumes from the SLC and Frontier Aspen pipelines acquired in the fourth quarter of 2017 as well as lower volumes in the first quarter of 2017 due to lower production at HFC’s Navajo refinery during the turnaround in the first quarter of 2017.

Revenues from our refined product pipelines were $34.9 million, an increase of $4.6 million compared to the first quarter of 2017, and shipments averaged 217.0 million barrels per day (“mbpd”) compared to 192.4 mbpd for the first quarter of 2017. Revenues and volumes both increased primarily due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.
Revenues from our intermediate pipelines were $8.5 million, an increase of $3.2 million, on shipments averaging 127.0 mbpd compared to 104.3 mbpd for the first quarter of 2017. These increases were principally due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.
Revenues from our crude pipelines were $28.8 million, an increase of $11.9 million, on shipments averaging 486.4 mbpd compared to 268.9 mbpd for the first quarter of 2017. The increases are mainly attributable to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017 as well as increased volumes on our crude pipeline systems in New Mexico and Texas.

Revenues from terminal, tankage and loading rack fees were $38.2 million, an increase of $4.4 million compared to the first quarter of 2017. Refined products and crude oil terminalled in the facilities averaged 452.8 mbpd compared to 444.6 mbpd for the first quarter of 2017. These increases are primarily due to higher volumes in several of our terminals as well as an adjustment in revenue recognition.

Revenues from refinery processing units were $18.5 million, a decrease of $0.8 million on throughputs averaging 66.9 mbpd compared to 62.8 mbpd for the first quarter of 2017. The decrease in revenue is principally due to lower throughputs at the Woods Cross refinery due to maintenance.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended March 31, 2018, increased by $3.7 million compared to the three months ended March 31, 2017. The increase is primarily due to new operating costs and expenses related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2018, increased by $6.4 million compared to the three months ended March 31, 2017. The increase is primarily due to depreciation and amortization related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

General and Administrative
General and administrative costs for the three months ended March 31, 2018, increased by $0.5 million compared to the three months ended March 31, 2017, mainly due to higher incentive compensation and professional fees.

Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$118
Frontier Aspen LLC	—	564
Osage Pipe Line Company, LLC	642	202
Cheyenne Pipeline LLC	637	956
Total	$1,279	$1,840

Interest Expense
Interest expense for the three months ended March 31, 2018, totaled $17.6 million, an increase of $4.0 million compared to the three months ended March 31, 2017. The increase is primarily due to interest expense associated with the private placement of an additional $100 million in aggregate principal amount of our 6% Senior Notes due in 2024 completed in the third quarter of

Table of Contentsril 19,

2017, higher average balances outstanding under our senior secured revolving credit facility during the first quarter of 2018, and market interest rate increases under that facility. Our aggregate effective interest rates were 4.9% and 4.3% for the three months ended March 31, 2018 and 2017, respectively.

State Income Tax
We recorded state income tax expense of $82,000 and $106,000 for the three months ended March 31, 2018 and 2017, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the three months ended March 31, 2018, we received advances totaling $227.0 million and repaid $343.5 million, resulting in a net decrease of $116.5 million under the Credit Agreement and an outstanding balance of $895.5 million at March 31, 2018. As of March 31, 2018, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $504.5 million. Amounts repaid under our credit facility may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the three months ended March 31, 2018, HEP issued 152,169 units under this program, providing approximately $4.6 million in gross proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of March 31, 2018, HEP has issued 2,394,076 units under this program, providing $81.7 million in gross proceeds.

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

Cash and cash equivalents increased by $0.8 million during the three months ended March 31, 2018. The cash flows provided by operating activities of $80.5 million were greater than the cash flows used for financing activities of $67.5 million and investing activities of $12.2 million. Working capital decreased by $3.4 million to $15.5 million at March 31, 2018, from $18.9 million at December 31, 2017.

Table of Contentsril 19,

Cash Flows—Operating Activities
Cash flows from operating activities increased by $36.9 million from $43.6 million for the three months ended March 31, 2017, to $80.5 million for the three months ended March 31, 2018. The increase is due primarily to increased receipts from customers and lower payments for operating and interest expenses during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Cash Flows—Investing Activities
Cash flows used for investing activities were $12.2 million for the three months ended March 31, 2018, compared to $4.8 million for the three months ended March 31, 2017, an increase of $7.4 million. During the three months ended March 31, 2018 and 2017, we invested $12.6 million and $8.3 million in additions to properties and equipment, respectively. During the three months ended March 31, 2018 and 2017, we also received $0.4 million and $3.0 million, respectively, for distributions in excess of equity in earnings of equity investments, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $67.5 million for the three months ended March 31, 2018, compared to $35.5 million for the three months ended March 31, 2017, an increase of $32.0 million. During the three months ended March 31, 2018, we received $227.0 million and repaid $343.5 million in advances under the Credit Agreement. We also received net proceeds of $114.5 million from the issuance of common units. Additionally, we paid $63.5 million in regular quarterly cash distributions to our limited partners and $2.0 million to our noncontrolling interest. During the three months ended March 31, 2017, we received $380.0 million and repaid $86.0 million in advances under the Credit Agreement. We redeemed our 6.5% Senior Notes at a redemption cost of $309.8 million. We paid $54.8 million in regular quarterly cash distributions to our general and limited partners, and distributed $2.0 million to our noncontrolling interest. We also received net proceeds of $37.6 million from the issuance of common units under our continuous offering program.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. We are forecasting to spend $8 million for maintenance capital expenditures and approximately $45 million to $55 million for expansion capital expenditures in 2018. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV Pipeline, LLC (“UNEV”), we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization

Table of Contentsril 19,

above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of March 31, 2018.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes due in 2020 at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024. We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Credit Agreement	$895,500	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(4,548)	(4,692)
	495,452	495,308

Total long-term debt	$1,390,952	$1,507,308

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Table of Contentsril 19,

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2018 and 2017. PPI has increased an average of 0.4% annually over the past five calendar years, including an increase of 3.2% and a decrease of 1.0% in 2017 and 2016, respectively.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2018, we had an accrual of $6.4 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2018. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Table of Contentsril 19,

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the three months ended March 31, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we have accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 3, “Revenues”, for additional information on our revenue recognition policies.

Business Combinations
In December 2014, an accounting standard update was issued to provide new guidance on the definition of a business in relation to accounting for identifiable intangible assets in business combinations. This standard had an effective date of January 1, 2018, and had no effect on our financial condition, results of operations or cash flows.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard was effective beginning with our 2018 reporting year and had no effect on our financial condition, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we are evaluating the impact of this standard. In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired software and are implementing systems to facilitate lease capture and related accounting treatment.

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

At March 31, 2018, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At March 31, 2018, the fair value of our 6% Senior Notes was $511.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at March 31, 2018, would result in a change of approximately $15 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2018, borrowings outstanding under the Credit Agreement were $895.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, at a reasonable level of assurance.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 6.	Exhibits

The Exhibit Index on page 42 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Table of Contentsril 19,

Exhibit Index

Exhibit Number	Description

3.1
Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 1, 2017, File No. 1-32225).

3.2
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners - Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

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

3.5
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K Current Report filed on May 3, 2011, File No. 1-32225).

3.6
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

4.1
Registration Rights Agreement, dated February 6, 2018, by and among Holly Energy Partners L.P. and the various Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2018, File No. 1-32225).

10.1
Eighteenth Amended and Restated Omnibus Agreement, dated as of January 19, 2018, effective December 8, 2017, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, File No. 1-32225).

10.2
Common Unit Purchase Agreement, dated as of January 25, 2018, by and among Holly Energy Partners, L.P. and the various Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2018, File No. 1-32225).

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

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 2, 2018	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2018	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)