Form 10-Q
period 2018-06-30
HOLLY ENERGY PARTNERS LP
filed 2018-08-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s outstanding common units at July 27, 2018, was 105,440,201.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation (“HFC”), Delek US Holdings, Inc. (“Delek”) and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions;

•	the impact of recent changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,656	$7,776
Accounts receivable:
Trade	13,501	12,803
Affiliates	36,665	51,501
	50,166	64,304
Prepaid and other current assets	3,146	2,311
Total current assets	59,968	74,391

Properties and equipment, net	1,551,709	1,569,471
Intangible assets, net	121,935	129,463
Goodwill	270,336	266,716
Equity method investments	84,752	85,279
Other assets	27,363	28,794
Total assets	$2,116,063	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$9,148	$14,547
Affiliates	11,250	7,725
	20,398	22,272

Accrued interest	13,189	13,256
Deferred revenue	10,845	9,598
Accrued property taxes	5,540	4,652
Other current liabilities	3,593	5,707
Total current liabilities	53,565	55,485

Long-term debt	1,395,599	1,507,308
Other long-term liabilities	15,526	15,843
Deferred revenue	48,405	47,272

Class B unit	44,600	43,141

Equity:
Partners’ equity:
Common unitholders (105,440,201 and 101,568,955 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	468,397	393,959
Noncontrolling interest	89,971	91,106
Total equity	558,368	485,065
Total liabilities and equity	$2,116,063	$2,154,114

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Affiliates	$94,013	$93,152	$195,441	$182,177
Third parties	24,747	15,991	52,203	32,600
	118,760	109,143	247,644	214,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,533	34,097	70,735	66,586
Depreciation and amortization	24,608	19,945	49,750	38,722
General and administrative	2,673	2,615	5,795	5,249
	61,814	56,657	126,280	110,557
Operating income	56,946	52,486	121,364	104,220

Other income (expense):
Equity in earnings of equity method investments	1,734	4,053	3,013	5,893
Interest expense	(17,626)	(13,748)	(35,207)	(27,287)
Interest income	526	103	1,041	205
Loss on early extinguishment of debt	—	—	—	(12,225)
Gain (loss) on sale of assets and other	(53)	89	33	162
	(15,419)	(9,503)	(31,120)	(33,252)
Income before income taxes	41,527	42,983	90,244	70,968
State income tax benefit (expense)	(28)	(127)	(110)	(233)
Net income	41,499	42,856	90,134	70,735
Allocation of net income attributable to noncontrolling interests	(1,356)	(1,521)	(3,823)	(3,837)
Net income attributable to the partners	40,143	41,335	86,311	66,898
General partner interest in net income attributable to the Partnership, including incentive distributions	—	(18,328)	—	(35,466)
Limited partners’ interest in net income	$40,143	$23,007	$86,311	$31,432
Limited partners’ per unit interest in earnings—basic and diluted	$0.38	$0.36	$0.82	$0.49
Weighted average limited partners’ units outstanding	105,429	64,086	104,637	63,602

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$41,499	$42,856	$90,134	$70,735

Other comprehensive income:
Change in fair value of cash flow hedging instruments	—	11	—	87
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	(102)	—	(115)
Other comprehensive income	—	(91)	—	(28)
Comprehensive income before noncontrolling interest	41,499	42,765	90,134	70,707
Allocation of comprehensive income to noncontrolling interests	(1,356)	(1,521)	(3,823)	(3,837)
Comprehensive income attributable to the partners	$40,143	$41,244	$86,311	$66,870

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$90,134	$70,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,750	38,722
Gain on sale of assets	(183)	(133)
Amortization of deferred charges	1,516	1,504
Equity-based compensation expense	1,550	1,109
Equity in earnings of equity method investments, net of distributions	228	594
Loss on early extinguishment of debt	—	12,225
(Increase) decrease in operating assets:
Accounts receivable—trade	(698)	(285)
Accounts receivable—affiliates	14,836	6,033
Prepaid and other current assets	(835)	(234)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,428)	104
Accounts payable—affiliates	3,546	(9,128)
Accrued interest	(67)	(7,519)
Deferred revenue	3,700	1,653
Accrued property taxes	888	(1,001)
Other current liabilities	(2,023)	(442)
Other, net	49	(336)
Net cash provided by operating activities	160,963	113,601

Cash flows from investing activities
Additions to properties and equipment	(24,739)	(20,524)
Business and asset acquisitions	(6,831)	—
Proceeds from sale of assets	196	635
Distributions in excess of equity in earnings of equity investments	299	1,654
Net cash used for investing activities	(31,075)	(18,235)

Cash flows from financing activities
Borrowings under credit agreement	305,500	479,000
Repayments of credit agreement borrowings	(417,500)	(189,000)
Redemption of 6.5% Senior Notes	—	(309,750)
Proceeds from issuance of common units	114,831	52,634
Distributions to HEP unitholders	(130,075)	(112,195)
Distributions to noncontrolling interest	(3,500)	(3,500)
Distribution to HFC for El Dorado tanks	—	(103)
Contributions from general partner	492	995
Units withheld for tax withholding obligations	(58)	(35)
Other	(698)	(730)
Net cash used by financing activities	(131,008)	(82,684)

Cash and cash equivalents
Increase (decrease) for the period	(1,120)	12,682
Beginning of period	7,776	3,657
End of period	$6,656	$16,339

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,900	—	114,900
Distributions to HEP unitholders	(130,075)	—	(130,075)
Distributions to noncontrolling interest	—	(3,500)	(3,500)
Amortization of restricted and performance units	1,550	—	1,550
Class B unit accretion	(1,459)	—	(1,459)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320	—	1,320
Other	433	—	433
Net income	87,769	2,365	90,134
Balance June 30, 2018	$468,397	$89,971	$558,368

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of June 30, 2018, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in our operating activities. The impact of this change for the six months ended June 30, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 3 for additional information on our revenue recognition policies.

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

(in thousands)
Cash and cash equivalents	$4,609
Accounts receivable	5,164
Prepaid and other current assets	8
Properties and equipment	275,061
Intangible assets	70,182
Goodwill	13,845
Accounts payable	(3,598)
Accrued property taxes	(1,438)
Net assets acquired	$363,833

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and six months ended June 30, 2018, we recognized $3.4 million and $7.0 million, respectively, of these deficiency payments in revenue, of which $0.4 million and $2.6 million, respectively, related to deficiency payments billed in prior periods. As of June 30, 2018, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $4.4 million.

	June 30, 2018	January 1, 2018
	(In thousands)
Contract asset	$1,562	$—
Contract liability	$(4,441)	$(2,713)

The contract assets and liabilities include both lease and service components. We recognized $0.4 million and $2.6 million in revenue during the three and six months ended June 30, 2018, respectively, that was previously included in contract liability as of January 1, 2018.
As of June 30, 2018, we expect to recognize $2.4 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2019 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2018	$188
2019	352
2020	305
2021	294
2022	267
Thereafter	1,042
Total	$2,448
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Pipelines	$65,539	$55,248	$137,708	$107,695
Terminals, tanks and loading racks	34,386	36,356	72,567	70,163
Refinery processing units	18,835	17,539	37,369	36,919
	$118,760	$109,143	$247,644	$214,777
During the three and six months ended June 30, 2018, lease revenues amounted to $68.1 million and $138.7 million, respectively, and service revenues amounted to $50.7 million and $109.0 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior notes	Level 2	495,599	507,025	495,308	525,120
		$495,599	$507,025	$495,308	$525,120

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Pipelines, terminals and tankage	$1,525,033	$1,541,722
Refinery assets	347,338	347,338
Land and right of way	85,960	86,484
Construction in progress	42,811	12,029
Other	40,420	35,659
	2,041,562	2,023,232
Less accumulated depreciation	489,853	453,761
	$1,551,709	$1,569,471

We capitalized $0.2 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively, in interest attributable to construction projects.

Depreciation expense was $41.9 million and $34.9 million for the six months ended June 30, 2018 and 2017, respectively, and includes depreciation of assets acquired under capital leases.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC and from Plains in 2017.

The carrying amounts of our intangible assets are as follows:

	Useful Life	June 30, 2018	December 31, 2017
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,282	69,282
Other		50	50
		204,396	204,396
Less accumulated amortization		82,461	74,933
		$121,935	$129,463

Amortization expense was $7.5 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. We estimate amortization expense to be $14.0 million for each of the next four years and $9.8 million in 2023.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.6 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2018, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,323,787 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the six months ended June 30, 2018, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018 (nonvested)	119,009	$34.77
Granted	12,890	30.23
Forfeited	(698)	34.59
Outstanding at June 30, 2018 (nonvested)	131,201	$34.33

No restricted units were vested and transferred to recipients during the six months ended June 30, 2018. As of June 30, 2018, there was $1.8 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of June 30, 2018, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We granted 2,764 performance units during the six months ended June 30, 2018. Performance units granted in 2017 and 2018 vest over a three-year performance period ending December 31, 2020 and 2021, respectively, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the six months ended June 30, 2018, is presented below:

Performance Units	Units
Outstanding at January 1, 2018 (nonvested)	36,911
Granted	2,764
Vesting and transfer of common units to recipients	(4,283)
Outstanding at June 30, 2018 (nonvested)	35,392

The grant date fair value of performance units vested and transferred to recipients during both the six months ended June 30, 2018 and 2017 was $0.1 million. Based on the weighted-average fair value of performance units outstanding at June 30, 2018, of $1.2 million, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.6 years.

During the six months ended June 30, 2018, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of June 30, 2018.

Senior Notes
On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). On September 22, 2017, we closed a private placement of an additional $100 million in aggregate principal amount of the 6% Senior Notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Credit Agreement
Amount outstanding	$900,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(4,401)	(4,692)
	495,599	495,308

Total long-term debt	$1,395,599	$1,507,308

Interest Rate Risk Management
The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017. The swaps had effectively converted $150 million of our LIBOR based debt to fixed rate debt.

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$17,850	$13,299
6.5% Senior Notes	—	162
6% Senior Notes	15,000	12,000
Amortization of discount and deferred debt issuance costs	1,516	1,536
Commitment fees and other	1,007	720
Total interest incurred	35,373	27,717
Less capitalized interest	166	430
Net interest expense	$35,207	$27,287
Cash paid for interest	$33,935	$33,700

Capital Lease Obligations
We have capital lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.7 million and $5.1 million as of June 30, 2018 and December 31, 2017, respectively, with accumulated depreciation of $3.7 million and $3.3 million as of June 30, 2018 and December 31, 2017, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 86% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
HFC	79%	85%	79%	85%
Delek	7%	6%	6%	7%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of June 30, 2018, these agreements with HFC require minimum annualized payments to us of $334.5 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $94.0 million and $93.2 million for the three months ended June 30, 2018 and 2017, respectively, and $195.4 million and $182.2 million for the six months ended June 30, 2018 and 2017, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2018 and 2017, and $1.2 million for the six months ended June 30, 2018 and 2017.

•
We reimbursed HFC for costs of employees supporting our operations of $12.5 million and $11.4 million for the three months ended June 30, 2018 and 2017, respectively, and $25.2 million and $22.9 million for the six months ended June 30, 2018 and 2017, respectively.

•
HFC reimbursed us $2.9 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, for expense and capital projects and $4.2 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively.

•
We distributed $36.6 million and $72.8 million in the three and six months ended June 30, 2018, respectively, to HFC as regular distributions on its common units and $32.6 million and $63.9 million on its common units and general partner interest, including general partner incentive distributions, in the three and six months ended June 30, 2017, respectively.

•	Accounts receivable from HFC were $36.7 million and $51.5 million at June 30, 2018, and December 31, 2017, respectively.

•	Accounts payable to HFC were $11.3 million and $7.7 million at June 30, 2018, and December 31, 2017, respectively.

•
Deferred revenue in the consolidated balance sheets at June 30, 2018 and December 31, 2017, includes $1.7 million and $4.4 million, respectively, relating to certain shortfall billings to HFC. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $1.7 million deferred at June 30, 2018.

•
We received lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest. Additionally, HEP Logistics, our general partner, owned all incentive distribution rights through October 31, 2017, at which time we closed on an equity restructuring transaction with HEP Logistics pursuant to which the incentive distribution rights were canceled. See Note 1 for a description of this equity restructuring transaction.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the six months ended June 30, 2018, HEP issued 171,246 units under this program, providing approximately $5.2 million in gross proceeds. As of June 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
General partner interest in net income	$—	$827	$—	$1,338
General partner incentive distribution	—	17,501	—	34,128
Total general partner interest in net income	$—	$18,328	$—	$35,466

Cash Distributions
On July 19, 2018, we announced our cash distribution for the second quarter of 2018 of $0.66 per unit. The distribution is payable on all common units and will be paid August 9, 2018, to all unitholders of record on July 30, 2018. However, HEP Logistics will waive $2.5 million in limited partner cash distributions in accordance with the equity restructuring discussed in Note 1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
General partner interest in distribution	$—	$1,188	$—	$2,336
General partner incentive distribution	—	17,501	—	34,128
Total general partner distribution	—	18,689	—	36,464
Limited partner distribution	67,091	40,682	133,670	80,314
Total regular quarterly cash distribution	$67,091	$59,371	$133,670	$116,778
Cash distribution per unit applicable to limited partners	$0.6600	$0.6325	$1.3150	$1.2525

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

Net income per unit applicable to the limited partners is computed using the two-class method, since we have more than one participating security (common units and restricted units). Prior to the equity restructuring transaction described in Note 1, which was effective October 31, 2017, we had participating securities which included the aforementioned common units and restricted units as well as general partner units and IDRs. After the equity restructuring, the general partner interest was no longer entitled to any distributions, and none were made on the general partner interest after October 31, 2017.

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

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$40,143	$41,335	$86,311	$66,898
Less: General partner’s distribution declared (including IDRs)	—	(18,689)	—	(36,464)
Limited partner’s distribution declared on common units	(67,091)	(40,682)	(133,670)	(80,314)
Distributions in excess of net income attributable to the partners	$(26,948)	$(18,036)	$(47,359)	$(49,880)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended June 30, 2018
Net income attributable to the partners:
Distributions declared	$—	$67,091	$67,091
Distributions in excess of net income attributable to the partners	—	(26,948)	(26,948)
Net income attributable to the partners	$—	$40,143	$40,143
Weighted average limited partners' units outstanding		105,429
Limited partners' per unit interest in earnings - basic and diluted		$0.38

Three Months Ended June 30, 2017
Net income attributable to the partners:
Distributions declared	$18,689	$40,682	$59,371
Distributions in excess of net income attributable to the partners	(361)	(17,675)	(18,036)
Net income attributable to the partners	$18,328	$23,007	$41,335
Weighted average limited partners' units outstanding		64,086
Limited partners' per unit interest in earnings - basic and diluted		$0.36

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Six Months Ended June 30, 2018
Net income attributable to partnership:
Distributions declared	$—	$133,670	$133,670
Distributions in excess of net income attributable to partnership	—	(47,359)	(47,359)
Net income attributable to partnership	$—	$86,311	$86,311
Weighted average limited partners' units outstanding		104,637
Limited partners' per unit interest in earnings - basic and diluted		$0.82

Six Months Ended June 30, 2017
Net income attributable to partnership:
Distributions declared	$36,464	$80,314	$116,778
Distributions in excess of net income attributable to partnership	(998)	(48,882)	(49,880)
Net income attributable to partnership	$35,466	$31,432	$66,898
Weighted average limited partners' units outstanding		63,602
Limited partners' per unit interest in earnings - basic and diluted		$0.49

Note 13:	Environmental

We expensed $0.3 million for the three and the six months ended June 30, 2018, for environmental remediation obligations, and we incurred no expenses for the three and six months ended June 30, 2017. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.3 million and $6.5 million at June 30, 2018 and December 31, 2017, respectively, of which $4.7 million and $5.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of June 30, 2018 and December 31, 2017, our consolidated balance sheets included additional accrued environmental liabilities of $0.7 million and $0.8 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Pipelines and terminals - affiliate	$75,178	$75,613	$158,072	$145,258
Pipelines and terminals - third-party	24,747	15,991	52,203	32,600
Refinery processing units - affiliate	18,835	17,539	37,369	36,919
Total segment revenues	$118,760	$109,143	$247,644	$214,777

Segment operating income:
Pipelines and terminals	$51,004	$49,164	$111,217	$95,649
Refinery processing units	8,615	5,937	15,942	13,820
Total segment operating income	59,619	55,101	127,159	109,469
Unallocated general and administrative expenses	(2,673)	(2,615)	(5,795)	(5,249)
Interest and financing costs, net	(17,100)	(13,645)	(34,166)	(39,307)
Equity in earnings of unconsolidated affiliates	1,734	4,053	3,013	5,893
Gain (loss) on sale of assets and other	(53)	89	33	162
Income before income taxes	$41,527	$42,983	$90,244	$70,968

Capital Expenditures:
Pipelines and terminals	$12,127	$12,157	$24,739	$20,286
Refinery processing units	—	102	—	238
Total capital expenditures	$12,127	$12,259	$24,739	$20,524

	June 30, 2018	December 31, 2017
	(in thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,697,531	$1,728,074
Refinery processing units	321,191	328,585
Other	97,341	97,455
Total identifiable assets	$2,116,063	$2,154,114
(1) Includes goodwill of $270.3 million and $266.7 million as of June 30, 2018 and December 31, 2017, respectively.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$640	$6,014	$—	$6,656
Accounts receivable	—	45,447	5,305	(586)	50,166
Prepaid and other current assets	156	2,629	361	—	3,146
Total current assets	158	48,716	11,680	(586)	59,968

Properties and equipment, net	—	1,197,968	353,741	—	1,551,709
Investment in subsidiaries	1,866,892	269,911	—	(2,136,803)	—
Intangible assets, net	—	121,935	—	—	121,935
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	84,752	—	—	84,752
Other assets	10,483	16,880	—	—	27,363
Total assets	$1,877,533	$2,010,498	$365,421	$(2,137,389)	$2,116,063

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$19,284	$1,700	$(586)	$20,398
Accrued interest	13,189	—	—	—	13,189
Deferred revenue	—	9,675	1,170	—	10,845
Accrued property taxes	—	3,077	2,463	—	5,540
Other current liabilities	88	3,505	—	—	3,593
Total current liabilities	13,277	35,541	5,333	(586)	53,565

Long-term debt	1,395,599	—	—	—	1,395,599
Other long-term liabilities	260	15,060	206	—	15,526
Deferred revenue	—	48,405	—	—	48,405
Class B unit	—	44,600	—	—	44,600
Equity - partners	468,397	1,866,892	269,911	(2,136,803)	468,397
Equity - noncontrolling interest	—	—	89,971	—	89,971
Total liabilities and equity	$1,877,533	$2,010,498	$365,421	$(2,137,389)	$2,116,063

Condensed Consolidating Balance Sheet

December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$511	$7,263	$—	$7,776
Accounts receivable	—	59,448	5,038	(182)	64,304
Prepaid and other current assets	13	2,016	282	—	2,311
Total current assets	15	61,975	12,583	(182)	74,391

Properties and equipment, net	—	1,213,626	355,845	—	1,569,471
Investment in subsidiaries	1,902,285	273,319	—	(2,175,604)	—
Intangible assets, net	—	129,463	—	—	129,463
Goodwill	—	266,716	—	—	266,716
Equity method investments	—	85,279	—	—	85,279
Other assets	11,753	17,041	—	—	28,794
Total assets	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$20,928	$1,526	$(182)	$22,272
Accrued interest	12,500	756	—	—	13,256
Deferred revenue	—	8,540	1,058	—	9,598
Accrued property taxes	—	3,431	1,221	—	4,652
Other current liabilities	—	5,707	—	—	5,707
Total current liabilities	12,500	39,362	3,805	(182)	55,485

Long-term debt	1,507,308	—	—	—	1,507,308
Other long-term liabilities	286	15,359	198	—	15,843
Deferred revenue	—	47,272	—	—	47,272
Class B unit	—	43,141	—	—	43,141
Equity - partners	393,959	1,902,285	273,319	(2,175,604)	393,959
Equity - noncontrolling interest	—	—	91,106	—	91,106
Total liabilities and equity	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,522	$4,491	$—	$94,013
Third parties	—	19,540	5,207	—	24,747
	—	109,062	9,698	—	118,760
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,494	3,039	—	34,533
Depreciation and amortization		20,431	4,177	—	24,608
General and administrative	761	1,912	—	—	2,673
	761	53,837	7,216	—	61,814
Operating income (loss)	(761)	55,225	2,482	—	56,946

Other income (expense):
Equity in earnings of subsidiaries	58,566	1,881	—	(60,447)	—
Equity in earnings of equity method investments	—	1,734	—	—	1,734
Interest expense	(17,662)	36	—	—	(17,626)
Interest income	—	526	—	—	526
Gain on sale of assets and other	—	(79)	26	—	(53)
	40,904	4,098	26	(60,447)	(15,419)
Income before income taxes	40,143	59,323	2,508	(60,447)	41,527
State income tax expense	—	(28)	—	—	(28)
Net income	40,143	59,295	2,508	(60,447)	41,499
Allocation of net income attributable to noncontrolling interests	—	(729)	(627)	—	(1,356)
Net income attributable to the partners	40,143	58,566	1,881	(60,447)	40,143
Other comprehensive income	—	—	—	—	—
Comprehensive income attributable to the partners	$40,143	$58,566	$1,881	$(60,447)	$40,143

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$88,022	$5,130	$—	$93,152
Third parties	—	10,385	5,606	—	15,991
	—	98,407	10,736	—	109,143
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	30,871	3,226	—	34,097
Depreciation and amortization	—	15,791	4,154	—	19,945
General and administrative	865	1,750	—	—	2,615
	865	48,412	7,380	—	56,657
Operating income (loss)	(865)	49,995	3,356	—	52,486

Other income (expense):
Equity in earnings of subsidiaries	48,375	2,519	—	(50,894)	—
Equity in earnings of equity method investments	—	4,053	—	—	4,053
Interest expense	(6,175)	(7,573)	—	—	(13,748)
Interest income	—	103	—	—	103
Gain on sale of assets and other	—	87	2	—	89
	42,200	(811)	2	(50,894)	(9,503)
Income before income taxes	41,335	49,184	3,358	(50,894)	42,983
State income tax expense	—	(127)	—	—	(127)
Net income	41,335	49,057	3,358	(50,894)	42,856
Allocation of net income attributable to noncontrolling interests	—	(682)	(839)	—	(1,521)
Net income attributable to the partners	41,335	48,375	2,519	(50,894)	41,335
Other comprehensive income	(91)	(91)	—	91	(91)
Comprehensive income attributable to the partners	$41,244	$48,284	$2,519	$(50,803)	$41,244

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$183,813	$11,628	$—	$195,441
Third parties	—	39,518	12,685	—	52,203
	—	223,331	24,313	—	247,644
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	64,158	6,577	—	70,735
Depreciation and amortization	—	41,432	8,318	—	49,750
General and administrative	2,041	3,754	—	—	5,795
	2,041	109,344	14,895	—	126,280
Operating income (loss)	(2,041)	113,987	9,418	—	121,364

Other income (expense):
Equity in earnings (loss) of subsidiaries	123,618	7,093	—	(130,711)	—
Equity in earnings of equity method investments	—	3,013	—	—	3,013
Interest expense	(35,311)	104	—	—	(35,207)
Interest income	—	1,041	—	—	1,041
Gain (loss) on sale of assets and other	45	(51)	39	—	33
	88,352	11,200	39	(130,711)	(31,120)
Income (loss) before income taxes	86,311	125,187	9,457	(130,711)	90,244
State income tax expense	—	(110)	—	—	(110)
Net income (loss)	86,311	125,077	9,457	(130,711)	90,134
Allocation of net income attributable to noncontrolling interests	—	(1,459)	(2,364)	—	(3,823)
Net income (loss) attributable to Holly Energy Partners	86,311	123,618	7,093	(130,711)	86,311
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	$86,311	$123,618	$7,093	$(130,711)	$86,311

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$168,798	$13,379	$—	$182,177
Third parties	—	21,388	11,212	—	32,600
	—	190,186	24,591	—	214,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	59,963	6,623	—	66,586
Depreciation and amortization	—	30,644	8,078	—	38,722
General and administrative	2,020	3,229	—	—	5,249
	2,020	93,836	14,701	—	110,557
Operating income (loss)	(2,020)	96,350	9,890	—	104,220

Other income (expense):
Equity in earnings (loss) of subsidiaries	93,658	7,420	—	(101,078)	—
Equity in earnings of equity method investments	—	5,893	—	—	5,893
Interest expense	(12,515)	(14,772)	—	—	(27,287)
Interest income	—	205	—	—	205
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain (loss) on sale of assets and other	—	159	3	—	162
	68,918	(1,095)	3	(101,078)	(33,252)
Income (loss) before income taxes	66,898	95,255	9,893	(101,078)	70,968
State income tax expense	—	(233)	—	—	(233)
Net income (loss)	66,898	95,022	9,893	(101,078)	70,735
Allocation of net income attributable to noncontrolling interests	—	(1,364)	(2,473)	—	(3,837)
Net income (loss) attributable to Holly Energy Partners	66,898	93,658	7,420	(101,078)	66,898
Other comprehensive income (loss)	(28)	(28)	—	28	(28)
Comprehensive income (loss)	$66,870	$93,630	$7,420	$(101,050)	$66,870

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(33,588)	$182,983	$18,661	$(7,093)	$160,963

Cash flows from investing activities
Additions to properties and equipment	—	(18,829)	(5,910)	—	(24,739)
Business and asset acquisitions	—	(6,831)	—	—	(6,831)
Distributions from UNEV in excess of earnings	—	3,407	—	(3,407)	—
Proceeds from sale of assets	—	196	—	—	196
Distributions in excess of equity in earnings of equity investments	—	299	—	—	299
	—	(21,758)	(5,910)	(3,407)	(31,075)

Cash flows from financing activities
Net repayments under credit agreement	(112,000)	—	—	—	(112,000)
Net intercompany financing activities	160,330	(160,330)	—	—	—
Proceeds from issuance of common units	114,899	(68)	—	—	114,831
Contribution from general partner	492	—	—	—	492
Distributions to HEP unitholders	(130,075)	—	—	—	(130,075)
Distributions to noncontrolling interests	—	—	(14,000)	10,500	(3,500)
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Other	—	(698)	—	—	(698)
	33,588	(161,096)	(14,000)	10,500	(131,008)

Cash and cash equivalents
Increase (decrease) for the period	—	129	(1,249)	—	(1,120)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$640	$6,014	$—	$6,656

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(20,377)	$122,025	$19,373	$(7,420)	$113,601

Cash flows from investing activities
Additions to properties and equipment	—	(17,670)	(2,854)	—	(20,524)
Proceeds from sale of assets	—	635	—	—	635
Distributions from UNEV in excess of earnings	—	3,080	—	(3,080)	—
Distributions in excess of equity in earnings of equity investments	—	1,654	—	—	1,654
	—	(12,301)	(2,854)	(3,080)	(18,235)

Cash flows from financing activities
Net borrowings under credit agreement	—	290,000	—	—	290,000
Net intercompany financing activities	389,005	(389,005)	—	—	—
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Proceeds from issuance of common units	52,383	251	—	—	52,634
Distributions to HEP unitholders	(112,195)	—	—	—	(112,195)
Distributions to noncontrolling interests	—	—	(14,000)	10,500	(3,500)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Contributions from general partner	1,072	(77)	—	—	995
Units withheld for tax withholding obligations	(35)	—	—	—	(35)
Other	—	(730)	—	—	(730)
	20,377	(99,561)	(14,000)	10,500	(82,684)

Cash and cash equivalents
Decrease for the period	—	10,163	2,519	—	12,682
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$10,464	$5,873	$—	$16,339

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Arizona, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of June 30, 2018.

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

We believe the long-term growth of global refined product demand and U.S. crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering systems and terminals.
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

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st

Table of Contentsril 19,

each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of June 30, 2018, these agreements with HFC require minimum annualized payments to us of $335 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in the third quarter of 2018 through the first quarter of 2022. As of June 30, 2018, these agreements with Delek require minimum annualized payments to us of $33 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,744	$19,432	$(688)
Affiliates—intermediate pipelines	7,255	7,250	5
Affiliates—crude pipelines	18,479	16,919	1,560
	44,478	43,601	877
Third parties—refined product pipelines	12,348	11,647	701
Third parties—crude pipelines	8,713	—	8,713
	65,539	55,248	10,291
Terminals, tanks and loading racks:
Affiliates	30,700	32,012	(1,312)
Third parties	3,686	4,344	(658)
	34,386	36,356	(1,970)

Affiliates—refinery processing units	18,835	17,539	1,296

Total revenues	118,760	109,143	9,617
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,533	34,097	436
Depreciation and amortization	24,608	19,945	4,663
General and administrative	2,673	2,615	58
	61,814	56,657	5,157
Operating income	56,946	52,486	4,460
Other income (expense):
Equity in earnings of equity method investments	1,734	4,053	(2,319)
Interest expense, including amortization	(17,626)	(13,748)	(3,878)
Interest income	526	103	423
Gain (loss) on sale of assets and other	(53)	89	(142)
	(15,419)	(9,503)	(5,916)
Income before income taxes	41,527	42,983	(1,456)
State income tax expense	(28)	(127)	99
Net income	41,499	42,856	(1,357)
Allocation of net income attributable to noncontrolling interests	(1,356)	(1,521)	165
Net income attributable to the partners	40,143	41,335	(1,192)
General partner interest in net income attributable to the partners (1)	—	(18,328)	18,328
Limited partners’ interest in net income	$40,143	$23,007	$17,136
Limited partners’ earnings per unit—basic and diluted (1)	$0.38	$0.36	$0.36
Weighted average limited partners’ units outstanding	105,429	64,086	64,086
EBITDA (2)	$81,879	$75,052	$6,827
Distributable cash flow (3)	$65,180	$60,908	$4,272

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	112,371	134,357	(21,986)
Affiliates—intermediate pipelines	151,537	151,683	(146)
Affiliates—crude pipelines	322,850	269,418	53,432
	586,758	555,458	31,300
Third parties—refined product pipelines	73,196	71,612	1,584
Third parties – crude pipelines	115,011	—	115,011
	774,965	627,070	147,895
Terminals and loading racks:
Affiliates	446,089	461,329	(15,240)
Third parties	59,035	67,657	(8,622)
	505,124	528,986	(23,862)

Affiliates—refinery processing units	71,117	67,310	3,807

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,351,206	1,223,366	127,840

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$40,038	$37,176	$2,862
Affiliates—intermediate pipelines	15,724	12,534	3,190
Affiliates—crude pipelines	38,276	33,800	4,476
	94,038	83,510	10,528
Third parties—refined product pipelines	25,930	24,185	1,745
Third parties—crude pipelines	17,740	—	17,740
	137,708	107,695	30,013
Terminals, tanks and loading racks:
Affiliates	64,034	61,748	2,286
Third parties	8,533	8,415	118
	72,567	70,163	2,404

Affiliates—refinery processing units	37,369	36,919	450

Total revenues	247,644	214,777	32,867
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	70,735	66,586	4,149
Depreciation and amortization	49,750	38,722	11,028
General and administrative	5,795	5,249	546
	126,280	110,557	15,723
Operating income	121,364	104,220	17,144
Other income (expense):
Equity in earnings of equity method investments	3,013	5,893	(2,880)
Interest expense, including amortization	(35,207)	(27,287)	(7,920)
Interest income	1,041	205	836
Loss on early extinguishment of debt	—	(12,225)	12,225
Gain on sale of assets and other	33	162	(129)
	(31,120)	(33,252)	2,132
Income before income taxes	90,244	70,968	19,276
State income tax expense	(110)	(233)	123
Net income	90,134	70,735	19,399
Allocation of net income attributable to noncontrolling interests	(3,823)	(3,837)	14
Net income attributable to the partners	86,311	66,898	19,413
General partner interest in net income attributable to the partners (1)	—	(35,466)	35,466
Limited partners’ interest in net income	$86,311	$31,432	$54,879
Limited partners’ earnings per unit—basic and diluted (1)	$0.82	$0.49	$0.33
Weighted average limited partners’ units outstanding	104,637	63,602	41,035
EBITDA (2)	$170,337	$132,935	$37,402
Distributable cash flow (3)	$134,279	$118,197	$16,082

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	128,498	120,886	7,612
Affiliates—intermediate pipelines	139,333	128,143	11,190
Affiliates—crude pipelines	341,922	269,155	72,767
	609,753	518,184	91,569
Third parties—refined product pipelines	72,720	78,339	(5,619)
Third parties – crude pipelines	120,568	—	120,568
	803,041	596,523	206,518
Terminals and loading racks:
Affiliates	418,439	418,365	74
Third parties	60,684	68,646	(7,962)
	479,123	487,011	(7,888)

Affiliates—refinery processing units	69,008	65,082	3,926

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,351,172	1,148,616	202,556

Table of Contentsril 19,

(1)
Prior to the equity restructuring transaction on October 31, 2017, net income attributable to Holly Energy Partners was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. There were no distributions made on the general partner interest after October 31, 2017, and general partner distributions were $18.7 million and $36.5 million for the three and six months ended June 30, 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$40,143	$41,335	$86,311	$66,898
Add (subtract):
Interest expense	16,867	12,982	33,691	25,751
Interest income	(526)	(103)	(1,041)	(205)
Amortization of discount and deferred debt issuance costs	759	766	1,516	1,536
State income tax expense	28	127	110	233
Depreciation and amortization	24,608	19,945	49,750	38,722
EBITDA	$81,879	$75,052	$170,337	$132,935

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$40,143	$41,335	$86,311	$66,898
Add (subtract):
Depreciation and amortization	24,608	19,945	49,750	38,722
Amortization of discount and deferred debt issuance costs	759	766	1,516	1,536
Loss on early extinguishment of debt	—	—	—	12,225
Customer billings greater than revenue recognized	1,819	1,524	138	2,701
Maintenance capital expenditures (4)	(987)	(2,242)	(1,305)	(3,067)
Decrease in environmental liability	(78)	(313)	(218)	(559)
Decrease in reimbursable deferred revenue	(1,243)	(923)	(2,420)	(1,848)
Other non-cash adjustments	159	816	507	1,589
Distributable cash flow	$65,180	$60,908	$134,279	$118,197

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

	June 30, 2018	December 31, 2017
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,656	$7,776
Working capital	$6,403	$18,906
Total assets	$2,116,063	$2,154,114
Long-term debt	$1,395,599	$1,507,308
Partners’ equity (5)	$468,397	$393,959

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

Results of Operations—Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Summary
Net income attributable to the partners for the second quarter was $40.1 million ($0.38 per basic and diluted limited partner unit) compared to $41.3 million ($0.36 per basic and diluted limited partner unit) for the second quarter of 2017. The decrease in earnings is primarily due to higher interest expense partially offset by higher crude pipeline throughputs and revenues.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended June 30, 2018, include the recognition of $0.4 million of prior shortfalls billed to shippers in 2017 compared to revenues for the three months ended June 30, 2017, which included the recognition of $1.4 million of prior shortfalls billed to shippers in 2016 and 2017. Additional net shortfall billings of $2.3 million associated with certain guaranteed shipping contracts were deferred during the three months ended June 30, 2018.

Revenues
Revenues for the quarter were $118.8 million, an increase of $9.6 million compared to the second quarter of 2017. The increase is primarily attributable to our acquisition of the remaining interest in the SLC and Frontier pipelines, which led to an increase in overall pipeline volumes of 24%.

Revenues from our refined product pipelines were $31.1 million for both the second quarters of 2018 and 2017, and shipments averaged 185.6 thousand barrels per day (“mbpd”) compared to 206.0 mbpd for the second quarter of 2017. The volume decrease is mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput due to operational issues at the refinery. Revenue remained constant due to contractual minimum volume guarantees.

Revenues from our intermediate pipelines were $7.3 million for both the second quarters ended 2018 and 2017, on shipments averaging 151.5 mbpd compared to 151.7 mbpd for the second quarter of 2017.

Revenues from our crude pipelines were $27.2 million, an increase of $10.3 million, on shipments averaging 437.9 mbpd compared to 269.4 mbpd for the second quarter of 2017. The increases are mainly attributable to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017 as well as increased volumes on our crude pipeline systems in New Mexico and Texas.

Revenues from terminal, tankage and loading rack fees were $34.4 million, a decrease of $2.0 million compared to the second quarter of 2017. Refined products and crude oil terminalled in the facilities averaged 505.1 mbpd compared to 529.0 mbpd for

Table of Contentsril 19,

the second quarter of 2017. The revenue and volume decreases are mainly due to lower volumes at terminals associated with UNEV Pipeline, LLC (“UNEV”) and lower volumes at our Tulsa tanks.

Revenues from refinery processing units were $18.8 million, an increase of $1.3 million on throughputs averaging 71.1 mbpd compared to 67.3 mbpd for the third quarter of 2017. The increase in revenue is mainly due to higher volumes at our Woods Cross refinery processing units.

Operations Expense
Operations (exclusive of depreciation and amortization) expense for the three months ended June 30, 2018, increased by $0.4 million compared to the three months ended June 30, 2017. The increase is primarily due to new operating costs and expenses related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2018, increased by $4.7 million compared to the three months ended June 30, 2017. The increase is primarily due to depreciation and amortization related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

General and Administrative
General and administrative costs for the three months ended June 30, 2018, increased by $0.1 million compared to the three months ended June 30, 2017, mainly due to higher employee compensation.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$906
Frontier Aspen LLC	—	1,587
Osage Pipe Line Company, LLC	959	568
Cheyenne Pipeline LLC	775	992
Total	$1,734	$4,053

Interest Expense
Interest expense for the three months ended June 30, 2018, totaled $17.6 million, an increase of $3.9 million compared to the three months ended June 30, 2017. The increase is primarily due to interest expense associated with the private placement of an additional $100 million in aggregate principal amount of our 6% Senior Notes due in 2024 completed in the third quarter of 2017, higher average balances outstanding under our senior secured revolving credit facility, and market interest rate increases under that facility. Our aggregate effective interest rates were 5.0% and 4.4% for the three months ended June 30, 2018 and 2017, respectively.

State Income Tax
We recorded state income tax expense of $28,000 and $127,000 for the three months ended June 30, 2018 and 2017, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Summary
Net income attributable to Holly Energy Partners for the six months ended June 30, 2018, was $86.3 million compared to $66.9 million for the six months ended June 30, 2017. The increase in earnings is primarily due to higher pipeline throughputs and revenues as well as increased earnings related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017, which were partially offset by higher interest expense. In addition, we recognized a loss on early extinguishment of debt of $12.2 million in the first quarter of 2017.

Revenues for the six months ended June 30, 2018, include the recognition of $2.6 million of prior shortfalls billed to shippers in 2017 compared to revenues for the six months ended June 30, 2017, which included the recognition of $3.5 million of prior shortfalls billed to shippers in 2016. As of June 30, 2018, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $4.4 million.

Table of Contentsril 19,

Revenues
Revenues for the six months ended June 30, 2018, were $247.6 million, an increase of $32.9 million compared to the six months ended June 30, 2017. The increase is primarily attributable to our acquisition of the remaining interest in the SLC and Frontier pipelines and the turnaround at HFC’s Navajo refinery in the first quarter of 2017.

Revenues from our refined product pipelines were $66.0 million, an increase of $4.6 million, on shipments averaging 201.2 mbpd compared to 199.2 mbpd for the six months ended June 30, 2017. Revenues increased due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.

Revenues from our intermediate pipelines were $15.7 million, an increase of $3.2 million, on shipments averaging 139.3 mbpd compared to 128.1 mbpd for the six months ended June 30, 2017. These increases were principally due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.

Revenues from our crude pipelines were $56.0 million, an increase of $22.2 million, on shipments averaging 462.5 mbpd compared to 269.2 mbpd for the six months ended June 30, 2017. The increases are mainly attributable to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017 as well as increased volumes on our crude pipeline systems in New Mexico and Texas.

Revenues from terminal, tankage and loading rack fees were $72.6 million, an increase of $2.4 million compared to the six months ended June 30, 2017. Refined products and crude oil terminalled in the facilities averaged 479.1 mbpd compared to 487.0 mbpd for the six months ended June 30, 2017. The increase in revenue is primarily due to higher volumes in several of our terminals as well as an adjustment in revenue recognition. Total volumes decreased mainly due to lower volumes at our Tulsa tanks, which are supported by minimum volume commitments.

Revenues from refinery processing units were $37.4 million, an increase of $0.5 million on throughputs averaging 69.0 mbpd compared to 65.1 mbpd for the six months ended June 30, 2017. The increase in revenue is mainly due to higher volumes at our Woods Cross refinery processing units.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2018, increased by $4.1 million compared to the six months ended June 30, 2017. The increase is primarily due to new operating costs and expenses related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2018, increased by $11.0 million compared to the six months ended June 30, 2017. The increase is primarily due to depreciation and amortization related to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017.

General and Administrative
General and administrative costs for the six months ended June 30, 2018, increased $0.5 million compared to the six months ended June 30, 2017, mainly due to higher incentive compensation and professional fees.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investments	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$1,024
Frontier Aspen LLC	—	2,151
Osage Pipe Line Company, LLC	1,601	770
Cheyenne Pipeline LLC	1,412	1,948
Total	$3,013	$5,893

Interest Expense
Interest expense for the six months ended June 30, 2018, totaled $35.2 million, an increase of $7.9 million compared to the six months ended June 30, 2017. The increase is primarily due to interest expense associated with the private placement of an

Table of Contentsril 19,

additional $100 million in aggregate principal amount of our 6% Senior Notes due 2024 completed in the third quarter of 2017, higher average balances outstanding under our senior secured revolving credit facility, and market interest rate increases under that facility. Our aggregate effective interest rates were 5.0% and 4.3% for the six months ended June 30, 2018 and 2017, respectively.

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

State Income Tax
We recorded state income tax expense of $110,000 and $233,000 for the six months ended June 30, 2018 and 2017, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the six months ended June 30, 2018, we received advances totaling $305.5 million and repaid $417.5 million, resulting in a net decrease of $112.0 million under the Credit Agreement and an outstanding balance of $900.0 million at June 30, 2018. As of June 30, 2018, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $500.0 million. Amounts repaid under our credit facility may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the six months ended June 30, 2018, HEP issued 171,246 units under this program, providing approximately $5.2 million in gross proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of June 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In May 2018, we paid a regular cash distribution of $0.6550 on all units in an aggregate amount of $66.6 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Table of Contentsril 19,

Cash and cash equivalents decreased by $1.1 million during the six months ended June 30, 2018. The cash flows provided by operating activities of $161.0 million were less than the cash flows used for financing activities of $131.0 million and investing activities of $31.1 million. Working capital decreased by $12.5 million to $6.4 million at June 30, 2018, from $18.9 million at December 31, 2017.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $47.4 million from $113.6 million for the six months ended June 30, 2017, to $161.0 million for the six months ended June 30, 2018. The increase is due primarily to increased receipts from customers during the six months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Cash Flows—Investing Activities
Cash flows used for investing activities were $31.1 million for the six months ended June 30, 2018, compared to $18.2 million for the six months ended June 30, 2017, an increase of $12.8 million. During the six months ended June 30, 2018 and 2017, we invested $24.7 million and $20.5 million in additions to properties and equipment, respectively. During the six months ended June 30, 2018, we had cash payments of $6.8 million for acquisitions. During the six months ended June 30, 2018 and 2017, we also received $0.3 million and $1.7 million, respectively, for distributions in excess of equity in earnings of equity investments, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $131.0 million for the six months ended June 30, 2018, compared to $82.7 million for the six months ended June 30, 2017, an increase of $48.3 million. During the six months ended June 30, 2018, we received $305.5 million and repaid $417.5 million in advances under the Credit Agreement. We also received net proceeds of $114.8 million from the issuance of common units. Additionally, we paid $130.1 million in regular quarterly cash distributions to our limited partners and $3.5 million to our noncontrolling interest. During the six months ended June 30, 2017, we received $479.0 million and repaid $189.0 million in advances under the Credit Agreement. We redeemed our 6.5% Senior Notes at a redemption cost of $309.8 million. We paid $112.2 million in regular quarterly cash distributions to our general and limited partners, and distributed $3.5 million to our noncontrolling interest. We also received net proceeds of $52.6 million from the issuance of common units under our continuous offering program.

Capital Requirements
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of, and are expected to continue to consist of, maintenance capital expenditures, reimbursable capital expenditures and expansion capital expenditures. “Maintenance capital expenditures” represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations. “Reimbursable capital expenditures” are capital expenditure projects that are reimbursed by HFC or a third-party. “Expansion capital expenditures” represent capital expenditures to expand the operating capacity of existing or new assets, whether through construction or acquisition. Expansion capital expenditures include expenditures to acquire assets, to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. We are forecasting to spend $8 million for maintenance capital expenditures, $5 million to $10 million for reimbursable capital expenditures and approximately $45 million to $55 million for expansion capital expenditures in 2018. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, enhanced blending capabilities at our racks, and a new truck rack. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects, will be funded with cash generated by operations, the sale of additional limited partner common units, the issuance of debt securities and advances under our Credit Agreement, or a combination thereof. With volatility and

Table of Contentsril 19,

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

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required related to the period ending June 30, 2018 or any other prior periods to date.

Credit Agreement
Our $1.4 billion Credit Agreement expires in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of June 30, 2018.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes due 2020 at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

We have $500 million in aggregate principal amount of 6% Senior Notes due 2024. We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Credit Agreement	$900,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(4,401)	(4,692)
	495,599	495,308

Total long-term debt	$1,395,599	$1,507,308

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2018 and 2017. PPI has increased an average of 0.4% annually over the past five calendar years, including an increase of 3.2% and a decrease of 1.0% in 2017 and 2016, respectively.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2018, we had an accrual of $6.3 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by

Table of Contentsril 19,

HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. With the exception of our revenue recognition policies, there have been no changes to these policies in 2018. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition: In May 2014, ASU 2014-09 “Revenue from Contracts with Customers” was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. We adopted this standard effective January 1, 2018, and therefore, have conformed our revenue recognition policies. See Note 3, “Revenues”, for additional information on our revenue recognition policies.

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the three months ended June 30, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

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

Table of Contentsril 19,

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

At June 30, 2018, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At June 30, 2018, the fair value of our 6% Senior Notes was $507.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at June 30, 2018, would result in a change of approximately $15 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2018, borrowings outstanding under the Credit Agreement were $900.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, at a reasonable level of assurance.

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

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve.  While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these proceedings and investigations, through settlement or adverse judgment, will not, either individually or in the aggregate, have a materially adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

We are reporting the following proceedings to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding the subject of these proceedings that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of these proceedings, although none are currently expected to have a material effect on our financial condition, results of operations or cash flows.

Written Safety Compliance Program
Holly Energy Partners - Operating, L.P. (“HEP Operating”) received a Notice of Probable Violation (NOPV) dated June 20, 2018 from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  The NOPV follows a routine inspection of HEP's facilities and records and is not in response to an incident.  In the NOPV, PHMSA alleges certain regulatory violations involving HEP Operating’s written safety compliance program for its pipelines, terminals and tanks.  PHMSA has proposed a civil penalty and a compliance order that would require HEP Operating to take certain remedial actions.  HEP Operating is currently evaluating the merits of PHMSA's allegations.

Other

We are a party to various other legal and regulatory proceedings, which we believe, based on the advice of counsel, will not either individually or in the aggregate have a materially adverse impact on our financial condition, results of operations or cash flows.

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

4.1*
Third Supplemental Indenture, dated as of May 29, 2018, by and among HEP Oklahoma LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors party thereto, and U.S. Bank National Association.

10.1*
First Amendment to Third Amended and Restated Master Throughput Agreement, dated as of June 12, 2018, effective as of April 1, 2017, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners-Operating, L.P.

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

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 2, 2018	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2018	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)