Form 10-Q
period 2018-09-30
HOLLY ENERGY PARTNERS LP
filed 2018-10-31
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of the registrant’s outstanding common units at October 26, 2018, was 105,440,201.

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

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,375	$7,776
Accounts receivable:
Trade	10,301	12,803
Affiliates	47,109	51,501
	57,410	64,304
Prepaid and other current assets	2,713	2,311
Total current assets	66,498	74,391

Properties and equipment, net	1,540,713	1,569,471
Intangible assets, net	118,831	129,463
Goodwill	270,336	266,716
Equity method investments	83,911	85,279
Other assets	26,753	28,794
Total assets	$2,107,042	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$9,988	$14,547
Affiliates	6,414	7,725
	16,402	22,272

Accrued interest	5,730	13,256
Deferred revenue	12,360	9,598
Accrued property taxes	7,398	4,652
Other current liabilities	3,694	5,707
Total current liabilities	45,584	55,485

Long-term debt	1,416,748	1,507,308
Other long-term liabilities	15,255	15,843
Deferred revenue	48,408	47,272

Class B unit	45,380	43,141

Equity:
Partners’ equity:
Common unitholders (105,440,201 and 101,568,955 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	446,946	393,959
Noncontrolling interest	88,721	91,106
Total equity	535,667	485,065
Total liabilities and equity	$2,107,042	$2,154,114

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Affiliates	$100,188	$95,138	$295,629	$277,316
Third parties	25,596	15,226	77,799	47,826
	125,784	110,364	373,428	325,142
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	35,996	35,998	106,731	102,584
Depreciation and amortization	24,367	19,007	74,117	57,729
General and administrative	2,498	3,623	8,293	8,872
	62,861	58,628	189,141	169,185
Operating income	62,923	51,736	184,287	155,957

Other income (expense):
Equity in earnings of equity method investments	1,114	5,072	4,127	10,965
Interest expense	(18,042)	(14,072)	(53,249)	(41,359)
Interest income	540	101	1,581	306
Loss on early extinguishment of debt	—	—	—	(12,225)
Gain on sale of assets and other	38	155	71	317
	(16,350)	(8,744)	(47,470)	(41,996)
Income before income taxes	46,573	42,992	136,817	113,961
State income tax benefit (expense)	(39)	69	(149)	(164)
Net income	46,534	43,061	136,668	113,797
Allocation of net income attributable to noncontrolling interests	(1,531)	(990)	(5,354)	(4,827)
Net income attributable to the partners	45,003	42,071	131,314	108,970
General partner interest in net income attributable to the Partnership, including incentive distributions	—	419	—	(35,047)
Limited partners’ interest in net income	$45,003	$42,490	$131,314	$73,923
Limited partners’ per unit interest in earnings—basic and diluted	$0.43	$0.66	$1.25	$1.16
Weighted average limited partners’ units outstanding	105,440	64,319	104,908	63,845

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$46,534	$43,061	$136,668	$113,797

Other comprehensive loss:
Change in fair value of cash flow hedging instruments	—	1	—	88
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	(64)	—	(179)
Other comprehensive loss	—	(63)	—	(91)
Comprehensive income before noncontrolling interest	46,534	42,998	136,668	113,706
Allocation of comprehensive income to noncontrolling interests	(1,531)	(990)	(5,354)	(4,827)
Comprehensive income attributable to the partners	$45,003	$42,008	$131,314	$108,879

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$136,668	$113,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,117	57,729
Gain on sale of assets	(196)	(269)
Amortization of deferred charges	2,278	2,317
Equity-based compensation expense	2,259	1,908
Equity in earnings of equity method investments, net of distributions	—	513
Loss on early extinguishment of debt	—	12,225
(Increase) decrease in operating assets:
Accounts receivable—trade	2,502	516
Accounts receivable—affiliates	4,392	(191)
Prepaid and other current assets	(402)	593
Increase (decrease) in operating liabilities:
Accounts payable—trade	(1,209)	3,393
Accounts payable—affiliates	(1,311)	(6,866)
Accrued interest	(7,526)	(12,543)
Deferred revenue	5,218	3,096
Accrued property taxes	2,746	2,090
Other current liabilities	(1,955)	(99)
Other, net	(169)	(750)
Net cash provided by operating activities	217,412	177,459

Cash flows from investing activities
Additions to properties and equipment	(34,270)	(30,675)
Business and asset acquisitions	(6,841)	—
Proceeds from sale of assets	210	794
Distributions in excess of equity in earnings of equity investments	1,368	1,224
Net cash used for investing activities	(39,533)	(28,657)

Cash flows from financing activities
Borrowings under credit agreement	256,000	628,000
Repayments of credit agreement borrowings	(347,000)	(431,000)
Proceeds from issuance of Senior Notes	—	101,750
Redemption of 6.5% Senior Notes	—	(309,750)
Proceeds from issuance of common units	114,887	52,285
Distributions to HEP unitholders	(197,300)	(171,560)
Distributions to noncontrolling interest	(5,500)	(5,000)
Distribution to HFC for El Dorado tanks	—	(103)
Contributions from general partner	614	1,072
Deferred financing costs	—	(9,453)
Units withheld for tax withholding obligations	(58)	(35)
Other	(923)	(1,189)
Net cash used by financing activities	(179,280)	(144,983)

Cash and cash equivalents
Increase (decrease) for the period	(1,401)	3,819
Beginning of period	7,776	3,657
End of period	$6,375	$7,476

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,839	—	114,839
Distributions to HEP unitholders	(197,300)	—	(197,300)
Distributions to noncontrolling interest	—	(5,500)	(5,500)
Amortization of restricted and performance units	2,259	—	2,259
Class B unit accretion	(2,239)	—	(2,239)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320	—	1,320
Other	555	—	555
Net income	133,553	3,115	136,668
Balance September 30, 2018	$446,946	$88,721	$535,667

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of September 30, 2018, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in our operating activities. The impact of this change for the nine months ended September 30, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

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

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we plan to apply practical expedients provided in the standards update that allow us, among other things, not to reassess contracts that commenced prior to the adoption. While we continue to evaluate the provisions of the standard to determine how it will affect our financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Adoption of the standard is not expected to have a material impact on our results of operations or cash flows.

In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired and are finalizing the implementation of software and are implementing systems to facilitate lease capture and related accounting treatment.

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
	(In thousands)
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and nine months ended September 30, 2018, we recognized $3.6 million and $10.6 million, respectively, of these deficiency payments in revenue, of which $0.1 million and $2.6 million, respectively, related to deficiency payments billed in prior periods. As of September 30, 2018, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $5.7 million.

	September 30, 2018	January 1, 2018
	(In thousands)
Contract asset	$1,673	$—
Contract liability	$(5,726)	$(2,713)

The contract assets and liabilities include both lease and service components. We recognized an immaterial amount of revenue, that was previously included in contract liability as of January 1, 2018, during the three months ended September 30, 2018 and $2.6 million during the nine months ended September 30, 2018.
As of September 30, 2018, we expect to recognize $2.4 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2019 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2018	$94
2019	352
2020	305
2021	294
2022	267
Thereafter	1,041
Total	$2,353
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Pipelines	$69,735	$54,072	$207,443	$161,768
Terminals, tanks and loading racks	36,469	35,701	109,036	105,864
Refinery processing units	19,580	20,591	56,949	57,510
	$125,784	$110,364	$373,428	$325,142
During the three and nine months ended September 30, 2018, lease revenues amounted to $71.3 million and $209.8 million, respectively, and service revenues amounted to $54.5 million and $163.6 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

Note 4:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under our revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and our fixed interest rate senior notes.

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	495,748	512,840	495,308	525,120
		$495,748	$512,840	$495,308	$525,120

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Pipelines, terminals and tankage	$1,529,683	$1,541,722
Refinery assets	347,338	347,338
Land and right of way	85,961	86,484
Construction in progress	52,882	12,029
Other	35,376	35,659
	2,051,240	2,023,232
Less accumulated depreciation	510,527	453,761
	$1,540,713	$1,569,471

We capitalized $0.2 million and $0.7 million during the nine months ended September 30, 2018 and 2017, respectively, in interest attributable to construction projects.

Depreciation expense was $62.6 million and $52.1 million for the nine months ended September 30, 2018 and 2017, respectively, and includes depreciation of assets acquired under capital leases.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	September 30, 2018	December 31, 2017
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,282
Other		50	50
		204,797	204,396
Less accumulated amortization		85,966	74,933
		$118,831	$129,463

Amortization expense was $11.0 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. We estimate amortization expense to be $14.0 million for each of the next four years and $9.8 million in 2023.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million for both the three months ended September 30, 2018 and 2017, and $2.1 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2018, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,323,371 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the nine months ended September 30, 2018, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018 (nonvested)	119,009	$34.77
Granted	12,890	30.23
Forfeited	(1,664)	34.64
Outstanding at September 30, 2018 (nonvested)	130,235	$34.33

No restricted units were vested and transferred to recipients during the nine months ended September 30, 2018. As of September 30, 2018, there was $1.3 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.0 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon the growth in our distributable cash flow per common unit over the performance period. As of September 30, 2018, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We granted 2,764 performance units during the nine months ended September 30, 2018. Performance units granted in 2017 and 2018 vest over a three-year performance period ending December 31, 2020 and 2021, respectively, and are payable in HEP common units. The number of units actually earned will be based on the growth of our distributable cash flow per common unit over the performance period, and can range from 50% to 150% of the target number of performance units granted. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the nine months ended September 30, 2018, is presented below:

Performance Units	Units
Outstanding at January 1, 2018 (nonvested)	36,911
Granted	2,764
Vesting and transfer of common units to recipients	(4,283)
Outstanding at September 30, 2018 (nonvested)	35,392

The grant date fair value of performance units vested and transferred to recipients during both the nine months ended September 30, 2018 and 2017 was $0.1 million. Based on the weighted-average fair value of performance units outstanding at September 30, 2018, of $1.2 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.1 years.

During the nine months ended September 30, 2018, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of September 30, 2018.

Senior Notes
On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). On September 22, 2017, we closed a private placement of an additional $100 million in aggregate principal amount of the 6% Senior Notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Credit Agreement
Amount outstanding	$921,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(4,252)	(4,692)
	495,748	495,308

Total long-term debt	$1,416,748	$1,507,308

Interest Rate Risk Management
The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017. The swaps had effectively converted $150 million of our LIBOR based debt to fixed rate debt.

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$27,233	$20,338
6.5% Senior Notes	—	163
6% Senior Notes	22,500	18,150
Amortization of discount and deferred debt issuance costs	2,277	2,317
Commitment fees and other	1,450	1,137
Total interest incurred	53,460	42,105
Less capitalized interest	211	746
Net interest expense	$53,249	$41,359
Cash paid for interest	$58,697	$53,181

Capital Lease Obligations
We have capital lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.8 million and $5.1 million as of September 30, 2018 and December 31, 2017, respectively, with accumulated depreciation of $4.0 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

Note 9:	Significant Customers

All revenues are domestic revenues, of which 86% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
HFC	80%	86%	79%	85%
Delek	6%	7%	6%	7%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of September 30, 2018, these agreements with HFC require minimum annualized payments to us of $335 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $100.2 million and $95.1 million for the three months ended September 30, 2018 and 2017, respectively, and $295.6 million and $277.3 million for the nine months ended September 30, 2018 and 2017, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended September 30, 2018 and 2017, and $1.9 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

•
We reimbursed HFC for costs of employees supporting our operations of $13.1 million and $11.7 million for the three months ended September 30, 2018 and 2017, respectively, and $38.3 million and $34.5 million for the nine months ended September 30, 2018 and 2017, respectively.

•
HFC reimbursed us $2.8 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, for expense and capital projects and $6.9 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively.

•
We distributed $36.9 million and $109.7 million in the three and nine months ended September 30, 2018, respectively, to HFC as regular distributions on its common units and $32.8 million and $94.8 million on its common units and general partner interest, including general partner incentive distributions, in the three and nine months ended September 30, 2017, respectively.

•	Accounts receivable from HFC were $47.1 million and $51.5 million at September 30, 2018, and December 31, 2017, respectively.

•	Accounts payable to HFC were $6.4 million and $7.7 million at September 30, 2018, and December 31, 2017, respectively.

•
Deferred revenue in the consolidated balance sheets at September 30, 2018 and December 31, 2017, includes $2.0 million and $4.4 million, respectively, relating to certain shortfall billings to HFC. It is possible that HFC may not exceed its minimum obligations to receive credit for any of the $2.0 million deferred at September 30, 2018.

•
We received lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest. Additionally, HEP Logistics, our general partner, owned all incentive distribution rights through October 31, 2017, at which time we closed on an equity restructuring transaction with HEP Logistics pursuant to which the incentive distribution rights were canceled. See Note 1 for a description of this equity restructuring transaction.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the nine months ended September 30, 2018, HEP issued 171,246 units under this program, providing approximately $5.2 million in gross proceeds. As of September 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
General partner interest in net income	$—	$(419)	$—	$919
General partner incentive distribution	—	—	—	34,128
Total general partner interest in net income	$—	$(419)	$—	$35,047

Cash Distributions
On October 19, 2018, we announced our cash distribution for the third quarter of 2018 of $0.665 per unit. The distribution is payable on all common units and will be paid November 8, 2018, to all unitholders of record on October 29, 2018. However, HEP Logistics will waive $2.5 million in limited partner cash distributions in accordance with the equity restructuring discussed in Note 1.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
General partner interest in distribution	$—	$—	$—	$2,335
General partner incentive distribution	—	—	—	34,128
Total general partner distribution	—	—	—	36,463
Limited partner distribution	67,669	63,012	201,310	143,326
Total regular quarterly cash distribution	$67,669	$63,012	$201,310	$179,789
Cash distribution per unit applicable to limited partners	$0.6650	$0.6450	$1.9800	$1.8975

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

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$45,003	$42,071	$131,314	$108,970
Less: General partner’s distribution declared (including IDRs)	—	—	—	(36,463)
Limited partner’s distribution declared on common units	(67,669)	(63,012)	(201,310)	(143,326)
Distributions in excess of net income attributable to the partners	$(22,666)	$(20,941)	$(69,996)	$(70,819)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Three Months Ended September 30, 2018
Net income attributable to the partners:
Distributions declared	$—	$67,669	$67,669
Distributions in excess of net income attributable to the partners	—	(22,666)	(22,666)
Net income attributable to the partners	$—	$45,003	$45,003
Weighted average limited partners' units outstanding		105,440
Limited partners' per unit interest in earnings - basic and diluted		$0.43

Three Months Ended September 30, 2017
Net income attributable to the partners:
Distributions declared	$—	$63,012	$63,012
Distributions in excess of net income attributable to the partners	(419)	(20,522)	(20,941)
Net income attributable to the partners	$(419)	$42,490	$42,071
Weighted average limited partners' units outstanding		64,319
Limited partners' per unit interest in earnings - basic and diluted		$0.66

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Nine Months Ended September 30, 2018
Net income attributable to partnership:
Distributions declared	$—	$201,310	$201,310
Distributions in excess of net income attributable to the partners	—	(69,996)	(69,996)
Net income attributable to the partners	$—	$131,314	$131,314
Weighted average limited partners' units outstanding		104,908
Limited partners' per unit interest in earnings - basic and diluted		$1.25

Nine Months Ended September 30, 2017
Net income attributable to partnership:
Distributions declared	$36,463	$143,326	$179,789
Distributions in excess of net income attributable to the partners	(1,416)	(69,403)	(70,819)
Net income attributable to the partners	$35,047	$73,923	$108,970
Weighted average limited partners' units outstanding		63,845
Limited partners' per unit interest in earnings - basic and diluted		$1.16

Note 13:	Environmental

We expensed $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, for environmental remediation obligations, and we incurred no expenses for the three and nine months ended September 30, 2017. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.1 million and $6.5 million at September 30, 2018 and December 31, 2017, respectively, of which $4.3 million and $5.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of September 30, 2018 and December 31, 2017, our consolidated balance sheets included additional accrued environmental liabilities of $0.6 million and $0.8 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 14:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 15:	Segment Information

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two operating segments: pipelines and terminals, and refinery processing units. These operating segments adhere to the accounting polices used for our consolidated financial statements.

The pipelines and terminals operating segments have been aggregated into one reportable segment as both pipeline and terminals (1) have similar economic characteristics, (2) similarly provide logistics services of transportation and storage of petroleum products, (3) similarly support the petroleum refining business, including distribution of its products, (4) have principally the same customers and (5) are subject to similar regulatory requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$80,608	$74,547	$238,680	$219,806
Pipelines and terminals - third-party	25,596	15,226	77,799	47,826
Refinery processing units - affiliate	19,580	20,591	56,949	57,510
Total segment revenues	$125,784	$110,364	$373,428	$325,142

Segment operating income:
Pipelines and terminals	$56,531	$44,896	$167,748	$140,546
Refinery processing units	8,890	10,463	24,832	24,283
Total segment operating income	65,421	55,359	192,580	164,829
Unallocated general and administrative expenses	(2,498)	(3,623)	(8,293)	(8,872)
Interest and financing costs, net	(17,502)	(13,971)	(51,668)	(53,278)
Equity in earnings of unconsolidated affiliates	1,114	5,072	4,127	10,965
Gain on sale of assets and other	38	155	71	317
Income before income taxes	$46,573	$42,992	$136,817	$113,961

Capital Expenditures:
Pipelines and terminals	$9,389	$10,151	$34,128	$30,437
Refinery processing units	142	—	142	238
Total capital expenditures	$9,531	$10,151	$34,270	$30,675

	September 30, 2018	December 31, 2017
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,692,679	$1,728,074
Refinery processing units	317,919	328,585
Other	96,444	97,455
Total identifiable assets	$2,107,042	$2,154,114
(1) Includes goodwill of $270.3 million and $266.7 million as of September 30, 2018 and December 31, 2017, respectively.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,639	$4,734	$—	$6,375
Accounts receivable	—	52,218	5,438	(246)	57,410
Prepaid and other current assets	85	2,253	375	—	2,713
Total current assets	87	56,110	10,547	(246)	66,498

Properties and equipment, net	—	1,190,867	349,846	—	1,540,713
Investment in subsidiaries	1,859,722	266,162	—	(2,125,884)	—
Intangible assets, net	—	118,831	—	—	118,831
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,911	—	—	83,911
Other assets	9,897	16,856	—	—	26,753
Total assets	$1,869,706	$2,003,073	$360,393	$(2,126,130)	$2,107,042

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$15,574	$1,074	$(246)	$16,402
Accrued interest	5,730	—	—	—	5,730
Deferred revenue	—	11,228	1,132	—	12,360
Accrued property taxes	—	4,346	3,052	—	7,398
Other current liabilities	22	3,670	2	—	3,694
Total current liabilities	5,752	34,818	5,260	(246)	45,584

Long-term debt	1,416,748	—	—	—	1,416,748
Other long-term liabilities	260	14,745	250	—	15,255
Deferred revenue	—	48,408	—	—	48,408
Class B unit	—	45,380	—	—	45,380
Equity - partners	446,946	1,859,722	266,162	(2,125,884)	446,946
Equity - noncontrolling interest	—	—	88,721	—	88,721
Total liabilities and equity	$1,869,706	$2,003,073	$360,393	$(2,126,130)	$2,107,042

Condensed Consolidating Balance Sheet

December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$511	$7,263	$—	$7,776
Accounts receivable	—	59,448	5,038	(182)	64,304
Prepaid and other current assets	13	2,016	282	—	2,311
Total current assets	15	61,975	12,583	(182)	74,391

Properties and equipment, net	—	1,213,626	355,845	—	1,569,471
Investment in subsidiaries	1,902,285	273,319	—	(2,175,604)	—
Intangible assets, net	—	129,463	—	—	129,463
Goodwill	—	266,716	—	—	266,716
Equity method investments	—	85,279	—	—	85,279
Other assets	11,753	17,041	—	—	28,794
Total assets	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$20,928	$1,526	$(182)	$22,272
Accrued interest	12,500	756	—	—	13,256
Deferred revenue	—	8,540	1,058	—	9,598
Accrued property taxes	—	3,431	1,221	—	4,652
Other current liabilities	—	5,707	—	—	5,707
Total current liabilities	12,500	39,362	3,805	(182)	55,485

Long-term debt	1,507,308	—	—	—	1,507,308
Other long-term liabilities	286	15,359	198	—	15,843
Deferred revenue	—	47,272	—	—	47,272
Class B unit	—	43,141	—	—	43,141
Equity - partners	393,959	1,902,285	273,319	(2,175,604)	393,959
Equity - noncontrolling interest	—	—	91,106	—	91,106
Total liabilities and equity	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,270	$5,918	$—	$100,188
Third parties	—	21,277	4,319	—	25,596
	—	115,547	10,237	—	125,784
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	32,906	3,090	—	35,996
Depreciation and amortization		20,198	4,169	—	24,367
General and administrative	698	1,800	—	—	2,498
	698	54,904	7,259	—	62,861
Operating income (loss)	(698)	60,643	2,978	—	62,923

Other income (expense):
Equity in earnings of subsidiaries	63,731	2,251	—	(65,982)	—
Equity in earnings of equity method investments	—	1,114	—	—	1,114
Interest expense	(18,030)	(12)	—	—	(18,042)
Interest income	—	540	—	—	540
Gain on sale of assets and other	—	14	24	—	38
	45,701	3,907	24	(65,982)	(16,350)
Income before income taxes	45,003	64,550	3,002	(65,982)	46,573
State income tax expense	—	(39)	—	—	(39)
Net income	45,003	64,511	3,002	(65,982)	46,534
Allocation of net income attributable to noncontrolling interests	—	(780)	(751)	—	(1,531)
Net income attributable to the partners	45,003	63,731	2,251	(65,982)	45,003
Other comprehensive income	—	—	—	—	—
Comprehensive income attributable to the partners	$45,003	$63,731	$2,251	$(65,982)	$45,003

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,772	$5,366	$—	$95,138
Third parties	—	10,758	4,468	—	15,226
	—	100,530	9,834	—	110,364
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,360	4,638	—	35,998
Depreciation and amortization	—	14,854	4,153	—	19,007
General and administrative	1,050	2,573	—	—	3,623
	1,050	48,787	8,791	—	58,628
Operating income (loss)	(1,050)	51,743	1,043	—	51,736

Other income (expense):
Equity in earnings of subsidiaries	57,193	783	—	(57,976)	—
Equity in earnings of equity method investments	—	5,072	—	—	5,072
Interest expense	(14,072)	—	—	—	(14,072)
Interest income	—	101	—	—	101
Gain on sale of assets and other	—	154	1	—	155
	43,121	6,110	1	(57,976)	(8,744)
Income before income taxes	42,071	57,853	1,044	(57,976)	42,992
State income tax expense	—	69	—	—	69
Net income	42,071	57,922	1,044	(57,976)	43,061
Allocation of net income attributable to noncontrolling interests	—	(729)	(261)	—	(990)
Net income attributable to the partners	42,071	57,193	783	(57,976)	42,071
Other comprehensive income	(63)	(63)	—	63	(63)
Comprehensive income attributable to the partners	$42,008	$57,130	$783	$(57,913)	$42,008

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$278,083	$17,546	$—	$295,629
Third parties	—	60,795	17,004	—	77,799
	—	338,878	34,550	—	373,428
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	97,064	9,667	—	106,731
Depreciation and amortization	—	61,630	12,487	—	74,117
General and administrative	2,739	5,554	—	—	8,293
	2,739	164,248	22,154	—	189,141
Operating income (loss)	(2,739)	174,630	12,396	—	184,287

Other income (expense):
Equity in earnings (loss) of subsidiaries	187,349	9,344	—	(196,693)	—
Equity in earnings of equity method investments	—	4,127	—	—	4,127
Interest expense	(53,341)	92	—	—	(53,249)
Interest income	—	1,581	—	—	1,581
Gain (loss) on sale of assets and other	45	(37)	63	—	71
	134,053	15,107	63	(196,693)	(47,470)
Income (loss) before income taxes	131,314	189,737	12,459	(196,693)	136,817
State income tax expense	—	(149)	—	—	(149)
Net income (loss)	131,314	189,588	12,459	(196,693)	136,668
Allocation of net income attributable to noncontrolling interests	—	(2,239)	(3,115)	—	(5,354)
Net income (loss) attributable to Holly Energy Partners	131,314	187,349	9,344	(196,693)	131,314
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	$131,314	$187,349	$9,344	$(196,693)	$131,314

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$258,571	$18,745	$—	$277,316
Third parties	—	32,146	15,680	—	47,826
	—	290,717	34,425	—	325,142
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	91,323	11,261	—	102,584
Depreciation and amortization	—	45,498	12,231	—	57,729
General and administrative	3,070	5,802	—	—	8,872
	3,070	142,623	23,492	—	169,185
Operating income (loss)	(3,070)	148,094	10,933	—	155,957

Other income (expense):
Equity in earnings (loss) of subsidiaries	165,624	8,203	—	(173,827)	—
Equity in earnings of equity method investments	—	10,965	—	—	10,965
Interest expense	(41,359)	—	—	—	(41,359)
Interest income	—	306	—	—	306
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Gain (loss) on sale of assets and other	—	313	4	—	317
	112,040	19,787	4	(173,827)	(41,996)
Income (loss) before income taxes	108,970	167,881	10,937	(173,827)	113,961
State income tax expense	—	(164)	—	—	(164)
Net income (loss)	108,970	167,717	10,937	(173,827)	113,797
Allocation of net income attributable to noncontrolling interests	—	(2,093)	(2,734)	—	(4,827)
Net income (loss) attributable to Holly Energy Partners	108,970	165,624	8,203	(173,827)	108,970
Other comprehensive income (loss)	(91)	(91)	—	91	(91)
Comprehensive income (loss)	$108,879	$165,533	$8,203	$(173,736)	$108,879

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(58,326)	$259,360	$25,722	$(9,344)	$217,412

Cash flows from investing activities
Additions to properties and equipment	—	(28,057)	(6,213)	—	(34,270)
Business and asset acquisitions	—	(6,803)	(38)	—	(6,841)
Distributions from UNEV in excess of earnings	—	7,156	—	(7,156)	—
Proceeds from sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings of equity investments	—	1,368	—	—	1,368
	—	(26,126)	(6,251)	(7,156)	(39,533)

Cash flows from financing activities
Net repayments under credit agreement	(91,000)	—	—	—	(91,000)
Net intercompany financing activities	231,231	(231,231)	—	—	—
Proceeds from issuance of common units	114,839	48	—	—	114,887
Contribution from general partner	614	—	—	—	614
Distributions to HEP unitholders	(197,300)	—	—	—	(197,300)
Distributions to noncontrolling interests	—	—	(22,000)	16,500	(5,500)
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Other	—	(923)	—	—	(923)
	58,326	(232,106)	(22,000)	16,500	(179,280)

Cash and cash equivalents
Increase (decrease) for the period	—	1,128	(2,529)	—	(1,401)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$1,639	$4,734	$—	$6,375

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(57,010)	$215,608	$27,064	$(8,203)	$177,459

Cash flows from investing activities
Additions to properties and equipment	—	(27,725)	(2,950)	—	(30,675)
Proceeds from sale of assets	—	794	—	—	794
Distributions from UNEV in excess of earnings	—	6,797	—	(6,797)	—
Distributions in excess of equity in earnings of equity investments	—	1,224	—	—	1,224
	—	(18,910)	(2,950)	(6,797)	(28,657)

Cash flows from financing activities
Net borrowings under credit agreement	750,000	(553,000)	—	—	197,000
Net intercompany financing activities	(357,196)	357,196	—	—	—
Proceeds from issuance of 6% Senior Notes	103,250	(1,500)	—	—	101,750
Redemption of senior notes	(309,750)	—	—	—	(309,750)
Proceeds from issuance of common units	52,285	—	—	—	52,285
Distributions to HEP unitholders	(171,560)	—	—	—	(171,560)
Distributions to noncontrolling interests	—	—	(20,000)	15,000	(5,000)
Distribution to HFC for El Dorado tanks	(103)	—	—	—	(103)
Contributions from general partner	1,072	—	—	—	1,072
Units withheld for tax withholding obligations	(35)	—	—	—	(35)
Deferred financing costs	(10,953)	1,500	—	—	(9,453)
Other	—	(1,189)	—	—	(1,189)
	57,010	(196,993)	(20,000)	15,000	(144,983)

Cash and cash equivalents
Decrease for the period	—	(295)	4,114	—	3,819
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$6	$7,468	$—	$7,476

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of September 30, 2018.

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

We believe the long-term growth of global refined product demand and U.S. crude production should support high utilization rates for the refineries we serve, which in turn should support volumes in our product pipelines, crude gathering systems and terminals.
Acquisitions
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline LLC (“SLC Pipeline”) and the remaining 50% interest in Frontier Aspen LLC (“Frontier Aspen”) from subsidiaries of Plains All American Pipeline, L.P., for cash consideration of $250 million. Prior to this acquisition, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

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

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st

Table of Contentsril 19,

each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of September 30, 2018, these agreements with HFC require minimum annualized payments to us of $335 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms under this lease agreement expire beginning in the third quarter of 2018 through the first quarter of 2022. As of September 30, 2018, these agreements with Delek require minimum annualized payments to us of $31 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee, currently $2.5 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,803	$20,801	$2
Affiliates—intermediate pipelines	6,772	7,832	(1,060)
Affiliates—crude pipelines	20,461	14,089	6,372
	48,036	42,722	5,314
Third parties—refined product pipelines	11,194	11,350	(156)
Third parties—crude pipelines	10,505	—	10,505
	69,735	54,072	15,663
Terminals, tanks and loading racks:
Affiliates	32,572	31,825	747
Third parties	3,897	3,876	21
	36,469	35,701	768

Affiliates—refinery processing units	19,580	20,591	(1,011)

Total revenues	125,784	110,364	15,420
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	35,996	35,998	(2)
Depreciation and amortization	24,367	19,007	5,360
General and administrative	2,498	3,623	(1,125)
	62,861	58,628	4,233
Operating income	62,923	51,736	11,187
Other income (expense):
Equity in earnings of equity method investments	1,114	5,072	(3,958)
Interest expense, including amortization	(18,042)	(14,072)	(3,970)
Interest income	540	101	439
Gain on sale of assets and other	38	155	(117)
	(16,350)	(8,744)	(7,606)
Income before income taxes	46,573	42,992	3,581
State income tax benefit (expense)	(39)	69	(108)
Net income	46,534	43,061	3,473
Allocation of net income attributable to noncontrolling interests	(1,531)	(990)	(541)
Net income attributable to the partners	45,003	42,071	2,932
General partner interest in net income attributable to the partners (1)	—	419	(419)
Limited partners’ interest in net income	$45,003	$42,490	$2,513
Limited partners’ earnings per unit—basic and diluted (1)	$0.43	$0.66	$(0.23)
Weighted average limited partners’ units outstanding	105,440	64,319	41,121
EBITDA (2)	$86,911	$74,980	$11,931
Distributable cash flow (3)	$66,598	$59,248	$7,350

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	120,024	142,624	(22,600)
Affiliates—intermediate pipelines	148,347	151,622	(3,275)
Affiliates—crude pipelines	322,590	267,911	54,679
	590,961	562,157	28,804
Third parties—refined product pipelines	67,112	74,703	(7,591)
Third parties – crude pipelines	119,503	—	119,503
	777,576	636,860	140,716
Terminals and loading racks:
Affiliates	417,079	426,122	(9,043)
Third parties	57,990	69,405	(11,415)
	475,069	495,527	(20,458)

Affiliates—refinery processing units	65,640	61,453	4,187

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,318,285	1,193,840	124,445

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$60,841	$57,977	$2,864
Affiliates—intermediate pipelines	22,496	20,366	2,130
Affiliates—crude pipelines	58,737	47,890	10,847
	142,074	126,233	15,841
Third parties—refined product pipelines	37,124	35,535	1,589
Third parties—crude pipelines	28,245	—	28,245
	207,443	161,768	45,675
Terminals, tanks and loading racks:
Affiliates	96,606	93,573	3,033
Third parties	12,430	12,291	139
	109,036	105,864	3,172

Affiliates—refinery processing units	56,949	57,510	(561)

Total revenues	373,428	325,142	48,286
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	106,731	102,584	4,147
Depreciation and amortization	74,117	57,729	16,388
General and administrative	8,293	8,872	(579)
	189,141	169,185	19,956
Operating income	184,287	155,957	28,330
Other income (expense):
Equity in earnings of equity method investments	4,127	10,965	(6,838)
Interest expense, including amortization	(53,249)	(41,359)	(11,890)
Interest income	1,581	306	1,275
Loss on early extinguishment of debt	—	(12,225)	12,225
Gain on sale of assets and other	71	317	(246)
	(47,470)	(41,996)	(5,474)
Income before income taxes	136,817	113,961	22,856
State income tax expense	(149)	(164)	15
Net income	136,668	113,797	22,871
Allocation of net income attributable to noncontrolling interests	(5,354)	(4,827)	(527)
Net income attributable to the partners	131,314	108,970	22,344
General partner interest in net income attributable to the partners (1)	—	(35,047)	35,047
Limited partners’ interest in net income	$131,314	$73,923	$57,391
Limited partners’ earnings per unit—basic and diluted (1)	$1.25	$1.16	$0.09
Weighted average limited partners’ units outstanding	104,908	63,845	41,063
EBITDA (2)	$257,248	$207,916	$49,332
Distributable cash flow (3)	$200,878	$177,436	$23,442

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	125,642	128,212	(2,570)
Affiliates—intermediate pipelines	142,371	136,055	6,316
Affiliates—crude pipelines	336,224	268,736	67,488
	604,237	533,003	71,234
Third parties—refined product pipelines	70,830	77,114	(6,284)
Third parties – crude pipelines	119,344	—	119,344
	794,411	610,117	184,294
Terminals and loading racks:
Affiliates	418,009	420,979	(2,970)
Third parties	59,776	68,902	(9,126)
	477,785	489,881	(12,096)

Affiliates—refinery processing units	67,873	63,858	4,015

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,340,069	1,163,856	176,213

Table of Contentsril 19,

(1)
Prior to the equity restructuring transaction on October 31, 2017, net income attributable to Holly Energy Partners was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. There were no distributions made on the general partner interest after October 31, 2017. No general partner distributions were declared for the three months ended September 30, 2017, and general partner distributions of $36.5 million were declared for the nine months ended September 30, 2017

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to the partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$45,003	$42,071	$131,314	$108,970
Add (subtract):
Interest expense	17,280	13,291	50,971	39,042
Interest income	(540)	(101)	(1,581)	(306)
Amortization of discount and deferred debt issuance costs	762	781	2,278	2,317
State income tax (benefit) expense	39	(69)	149	164
Depreciation and amortization	24,367	19,007	74,117	57,729
EBITDA	$86,911	$74,980	$257,248	$207,916

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to the partners	$45,003	$42,071	$131,314	$108,970
Add (subtract):
Depreciation and amortization	24,367	19,007	74,117	57,729
Amortization of discount and deferred debt issuance costs	762	781	2,278	2,317
Loss on early extinguishment of debt	—	—	—	12,225
Customer billings greater than revenue recognized	1,294	1,134	2,994	3,835
Maintenance capital expenditures (4)	(3,198)	(3,240)	(4,504)	(6,308)
Decrease in environmental liability	(150)	(180)	(368)	(741)
Decrease in reimbursable deferred revenue	(1,517)	(917)	(3,937)	(2,765)
Other non-cash adjustments	37	592	(1,016)	2,174
Distributable cash flow	$66,598	$59,248	$200,878	$177,436

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

	September 30, 2018	December 31, 2017
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,375	$7,776
Working capital	$20,914	$18,906
Total assets	$2,107,042	$2,154,114
Long-term debt	$1,416,748	$1,507,308
Partners’ equity (5)	$446,946	$393,959

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

Results of Operations—Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Summary
Net income attributable to the partners for the third quarter was $45.0 million ($0.43 per basic and diluted limited partner unit) compared to $42.1 million ($0.66 per basic and diluted limited partner unit) for the third quarter of 2017. The increase in net income attributable to the partners was primarily due to our acquisition of the remaining interest in the SLC and Frontier pipelines in the fourth quarter of 2017 and higher crude oil gathering volumes around the Permian Basin. These gains were partially offset by higher interest expense and lower earnings on equity investments.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the three months ended September 30, 2018, included an immaterial recognition of prior shortfalls billed to shippers in 2017 compared to revenues for the three months ended September 30, 2017, which included the recognition of $0.7 million of prior shortfalls billed to shippers in 2016 and 2017. Additional net shortfall billings of $1.4 million associated with certain guaranteed shipping contracts were deferred during the three months ended September 30, 2018.

Revenues
Revenues for the quarter were $125.8 million, an increase of $15.4 million compared to the third quarter of 2017. The increase was primarily attributable to our acquisition of the remaining interests in the SLC and Frontier pipelines and higher crude oil gathering volumes around the Permian Basin in New Mexico and Texas, which contributed to an increase in overall pipeline volumes of 22%.

Revenues from our refined product pipelines were $32.0 million, a decrease of $0.2 million, on shipments averaging 187.1 thousand barrels per day (“mbpd”) compared to 217.3 mbpd for the third quarter of 2017. The volume decrease was mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput due to operational issues at the refinery during the quarter, lower volumes on pipelines servicing HFC's Navajo refinery, and lower volumes from Delek. Revenue remained relatively consistent due to contractual minimum revenue commitments and contractual tariff escalators.

Revenues from our intermediate pipelines were $6.8 million, a decrease of $1.1 million compared to the third quarter of 2017, on shipments averaging 148.3 mbpd compared to 151.6 mbpd for the third quarter of 2017. The decreases were mainly attributable to a decrease in production at HFC's Navajo refinery and a $0.6 million decrease in deferred revenue realized.

Table of Contentsril 19,

Revenues from our crude pipelines were $31.0 million, an increase of $16.9 million, on shipments averaging 442.1 mbpd compared to 267.9 mbpd for the third quarter of 2017. The increases were mainly attributable to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017 as well as increased volumes on our crude pipeline systems in New Mexico and Texas.

Revenues from terminal, tankage and loading rack fees were $36.5 million, an increase of $0.8 million compared to the third quarter of 2017. Refined products and crude oil terminalled in the facilities averaged 475.1 mbpd compared to 495.5 mbpd for the third quarter of 2017. The volume decrease was mainly due to the planned turnaround at HFC's El Dorado refinery in the third quarter of 2018 as well as the cessation of HEP's operations at the Tucson terminal in April 2018.

Revenues from refinery processing units were $19.6 million, a decrease of $1.0 million compared to the third quarter of 2017, on throughputs averaging 65.6 mbpd compared to 61.5 mbpd for the third quarter of 2017. Although throughput increased, revenue decreased, driven by lower reimbursable natural gas costs.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $36.0 million for both of the three months ended September 30, 2018 and September 30, 2017. An increase due to new operating costs and expenses related to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017 was primarily offset by higher maintenance project costs in the three months ended September 30, 2017.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2018, increased by $5.4 million compared to the three months ended September 30, 2017. The increase was primarily due to depreciation and amortization related to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017.

General and Administrative
General and administrative costs for the three months ended September 30, 2018, decreased by $1.1 million compared to the three months ended September 30, 2017, mainly due to higher legal and consulting costs incurred in the three months ended September 30, 2017, associated with our agreement, pursuant to which the IDRs held by HEP Logistics were canceled and HEP Logistics’ 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$1,030
Frontier Aspen LLC	—	1,662
Osage Pipe Line Company, LLC	294	1,119
Cheyenne Pipeline LLC	820	1,261
Total	$1,114	$5,072

Equity in earnings of Osage Pipe Line Company, LLC are lower for the three months ended September 30, 2018, mainly due to lower crude throughput volumes due to the planned turnaround at HFC's El Dorado refinery in the third quarter of 2018.

Interest Expense
Interest expense for the three months ended September 30, 2018, totaled $18.0 million, an increase of $4.0 million compared to the three months ended September 30, 2017. The increase is primarily due to interest expense associated with the private placement of an additional $100 million in aggregate principal amount of our 6% Senior Notes due 2024 completed in the third quarter of 2017, higher average balances outstanding under our senior secured revolving credit facility and market interest rate increases under that facility. Our aggregate effective interest rates were 5.1% and 4.5% for the three months ended September 30, 2018 and 2017, respectively.

State Income Tax
We recorded state income tax expense of $39,000 and benefit of $69,000 for the three months ended September 30, 2018 and 2017, respectively. All tax expense is solely attributable to the Texas margin tax.

Table of Contentsril 19,

Results of Operations—Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Summary
Net income attributable to the partners for the nine months ended September 30, 2018, was $131.3 million compared to $109.0 million for the nine months ended September 30, 2017. The increase in earnings was primarily due to higher pipeline throughputs and revenues as well as increased earnings related to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017, which were partially offset by higher interest expense. In addition, we recognized a loss on early extinguishment of debt of $12.2 million in the first quarter of 2017.

Revenues for the nine months ended September 30, 2018, include the recognition of $2.6 million of prior shortfalls billed to shippers in 2017 compared to revenues for the nine months ended September 30, 2017, which included the recognition of $3.5 million of prior shortfalls billed to shippers in 2016. As of September 30, 2018, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $5.7 million.

Revenues
Revenues for the nine months ended September 30, 2018, were $373.4 million, an increase of $48.3 million compared to the nine months ended September 30, 2017. The increase is primarily attributable to our acquisition of the remaining interests in the SLC and Frontier pipelines and the turnaround at HFC’s Navajo refinery in the first quarter of 2017.

Revenues from our refined product pipelines were $98.0 million, an increase of $4.5 million, on shipments averaging 196.5 mbpd compared to 205.3 mbpd for the nine months ended September 30, 2017. The volume decrease was mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput due to operational issues at the refinery beginning in the first quarter of 2018. These decreases were partially offset by higher volumes on our product pipelines in New Mexico due to the turnaround at HFC's Navajo refinery in the first quarter of 2017. Revenue increased as a result of the higher volumes on the New Mexico product pipelines and remained relatively consistent around pipelines servicing HFC's Woods Cross refinery due to contractual minimum volume commitments.

Revenues from our intermediate pipelines were $22.5 million, an increase of $2.1 million, on shipments averaging 142.4 mbpd compared to 136.1 mbpd for the nine months ended September 30, 2017. These increases were principally due to the turnaround at HFC's Navajo refinery in the first quarter of 2017.

Revenues from our crude pipelines were $87.0 million, an increase of $39.1 million, on shipments averaging 455.6 mbpd compared to 268.7 mbpd for the nine months ended September 30, 2017. The increases were mainly attributable to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017 as well as increased volumes on our crude pipeline systems in New Mexico and Texas.

Revenues from terminal, tankage and loading rack fees were $109.0 million, an increase of $3.2 million compared to the nine months ended September 30, 2017. Refined products and crude oil terminalled in the facilities averaged 477.8 mbpd compared to 489.9 mbpd for the nine months ended September 30, 2017. Despite the overall decrease in volume, revenue increased due to higher volumes at certain higher revenue terminals combined with an adjustment to revenue recognition.

Revenues from refinery processing units were $56.9 million, a decrease of $0.6 million on throughputs averaging 67.9 mbpd compared to 63.9 mbpd for the nine months ended September 30, 2017. Although throughput increased, revenue decreased, driven by lower reimbursable natural gas costs.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2018, increased by $4.1 million compared to the nine months ended September 30, 2017. The increase is primarily due to new operating costs and expenses related to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2018, increased by $16.4 million compared to the nine months ended September 30, 2017. The increase is primarily due to depreciation and amortization related to our acquisition of the remaining interests in the SLC and Frontier pipelines in the fourth quarter of 2017.

Table of Contentsril 19,

General and Administrative
General and administrative costs for the nine months ended September 30, 2018, decreased $0.6 million compared to the nine months ended September 30, 2017, mainly due to higher legal and consulting costs incurred in the nine months ended September 30, 2017, associated with our agreement, pursuant to which the IDRs held by HEP Logistics were canceled and HEP Logistics’ 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investments	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$2,053
Frontier Aspen LLC	—	3,813
Osage Pipe Line Company, LLC	1,895	1,889
Cheyenne Pipeline LLC	2,232	3,210
Total	$4,127	$10,965

Interest Expense
Interest expense for the nine months ended September 30, 2018, totaled $53.2 million, an increase of $11.9 million compared to the nine months ended September 30, 2017. The increase is primarily due to interest expense associated with the private placement of an additional $100 million in aggregate principal amount of our 6% Senior Notes due 2024 completed in the third quarter of 2017, higher average balances outstanding under our senior secured revolving credit facility, and market interest rate increases under that facility. Our aggregate effective interest rates were 5.0% and 4.4% for the nine months ended September 30, 2018 and 2017, respectively.

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

State Income Tax
We recorded state income tax expense of $149,000 and $164,000 for the nine months ended September 30, 2018 and 2017, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the nine months ended September 30, 2018, we received advances totaling $256.0 million and repaid $347.0 million, resulting in a net decrease of $91.0 million under the Credit Agreement and an outstanding balance of $921.0 million at September 30, 2018. As of September 30, 2018, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $479.0 million. Amounts repaid under our credit facility may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the nine months ended September 30, 2018, HEP issued 171,246 units under this program, providing approximately $5.2 million in gross proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of September 30, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Under our registration statement filed with the Securities and Exchange Commission (“SEC”) using a “shelf” registration process, we currently have the authority to raise up to $2.0 billion, less amounts issued under the $200 million continuous offering program, by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities would be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

In August 2018, we paid a regular cash distribution of $0.6600 on all units in an aggregate amount of $67.1 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents decreased by $1.4 million during the nine months ended September 30, 2018. The cash flows provided by operating activities of $217.4 million were less than the cash flows used for financing activities of $179.3 million and investing activities of $39.5 million. Working capital increased by $2.0 million to $20.9 million at September 30, 2018, from $18.9 million at December 31, 2017.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $40.0 million from $177.5 million for the nine months ended September 30, 2017, to $217.4 million for the nine months ended September 30, 2018. The increase was due primarily to increased receipts from customers during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 partially offset by cash paid for interest.

Cash Flows—Investing Activities
Cash flows used for investing activities were $39.5 million for the nine months ended September 30, 2018, compared to $28.7 million for the nine months ended September 30, 2017, an increase of $10.9 million. During the nine months ended September 30, 2018 and 2017, we invested $34.3 million and $30.7 million in additions to properties and equipment, respectively. During the nine months ended September 30, 2018, we had cash payments of $6.8 million million for acquisitions. During the nine months ended September 30, 2018 and 2017, we also received $1.4 million and $1.2 million, respectively, for distributions in excess of equity in earnings of equity investments, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $179.3 million for the nine months ended September 30, 2018, compared to $145.0 million for the nine months ended September 30, 2017, an increase of $34.3 million. During the nine months ended September 30, 2018, we received $256.0 million and repaid $347.0 million in advances under the Credit Agreement. We also received net proceeds of $114.9 million from the issuance of common units. Additionally, we paid $197.3 million in regular quarterly cash distributions to our limited partners and $5.5 million to our noncontrolling interest. During the nine months ended September 30, 2017, we received $628.0 million and repaid $431.0 million in advances under the Credit Agreement. We redeemed our 6.5% Senior Notes at a redemption cost of $309.8 million. We paid $171.6 million in regular quarterly cash distributions to our general and limited partners, and distributed $5.0 million to our noncontrolling interest. We also received net proceeds of $52.3 million from the issuance of common units under our continuous offering program.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. We are forecasting to spend $9 million for maintenance capital expenditures, $5 million to $10 million for reimbursable capital expenditures and approximately $35 million to $40 million for expansion capital expenditures in 2018. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, enhanced blending capabilities at our racks, and a new truck rack. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV Pipeline, LLC, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required related to the period ending June 30, 2018 or any other prior periods to date.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of September 30, 2018.

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

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Credit Agreement	$921,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(4,252)	(4,692)
	495,748	495,308

Total long-term debt	$1,416,748	$1,507,308

See “Risk Management” for a discussion of our interest rate swaps.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2018 and 2017. PPI has increased an average of 0.4% annually over the past five calendar years, including an increase of 3.2% and a decrease of 1.0% in 2017 and 2016, respectively.

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

Table of Contentsril 19,

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2018, we had an accrual of $6.1 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Accounting Pronouncements Adopted During the Periods Presented

Share-Based Compensation
In March 2016, an accounting standard update was issued that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard effective January 1, 2017, with no impact to our financial condition or results of operations. The new standard also requires that employee taxes paid when an employer withholds units for tax-withholding purposes be reported as financing activities in the statement of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change for the nine months ended September 30, 2017 was not material to our consolidated statement of cash flows. Finally, consistent with our existing policy, we have elected to account for forfeitures on an estimated basis.

Table of Contentsril 19,

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

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we plan to apply practical expedients provided in the standards update that allow us, among other things, not to reassess contracts that commenced prior to the adoption. While we continue to evaluate the provisions of the standard to determine how it will affect our financial statements, the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. Adoption of the standard is not expected to have a material impact on our results of operations or cash flows.

In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired and are finalizing the implementation of software and are implementing systems to facilitate lease capture and related accounting treatment.

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

At September 30, 2018, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At September 30, 2018, the fair value of our 6% Senior Notes was $512.8 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at September 30, 2018, would result in a change of approximately $14 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2018, borrowings outstanding under the Credit Agreement were $921.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, at a reasonable level of assurance.

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

Written Safety Compliance Program
Holly Energy Partners - Operating, L.P. (“HEP Operating”) received a Notice of Probable Violation (NOPV) dated June 20, 2018 from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  The NOPV follows a routine inspection of HEP's facilities and records and is not in response to an incident.  In the NOPV, PHMSA alleges certain regulatory violations involving HEP Operating’s written safety compliance program for its pipelines, terminals and tanks.  PHMSA has proposed a civil penalty and a compliance order that would require HEP Operating to take certain remedial actions.  HEP Operating is currently working with PHMSA to resolve this matter.

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

The Exhibit Index on page 48 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

10.1*+	Amended and Restated Annual Incentive Plan.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management compensation plan or arrangement.
++	Filed electronically herewith.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: October 31, 2018	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2018	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)