Form 10-K
period 2018-12-31
HOLLY ENERGY PARTNERS LP
filed 2019-02-20
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common limited partner units held by non-affiliates of the registrant was approximately $1.3 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
105,440,201 shares of common limited partner units were outstanding on February 15, 2019.
 __________________________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under “Business”, “Risk Factors” and “Properties” in Items 1, 1A and 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Forward looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•
risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals and refinery processing units;

•	the economic viability of HollyFrontier Corporation, Delek US Holdings, Inc. and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist and cyber attacks and the consequences of any such attacks;

•	general economic conditions;

•	the impact of recent changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

ASC	73
bpd	6
COBRA	134
CWA	26
Delek	5
EBITDA	43
Effectively connected income	38
FASB ASC Topic 718	111
FCC	15
FERC	6
Frontier Aspen	15
GAAP	43
Guarantor subsidiaries	92
HEP	5
HEP Logistics	5
HEP Operating	39
HFC	70
HLS	5
IDRs	5
Long-Term Incentive Plan	110
LPG	5
Magellan	6
mbbls	6
Meridian	108
Mid-America	7
MMSCFD	9
non-employee directors	109
NOPV	39
NYSE	103
Omnibus Agreement	46
Osage	10
Parent	92
PHMSA	17
Plains	6
PPI	7
SEC	5
SLC Pipeline	15
Tortoise	141
TUR	125
UNEV	7
VIE	75
Woods Cross Operating	15

Items 1 and 2. Business and Properties

OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership engaged principally in the business of operating a system of petroleum product and crude pipelines, storage tanks, distribution terminals, loading rack facilities and refinery processing units in Texas, New Mexico, Utah, Nevada, Oklahoma, Wyoming, Kansas, Idaho and Washington. We were formed in Delaware in 2004 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Director, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Also available on our website are copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Director, Investor Relations at the above address. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “HFC” refers to HollyFrontier Corporation and its subsidiaries, other than HEP and its subsidiaries and other than Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of HollyFrontier Corporation that is the general partner of the general partner of HEP and manages HEP.
We own and operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. At December 31, 2018, HFC owned approximately 57% of our outstanding common units as well as a non-economic general partner interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 15 to our consolidated financial statements in Part II, Item 8.

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
On October 31, 2017, we closed on a restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights ("IDRs") held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP (the "IDR Restructuring Transaction"). In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions.

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

Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico, Kansas, Oklahoma, Utah and Wyoming that deliver crude oil to HFC's Navajo, El Dorado and Woods Cross refineries as well as other unaffiliated refineries.

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

HFC shipped an aggregate of 64% of the petroleum products transported on our refined product pipelines, 99.5% of the throughput volumes transported on our intermediate pipelines, and 75% of the throughput on our crude pipelines in 2018.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Volumes transported for barrels per day ("bpd"):
HFC	622,088	556,516	542,762	558,027	457,014
Third parties	187,717	99,847	75,909	73,555	64,055
Total	809,805	656,363	618,671	631,582	521,069
Total barrels in thousands (“mbbls”)	295,579	239,572	226,434	230,527	190,190

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

Osage Pipe Line Company, LLC
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

Southwest Region

Artesia, New Mexico to El Paso, Texas
These 371 miles of pipeline are comprised of five main segments which are regulated by the FERC. The segments primarily ship refined product produced at the Navajo refinery to El Paso terminals: (1) 156 miles of 6-inch pipeline from HFC's Navajo refinery to HFC's El Paso terminal and Magellan Midstream Partners' (“Magellan”) El Paso terminal, (2) 82 miles of 12-inch pipeline from HFC's Navajo refinery to our Orla tank farm, (3) 126 miles from our Orla tank farm to outside El Paso, (4) seven miles from outside El Paso to HFC's El Paso terminal and (5) six miles of 12-inch pipeline from outside El Paso to Magellan's El Paso terminal. There are two shippers on the latter three segments, HFC and Delek, and HFC is the only shipper on the first two segments.

Refined products destined to HFC's El Paso terminal and Magellan's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60 mile segment that extends from HFC's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155 mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC ("Mid-America") under a long-term lease agreement which expires in 2027. The current monthly lease payment is $547,000 (subject to adjustments for changes in Producer Price Index ("PPI")) to the owner/operator, Mid-America. HFC is the only shipper on this pipeline.

Moriarty, New Mexico to Bloomfield, New Mexico
This 191-mile pipeline is leased from Mid-America and ships refined product from Moriarty to Marathon Petroleum Corporation's terminal in Bloomfield and our Bloomfield terminal, which is currently idled. This pipeline is operated by Mid-America (or its designee), and HFC is the only shipper on this pipeline.

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

New Mexico crude expansion pipelines
Three pipelines expand on the existing network of New Mexico crude oil pipelines discussed above. They include (1) the 46-mile Beeson pipeline which delivers crude oil from the crude oil gathering system to the Navajo refinery Lovington facility and the Roadrunner Pipeline (2) the 61-mile Whites City crude pipeline which delivers crude oil from HEP's Whites City Road crude truck off-loading station to Artesia Station and (3) the 13-mile Bisti connector pipeline which delivers crude oil from HEP's Beeson Crude Station to the Plains Bisti Pipeline. The Bisti connector pipeline was reversed in the fourth quarter of 2018.

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Pipe Line Company's terminal is used for product shipments to and through the Pioneer terminal (2) another 2-mile segment is used to ship refined product from HFC's Woods Cross refinery to the pipeline owned by UNEV Pipeline, LLC ("UNEV") origin pump station (3) a 4-mile segment from HFC's Woods Cross refinery to Andeavor Logistics LP’s Salt Lake City products pipeline is used for product shipments from HFC’s Woods Cross refinery to Andeavor Logistics LP's Northwest Pipeline origin station (4) a 1- mile segment is used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HFC is the only shipper on the three former segments and Chevron is the only shipper on the fourth, common carrier segment.

UNEV refined product pipeline
The 427-mile UNEV products pipeline is a common carrier pipeline used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. This pipeline is owned by UNEV. HEP owns a 75% interest in UNEV and HEP is the operator of this pipeline.

SLC Pipeline
This 95-mile crude oil pipeline (the "SLC Pipeline") is used to transport crude into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline (described below) as well as crude flowing from Wyoming and Colorado via the Andeavor Wamsutter system. HEP owns a 100% interest in this pipeline after purchasing the remaining 75% interest, effective October 31, 2017.

Frontier Aspen Pipeline
This 289-mile crude oil pipeline (the "Frontier Pipeline") spans from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline. HEP owns a 100% interest in this pipeline after purchasing the remaining 50% interest, effective October 31, 2017.

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12	221	95,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300	(7)
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	8	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Evans Junction to Artesia, NM	8	12	107	(6)
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	80,000
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	61	62,000
SLC Pipeline	16	95	120,000
Frontier Pipeline	16	289	72,000

(1)	Includes 15,000 bpd capacity on the Orla to El Paso segment of this pipeline, leased to Delek under capacity lease agreements.

(2)	The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.

(5)	The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD and 10 MMSCFD, and the two liquid pipelines are 45,000 bpd and 60,000 bpd.

(6)	The capacity is in MMSCFD per day.

(7)	Pipeline is currently idled.

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

Our crude terminal receives crude from Osage Pipe Line Company, LLC's ("Osage") pipeline and derives most of its revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Refined products and crude terminalled for (bpd):
HFC	413,525	428,001	413,487	391,292	261,888
Third parties	61,367	68,687	72,342	78,403	69,100
Total	474,892	496,688	485,829	469,695	330,988
Total (mbbls)	173,336	181,291	177,813	171,439	120,811

Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 10,251,000 barrels of storage.

Our terminals, loading racks and refinery tankage are managed by geographic region; significant assets are grouped accordingly and described below.

Mid-Continent Region

Cheyenne, Wyoming facility truck racks
The Cheyenne loading rack facilities consist of light refined product, heavy product and LPG truck racks. These racks load refined product and propane onto tanker trucks for delivery to markets in surrounding areas. Additionally, these facilities include four crude oil Lease Automatic Custody Transfer units that unload crude oil from tanker trucks.

El Dorado, Kansas crude tankage
This crude tank farm is adjacent to HFC's El Dorado Refinery and is used, primarily, to store and supply crude oil for this refinery facility. HFC is the main customer of this crude tank farm.

El Dorado, Kansas facility truck racks
The El Dorado loading rack facilities consist of a light refined products truck rack and a propane truck rack. These racks load refined products and propane onto tanker trucks for delivery to markets in surrounding areas.

Catoosa, Oklahoma terminal
On June 1, 2018, HEP acquired the Catoosa terminal from a third party. The terminal is a water port terminal close to HFC's Tulsa refinery and stores specialty lubricant products. HFC is the primary customer utilizing this terminal.

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

Tulsa, Oklahoma railyard
HEP constructed 23,500 track feet of rail storage on land situated near HFC's Tulsa refinery. HEP leases a portion of this land from BNSF Railway Company and subleases this land to HFC. HEP leases the track to HFC, and HEP is receiving reimbursement from HFC for the construction costs over the 25-year term of the lease.

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Delek's Big Spring refinery, which accounted for all of its volumes in 2018. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Delek is the only customer at this terminal.

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

Tucson, Arizona terminal
As of April 2018, we no longer operate at the Tucson, Arizona terminal. We previously owned 100% of the improvements and leased a portion of the underlying ground at this terminal, which expired in February 2018. Refined product received at the Tucson terminal originated from HFC's Navajo refinery Artesia facility and was transported, on our pipelines, to HFC's El Paso terminal where it connected to Kinder Morgan Energy Partners, L.P.'s East system pipeline that delivers into the Tucson terminal. Refined product received at this terminal was sold locally, via the truck rack.

Wichita Falls, Texas terminal
This terminal receives refined product from Delek's Big Spring refinery, which accounted for all of its volumes in 2018. Refined product received at this terminal is sold via a truck rack or shipped via pipeline connections to Delek’s terminal in Duncan, Oklahoma and also to NuStar Energy L.P.’s Southlake Pipeline. Delek is the only customer at this terminal.

Northwest Region

Frontier Anshutz and Frontier Arepi Stations
Tankage at these two terminals on the Frontier Pipeline in Wyoming is used to store various grades of crude shipped on the Frontier Pipeline.

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

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	211,000	9	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Mountain Home, ID(2)	122,000	4	Pipeline	Pipeline
Spokane, WA	532,000	32	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	260,000	12	Pipeline	Truck/Pipeline
Las Vegas, NV	378,000	12	Pipeline/Truck	Truck
Cedar City, UT	235,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	129,000	5	Pipeline	Pipeline
El Dorado, KS crude tankage	1,150,000	11	Pipeline	Pipeline
Stations along the SLC and Frontier pipelines	267,000	7	Pipeline	Pipeline
Stations in the Texas, New Mexico crude system	333,000	18	Pipeline	Pipeline
Catoosa, OK	138,000	8	Truck/Rail	Truck
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck/Pipeline
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa facility railyard	N/A	N/A	Rail	Rail
Cheyenne facility truck racks	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	4,115,000

(1)	Inactive

(2)	Handles only jet fuel.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	180,000	Crude oil	2
Lovington, NM	309,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,732,000	Crude oil and refined product	62
Cheyenne, WY	1,944,000	Crude oil and refined product	55
El Dorado, KS	3,896,000	Refined and intermediate product	91
Total	10,251,000

CONTROL OPERATIONS OF PIPELINES AND TERMINALS

All of our pipelines are operated via satellite, microwave and radio systems from our central control room located in Artesia, New Mexico. We also monitor activity at our terminals from this control room. The control center operates with state-of-the-art Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including refined product and crude oil throughput, flow rates, and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors, engines, and valves associated with the delivery of refined products and crude oil. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur, and provide for remote-controlled shutdown of pump stations on the pipelines.

REFINERY PROCESSING UNITS

Our refinery processing units are integrated in HFC's El Dorado, Kansas refinery and HFC's Woods Cross, Utah refinery and are used to support their daily operations, which chemically transform crude oil into various petroleum products, including gasoline, diesel, LPGs, and asphalt.

HFC is committed to supply these units with a minimum feedstock throughput for each calendar quarter. HEP has committed that these units yield a certain level of petroleum product. The initial terms for the refinery processing units at HFC's El Dorado and Woods Cross refineries extend through 2030 and 2031, respectively.

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

HEP's revenue is primarily generated from the minimum throughput commitments, and HEP charges a tolling fee per barrel or thousand standard cubic feet of throughput. The tolling fee is meant to provide HEP with revenue that surpasses the amount of its expected operating costs, which include natural gas and maintenance. On any calendar month where the cost of natural gas exceeds what is included in the tolling fee, HEP will charge HFC for recovery of this additional cost. Additionally, if turnaround costs are more than expected after the first turnaround for each unit, the tolling fee will be permanently adjusted, one time, to recover these costs.

Our refinery processing units are managed by seconded refinery personnel; significant assets are grouped accordingly and described below.

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
ACQUISITIONS

Osage
On February 22, 2016, HFC obtained a 50% membership interest in Osage in a non-monetary exchange for a 20-year terminalling services agreement, whereby, a subsidiary of Magellan will provide terminalling services for all HFC products originating in Artesia, New Mexico that require terminalling in or through El Paso, Texas. Osage is the owner of the Osage pipeline, a 135-mile pipeline that transports crude oil from Cushing, Oklahoma to HFC’s El Dorado Refinery in Kansas and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. The Osage pipeline is the primary pipeline that supplies HFC's El Dorado Refinery with crude oil.

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

AGREEMENTS WITH HFC AND DELEK

We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2018, these agreements with HFC require minimum annualized payments to us of $314 million.
If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.
We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022. As of December 31, 2018, these agreements with Delek require minimum annualized payments to us of $32 million.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.5 million in 2018) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, directors’ compensation, and registrar and transfer agent fees.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2019 capital budget is comprised of approximately $10 million for maintenance capital expenditures and approximately $20 million to $25 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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
SAFETY AND MAINTENANCE
Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation. PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas.
In addition, many states have adopted regulations, similar to existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines.
We perform preventive and normal maintenance on all of our pipeline and terminal systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipelines and other assets as required by regulations. We inject corrosion inhibitors into our mainlines to help control internal corrosion. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We regularly monitor, test and record the effectiveness of these corrosion-inhibiting systems. We monitor the structural integrity of covered segments of our pipeline systems through a program of periodic internal inspections using electronic “smart pigs”, as well as hydrostatic testing that conforms to federal standards. We follow these inspections with a review of the data, and we make repairs as necessary to maintain the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other approved integrity testing methods. We believe this approach will allow the pipelines that have the greatest risk potential to receive the highest priority in being scheduled for inspections or pressure tests for integrity. Nonetheless, the adoption of new or amended regulations or the reinterpretation of existing laws and regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators.
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
RATE REGULATION

Some of our existing pipelines are subject to rate regulation by the FERC under the Interstate Commerce Act (the "ICA"). The ICA requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

The Energy Policy Act of 1992 deemed petroleum products pipeline tariff rates that were (i) in effect for the 365-day period ending on the date of enactment or (ii) in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, in each case, to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. Petroleum products pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. A pipeline must, as a general rule, utilize the indexing methodology to change its rates.
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2018, we have an accrual of $6.3 million that relates to environmental clean-

up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 283 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees.  HFC considers its employee relations to be good.
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

For the year ended December 31, 2018, HFC accounted for 68% of the revenues of our petroleum product and crude pipelines, 88% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at HFC's refineries, our revenues and cash flow would decline.

Any significant reduction in production at the Navajo refinery could reduce throughput in our pipelines and terminals, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2018, production from the Navajo refinery accounted for 34% of the throughput volumes transported by our refined product and crude pipelines. The Navajo refinery also received 53% of the throughput volumes shipped on our New Mexico intermediate pipelines. Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

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

For the year ended December 31, 2018, Delek accounted for 7% of the combined revenues of our petroleum product and crude pipelines and of our terminals and truck loading racks, including revenues we received from Delek under a capacity lease agreement. If Delek satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at Delek’s refineries, our revenues and cash flow would decline.

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

As of December 31, 2018, the principal amount of our total outstanding debt was $1,423 million. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Various limitations in our Credit Agreement and the indenture for our 6.0% senior notes due 2024 (the "6% Senior Notes") may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

The domestic and global financial markets and economic conditions are disrupted and volatile from time to time due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, including U.S. government shutdowns, weak economic conditions and uncertainty in the financial services sector. In addition, the fixed-income markets have experienced periods of extreme volatility, which negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from these markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease, to provide funding to borrowers. In addition, lending counterparties under existing revolving credit facilities and other debt instruments may be unwilling or unable to meet their funding obligations.

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

We and our shippers could face increased competition if other pipelines are able to supply our shippers' end-user markets competitively with refined products. For example, increased supplies of refined product delivered by Kinder Morgan's El Paso to Phoenix pipeline could result in additional downward pressure on wholesale-refined product prices and refined product margins in El Paso and related markets. Additionally, further increases in products from Gulf Coast refiners entering the El Paso and Arizona markets on this and other pipelines and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines could cause a decline in the demand for refined product from HFC and/or Delek. This could reduce our opportunity to earn revenues from HFC and Delek in excess of their minimum volume commitment obligations.

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

Our pipelines and terminal, tankage and loading rack operations are subject to increasingly stringent environmental and safety laws and regulations.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and worker health and safety laws and regulations. In May 2015, the EPA published a final rule that has the potential to greatly expand the definition of "waters of the United States" under the federal Clean Water Act ("CWA") and the jurisdiction of the Corps. The rule is currently subject to a number of legal challenges in federal court. The agencies have also issued a stay delaying implementation of the rule for two years. On December 11, 2018, the EPA and the Corps proposed a revised definition of "waters of the United States" that is subject to public comment and final agency action. To the extent this final rule on the scope of the CWA results in waters associated with our operations as being considered "waters of the United States", we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. These and other authorizations and permits are subject to revocation, renewal, modification, or third party challenge, and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Requiring a reduction in greenhouse gas emissions and the increased use of renewable fuels could also decrease demand for refined products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2010 and again in 2016, the EPA promulgated a rule establishing greenhouse gas emission standards for new-model passenger cars, light-duty trucks, and medium-duty passenger vehicles. Also in 2010, the EPA promulgated a rule establishing greenhouse gas emission thresholds for the permitting of certain stationary sources, which could require greenhouse emission controls for those sources. In addition, the EPA finalized new regulations in 2016 that limit methane emissions from certain new and modified oil and gas facilities. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards. In October 2018, proposed amendments to the 2016 standards were published in the Federal Register and the public comment period has closed, but a final rule has not yet been published. As a result, the June 2016 rule and associated stay are still in effect. These requirements could, to the extent fully implemented, result in increased compliance costs and could also have an indirect adverse effect on our business due to reduced demand for crude oil and refined products, and a direct adverse effect on our business from increased regulation of our facilities.

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
Among other things, the 2011 Amendments to the Pipeline Safety Act direct the Secretary of Transportation to study, and where appropriate based on the results and statutory factors, promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valves, leak detection, and other requirements. The 2011 Amendments also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. Effective April 27, 2017, to account for inflation, those maximum civil penalties were increased to $209,002 per violation per day, with a maximum of $2,090,022 for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Amendments as well as any implementation of PHMSA regulations thereunder, reinterpretation of existing laws or regulations, or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect to the 2011 Amendments could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. Congress made additional changes to the Pipeline Safety Laws in 2016 that require PHMSA to issue additional regulations and perform studies that may or may not lead to additional requirements in the future. There are numerous, currently pending PHMSA rulemaking proceedings on a variety of pipeline safety topics. PHMSA’s rulemakings are intended to implement the 2011 and 2016 statutory changes, as well as additional policy priorities. PHMSA has delayed implementation of these regulations, but they are expected to become effective in 2019. In addition, Congress is likely to make further substantive changes to the Pipeline Safety Laws in 2019 or 2020 as part of its periodic reauthorization of PHMSA’s national safety programs. These changes could result in additional requirements. Any such new and expanded requirements may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

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

The FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our pipeline systems. These regulatory agencies periodically implement new rules, regulations and terms and conditions of services, which may adversely affect the rates charged for our services.

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

In March and July of 2018, the FERC issued a revised policy statement and order on rehearing in which it expressed a general policy that it will no longer permit an income tax allowance to be included in the cost-of-service rates for interstate pipelines structured as pass-through entities. The FERC also indicated that it will incorporate the effects of the revised policy statement and the effects of the income tax rate reductions provided by the Tax Cuts and Jobs Act of 2017 in its review of the oil pipeline index level to be effective July 1, 2021. Depending on how the FERC incorporates its most recent tax policy statement and the tax rate reduction into its next index review, which is scheduled to become effective in 2021, our ability to increase our index-based rates could be negatively impacted.

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

In addition, our industry is subject to potentially disruptive activities by those concerned with the possible environmental impacts of pipeline routes. Activists, non-governmental organizations and others may seek to restrict the transportation of crude oil and refined products by exerting social or political pressure to influence when, and whether, such rights-of-way or permits are granted. This interference could impact future pipeline development, which could interfere with or block expansion or development projects and could have a material adverse effect on our business, financial condition, results of operations and our ability to make cash distributions to our unitholders.

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

Currently, HFC and certain of its subsidiaries collectively own a 57% limited partner interest and a non-economic general partner interest in us and controls HLS, the general partner of our general partner, HEP Logistics. Conflicts of interest may arise between HFC and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

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

Under our Omnibus Agreement, we are obligated to pay HFC an administrative fee of currently $2.5 million per year for the provision by HFC or its affiliates of various general and administrative services for our benefit. Beginning July 1, 2018, the administrative fee is subject to an annual upward adjustment for changes in PPI. In addition, we are required to reimburse HFC pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our processing, refining, pipeline and tankage assets. We can neither provide assurance that HFC will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HFC fails to provide us with adequate personnel, our operations could be adversely impacted.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2018, HEP has issued 2.4 million units under this program for gross consideration of $82.3 million.

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement, or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future, which could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each affected current and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our affected current and former unitholders take such audit adjustment into account and pay any resulting taxes (including any applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including applicable penalties and interest) resulting from such audit adjustments that were paid on their behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses/activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month (the "Allocation Date") based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to federal income taxes, unitholders likely will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, even if they do not live in these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Utah, Idaho, Oklahoma, Washington, Kansas, Wyoming and Nevada. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns.

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

Environmental Matters

We are reporting the following proceeding to comply with SEC regulations which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more. Our respective subsidiaries have or will develop corrective action plans regarding the subject of this proceeding that will be implemented in consultation with the respective federal and state agencies. It is not possible to predict the ultimate outcome of this proceeding, although it is not currently expected to have a material effect on our financial condition, results of operations or cash flows.

Written Safety Compliance Program
Holly Energy Partners - Operating, L.P. (“HEP Operating”) received a Notice of Probable Violation ("NOPV") dated June 20, 2018 from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  The NOPV follows a routine inspection of HEP's facilities and records and was not issued in response to an incident.  In the NOPV, PHMSA alleges certain regulatory violations involving HEP Operating’s written safety compliance program for its pipelines, terminals and tanks.  PHMSA has proposed a civil penalty and a compliance order that would require HEP Operating to take certain remedial actions.  HEP Operating is currently working with PHMSA to resolve this matter.

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

As of February 13, 2019, we had approximately 18,909 common unitholders, including beneficial owners of common units held in street name.

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

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2018	—	$—	—	$—
November 2018	—	$—	—	$—
December 2018	17,606	$28.96	—	$—
Total for October to December 2018	17,606		—

The units reported represent the delivery of 17,606 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards or phantom unit awards at the time of grant) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$506,220	$454,362	$402,043	$358,875	$332,545
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	146,430	137,605	123,986	105,556	106,185
Depreciation and amortization	98,492	79,278	70,428	63,306	62,529
General and administrative	11,040	14,323	12,532	12,556	10,824
	255,962	231,206	206,946	181,418	179,538
Operating income	250,258	223,156	195,097	177,457	153,007
Equity in earnings of equity method investments	5,825	12,510	14,213	4,803	2,987
Interest expense	(71,899)	(58,448)	(52,552)	(37,418)	(36,101)
Interest income	2,108	491	440	526	3
Loss on early extinguishments of debt	—	(12,225)	—	—	(7,677)
Remeasurement gain on preexisting equity interests	—	36,254	—	—	—
Gain on sale of assets and other	121	422	677	486	82
	(63,845)	(20,996)	(37,222)	(31,603)	(40,706)
Income before income taxes	186,413	202,160	157,875	145,854	112,301
State income tax expense	(26)	(249)	(285)	(228)	(235)
Net income	186,387	201,911	157,590	145,626	112,066
Allocation of net loss attributable to Predecessor	—	—	10,657	2,702	1,747
Allocation of net income attributable to noncontrolling interests	(7,540)	(6,871)	(10,006)	(11,120)	(8,288)
Net income attributable to the partners	178,847	195,040	158,241	137,208	105,525
General partner interest in net income, including incentive distributions(1)	—	(35,047)	(57,173)	(42,337)	(34,667)
Limited partners’ interest in net income	$178,847	$159,993	$101,068	$94,871	$70,858
Limited partners’ earnings per unit – basic and diluted(1)	$1.70	$2.28	$1.69	$1.60	$1.20
Distributions per limited partner unit	$2.6475	$2.5475	$2.3625	$2.2025	$2.0750

Other Financial Data:
Cash flows from operating activities	$295,213	$238,487	$243,548	$231,442	$185,256
Cash flows from investing activities	$(52,343)	$(286,273)	$(143,030)	$(246,680)	$(198,423)
Cash flows from financing activities	$(247,601)	$51,905	$(111,874)	$27,421	$9,645
EBITDA(2)	$347,156	$332,524	$277,545	$237,180	$204,024
Distributable cash flow(3)	$265,087	$242,955	$218,810	$197,046	$172,718
Maintenance capital expenditures(4)	$8,182	$7,748	$9,658	$8,926	$4,616
Expansion capital expenditures	39,118	37,062	50,046	30,467	75,343
Acquisition capital expenditures	6,841	245,446	44,119	153,728	118,727
Total capital expenditures	$54,141	$290,256	$103,823	$193,121	$198,686

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,538,655	$1,569,471	$1,328,395	$1,293,060	$1,163,631
Total assets	$2,102,540	$2,154,114	$1,884,237	$1,777,646	$1,584,114
Long-term debt(5)	$1,418,900	$1,507,308	$1,243,912	$1,008,752	$866,986
Total liabilities	$1,586,979	$1,669,049	$1,412,446	$1,151,424	$989,324
Total equity(6)	$515,561	$485,065	$471,791	$626,222	$594,790

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

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income attributable to the partners	$178,847	$195,040	$158,241	$137,208	$105,525
Add (subtract):
Interest expense	68,858	55,385	49,306	35,490	34,280
Interest income	(2,108)	(491)	(440)	(526)	(3)
Amortization of discount and deferred debt issuance costs	3,041	3,063	3,246	1,928	1,821
State income tax expense	26	249	285	228	235
Depreciation and amortization	98,492	79,278	70,428	63,306	62,529
Predecessor depreciation and amortization	—	—	(3,521)	(454)	(363)
EBITDA	$347,156	$332,524	$277,545	$237,180	$204,024

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

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income attributable to the partners	$178,847	$195,040	$158,241	$137,208	$105,525
Add (subtract):
Depreciation and amortization	98,492	79,278	70,428	63,306	62,529
Remeasurement gain on preexisting equity interests	—	(36,254)	—	—	—
Amortization of discount and deferred debt issuance costs	3,041	3,063	3,246	1,928	1,821
Loss on early extinguishment of debt	—	12,225	—	—	7,677
Increase (decrease) in deferred revenue related to minimum revenue commitments	(786)	(1,283)	(1,292)	(1,233)	(2,503)
Maintenance capital expenditures (4)	(8,182)	(7,748)	(9,658)	(8,926)	(4,616)
Increase (decrease) in environmental liability	(237)	(581)	(584)	1,107	1,596
Increase (decrease) in reimbursable deferred revenue	(5,179)	(3,679)	(2,733)	176	(2,274)
Other non-cash adjustments	(909)	2,894	4,683	3,934	3,326
Predecessor depreciation and amortization	—	—	(3,521)	(454)	(363)
Distributable cash flow	$265,087	$242,955	$218,810	$197,046	$172,718

(4)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(5)
Includes $923 million, $1,012 million, $553 million, $712 million and $571 million in Credit Agreement advances that were classified as long-term debt at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(6)
As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to the partners because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to partners. Additionally, if the assets contributed and acquired from HFC while we were a consolidated variable interest entity of HFC had been acquired from third parties, our acquisition cost in excess of HFC’s basis in the transferred assets would have been recorded in our financial statements as increases to our properties and equipment and intangible assets at the time of acquisition instead of decreases to partners’ equity.

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HFC in the Mid-Continent, Southwest and Northwest regions of the United States and Delek’s refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partner interest as of December 31, 2018.

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we also agreed to build two connections on our south products pipeline system that permit HFC access to Magellan’s El Paso terminal. Effective upon the closing of this exchange, we are the named operator of the Osage pipeline and transitioned into this role on September 1, 2016.

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

Agreements with HFC and Delek
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2018, these agreements with HFC require minimum annualized payments to us of $314 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of capacity expire in 2020 and 2022. As of December 31, 2018, these agreements with Delek require minimum annualized payments to us of $32 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.5 million in 2018), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2018, 2017 and 2016. These results have been adjusted to include the combined results of our Predecessor. See Notes 1 and 2 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation.

	Years Ended December 31,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$82,998	$80,030	$2,968
Affiliates—intermediate pipelines	29,639	28,732	907
Affiliates—crude pipelines	79,741	65,960	13,781
	192,378	174,722	17,656
Third parties—refined product pipelines	54,524	52,379	2,145
Third parties—crude pipelines	36,605	7,939	28,666
	283,507	235,040	48,467
Terminals, tanks and loading racks:
Affiliates	130,251	125,510	4,741
Third parties	17,283	16,908	375
	147,534	142,418	5,116

Affiliates—refinery processing units	75,179	76,904	(1,725)

Total revenues	506,220	454,362	51,858
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	146,430	137,605	8,825
Depreciation and amortization	98,492	79,278	19,214
General and administrative	11,040	14,323	(3,283)
	255,962	231,206	24,756
Operating income	250,258	223,156	27,102
Other income (expense):
Equity in earnings of equity method investments	5,825	12,510	(6,685)
Interest expense, including amortization	(71,899)	(58,448)	(13,451)
Interest income	2,108	491	1,617
Loss on early extinguishment of debt	—	(12,225)	12,225
Remeasurement gain on preexisting equity interests	—	36,254	(36,254)
Gain on sale of assets and other	121	422	(301)
	(63,845)	(20,996)	(42,849)
Income before income taxes	186,413	202,160	(15,747)
State income tax expense	(26)	(249)	223
Net income	186,387	201,911	(15,524)
Allocation of net income attributable to noncontrolling interests	(7,540)	(6,871)	(669)
Net income attributable to the partners	178,847	195,040	(16,193)
General partner interest in net income attributable to the partners (1)	—	(35,047)	35,047
Limited partners’ interest in net income	$178,847	$159,993	$18,854
Limited partners’ earnings per unit—basic and diluted (1)	$1.70	$2.28	$(0.58)
Weighted average limited partners’ units outstanding	105,042	70,291	34,751
EBITDA (2)	$347,156	$332,524	$14,632
Distributable cash flow (3)	$265,087	$242,955	$22,132

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	127,865	133,822	(5,957)
Affiliates—intermediate pipelines	144,537	141,601	2,936
Affiliates—crude pipelines	349,686	281,093	68,593
	622,088	556,516	65,572
Third parties—refined product pipelines	71,784	78,013	(6,229)
Third parties—crude pipelines	115,933	21,834	94,099
	809,805	656,363	153,442
Terminals and loading racks:
Affiliates	413,525	428,001	(14,476)
Third parties	61,367	68,687	(7,320)
	474,892	496,688	(21,796)

Affiliates—refinery processing units	62,787	63,572	(785)

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,347,484	1,216,623	130,861

	Years Ended December 31,		Change from
	2017	2016	2016
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$80,030	$83,102	$(3,072)
Affiliates—intermediate pipelines	28,732	26,996	1,736
Affiliates—crude pipelines	65,960	70,341	(4,381)
	174,722	180,439	(5,717)
Third parties—refined product pipelines	52,379	52,195	184
Third parties—crude pipelines	7,939	—	7,939
	235,040	232,634	2,406
Terminals, tanks and loading racks:
Affiliates	125,510	119,633	5,877
Third parties	16,908	16,732	176
	142,418	136,365	6,053

Affiliates—refinery processing units	76,904	33,044	43,860

Total revenues	454,362	402,043	52,319
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	137,605	123,986	13,619
Depreciation and amortization	79,278	70,428	8,850
General and administrative	14,323	12,532	1,791
	231,206	206,946	24,260
Operating income	223,156	195,097	28,059
Other income (expense):
Equity in earnings of equity method investments	12,510	14,213	(1,703)
Interest expense, including amortization	(58,448)	(52,552)	(5,896)
Interest income	491	440	51
Loss on early extinguishment of debt	(12,225)	—	(12,225)
Remeasurement gain on preexisting equity interests	36,254	—	36,254
Gain on sale of assets and other	422	677	(255)
	(20,996)	(37,222)	16,226
Income before income taxes	202,160	157,875	44,285
State income tax expense	(249)	(285)	36
Net income	201,911	157,590	44,321
Allocation of net loss attributable to Predecessor	—	10,657	(10,657)
Allocation of net income attributable to noncontrolling interests	(6,871)	(10,006)	3,135
Net income attributable to the partners	195,040	158,241	36,799
General partner interest in net income attributable to the partners (1)	(35,047)	(57,173)	22,126
Limited partners’ interest in net income	$159,993	$101,068	$58,925
Limited partners’ earnings per unit—basic and diluted (1)	$2.28	$1.69	$0.59
Weighted average limited partners’ units outstanding	70,291	59,872	10,419
EBITDA (2)	$332,524	$277,545	$54,979
Distributable cash flow (3)	$242,955	$218,810	$24,145

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	133,822	128,140	5,682
Affiliates—intermediate pipelines	141,601	137,381	4,220
Affiliates—crude pipelines	281,093	277,241	3,852
	556,516	542,762	13,754
Third parties—refined product pipelines	78,013	75,909	2,104
Third parties—crude pipelines	21,834	—	21,834
	656,363	618,671	37,692
Terminals and loading racks:
Affiliates	428,001	413,487	14,514
Third parties	68,687	72,342	(3,655)
	496,688	485,829	10,859

Affiliates—refinery processing units	63,572	51,778	11,794

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,216,623	1,156,278	60,345

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income (ii) state income tax and (iii) depreciation and amortization excluding Predecessor. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to Holly Energy Partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

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

Results of Operations — Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Summary
Net income attributable to the partners for the year ended December 31, 2018, was $178.8 million, a $16.2 million decrease compared to the year ended December 31, 2017. The decrease in earnings was primarily due to the recognition of a $36.3 million remeasurement gain related to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017. Excluding this remeasurement gain, net income attributable to the partners increased $20.1 million primarily due to higher pipeline throughputs and revenues as well as increased earnings related to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017, which were partially offset by higher interest expense.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the year ended December 31, 2018, include the recognition of $3.3 million of prior shortfalls billed to shippers in 2017. As of December 31, 2018, deferred revenue on our consolidated balance sheet related to shortfalls billed was $1.8 million.

Revenues
Revenues for the year ended December 31, 2018, were $506.2 million, a $51.9 million increase compared to the same period in 2017. The increase was primarily attributable to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017 and the turnaround at HFC's Navajo refinery in the first quarter of 2017.
Revenues from our refined product pipelines were $137.5 million, an increase of $5.1 million, on shipments averaging 199.6 mbpd compared to 211.8 mbpd for the year ended December 31, 2017. The volume decrease was mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput due to operational issues at the refinery beginning in the first quarter of 2018. These decreases were partially offset by higher volumes on our product pipelines in New Mexico due to the turnaround at HFC's Navajo refinery in the first quarter of 2017. Revenue increased as a result of the higher volumes on the New Mexico product pipelines and remained relatively consistent around pipelines servicing HFC's Woods Cross refinery due to contractual minimum volume commitments and tariff escalators.

Revenues from our intermediate pipelines were $29.6 million, an increase of $0.9 million, on shipments averaging 144.5 mbpd compared to 141.6 mbpd for the year ended December 31, 2017. These increases were principally due to the turnaround at HFC's Navajo refinery in the first quarter of 2017 and increased production of base oil and lubricants at HFC's Tulsa refinery.
Revenues from our crude pipelines were $116.3 million, an increase of $42.4 million, on shipments averaging 465.6 mbpd compared to 302.9 mbpd for the year ended December 31, 2017. The increases were mainly attributable to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017, as well as increased volumes on our crude pipeline systems in New Mexico and Texas.
Revenues from terminal, tankage and loading rack fees were $147.5 million, an increase of $5.1 million compared to the year ended December 31, 2017. Refined products and crude oil terminalled in the facilities averaged 474.9 mbpd compared to 496.7 mbpd for the year ended December 31, 2017. Despite the decrease in volume, revenue increased primarily due to tariff escalators on minimum revenue commitments.
Revenues from refinery processing units were $75.2 million, a decrease of $1.7 million on throughputs averaging 62.8 mbpd compared to 63.6 mbpd for the year ended December 31, 2017. The reduction in revenue and volume was due to an unplanned outage on our fluid catalytic cracking unit at HFC's Woods Cross refinery in the fourth quarter of 2018.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2018, increased by $8.8 million compared to the year ended December 31, 2017. The increase was primarily due to new operating expenses related to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2018, increased by $19.2 million compared to the year ended December 31, 2017. The increase was primarily due to depreciation and amortization related to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017.

General and Administrative
General and administrative costs for the year ended December 31, 2018, decreased by $3.3 million compared to the year ended December 31, 2017, mainly due to higher legal and consulting costs incurred in the year ended December 31, 2017, associated with the IDR Restructuring Transaction.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2018	2017
	(in thousands)
SLC Pipeline LLC	$—	$2,267
Frontier Aspen LLC	—	4,089
Osage Pipe Line Company, LLC	1,961	2,447
Cheyenne Pipeline LLC	3,864	3,707
Total	$5,825	$12,510

Interest Expense
Interest expense for the year ended December 31, 2018, totaled $71.9 million, an increase of $13.5 million compared to the year ended December 31, 2017. The increase was mainly due to interest expense associated with the private placement of an additional $100 million in aggregate principal amount of our 6% Senior Notes due 2024 completed in the third quarter of 2017, higher average balances outstanding under the Credit Agreement, and market interest rate increases under the Credit Agreement. Our aggregate weighted-average interest rates were 5.1% and 4.4% for the years ended December 31, 2018 and 2017, respectively.

State Income Tax
We recorded state income tax expense of $26,000 and $249,000 for the years ended December 31, 2018 and 2017, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Summary
Net income attributable to the partners for the year ended December 31, 2017, was $195.0 million, a $36.8 million million increase compared to the year ended December 31, 2016. The increase in earnings is primarily due to (a) the Woods Cross refinery processing units acquired in the fourth quarter of 2016, (b) the gain recognized on the acquisition of SLC Pipeline and Frontier Aspen for the remeasurement of preexisting equity interests, offset by (c) a charge of $12.2 million related to the early redemption of our previously outstanding $300 million of 6.5% senior notes due 2020 (the "6.5% Senior Notes") and (d) higher interest expense of $5.9 million.

Our major shippers are obligated to make deficiency payments to us if they do not meet their minimum volume shipping obligations. Revenues for the year ended December 31, 2017, include the recognition of $5.6 million of prior shortfalls billed to shippers in 2016. As of December 31, 2017, deferred revenue on our consolidated balance sheet related to shortfalls billed was $4.0 million.

Revenues
Revenues for the year ended December 31, 2017, were $454.4 million, a $52.3 million increase compared to the same period of 2016. The increase is primarily due to the $43.5 million of revenue recorded for the Woods Cross processing units acquired in the fourth quarter of 2016 as well as revenues from SLC Pipeline and Frontier Aspen acquired in the fourth quarter of 2017..
Revenues from our refined product pipelines were $132.4 million, a decrease of $2.9 million, on shipments averaging 211.8 mbpd compared to 204.0 mbpd for the year ended December 31, 2016. The decrease in revenue is primarily due to lower volumes on product pipelines due to the turnaround at HFC's Navajo refinery in the first quarter of 2017 as well as a decrease in previously deferred revenues realized. The increase in volumes is primarily due to higher volumes on relatively short pipelines with lower tariff rates.
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
Revenues from our crude pipelines were $73.9 million, an increase of $3.6 million, on shipments averaging 302.9 mbpd compared to 277.2 mbpd for the year ended December 31, 2016. Revenues and volumes increased primarily due to revenues received from the acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017, offset by lower throughput due to HFC's Navajo refinery turnaround in the first quarter of 2017.
Revenues from terminal, tankage and loading rack fees were $142.4 million, an increase of $6.1 million compared to the year ended December 31, 2016. Refined products and crude terminalled in our facilities increased to an average of 496.7 mbpd compared to 485.8 mbpd for the year ended December 31, 2016. The volume and revenue increases are mainly due to our Tulsa crude tanks acquired on the last day of the first quarter of 2016, higher throughput on the UNEV terminals, and higher reimbursable revenue related to tank inspections and repairs, offset by the transfer of the El Paso terminal to HFC in the first quarter of 2016.
Revenues from refinery processing units were $76.9 million, an increase of $43.9 million million on throughputs averaging 63.6 mbpd compared to 51.8 mbpd for 2016. The increase in revenues and volumes is primarily due to the Woods Cross refinery processing units acquired in the fourth quarter of 2016.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2017, increased by $13.6 million compared to the year ended December 31, 2016. The increase was primarily due to operating expenses for the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2017, increased by $8.9 million compared to the year ended December 31, 2016. The increase was mainly due to depreciation from the Woods Cross refinery processing units acquired in the fourth quarter of 2016.

General and Administrative
General and administrative costs for the year ended December 31, 2017, increased by $1.8 million compared to the year ended December 31, 2016, mainly due to higher legal and consulting costs, offset by decreased employee compensation.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2017	2016
	(in thousands)
SLC Pipeline LLC	$2,267	$4,508
Frontier Aspen LLC	4,089	4,130
Osage Pipe Line Company, LLC	2,447	3,250
Cheyenne Pipeline LLC	3,707	2,325
Total	$12,510	$14,213

SLC Pipeline and Frontier Aspen equity earnings for the year ended December 31, 2017 reflect the ten months before we purchased the remaining interests on October 31, 2017. SLC Pipeline and Frontier Aspen operations for November and December 2017 are included in HEP's consolidated results.

Interest Expense
Interest expense for the year ended December 31, 2017, totaled $58.4 million, an increase of $5.9 million compared to the year ended December 31, 2016. The increase was primarily due to the issuance of new 6% Senior Notes in July 2016. Our aggregate effective interest rate was 4.4% and 4.7% for the years ended December 31, 2017 and 2016, respectively.

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

During the year ended December 31, 2018, we received advances totaling $337.0 million and repaid $426.0 million, resulting in a net decrease of $89.0 million under the Credit Agreement and an outstanding balance of $923.0 million at December 31, 2018. As of December 31, 2018, we had no letters of credit outstanding under the Credit Agreement, and the available capacity under the Credit Agreement was $477 million.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures.

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

On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

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

In February, May, August and November 2018, we paid regular quarterly cash distributions of $0.6500, $0.6550, $0.6600 and $0.6650, on all units in an aggregate amount of $265.0 million. In February 2019, we paid a regular cash distribution of $0.6675 on all units in an aggregate amount of $68.0 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents decreased by $4.7 million during the year ended December 31, 2018. The cash flows provided by operating activities of $295.2 million were less than the cash flows used for investing and financing activities of $52.3 million and $247.6 million, respectively. Working capital decreased by $10.3 million to a surplus of $8.6 million at December 31, 2018 from a surplus of $18.9 million at December 31, 2017.

Cash Flows—Operating Activities
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Cash flows provided by operating activities increased by $56.7 million from $238.5 million for the year ended December 31, 2017, to $295.2 million for the year ended December 31, 2018. This increase was due principally to higher receipts from customers partially offset by higher payments for interest and operating expenses in the year ended December 31, 2018, as compared to the prior year. The increase in customer receipts was primarily attributable to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Cash flows from operating activities decreased by $5.1 million from $243.5 million for the year ended December 31, 2016, to $238.5 million for the year ended December 31, 2017. This decrease was due principally to higher payments for interest and operating expenses partially offset by increased receipts from customers in the year ended December 31, 2017, as compared to the prior year.

Cash Flows—Investing Activities
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Cash flows used for investing activities decreased by $233.9 million from $286.3 million for the year ended December 31, 2017, to $52.3 million for the year ended December 31, 2018. During the years ended December 31, 2018 and 2017, we invested $47.3 million and $44.8 million in additions to properties and equipment, respectively. During the year ended December 31, 2018, we acquired businesses and assets for $5.1 million. Additionally, we acquired the remaining 75% interest in SLC Pipeline and 50% interest in Frontier Aspen for $245.4 million in October 2017.

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

Cash Flows—Financing Activities
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Cash flows used for financing activities were $247.6 million for the year ended December 31, 2018, compared to cash flows provided by financing activities of $51.9 million for the year ended December 31, 2017, a decrease of $299.5 million. During the year ended December 31, 2018, we received $337.0 million and repaid $426.0 million in advances under the Credit Agreement. We also received net proceeds of $114.8 million from issuance of common units. Additionally, we paid $265.0 million in regular quarterly cash distributions to our general and limited partners and $7.5 million to our noncontrolling interest. During the year ended December 31, 2017, we received $969.0 million and repaid $510.0 million in advances under the Credit Agreement. We also received net proceeds of $101.8 million from the issuance of our 6% Senior Notes and $52.1 million from the issuance of common units. Additionally, we paid $309.8 million for the redemption of our 6.5% Senior Notes, $234.6 million in regular quarterly cash distributions to our general and limited partners and $6.5 million to our noncontrolling interest. We also paid $9.4 million in deferred financing charges to amend the Credit Agreement.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Cash flows provided by financing activities were $51.9 million for the year ended December 31, 2017, compared to cash flows used for financing activities of $111.9 million for the year ended December 31, 2016, an increase of $163.8 million. During the year ended December 31, 2017, we received $969.0 million and repaid $510.0 million in advances under the Credit Agreement. We also received net proceeds of $101.8 million from the issuance of our 6% Senior Notes and $52.1 million from issuance of common units. Additionally, we paid $309.8 million for the redemption of our 6.5% Senior Notes, $234.6 million in regular quarterly cash distributions to our general and limited partners and $6.5 million to our noncontrolling interest. We also paid $9.4 million in deferred financing charges to amend the Credit Agreement. During the year ended December 31, 2016, we received $554.0 million and repaid $713.0 million in advances under the Credit Agreement. We also received net proceeds of $394.0 million from the issuance of our 6% Senior Notes and $125.9 million from the issuance of common units. We also paid $192.0 million in regular quarterly cash distributions to our general and limited partners, paid $5.8 million to our noncontrolling interest and paid $3.5 million for the purchase of common units for recipients of our incentive grants. In addition, we received $51.3 million for the Woods Cross Operating and Tulsa tank acquisitions, and recorded distributions to HFC for acquisitions of $317.5 million.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2019 capital budget is comprised of approximately $10 million for maintenance capital expenditures and approximately $20 million to $25 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks, and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

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

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments. As of December 31, 2018, we had outstanding borrowings of $923 million under the Credit Agreement, no letters of credit outstanding, and the available capacity was $477 million.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants as of December 31, 2018.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for the years ending December 31, 2018 and 2017, were 4.238% and 3.734%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024. We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of December 31, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Credit Agreement	$923,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(4,100)	(4,692)
	495,900	495,308

Total long-term debt	$1,418,900	$1,507,308

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2018.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,423,000	$—	$—	$923,000	$500,000
Long-term debt - interest	313,303	70,784	141,568	83,451	17,500
Site service fees	246,180	5,286	10,573	10,573	219,748
Pipeline operating lease	55,814	6,566	13,133	13,133	22,982
Right-of-way agreements and other	21,095	5,828	6,739	3,072	5,456
Total	$2,059,392	$88,464	$172,013	$1,033,229	$765,686
Long-term debt consists of outstanding principal under the Credit Agreement and the Senior Notes. Interest on the Credit Agreement is calculated using the rate in effect at December 31, 2018.
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
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2018. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016. PPI has increased an average of 0.8% annually over the past five calendar years, including an increases of 3.0% and 3.2% in 2018 and 2017, respectively.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2018, we have an accrual of $6.3 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) the possibility is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. As a result, we bifurcate the consideration received between lease and service revenue. The service component is within the scope of Accounting Standards Codification 606, which largely codified ASU 2014-09.
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

Prior to the adoption of ASC 606 on January 1, 2018, billings to customers for their obligations under their quarterly minimum revenue commitments were recorded as deferred revenue liabilities if the customer had the right to receive future services for these billings. The revenue was recognized at the earlier of:

•	the customer receiving the future services provided by these billings,

•	the period in which the customer was contractually allowed to receive the services expired, or

•	our determination that we would not be required to provide services within the allowed period.

We determined that we would not be required to provide services within the allowed period when, based on current and projected shipping levels, our pipeline systems would not have the necessary capacity to enable a customer to exceed its minimum volume levels to such a degree as to utilize the shortfall credit within its respective contractual shortfall make-up period.

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values, including goodwill. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

In 2018, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, could result in the recognition of an impairment loss. In 2017, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2018.

Accounting Pronouncement Adopted During the Periods Presented

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See above and Note 3 to the consolidated financial statements for additional information on our revenue recognition policies.

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

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we plan to apply practical expedients provided in the standards update that allow us, among other things, not to reassess contracts that commenced prior to the adoption. The primary effect of adopting the new standard will be to record assets and obligations for current operating leases on our consolidated balance sheet. Adoption of the standard is not expected to have a material impact on our results of operations or cash flows.

In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired and implemented software and systems to facilitate lease capture and related accounting treatment.

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

At December 31, 2018, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At December 31, 2018, the fair value of our 6% Senior Notes was $488 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at December 31, 2018, would result in a change of approximately $15 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2018, borrowings outstanding under the Credit Agreement were $923 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2018, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2018, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. That report appears on page 62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on Internal Control over Financial Reporting
We have audited Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Holly Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes of the Partnership and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
Dallas, Texas
February 20, 2019

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,045	$7,776
Accounts receivable:
Trade	12,332	12,803
Affiliates	46,786	51,501
	59,118	64,304
Prepaid and other current assets	4,311	2,311
Total current assets	66,474	74,391

Properties and equipment, net	1,538,655	1,569,471
Intangible assets, net	115,329	129,463
Goodwill	270,336	266,716
Equity method investments	83,840	85,279
Other assets	27,906	28,794
Total assets	$2,102,540	$2,154,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$16,435	$14,547
Affiliates	14,222	7,725
	30,657	22,272

Accrued interest	13,302	13,256
Deferred revenue	8,697	9,598
Accrued property taxes	1,779	4,652
Other current liabilities	3,462	5,707
Total current liabilities	57,897	55,485

Long-term debt	1,418,900	1,507,308
Other long-term liabilities	15,307	15,843
Deferred revenue	48,714	47,272

Class B unit	46,161	43,141

Equity:
Partners’ equity:
Common unitholders (105,440,201 and 101,568,955 units issued and outstanding at December 31, 2018 and 2017, respectively)	427,435	393,959
Total partners’ equity	427,435	393,959
Noncontrolling interest	88,126	91,106
Total equity	515,561	485,065
Total liabilities and equity	$2,102,540	$2,154,114

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Affiliates	$397,808	$377,136	$333,116
Third parties	108,412	77,226	68,927
	506,220	454,362	402,043
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	146,430	137,605	123,986
Depreciation and amortization	98,492	79,278	70,428
General and administrative	11,040	14,323	12,532
	255,962	231,206	206,946
Operating income	250,258	223,156	195,097

Other income (expense):
Equity in earnings of equity method investments	5,825	12,510	14,213
Interest expense	(71,899)	(58,448)	(52,552)
Interest income	2,108	491	440
Loss on early extinguishment of debt	—	(12,225)	—
Remeasurement gain on preexisting equity interests	—	36,254	—
Gain on sale of assets and other	121	422	677
	(63,845)	(20,996)	(37,222)
Income before income taxes	186,413	202,160	157,875
State income tax expense	(26)	(249)	(285)
Net income	186,387	201,911	157,590
Allocation of net loss attributable to Predecessor	—	—	10,657
Allocation of net income attributable to noncontrolling interests	(7,540)	(6,871)	(10,006)
Net income attributable to the partners	178,847	195,040	158,241
General partner interest in net income attributable to the Partnership, including incentive distributions	—	(35,047)	(57,173)
Limited partners’ interest in net income	$178,847	$159,993	$101,068
Limited partners’ per unit interest in earnings—basic and diluted	$1.70	$2.28	$1.69
Weighted average limited partners’ units outstanding	105,042	70,291	59,872

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$186,387	$201,911	$157,590

Other comprehensive income:
Change in fair value of cash flow hedging instruments	—	88	(607)
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	(179)	508
Other comprehensive loss	—	(91)	(99)
Comprehensive income before noncontrolling interest	186,387	201,820	157,491
Allocation of net loss attributable to Predecessor	—	—	10,657
Allocation of comprehensive income to noncontrolling interests	(7,540)	(6,871)	(10,006)

Comprehensive income attributable to the partners	$178,847	$194,949	$158,142

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$186,387	$201,911	$157,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,492	79,278	70,428
Gain on sale of assets	(196)	(319)	(150)
Remeasurement gain on preexisting equity interests	—	(36,254)	—
Amortization of deferred charges	3,041	3,063	3,247
Equity-based compensation expense	3,203	2,520	3,519
Equity in earnings of equity method investments, net of distributions	(149)	1,450	(2,032)
Loss on early extinguishment of debt	—	12,225	—
(Increase) decrease in operating assets:
Accounts receivable—trade	471	(38)	279
Accounts receivable—affiliates	4,715	(8,939)	(10,080)
Prepaid and other current assets	(2,000)	830	1,598
Increase (decrease) in operating liabilities:
Accounts payable—trade	(329)	(1,975)	(365)
Accounts payable—affiliates	6,497	(8,699)	(16)
Accrued interest	46	(4,813)	11,317
Deferred revenue	1,862	(1,267)	7,058
Accrued property taxes	(2,873)	(2,179)	1,633
Other current liabilities	(2,081)	2,091	(553)
Other, net	(1,873)	(398)	75
Net cash provided by operating activities	295,213	238,487	243,548

Cash flows from investing activities
Additions to properties and equipment	(47,300)	(44,810)	(59,704)
Business and asset acquisitions	(5,051)	—	(44,119)
Purchase of interest in Cheyenne Pipeline	—	—	(42,627)
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	(1,790)	(245,446)	—
Proceeds from sale of assets	210	849	427
Distributions in excess of equity in earnings of equity investments	1,588	3,134	2,993
Net cash used for investing activities	(52,343)	(286,273)	(143,030)

Cash flows from financing activities
Borrowings under credit agreement	337,000	969,000	554,000
Repayments of credit agreement borrowings	(426,000)	(510,000)	(713,000)
Redemption of 6.5% Senior Notes	—	(309,750)	—
Proceeds from issuance of 6% Senior Notes	—	101,750	394,000
Proceeds from issuance of common units	114,771	52,110	125,870
Contributions from general partner	882	1,072	2,577
Distributions to HEP unitholders	(264,979)	(234,575)	(192,037)
Distributions to noncontrolling interest	(7,500)	(6,500)	(5,750)
Distribution to HFC for acquisitions		—	(317,500)
Contributions from HFC for acquisitions	—	—	51,262
Contributions to HFC for El Dorado Operating Tanks	—	(103)	—
Distributions to HFC for Osage acquisition	—	—	(1,245)
Purchase of units for incentive grants	—	—	(3,521)
Units withheld for tax withholding obligations	(568)	(605)	(800)
Deferred financing costs	6	(9,382)	(3,995)
Other	(1,213)	(1,112)	(1,735)
Net cash provided by (used for) financing activities	(247,601)	51,905	(111,874)

Cash and cash equivalents
Increase (decrease) for the year	(4,731)	4,119	(11,356)
Beginning of year	7,776	3,657	15,013
End of year	$3,045	$7,776	$3,657

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
Balance December 31, 2015	$428,019	$103,584	$190	$94,429	$626,222
Issuance of common units	125,870	—	—	—	125,870
Capital contribution	—	2,577	—	—	2,577
Distributions to HEP unitholders	(138,779)	(53,258)	—	—	(192,037)
Distributions to noncontrolling interests	—	—	—	(5,750)	(5,750)
Contribution from HFC for acquisitions	—	82,549	—	—	82,549
Distribution to HFC for acquisitions	—	(317,500)	—	—	(317,500)
Purchase of units for incentive grants	(3,521)	—	—	—	(3,521)
Amortization of restricted and performance units	3,519	—	—	—	3,519
Class B unit accretion	(6,250)	(128)	—	—	(6,378)
Other	(800)	(451)	—	—	(1,251)
Net income	102,917	49,795	—	4,878	157,590
Other comprehensive income	—	—	(99)	—	(99)
Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791
Issuance of common units	52,100	—	—	—	52,100
Capital contribution	—	1,072	—	—	1,072
Distributions to HEP unitholders	(181,439)	(53,136)	—	—	(234,575)
Distributions to noncontrolling interests	—	—	—	(6,500)	(6,500)
Distribution to HFC for acquisitions	—	(103)	—	—	(103)
Amortization of restricted and performance units	2,520	—	—	—	2,520
Class B unit accretion	(2,780)	(42)	—	—	(2,822)
Other	(238)	—	—	—	(238)
Net income	162,815	35,047	—	4,049	201,911
Equity restructuring transaction	(149,994)	149,994	—	—	—
Other comprehensive income	—	—	(91)	—	(91)
Balance December 31, 2017	$393,959	$—	$—	$91,106	$485,065
Issuance of common units	114,771	—	—	—	114,771
Distributions to HEP unitholders	(264,979)	—	—	—	(264,979)
Distributions to noncontrolling interests	—	—	—	(7,500)	(7,500)
Amortization of restricted and performance units	3,203	—	—	—	3,203
Class B unit accretion	(3,020)	—	—	—	(3,020)
Other	1,634	—	—	—	1,634
Net income	181,867	—	—	4,520	186,387
Balance December 31, 2018	$427,435	$—	$—	$88,126	$515,561

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1:	Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership. As of December 31, 2018, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights ("IDRs") held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. As a result of this transaction, no distributions were made on the general partner interest after October 31, 2017.

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

Principles of Consolidation and Common Control Transactions
The consolidated financial statements include our accounts, our Predecessor's (defined below) and those of subsidiaries and joint ventures that we control. All significant intercompany transactions and balances have been eliminated. Certain prior period balances have been reclassified for consistency with current year presentation.

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

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values, including goodwill. If carrying value exceeds fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of reporting unit goodwill over the implied fair value of that goodwill based on estimates of the fair value of all assets and liabilities in the reporting unit.

In 2018, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, could result in the recognition of an impairment loss. In 2017, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2018.

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

	Balance at December 31, 2018
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,964	$40,483	$(30,519)
Cheyenne Pipeline LLC	29,358	43,357	(13,999)
Total	$39,322	$83,840	$(44,518)

	Balance at December 31, 2017
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$10,631	$42,071	$(31,440)
Cheyenne Pipeline LLC	28,706	43,208	(14,502)
Total	$39,337	$85,279	$(45,942)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2018 and 2017, we have asset retirement obligations of $8.9 million and $8.6 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $46.2 million at December 31, 2018, and $43.1 million at December 31, 2017.

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. As a result, we bifurcate the consideration received between lease and service revenue. The service component is within the scope of Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09.
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

Prior to the adoption of ASC 606 on January 1, 2018, billings to customers for their obligations under their quarterly minimum revenue commitments were recorded as deferred revenue liabilities if the customer had the right to receive future services for these billings. The revenue was recognized at the earlier of:

•	the customer receiving the future services provided by these billings,

•	the period in which the customer was contractually allowed to receive the services expired, or

•	our determination that we would not be required to provide services within the allowed period.

We determined that we would not be required to provide services within the allowed period when, based on current and projected shipping levels, our pipeline systems would not have the necessary capacity to enable a customer to exceed its minimum volume levels to such a degree as to utilize the shortfall credit within its respective contractual shortfall make-up period.

We have additional revenues under an operating lease to a third party of an interest in the capacity of one of our pipelines.

As of December 31, 2018, customers' minimum revenue commitments per the terms of long-term throughput agreements expiring in 2019 through 2036 and the third party operating lease require minimum annualized payments to us in the aggregate of $2.3 billion including $356 million for the year ending December 31, 2019, $308 million for the year ending December 31, 2020, $298 million for the year ending December 31, 2021, $271 million for the year ending December 31, 2022 and $236 million for the year ending December 31, 2023. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the PPI or the FERC index, with certain contracts having provisions that limit the level of the rate increases or decreases.

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

Accounting Pronouncement Adopted During the Periods Presented

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See above and Note 3 for additional information on our revenue recognition policies.

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

Accounting Pronouncements Not Yet Adopted

Leases
In February 2016, an accounting standard update was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. This standard has an effective date of January 1, 2019, and we plan to apply practical expedients provided in the standards update that allow us, among other things, not to reassess contracts that commenced prior to the adoption. The primary effect of adopting the new standard will be to record assets and obligations for current operating leases on our consolidated balance sheet. Adoption of the standard is not expected to have a material impact on our results of operations or cash flows.

In preparing for adoption, we have identified, reviewed and evaluated contracts containing lease and embedded lease arrangements. Additionally, we have acquired and implemented software and systems to facilitate lease capture and related accounting treatment.

Note 2:	Acquisitions

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

Concurrent with this transaction, we entered into a non-monetary exchange with HFC, whereby we received HFC’s interest in Osage in exchange for our El Paso terminal. Under this exchange, we agreed to build two connections on our south products pipeline system that permit HFC access to Magellan’s El Paso terminal. These connections were in service in the fourth quarter of 2017. Effective upon the closing of this exchange, we are the named operator of the Osage Pipeline and transitioned into that role on September 1, 2016. Since we are a consolidated variable interest entity ("VIE") of HFC, this transaction was recorded as a transfer between entities under common control and reflects HFC’s carrying basis of its 50% membership interest in Osage of $44.5 million offset by our net carrying basis in the El Paso terminal of $12.1 million with the difference recorded as a contribution from HFC. However, since these transactions were concurrent, there was no impact on periods prior to February 22, 2016.

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

SLC Pipeline and Frontier Aspen
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline LLC ("SLC Pipeline") and the remaining 50% interest in Frontier Aspen LLC ("Frontier Aspen") from subsidiaries of Plains, for cash consideration of $250 million. Prior to this acquisition, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

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

The total consideration of $363.8 million, consisting of cash consideration of $250 million, working capital adjustments of $1.8 million and the fair value of our preexisting equity method investments in SLC Pipeline and Frontier Aspen of $112 million, was allocated to the acquisition date fair value of assets and liabilities acquired as of the October 31, 2017 acquisition date, with the excess purchase price recorded as goodwill.

The following summarizes the final estimated value of assets and liabilities acquired:

(in thousands)
Cash and cash equivalents	$4,609
Accounts receivable	5,164
Prepaid and other current assets	8
Properties and equipment	275,061
Intangible assets	70,182
Goodwill	13,845
Accounts payable	(3,598)
Accrued property taxes	(1,438)
Net assets acquired	$363,833

During 2018, goodwill was increased by $3.6 million in connection with our finalization of preliminary estimates recorded in 2017 for the purchase price allocation.
Our consolidated financial and operating results reflect the SLC Pipeline and Frontier Aspen operations beginning November 1, 2017. Our results of operations for the year ended December 31, 2017 included revenues of $7.9 million and net income of $4.1 million, excluding the $36.3 million remeasurement gain as of the acquisition date discussed above, for the period from November 1, 2017 through December 31, 2017.
SLC Pipeline is the owner of a 95-mile crude pipeline that transports crude oil into the Salt Lake City area from the Utah terminal of the Frontier Pipeline (defined below) and from Wahsatch Station. Frontier Aspen is the owner of a 289-mile crude pipeline from Casper, Wyoming to Frontier Station, Utah (the "Frontier Pipeline") that supplies Canadian and Rocky Mountain crudes to Salt Lake City area refiners through a connection to the SLC Pipeline.

The following unaudited pro forma financial information combines the historical operations of HEP, SLC Pipeline and Frontier Aspen as if the acquisition had occurred on January 1, 2016:

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenues	$489,382	$445,017
Net income attributable to the partners	$161,900	$162,862

The unaudited pro forma net income attributable to the partners reflects the following adjustments:

(1)	To retrospectively reflect depreciation and amortization of intangible assets based on the preliminary fair value of the assets as if that fair value had been reflected January 1, 2016;

(2)	To eliminate HEP's equity income previously recorded on its equity method investments in SLC Pipeline and Frontier Aspen; and

(3)	To eliminate the remeasurement gain on preexisting equity interests in SLC Pipeline and Frontier Aspen.

Note 3:	Revenues

Effective January 1, 2018, as described in Note 1, we adopted ASC 606, using the modified retrospective method, whereby the cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings as well as the carrying amounts of assets and liabilities as of January 1, 2018, which had no impact on our cash flows. The following table reflects the cumulative effect of adoption as of January 1, 2018:

	Prior to Adoption	Increase (Decrease)	As Adjusted
	(In thousands)
Deferred revenue	$9,598	$(1,320)	$8,278
Partners’ equity: Common unitholders	$393,959	$1,320	$395,279
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Therefore, we bifurcate the consideration received between lease and service revenue. The service component is within the scope of ASC 606, which largely codified ASU 2014-09.
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the twelve months ended December 31, 2018, 2017 and 2016, we recognized $17.6 million, $11.9 million and $10.5 million, respectively, of these deficiency payments in revenue, of which $3.3 million, $5.6 million and $7.8 million, respectively, related to deficiency payments billed in prior periods. As of December 31, 2018, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $1.8 million.
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheet as of December 31, 2018 were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheet as of December 31, 2018, included the contract assets and liabilities in the table below.

	December 31, 2018	January 1, 2018
	(In thousands)
Contract assets	$1,818	$—
Contract liabilities	$(1,821)	$(2,713)

The contract assets and liabilities include both lease and service components. We recognized $2.7 million of revenue that was previously included in contract liability as of January 1, 2018, during the twelve months ended December 31, 2018.
As of December 31, 2018, we expect to recognize $2.3 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2019 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
2019	$356
2020	308
2021	298
2022	271
2023	236
Thereafter	838
Total	$2,307
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Pipelines	$283,507	$235,040	$232,634
Terminals, tanks and loading racks	147,534	142,418	136,365
Refinery processing units	75,179	76,904	33,044
	$506,220	$454,362	$402,043
During the year ended December 31, 2018, lease revenues amounted to $278.6 million, and service revenues amounted to $227.6 million. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

Note 4:	Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Debt consists of outstanding principal under our revolving credit agreement (which approximates fair value as interest rates are reset frequently at current interest rates) and our fixed interest rate senior notes.

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		December 31, 2018		December 31, 2017
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6.0% Senior Notes	Level 2	$495,900	$488,310	$495,308	$525,120

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments.

See Note 8 for additional information on these instruments.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Pipelines, terminals and tankage	$1,571,338	$1,541,722
Refinery assets	347,338	347,338
Land and right of way	86,298	86,484
Construction in progress	23,482	12,029
Other	41,250	35,659
	2,069,706	2,023,232
Less accumulated depreciation	531,051	453,761
	$1,538,655	$1,569,471

We capitalized $0.3 million and $1.0 million in interest related to construction projects during the years ended December 31, 2018 and 2017, respectively.

Depreciation expense was $83.3 million, $71.1 million, and $62.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.0 million,

$0.3 million and $0.6 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	December 31, 2018	December 31, 2017
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreements	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,282
Other		50	50
		204,797	204,396
Less accumulated amortization		89,468	74,933
		$115,329	$129,463

Amortization expense was $14.5 million, $7.6 million and $6.9 million for the years ending December 31, 2018, 2017 and 2016, respectively. We estimate amortization expense to be $14 million for each of the next four years and $9.9 million in 2023.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C., ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $6.9 million, $5.9 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs include retirement costs of $3.1 million, $2.7 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $3.0 million, $2.7 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2018, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,210,341 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Restricted and Phantom Units
Under our Long-Term Incentive Plan, we grant restricted units to non-employee directors and phantom units to selected employees who perform services for us, with awards vesting over a period of one to three years. In the years ending December 31, 2017 and 2016, we granted restricted units to selected employees who performed services for us, which vest over a period of three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution rights on these units from the date of grant, and the recipients of the restricted units have voting rights on the restricted units from the date of grant.

The grant date fair value of each restricted or phantom unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted and phantom unit activity and changes during the year ended December 31, 2018, is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2018 (nonvested)	119,009	$34.77
Granted	93,955	29.30
Vesting and transfer of common units to recipients	(72,537)	34.20
Forfeited	(2,411)	34.63
Outstanding at December 31, 2018 (nonvested)	138,016	$31.35

The grant date fair values of restricted units that were vested and transferred to recipients during the years ended December 31, 2018, 2017 and 2016 were $2.5 million, $2.0 million and $2.0 million, respectively. As of December 31, 2018, there was $2.8 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2017 and 2016, the grant date price applied to the number of restricted units awarded was $35.59 and $32.16 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of December 31, 2018, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the year ended December 31, 2018, is presented below:

Performance Units	Units
Outstanding at January 1, 2018 (nonvested)	36,911
Granted	19,120
Vesting and transfer of common units to recipients	(4,283)
Outstanding at December 31, 2018 (nonvested)	51,748

The grant date fair values of performance units vested and transferred to recipients were $0.1 million, $0.1 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on the weighted average fair value of performance units outstanding at December 31, 2018, of $1.7 million, there was $0.9 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

During the year ended December 31, 2018, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for the years ending December 31, 2018 and 2017, were 4.238% and 3.734%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercising other rights and remedies. We were in compliance with the covenants as of December 31, 2018.

Senior Notes
On July 19, 2016, we closed a private placement of $400 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes”). On September 22, 2017, we closed a private placement of an additional $100 million in aggregate principal amount of the 6% Senior Notes for a combined aggregate principal amount outstanding of $500 million maturing in 2024.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of December 31, 2018. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

On January 4, 2017, we redeemed the $300 million aggregate principal amount of 6.5% senior notes due in 2020 (the "6.5% Senior Notes") at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss consisting of a $9.8 million debt redemption premium and unamortized discount and financing costs of $2.4 million. We funded the redemption with borrowings under our Credit Agreement.

Our purchase and contribution agreements with HFC with respect to the intermediate pipelines acquired in 2005 and the crude pipelines and tankage assets acquired in 2008, restrict us from selling these pipelines and terminals acquired from HFC. Under these agreements, we were restricted from prepaying borrowings and long-term debt to below $171 million prior to 2018, subject to certain limited exceptions.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Credit Agreement
Amount outstanding	$923,000	$1,012,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(4,100)	(4,692)
	495,900	495,308

Total long-term debt	$1,418,900	$1,507,308

Maturities of our long-term debt are as follows:

Years Ending December 31,	(In thousands)
2019	$—
2020	—
2021	—
2022	923,000
2023	—
Thereafter	500,000
Total	$1,423,000

Interest Rate Risk Management
The two interest rate swaps that hedged our exposure to the cash flow risk caused by the effects of LIBOR changes on $150 million of Credit Agreement advances matured on July 31, 2017. The swaps effectively converted $150 million of our LIBOR based debt to fixed rate debt.

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$37,266	$28,928	$17,621
6% Senior Notes	30,000	25,813	10,811
6.5% Senior Notes	—	—	19,507
Amortization of discount and deferred debt issuance costs	3,041	3,063	3,246
Commitment fees and other	1,904	1,648	2,069
Total interest incurred	72,211	59,452	53,254
Less capitalized interest	312	1,004	702
Net interest expense	$71,899	$58,448	$52,552
Cash paid for interest	$69,112	$62,395	$38,530

Capital Lease Obligations
Our capital lease obligations relate to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under capital leases was $5.8 million and $5.1 million as of December 31, 2018 and 2017, respectively, with accumulated depreciation of $4.3 million and $3.3 million as of December 31, 2018 and 2017, respectively. We include depreciation of capital leases in depreciation and amortization in our consolidated statements of income.

At December 31, 2018, future minimum annual lease payments, including interest, for the capital leases are as follows:

Years Ending December 31,	(in thousands)
2019	$1,069
2020	589
2021	140
Total minimum lease payments	1,798
Less amount representing interest	(109)
Capital lease obligations	$1,689

Note 9:	Commitments and Contingencies

We lease certain facilities and pipelines under operating leases, most of which contain renewal options. These operating leases have various termination dates through 2035.

As of December 31, 2018, the minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2019	$7,252
2020	7,196
2021	7,147
2022	7,127
2023	7,045
Thereafter	24,619
Total	$60,386
Rental expense charged to operations was $9.8 million, $9.1 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we expect to receive aggregate payments totaling $1.5 million over the life of our noncancelable sublease of office space, expiring in 2026.
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
In addition, we have long-term contractual obligations associated with rights-of-way agreements, which have various termination dates through 2061. The related payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2018.

At December 31, 2018, these minimum future contractual obligations and other miscellaneous obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2019	$9,360
2020	7,683
2021	7,689
2022	7,069
2023	5,536
Thereafter	223,567
Total	$260,904
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 10:	Significant Customers

All revenues are domestic revenues, of which 86% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Years Ended December 31,
	2018	2017	2016
HFC	79%	83%	83%
Delek	7%	8%	8%

Note 11:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index. As of December 31, 2018, these agreements with HFC require minimum annualized payments to us of $314 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.5 million in 2018) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $397.8 million, $377.1 million and $333.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $2.5 million for each of the years ended December 31, 2018, 2017 and 2016.

•	We reimbursed HFC for costs of employees supporting our operations of $51.7 million, $46.6 million and $40.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•	HFC reimbursed us $10.0 million, $7.2 million and $14.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, for expense and capital projects.

•
We distributed $146.8 million, in the year ended December 31, 2018 to HFC as regular distributions on its common units and $130.7 million and $105.2 million in the years ended December 31, 2017 and 2016, respectively, to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $46.8 million and $51.5 million at December 31, 2018 and 2017, respectively.

•	Accounts payable to HFC were $14.2 million and $7.7 million at December 31, 2018 and 2017, respectively.

•
Revenues for the years ended December 31, 2018, 2017 and 2016 include $3.1 million, $4.8 million and $6.1 million, respectively, of shortfall payments billed to HFC in 2017, 2016 and 2015, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2018 and 2017, includes $1.7 million and $4.4 million, respectively, relating to certain shortfall billings to HFC.

•	We received lease payments from HFC for use of our Artesia and Tulsa railyards of $2.0 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Note 12:	Partners’ Equity, Income Allocations and Cash Distributions

At December 31, 2018, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us and held the non-economic general partner interest. Additionally, HFC owned all incentive distribution rights through October 31, 2017, when an agreement was reached with HEP Logistics, our general partner, impacting its equity interest in HEP including canceling these incentive distribution rights. See Note 1 for a description of this equity restructuring transaction.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2018, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under our credit facility may be reborrowed from time to time.

Allocations of Net Income
Net income attributable to the partners is allocated to the partners based on their weighted-average ownership percentage during the period.

Prior to the equity restructuring of the general partner interest owned by HEP Logistics described in Note 1 that occurred on October 31, 2017, net income attributable to the partners was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. After incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to HEP was allocated to the partners based on their weighted-average ownership percentage during the period.

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
General partner interest in net income	$—	$919	$3,165
General partner incentive distribution	—	34,128	54,008
Net loss attributable to Predecessor	—	—	(10,657)
Total general partner interest in net income	$—	$35,047	$46,516

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

On January 24, 2019, we announced our cash distribution for the fourth quarter of 2018 of $0.6675 per unit. The distribution is payable on all common units and was paid February 14, 2019, to all unitholders of record on February 4, 2019. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per unit data)
General partner interest in distribution	$—	$2,335	$4,088
General partner incentive distribution	—	34,128	54,008
Total general partner distribution	—	36,463	58,096
Limited partner distribution	269,284	206,846	143,796
Total regular quarterly cash distribution	$269,284	$243,309	$201,892
Cash distribution per unit applicable to limited partners	$2.6475	$2.5475	$2.3625

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

Net income per unit applicable to the limited partners was computed using the two-class method since we had more than one class of participating securities during the period from January 1, 2016 through October 31, 2017.  The classes of participating securities during this period included common units, general partner units and IDRs. Due to the equity restructuring transaction described in Note 1, as of December 31, 2017, we had one class of security outstanding, common units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings.  The dilutive securities are immaterial for all periods presented.

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

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to the partners	$178,847	$195,040	$158,241
Less: General partner’s distribution declared (including IDRs)	—	(36,463)	(58,096)
Limited partner’s distribution declared on common units	(269,284)	(206,846)	(143,796)
Distributions in excess of net income attributable to the partners	$(90,437)	$(48,269)	$(43,651)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Year Ended December 31, 2018
Net income attributable to the partners:
Distributions declared	$—	$269,284	$269,284
Distributions in excess of net income attributable to partnership	—	(90,437)	(90,437)
Net income attributable to the partners	$—	$178,847	$178,847
Weighted average limited partners' units outstanding		105,042
Limited partners' per unit interest in earnings - basic and diluted		$1.70

Year Ended December 31, 2017
Net income attributable to the partners:
Distributions declared	$36,463	$206,846	$243,309
Distributions in excess of net income attributable to partnership	(1,416)	(46,853)	(48,269)
Net income attributable to the partners	$35,047	$159,993	$195,040
Weighted average limited partners' units outstanding		70,291
Limited partners' per unit interest in earnings - basic and diluted		$2.28

Year Ended December 31, 2016
Net income attributable to the partners:
Distributions declared	$58,096	$143,796	$201,892
Distributions in excess of net income attributable to partnership	(873)	(42,778)	(43,651)
Net income attributable to the partners	$57,223	$101,018	$158,241
Weighted average limited partners' units outstanding		59,872
Limited partners' per unit interest in earnings - basic and diluted		$1.69

Note 14:	Environmental

We expensed $0.8 million, $0.5 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, for environmental remediation obligations. The accrued environmental liability related to environmental clean-up projects for which we have assumed liability or for which indemnity provided by HFC has expired reflected in our consolidated balance sheets was $6.3 million and $6.5 million as of the years ended December 31, 2018 and 2017, respectively, of which $4.3 million and $5.0 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of December 31, 2018 and 2017, our consolidated balance sheets include additional accrued environmental liabilities of $0.5 million and $0.8 million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 15:	Operating Segments

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business as two reportable operating segments: pipelines and terminals, and refinery processing units. These segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our reportable operating segments' assets and derivation of revenue, see Note 1.

Pipelines and terminals have been aggregated as one reportable segment as both pipelines and terminals (1) have similar economic characteristics, (2) similarly provide logistics services of transportation and storage of petroleum products, (3) similarly support the petroleum refining business, including distribution of its products, (4) have principally the same customers and (5) are subject to similar regulatory requirements.

We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific reportable segment. Identifiable assets are those used by the segment, whereas other assets are principally equity method investments, cash, deposits and other assets that are not associated with a specific reportable segment.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Pipelines and terminals - affiliate	$322,629	$300,232	$300,072
Pipelines and terminals - third-party	108,412	77,226	68,927
Refinery processing units - affiliate	75,179	76,904	33,044
Total segment revenues	$506,220	$454,362	$402,043

Segment operating income:
Pipelines and terminals	$230,116	$204,970	$204,923
Refinery processing units	31,182	32,509	2,706
Total segment operating income	261,298	237,479	207,629
Unallocated general and administrative expenses	(11,040)	(14,323)	(12,532)
Interest and financing costs, net	(69,791)	(57,957)	(52,112)
Loss on early extinguishment of debt	—	(12,225)	—
Equity in earnings of unconsolidated affiliates	5,825	12,510	14,213
Gain on sale of assets and other	121	36,676	677
Income before income taxes	$186,413	$202,160	$157,875

Capital Expenditures:(2)
Pipelines and terminals	$53,957	$289,993	$59,704
Refinery processing units	184	263	44,119
Total capital expenditures	$54,141	$290,256	$103,823

	December 31, 2018	December 31, 2017
	(in thousands)
Identifiable assets:
Pipelines and terminals(1)	$1,692,282	$1,728,074
Refinery processing units	312,888	328,585
Other	97,370	97,455
Total identifiable assets	$2,102,540	$2,154,114
(1) Includes goodwill of $270.3 million and $266.7 million as of the years ending December 31, 2018 and 2017, respectively.
(2) Includes maintenance, expansion and acquisition capital expenditures, which includes business and asset acquisitions of $5.1 million and $44.1 million in the years ended December 31, 2018 and 2016, respectively, and amounts paid and allocated to properties and equipment as part of our purchase of controlling interests in SLC Pipeline and Frontier Aspen, including $1.8 million and $245.4 million in the years ended December 31, 2018 and 2017, respectively.

Note 16:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2018
Revenues	$128,884	$118,760	$125,784	$132,792	$506,220
Operating income	64,418	56,946	62,923	65,971	250,258
Income before income taxes	48,717	41,527	46,573	49,596	186,413
Net income	48,635	41,499	46,534	49,719	186,387
Net income attributable to the partners	46,168	40,143	45,003	47,533	178,847
Limited partners’ per unit interest in earnings – basic and diluted	$0.44	$0.38	$0.43	$0.45	$1.70
Distributions per limited partner unit	$0.6550	$0.6600	$0.6650	$0.6675	$2.6475

Year Ended December 31, 2017
Revenues	$105,634	$109,143	$110,364	$129,221	$454,362
Operating income	51,734	52,486	51,736	67,200	223,156
Income before income taxes	27,985	42,983	42,992	88,200	202,160
Net income	27,879	42,856	43,061	88,115	201,911
Net income attributable to the partners	25,563	41,335	42,071	86,071	195,040
Limited partners’ per unit interest in earnings – basic and diluted	$0.13	$0.36	$0.66	$0.96	$2.28
Distributions per limited partner unit	$0.6200	$0.6325	$0.6450	$0.6500	$2.5475

Note 17:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,043	$—	$3,045
Accounts receivable	—	53,376	5,994	(252)	59,118
Prepaid and other current assets	217	3,542	552	—	4,311
Total current assets	219	56,918	9,589	(252)	66,474

Properties and equipment, net	—	1,193,181	345,474	—	1,538,655
Investment in subsidiaries	1,850,416	264,378	—	(2,114,794)	—
Intangible assets, net	—	115,329	—	—	115,329
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,840	—	—	83,840
Other assets	9,291	18,615	—	—	27,906
Total assets	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,325	$584	$(252)	$30,657
Accrued interest	13,302	—	—	—	13,302
Deferred revenue	—	8,065	632	—	8,697
Accrued property taxes	—	744	1,035	—	1,779
Other current liabilities	29	3,429	4	—	3,462
Total current liabilities	13,331	42,563	2,255	(252)	57,897

Long-term debt	1,418,900	—	—	—	1,418,900
Other long-term liabilities	260	14,743	304	—	15,307
Deferred revenue	—	48,714	—	—	48,714
Class B unit	—	46,161	—	—	46,161
Equity - partners	427,435	1,850,416	264,378	(2,114,794)	427,435
Equity - noncontrolling interest	—	—	88,126	—	88,126
Total liabilities and partners’ equity	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

Condensed Consolidating Balance Sheet

December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$511	$7,263	$—	$7,776
Accounts receivable	—	59,448	5,038	(182)	64,304
Prepaid and other current assets	13	2,016	282	—	2,311
Total current assets	15	61,975	12,583	(182)	74,391

Properties and equipment, net	—	1,213,626	355,845	—	1,569,471
Investment in subsidiaries	1,902,285	273,319	—	(2,175,604)	—
Intangible assets, net	—	129,463	—	—	129,463
Goodwill	—	266,716	—	—	266,716
Equity method investments	—	85,279	—	—	85,279
Other assets	11,753	17,041	—	—	28,794
Total assets	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$20,928	$1,526	$(182)	$22,272
Accrued interest	12,500	756	—	—	13,256
Deferred revenue	—	8,540	1,058	—	9,598
Accrued property taxes	—	3,431	1,221	—	4,652
Other current liabilities	—	5,707	—	—	5,707
Total current liabilities	12,500	39,362	3,805	(182)	55,485

Long-term debt	1,507,308	—	—	—	1,507,308
Other long-term liabilities	286	15,359	198	—	15,843
Deferred revenue	—	47,272	—	—	47,272
Class B unit	—	43,141	—	—	43,141
Equity - partners	393,959	1,902,285	273,319	(2,175,604)	393,959
Equity - noncontrolling interest	—	—	91,106	—	91,106
Total liabilities and partners’ equity	$1,914,053	$2,047,419	$368,428	$(2,175,786)	$2,154,114

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$373,576	$24,232	$—	$397,808
Third parties	—	84,679	23,733	—	108,412
	—	458,255	47,965	—	506,220
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	133,156	13,274	—	146,430
Depreciation and amortization	—	81,799	16,693	—	98,492
General and administrative	3,535	7,505	—	—	11,040
	3,535	222,460	29,967	—	255,962
Operating income (loss)	(3,535)	235,795	17,998	—	250,258
Equity in earnings of subsidiaries	254,398	13,559	—	(267,957)	—
Equity in earnings of equity method investments	—	5,825	—	—	5,825
Interest income	—	2,032	76	—	2,108
Interest expense	(72,061)	162	—	—	(71,899)
Gain on sale of assets and other	45	71	5	—	121
	182,382	21,649	81	(267,957)	(63,845)
Income (loss) before income taxes	178,847	257,444	18,079	(267,957)	186,413
State income tax expense	—	(26)	—	—	(26)
Net income (loss)	178,847	257,418	18,079	(267,957)	186,387
Allocation of net income attributable to noncontrolling interests	—	(3,020)	(4,520)	—	(7,540)
Net income (loss) attributable to the Partnership	178,847	254,398	13,559	(267,957)	178,847
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$178,847	$254,398	$13,559	$(267,957)	$178,847

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$351,395	$25,741	$—	$377,136
Third parties	—	55,400	21,826	—	77,226
	—	406,795	47,567	—	454,362
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	122,619	14,986	—	137,605
Depreciation and amortization	—	62,889	16,389	—	79,278
General and administrative	4,170	10,153	—	—	14,323
	4,170	195,661	31,375	—	231,206
Operating income (loss)	(4,170)	211,134	16,192	—	223,156
Equity in earnings of subsidiaries	254,695	12,148	—	(266,843)	—
Equity in earnings of equity method investments	—	12,510	—	—	12,510
Interest income	—	491	—	—	491
Interest expense	(43,260)	(15,188)	—	—	(58,448)
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Remeasurement gain on preexisting equity interests	—	36,254	—	—	36,254
Gain on sale of assets and other	—	417	5	—	422
	199,210	46,632	5	(266,843)	(20,996)
Income (loss) before income taxes	195,040	257,766	16,197	(266,843)	202,160
State income tax expense	—	(249)	—	—	(249)
Net income (loss)	195,040	257,517	16,197	(266,843)	201,911
Allocation of net income attributable to noncontrolling interests	—	(2,822)	(4,049)	—	(6,871)
Net income (loss) attributable to the Partnership	195,040	254,695	12,148	(266,843)	195,040
Other comprehensive income (loss)	(91)	(91)	—	91	(91)
Comprehensive income (loss) attributable to the Partnership	$194,949	$254,604	$12,148	$(266,752)	$194,949

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$307,049	$26,067	$—	$333,116
Third parties	—	47,326	21,601	—	68,927
	—	354,375	47,668	—	402,043
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	111,181	12,805	—	123,986
Depreciation and amortization	—	55,083	15,345	—	70,428
General and administrative	3,804	8,728	—	—	12,532
	3,804	174,992	28,150	—	206,946
Operating income (loss)	(3,804)	179,383	19,518	—	195,097
Equity in earnings (loss) of subsidiaries	193,432	14,634	—	(208,066)	—
Equity in earnings of equity method investments	—	14,213	—	—	14,213
Interest income	—	421	19	—	440
Interest expense	(31,387)	(21,165)	—	—	(52,552)
Gain on sale of assets and other	—	702	(25)	—	677
	162,045	8,805	(6)	(208,066)	(37,222)
Income (loss) before income taxes	158,241	188,188	19,512	(208,066)	157,875
State income tax expense	—	(285)	—	—	(285)
Net income (loss)	158,241	187,903	19,512	(208,066)	157,590
Allocation of net loss applicable to Predecessors	—	10,657	—	—	10,657
Allocation of net income attributable to noncontrolling interests	—	(5,128)	(4,878)	—	(10,006)
Net income (loss) attributable to the Partnership	158,241	193,432	14,634	(208,066)	158,241
Other comprehensive income (loss)	(99)	(99)	—	99	(99)
Comprehensive income (loss) attributable to the Partnership	$158,142	$193,333	$14,634	$(207,967)	$158,142

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(68,693)	$345,378	$32,087	$(13,559)	$295,213

Cash flows from investing activities
Additions to properties and equipment	—	(41,031)	(6,269)	—	(47,300)
Business and asset acquisitions	—	(5,013)	(38)	—	(5,051)
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	(1,790)	—	—	(1,790)
Proceeds from the sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings of equity method investments	—	1,588	—	—	1,588
Distributions from UNEV in excess of earnings	—	8,941	—	(8,941)	—
	—	(37,095)	(6,307)	(8,941)	(52,343)
Cash flows from financing activities
Net repayments under credit agreement	(89,000)	—	—	—	(89,000)
Net intercompany financing activities	307,587	(307,587)	—	—	—
Proceeds from issuance of common units	114,771	—	—	—	114,771
Contributions from general partner	882		—	—	882
Distributions to HEP unitholders	(264,979)	—	—	—	(264,979)
Distributions to noncontrolling interest	—	—	(30,000)	22,500	(7,500)
Deferred financing costs	—	6	—	—	6
Units withheld for tax withholding obligations	(568)	—	—	—	(568)
Other	—	(1,213)	—	—	(1,213)
	68,693	(308,794)	(30,000)	22,500	(247,601)
Cash and cash equivalents
Increase for the period	—	(511)	(4,220)	—	(4,731)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$—	$3,043	$—	$3,045

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(51,235)	$268,978	$32,892	$(12,148)	$238,487

Cash flows from investing activities
Additions to properties and equipment	—	(41,827)	(2,983)	—	(44,810)
Purchase of interest in Cheyenne Pipeline	—	(245,446)	—	—	(245,446)
Proceeds from sale of assets	—	849	—	—	849
Distributions from UNEV in excess of earnings	—	3,134	—	—	3,134
Distribution in excess of equity in earnings in equity investments	—	7,352	—	(7,352)	—
	—	(275,938)	(2,983)	(7,352)	(286,273)

Cash flows from financing activities
Net borrowings under credit agreement	1,012,000	(553,000)	—	—	459,000
Net intercompany financing activities	(561,675)	561,675	—	—	—
Redemption of notes	(309,750)	—	—	—	(309,750)
Proceeds from issuance of 6% Senior Notes	101,750	—	—	—	101,750
Proceeds from issuance of common units	52,100	10	—	—	52,110
Contributions from General partner	1,440	(368)	—	—	1,072
Distributions to noncontrolling interests	—	—	(26,000)	19,500	(6,500)
Distributions to HEP unitholders	(234,575)	—	—	—	(234,575)
Contributions to HFC for El Dorado acquisition	(103)	—	—	—	(103)
Deferred financing costs	(9,347)	(35)	—	—	(9,382)
Units withheld for tax withholding obligations	(605)	—	—	—	(605)
Other	—	(1,112)	—	—	(1,112)
	51,235	7,170	(26,000)	19,500	51,905
Cash and cash equivalents
Increase (decrease) for the period	—	210	3,909	—	4,119
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$511	$7,263	$—	$7,776

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(19,641)	$245,771	$32,052	$(14,634)	$243,548

Cash flows from investing activities
Additions to properties and equipment	—	(44,447)	(15,257)	—	(59,704)
Business and asset acquisitions	—	(44,119)	—	—	(44,119)
Purchase of investment in Frontier Pipeline	—	(42,627)	—	—	(42,627)
Proceeds from sale of assets	—	427	—	—	427
Distributions from UNEV in excess of earnings	—	2,616	—	(2,616)	—
Distributions in excess of equity in earnings in equity investments	—	2,993	—	—	2,993
	—	(125,157)	(15,257)	(2,616)	(143,030)

Cash flows from financing activities
Net borrowings under credit agreement	—	(159,000)	—	—	(159,000)
Net intercompany financing activities	(302,600)	302,600	—	—	—
Proceeds from issuance of 6% Senior Notes	394,000	—	—	—	394,000
Proceeds from issuance of common units	125,870	—	—	—	125,870
Contributions from General Partner	2,577	—	—	—	2,577
Distributions to noncontrolling interests	—	—	(23,000)	17,250	(5,750)
Distributions to HEP unitholders	(192,037)	—	—	—	(192,037)
Distributions to HFC for acquisitions	(30,378)	(287,122)	—	—	(317,500)
Contributions from HFC for acquisitions	(3,397)	54,659	—	—	51,262
Distributions to HFC for acquisitions	31,287	(31,287)	—	—	—
Distributions to HFC for Osage acquisition	—	(1,245)	—	—	(1,245)
Purchase of units for incentive grants	(3,521)	—	—	—	(3,521)
Deferred financing costs	(910)	(3,085)	—	—	(3,995)
Units withheld for tax withholding obligations	(800)	—	—	—	(800)
Other	(450)	(1,285)	—	—	(1,735)
	19,641	(125,765)	(23,000)	17,250	(111,874)
Cash and cash equivalents
Increase for the period	—	(5,151)	(6,205)	—	(11,356)
Beginning of period	2	5,452	9,559	—	15,013
End of period	$2	$301	$3,354	$—	$3,657

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018, at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2018 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 15, 2019:

Name	Age	Position with HLS
George J. Damiris	58	Chief Executive Officer and President
Richard L. Voliva III	41	Executive Vice President and Chief Financial Officer
Mark T. Cunningham	59	Senior Vice President, Operations and Engineering
Denise C. McWatters	59	Senior Vice President, General Counsel and Secretary

During 2018, Mr. Cunningham was the only HLS executive officer who spent all of his professional time managing our business and affairs. The other executive officers listed above are also executive officers of HFC and devote as much of professional time as is necessary to oversee the management of our business and affairs.

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

Board Leadership Structure

The Board of Directors of HLS (the “Board”) is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. At this time, the Board believes that separating the positions of Chairman and Chief Executive Officer is in the best interest of HLS and HEP. Currently, Mr. Michael C. Jennings serves as Chairman of the Board in a non-employee capacity, and Mr. Damiris serves as the Chief Executive Officer of HLS. The Board believes that at this time the separation of these positions enhances the oversight of management by the Board and HLS’s and HEP’s overall leadership structure. In addition, as a result of his former role as HFC’s and HLS’s Chief Executive Officer, Mr. Jennings has company-specific experience and expertise and as Chairman of the Board can identify strategic priorities, lead the discussion and execution of strategy and facilitate the flow of information between management and the Board.

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

Risk Management

The Board has an active role in overseeing management of the risks affecting HLS and HEP, including cyber security. The Board regularly reviews information regarding HLS and HEP’s credit, liquidity and business and operations, as well as the risks associated with each. The Board committees are also engaged in overseeing risk associated with HLS and HEP.

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

Director Qualifications

The Board believes that it is necessary for each of HLS’s directors to possess a variety of qualities and skills. When searching for new candidates, the sole member of HLS considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future needs. The Board also believes that all directors must possess a considerable amount of business management, business leadership and educational experience. When considering director candidates, the sole member of HLS first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, industry knowledge, ability to commit adequate time to the Board, and commitment to the goal of maximizing unitholder value. The sole member of HLS also focuses on issues of diversity, such as diversity of education, professional experience, viewpoints and skills and other demographics. The sole member of HLS does not have a formal policy with respect to diversity; however, the Board and the sole member of HLS believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the sole member of HLS considers the entirety of each candidate’s credentials in the context of these standards. All our directors bring to the Board executive leadership experience derived from their service in many areas.

Pursuant to the Governance Guidelines of HLS and HEP, a director must submit his or her resignation to the Board in the first quarter of the calendar year in which the director will attain the age of 75 or greater. If the resignation is accepted by the Board, the resignation will be effective on December 31 of the year in which the resignation was accepted by the Board.

On February 7, 2018, the sole member of HLS appointed Christine B. LaFollette and Eric L. Mattson to the Board effective March 1, 2018. R. Kevin Hardage resigned from the Board effective February 28, 2018.

Director Independence

The Board has determined that Larry R. Baldwin, Christine B. LaFollete, James H. Lee and Eric L. Mattson meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange (“NYSE”). The Board previously determined that R. Kevin Hardage was “independent” as defined by the NYSE listing standards during the time he served on the Board.

Audit Committee. The Audit Committee of HLS is currently composed of three directors, Messrs. Baldwin, Lee and Mattson. The Board has determined that each member of the Audit Committee is “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Board previously determined that Mr. Hardage was “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act during the time he served on the Audit Committee.

Conflicts Committee. The Conflicts Committee of HLS is currently composed of three directors, Messrs. Baldwin and Mattson and Ms. LaFollette. The Board has determined that each member of the Conflicts Committee is “independent” as defined by the NYSE listing standards and Rule 10A-3 of the Exchange Act, as required by the Conflicts Committee Charter.

Compensation Committee. The Compensation Committee of HLS is currently composed of four directors, Messrs. Jennings, Damiris and Lee and Ms. LaFollette. The Board has determined that Mr. Lee and Ms. LaFollette are “independent” as defined by the NYSE listing standards. Because we are a master limited partnership, Rule 303A.05 of the NYSE Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us.

Independence Determinations. In making its independence determinations, the Board considered certain transactions, relationships and arrangements. In determining Ms. LaFollette’s independence, the Board considered that during fiscal year 2017, Akin Gump Strauss Hauer & Feld LLP served as outside counsel to the Conflicts Committee. Ms. LaFollette did not represent the Conflicts Committee of the Board on any matters, and Akin Gump Strauss Hauer & Feld LLP no longer represents the Conflicts Committee of the Board in light of Ms. LaFollette's appointment to the Board.

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

The Board, Its Committees and Director Compensation

Directors

The following individuals currently serve as directors of HLS:
_____________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 53.

Principal Occupation:	Chairman of the Board of HLS

Business Experience:
Mr. Jennings has served as Chairman of the Board of HLS since November 2017. Mr. Jennings served as Chief Executive Officer of HLS from January 2014 to November 2016 and as President of HLS from October 2015 to February 2016. Mr. Jennings served as Chairman of the Board of HFC from January 2017 to February 2019 and January 2013 to January 2016, as Executive Chairman of HFC from January 2016 until January 2017 and as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 until January 2016. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 until 2009.

Additional Directorships:
Mr. Jennings currently serves as a director of HFC and FTS International, Inc. Mr. Jennings served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011. He served as a director of ION Geophysical Corporation from December 2010 until February 2019.

Qualifications:
Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

George J. Damiris     Director since February 2016. Age 58.

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

Larry R. Baldwin    Director since May 2016. Age 66.

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

Christine B. LaFollette     Director since March 2018. Age 66.

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

_____________________________________________________________________________________________

James H. Lee         Director since November 2017. Age 70.

Principal Occupation:	Managing General Partner and Principal Owner of Lee, Hite & Wisda Ltd.

Business Experience:	Mr. Lee has served as the Managing General Partner of Lee, Hite & Wisda Ltd., a private company with investments in oil and gas working, royalty and mineral interests, since founding the firm in 1984.

Additional Directorships:	Mr. Lee currently serves as a director of HFC. He served as a director of Frontier Oil Corporation from 2000 until July 2011 and as a director of Forest Oil Corporation from 1991 until December 2014.

Qualifications:	Mr. Lee brings to the Board his extensive experience as a consultant and investor in the oil and gas industry, which provides him with significant insights into relevant industry issues.
_____________________________________________________________________________________

Eric L. Mattson         Director since March 2018. Age 67.

Principal Occupation:	Former Executive Vice President, Finance of Select Energy Services, Inc.

Business Experience:
Mr. Mattson served as Executive Vice President, Finance of Select Energy Services, Inc., a provider of total water solutions to the U.S. unconventional oil and gas industry, from November 2016 until his retirement in March 2018 and served as Executive Vice President and Chief Financial Officer of Select Energy Services, Inc. from November 2008 through January 2016. Prior to that, Mr. Mattson served as Senior Vice President and Chief Financial Officer of VeriCenter, Inc., a private provider of managed hosting services, from 2003 until its acquisition in August, 2007. Mr. Mattson worked as an independent consultant from November 2002 to October 2003. Mr. Mattson served as the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, from September 1999 until November 2002. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries. Mr. Mattson joined Baker International, Inc. in 1980, and served in a number of capacities, including Treasurer, prior to the merger of Baker International, Inc. and Hughes Tool Company in 1987, at which time he became Vice President and Treasurer of Baker Hughes, Inc., a position he held until 1993.

Additional Directorships:
Mr. Mattson has served as a director of National Oilwell Varco, Inc. since March 2005 (having served as a director of Varco (and its predecessor, Tuboscope Inc.) from January 1994 until its merger with National Oilwell Varco in March 2005). He served as a director of Rex Energy Corporation from April 2010 until November 2018.

Qualifications:
Mr. Mattson brings strong executive leadership skills and financial and risk management experience to the Board. His knowledge of the oil industry as well as the financial and capital markets enables him to provide critical insight to the Board.

_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2009 to 2019 that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2018, the Board held 10 meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he served.

Board Committees

The Board currently has three standing committees:

•	an Audit Committee;

•	a Compensation Committee;

•	a Conflicts Committee.

Each of these committees operates under a written charter adopted by the Board.

During 2018, the Audit Committee held eight meetings, the Conflicts Committee held three meetings, and the Compensation Committee held five meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Audit Committee	Compensation Committee	Conflicts Committee
Larry Baldwin	x (Chair)		x
George J. Damiris		x
Michael C. Jennings		x (Chair)
Christine B. LaFollette		x	x
James H. Lee	x	x
Eric L. Mattson	x		x (Chair)

Audit Committee

The functions of the Audit Committee pursuant to its charter include the following:

•	selecting, compensating, retaining and overseeing our independent registered public accounting firm and conducting an annual review of the independence and performance of that firm;

•	reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent registered public accounting firm;

•	reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•	discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•	reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, when required by HEP’s Code of Business Conduct and Ethics;

•	reviewing and discussing HEP’s internal controls over financial reporting with management and the independent registered public accounting firm;

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

•	reviewing and approving the Audit Committee Report to be included in the Annual Report on Form 10-K; and

•	reviewing the adequacy of the Audit Committee charter on an annual basis.

Each current member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Mr. Baldwin meets the requirements of an “audit committee financial expert” as defined by the rules of the SEC.

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

Since the Compensation Committee is not comprised of all independent directors, equity awards, including performance goals applicable to such awards, if applicable, are approved by the full Board.

During 2017, the Compensation Committee had engaged Frederic W. Cook & Co. (the “Compensation Consultant” or “FWC”), an executive compensation consulting firm, to advise it regarding the compensation of HLS’s officers and directors. FWC provided information and advice to the Compensation Committee with respect to matters related to executive and non-management director compensation for 2018. The Compensation Committee annually assessed the independence of FWC pursuant to SEC rules and considered, among other things, whether FWC provides any other services to HLS or us, the fees paid by us to FWC as a percentage of FWC's total revenues, the policies of FWC that are designed to prevent any conflict of interest between FWC, the Compensation Committee, HLS and us, any personal or business relationship between FWC and a member of the Compensation Committee or one of HLS's executive officers and whether FWC owned any of our common units. In addition to the foregoing, the Compensation Committee received an independence letter from FWC, as well as other documentation addressing the firm's independence. FWC reported exclusively to the Compensation Committee and did not provide any additional services to HLS or us. The Compensation Committee had discussed these considerations and has concluded that FWC was independent and that neither we nor HLS had any conflicts of interest with FWC.
In January 2018, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), who replaced FWC as the compensation consultant, to provide advice relating to non-management director compensation matters for the 2019 year. In selecting Meridian as its independent compensation consultant, the Compensation Committee assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to HLS or us, the fees paid by us to Meridian as a percentage of Meridian’s total revenues, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the Compensation Committee, HLS and us, any personal or business relationship between Meridian and a member of the Compensation Committee or one of HLS’s executive officers and whether Meridian owned any of our common units. In addition to the foregoing, the Compensation Committee received an independence letter from Meridian, as well as other documentation addressing the firm’s independence. Meridian reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that Meridian is independent and that neither we nor HLS have any conflicts of interest with Meridian.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board at year-end 2018 were Messrs. Jennings, Damiris and Lee and Ms. LaFollette. During his service as a member of the Compensation Committee, Mr. Damiris also served as the Chief Executive Officer and President of HLS. None of the members who served on the Compensation Committee at any time during 2018 had any relationship requiring disclosure under Item 13 of this annual report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board or our Compensation Committee. No executive officer of HLS served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee, except that Mr. Damiris, the Chief Executive Officer and President of HLS, also served as the Chief Executive Officer and President of HFC.

Report of the Audit Committee for the Year Ended December 31, 2018

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved, the selection of Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2018. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2018 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•	discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board;

•
discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm’s independence;

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2018 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

Members of the Audit Committee:
Larry R. Baldwin, Chairman
James H. Lee
Eric L. Mattson

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

For 2018, non-employee directors were entitled to receive a cash retainer and meeting fees, payable in cash in addition to equity awards described in the following table. The meeting fees will not be paid until the thirteenth meeting of the Board or Committee meeting, as applicable.

In October 2018, the Board approved non-employee director compensation for 2019. The only change from 2018 was to eliminate meeting fees.

Compensation in 2018
Annual cash retainer (1)	$100,000
Annual equity retainer of restricted units (2)	$90,000
Annual cash retainer for the Chairman of the Board	$75,000
Annual cash retainer for Chairmen of committees	$25,000 (3)
__________________

(1)
No meeting fees are paid for the first 12 Board or Committee meetings. A meeting fee of $1,500 would be paid beginning with the thirteenth meeting of the Board or Committee. Neither the Board nor any Committee had more than 12 meetings in 2018; and as a result, no meeting fees were paid in 2018.

(2)
The annual award is comprised of a number of restricted units equal to the annual equity retainer divided by the closing price of a common unit on the date of grant, with the number of restricted units rounded up in the case of fractional shares.

(3)	Beginning in 2018, no cash retainer was paid to the Chairman of the Compensation Committee since he also serves as Chairman of the Board.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan ("Long-Term Incentive Plan") in the form of restricted units, with the number of restricted units calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the restricted units to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

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

None of our non-employee directors participated in the NQDC Plan in 2018. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis-Overview of 2018 Executive Compensation Components and Decisions-Retirement and Benefit Plans-Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Our directors, other than those that serve as officers of HLS, are subject to the HEP unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least two times the annual equity retainer paid to non-employee directors. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

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

As of December 31, 2018, all of our then-current directors were in compliance with the unit ownership and retention policy or were within the five-year grace period provided in the policy.

Anti-Hedging and Anti-Pledging Policy

Members of the Board are subject to the HEP Insider Trading Policy, which, among other things, prohibits such directors from entering into short sales or hedging or pledging our common units and HFC common stock.

Director Compensation Table

The table below sets forth the compensation earned in 2018 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Larry R. Baldwin	$125,000	$90,014	$215,014
R. Kevin Hardage (3)	36,000	—	36,000
Michael C. Jennings	175,000	90,014	265,014
Christine B. LaFollette (4)	83,333	157,536	240,869
James H. Lee	100,000	90,014	190,014
Eric L. Mattson (4)	104,167	157,536	261,703
__________________

(1)
Mr. Damiris is not included in this table because he received no additional compensation for his service on the Board since, during 2018, Mr. Damiris was an executive officer of HFC and HLS. The compensation paid by HFC to Mr. Damiris in 2018 will be shown in HFC’s 2019 Proxy Statement. A portion of the compensation paid to Mr. Damiris by HFC in 2018 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)
Reflects the aggregate grant date fair value of restricted units granted to non-employee directors, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2018, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On March 1, 2018, in connection with their appointment to the Board, Ms. LaFollette and Mr. Mattson each received an award of 2,299 restricted units that vested on December 1, 2018.

On October 24, 2018, Messrs. Baldwin, Jennings, Lee and Mattson and Ms. LaFollette received an award of 2,899 restricted units that vests on December 1, 2019, subject to continued service on the Board. As of December 31, 2018, these are the only restricted units held by our current non-employee directors. For additional information regarding the annual restricted unit grants, please refer to the “Director Compensation” narrative above.

(3)
Mr. Hardage was appointed to the Board effective November 14, 2017 to fill a temporary vacancy. He did not participate in the director compensation program and instead received $18,000 per month for his service on the Board. He resigned from the Board effective February 28, 2018.

(4)	Ms. LaFollette and Mr. Mattson were appointed to the Board effective March 1, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of HEP’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of HEP’s equity securities. Based on a review of these reports, other information available to us and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2018 to the extent the Compensation Committee determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2018, our “Named Executive Officers” were:

Name	Position with HLS in 2018
George J. Damiris	Chief Executive Officer and President
Richard L. Voliva III	Executive Vice President and Chief Financial Officer
Mark T. Cunningham	Senior Vice President, Operations and Engineering
Denise C. McWatters	Senior Vice President, General Counsel and Secretary

Certain of our Named Executive Officers are also officers of HFC or provide services to HFC. During 2018:

•	Mr. Cunningham spent all of his professional time managing our business and affairs and did not provide any services to HFC.

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

Fees and Reimbursements for Compensation of Named Executive Officers

•
Administrative Fee Covers HFC Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC (currently $2.5 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and office space, furnishings and equipment. None of the services covered by the administrative fee is assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HFC Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

•
Reimbursements for Compensation of Dedicated HLS Officers. Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the dedicated HLS officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2018, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Cunningham. With respect to equity compensation paid by us to Mr. Cunningham,

HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Compensation Decisions for Dedicated HLS Officers

•
Generally. For 2018, the Compensation Committee generally made compensation decisions for Mr. Cunningham, other than with respect to pension and retirement benefits as described below. All compensation provided to Mr. Cunningham for 2018 is discussed and reported, in accordance with SEC rules, in the narratives and tables that follow.

•
Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Mr. Cunningham in 2018 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Allocation of Compensation and Compensation Decisions for HFC Shared Officers

•
Generally. HFC makes all decisions regarding the compensation paid to the HFC Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to the HFC Shared Officers for 2018 is allocated to the services they performed for us during 2018. The allocation was made based on the assumption that each of Messrs. Damiris and Voliva and Ms. McWatters spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2018:

Name	Percentage of Time
George J. Damiris	20%
Richard L. Voliva III	20%
Denise C. McWatters	30%

Because HFC made all decisions regarding the compensation paid to Messrs. Damiris and Voliva and Ms. McWatters for 2018, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Damiris and Voliva and Ms. McWatters in 2018 will be disclosed in HFC’s 2019 Proxy Statement.

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

In the fourth quarter of 2017, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Mr. Cunningham with a goal of providing competitive compensation for 2018 to retain him, while at the same time providing him incentives to maximize long-term value for us and our unitholders. After reviewing internal evaluations, input by management, and market data provided by the Compensation Consultant, the Compensation Committee believes that the 2018 compensation paid to Mr. Cunningham reflects an appropriate allocation of compensation between salary, bonus and equity compensation.

Role of the Compensation Consultant and the Compensation Committee in the Compensation Setting Process

In 2017, the Compensation Committee retained FWC, a consulting firm specializing in executive compensation, to advise the Compensation Committee on matters related to executive and non-employee director compensation and long-term equity incentive awards. The Compensation Consultant provided the Compensation Committee with market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “-The Board, Its Committees and Director Compensation-Board Committees-Compensation Committee,” the Compensation Committee has concluded that we did not have any conflicts of interest with FWC.

The Compensation Committee generally makes compensation decisions for a given fiscal year in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year. FWC provided information and advice to the Compensation Committee in 2017 with respect to matters related to executive and non-management director compensation for 2018.

In January 2018, the Compensation Committee engaged Meridian, who replaced FWC as the compensation consultant, to provide advice during 2018 relating to non-management director compensation for 2019. Meridian did not provide any information or advice to the Compensation Committee with respect to 2018 executive compensation. Beginning with 2019 compensation, the Compensation Committee, pursuant to its charter, will determine compensation only for HLS’s Chief Executive Officer, President or Chief Financial Officer, if such officers are solely dedicated to HLS and are not HFC Shared Officers.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting compensation for the Named Executive Officers. In 2017, the Compensation Committee reviewed comparison data provided by the Compensation Consultant with respect to salary, annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviewed such data to evaluate whether our compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtained market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2018 compensation included the following publicly traded master limited partnerships, which are representative of the companies with which we compete for talent:

Andeavor Logistics LP	Genesis Energy LP
Boardwalk Pipeline Partners LP	Midcoast Energy Partners, L.P.
Calumet Specialty Products Partners LP	NGL Energy Partners LP
Crestwood Equity Partners LP	NuStar Energy LP
DCP Midstream LP	Summit Midstream Partners LP
EnLink Midstream Partners, LP	Tallgrass Energy Partners LP
Enbridge Energy Partners, LP	USA Compression Partners LP

The peer group used in 2018 was changed from the peer group used in 2017 due to merger activity.

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

In 2018, the total direct compensation paid to Mr. Cunningham was generally in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

Role of Named Executive Officers in Determining Executive Compensation

In making executive compensation decisions for 2018, the Compensation Committee reviewed the total compensation provided to each executive in the prior year, the executive’s overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considered recommendations by the Chief Executive Officer and other factors in determining the appropriate final compensation amounts.

Various members of management facilitated the Compensation Committee’s consideration of compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Management provided the Compensation Committee with guidance as to how such data impacts performance goals set by the Compensation Committee during the previous year. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself or herself. As described above, the Compensation Committee made the final decision as to the compensation of Mr. Cunningham.

Overview of 2018 Executive Compensation Components and Decisions

The components of compensation received by Mr. Cunningham in 2018 are as follows:

•	base salary;

•	annual incentive cash bonus compensation;

•	long-term equity incentive compensation;

•	severance and change in control benefits;

•	health and retirement benefits; and

•	perquisites.

Each of these components is described in further detail in the narrative that follows.

Base Salary

The Compensation Committee conducted its annual review of base salary for Mr. Cunningham in the fourth quarter of 2017. The Compensation Committee considered his position, level of responsibility and performance in 2017. The Compensation Committee also reviewed competitive market data relevant to his position provided by the Compensation Consultant. Following a review of the various factors listed above, the Compensation Committee determined the following 2018 base salary for Mr. Cunningham:

Name	2017 Base Salary	2018 Base Salary (1)	Percentage Increase from 2017
Mark T. Cunningham	$303,000	$312,090	3%
______________________

(1)	Represents salary effective January 1, 2018.

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

In the fourth quarter of 2017, the Compensation Committee approved target awards under the Annual Incentive Plan for 2018 based on a pre-established percentage of Mr. Cunningham’s base salary and determined that the applicable performance period for the Annual Incentive Plan awards would be the 12-month period beginning October 1, 2017 and ending September 30, 2018, with determination and payment of the cash bonus amounts occurring in the fourth quarter of 2018.

The 2018 Annual Incentive Plan award for Mr. Cunningham was subject to achievement of the following metrics:

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

The following table sets forth the target and maximum award opportunities (as a percentage of annual base salary) for Mr. Cunningham for 2018, and the portion of his target award opportunity allocated to each performance metric. The award opportunity amounts and allocations were not changed from 2017 for Mr. Cunningham.

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

For the 2018 performance period, the actual distributable cash flow ($266.4 million) exceeded the budgeted distributable cash flow ($261.3 million) by approximately 2.0%. As a result, the payout on this metric was approximately 106% of the portion of the target award related to this metric. The following table sets forth the actual payout for 2018 for Mr. Cunningham as a percentage of base salary, including payments made based on actual distributable cash flow versus budget and discretionary bonuses awarded for individual performance.

Name	Actual vs. Budgeted DCF	Individual	Total
Mark T. Cunningham	21.2%	20.0%	41.2%

Long-Term Equity Incentive Compensation

The Long-Term Incentive Plan was adopted by the Board in August 2004 with the objective of:

•	promoting our interests by providing equity incentive compensation awards to eligible individuals;

•	enhancing our ability to attract and retain the services of individuals who are essential for our growth and profitability;

•	encouraging those individuals to devote their best efforts to advancing our business; and

•	aligning the interests of those individuals with the interests of our unitholders.

The Compensation Committee (and beginning in 2018, the Board) typically grants long-term equity incentive awards to dedicated HLS officers on an annual basis. The Compensation Committee (and beginning in 2018, the Board) makes annual long-term equity incentive award grants in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the dedicated HLS officers. As a result, annual long-term equity incentive awards for the 2018 year were granted in November 2017 to the individuals who were dedicated HLS officers at that time. Pursuant to SEC rules, the long-term equity incentive awards granted in November 2017 for the 2018 year are disclosed as 2017 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in November 2017) and are not included in the 2018 Grants of Plan-Based Awards table; however, because these awards relate to the 2018 year, they are described in greater detail below.

In determining the appropriate amount and type of long-term equity incentive awards to be granted each year, the Compensation Committee (and beginning in 2018, the Board) considers the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and strong performance with variable compensation dependent on that performance.

For the 2018 year, the Board awarded both phantom units and performance units to Mr. Cunningham. Due to SEC rules regarding the timing of disclosures, Mr. Cunningham’s awards with respect to the 2018 year are reflected in the Executive Compensation Tables below as awards granted in the 2017 year. The awards that are reflected in the Executive Compensation Tables during the 2018 year are awards that were granted in late 2018 with respect to the 2019 year, described in further detail below. It is our practice not to make long-term equity incentive award grants to the HFC Shared Officers. Any equity compensation awards granted by HFC for 2018 to any of the HFC Shared Officers will be disclosed in HFC’s 2019 Proxy Statement.

Phantom Unit Awards

In November 2017, Mr. Cunningham was granted phantom units. The number of phantom units awarded was initially recommended by the Compensation Committee, and approved by the Board, in dollar amounts established according to the pay grade of the executive officer. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in November 2017 for the 2018 year:

Name	Number of Phantom Units
Mark T. Cunningham	3,861

Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted in November 2017 were originally scheduled to vest in three equal annual installments to be fully vested and nonforfeitable after December 15, 2020. In February 2019, we determined that all outstanding equity awards with a vesting date of December 15 would be changed to a vesting date of December 1 of the applicable year. This vesting date change was deemed to be a minor administrative modification necessitated by our growth and the number of existing award holders. Therefore, the November 2017 phantom units vest in three equal annual installments according to the schedule below, subject to continued employment by such unitholder.

Phantom Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Phantom Units Vested
Immediately following December 15, 2018	1/3
Immediately following December 1, 2019	2/3
Immediately following December 1, 2020	All

(1) Vesting will occur on the first business day following the vesting date set forth above if the vesting date falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

A performance unit is a notational phantom unit that entitles the grantee to receive a common unit upon the attainment of pre-established performance targets over a specified performance period, which may include the achievement of specified financial objectives determined by the Compensation Committee (and beginning in 2018, the Board), and satisfaction of certain continued service conditions.

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

With respect to the performance unit awards for the 2018 year, Mr. Cunningham was granted a target number of performance units. The target number was initially recommended by the Compensation Committee, and approved by the Board, in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Mr. Cunningham in November 2017 for the 2018 year:

Name	Target Number of Performance Units
Mark T. Cunningham	3,861

The Compensation Committee determined that the increase in distributable cash flow per common unit during the performance period should be used as the performance objective for the performance unit awards granted in November 2017. The actual number of units earned at the end of the performance period is based on the “Achieved Distributable Cash Flow/Unit” as compared to the “Base Distributable Cash Flow/Unit,” “Target Distributable Cash Flow/Unit” and “Incentive Distributable Cash Flow/Unit.” Specifically, the actual number of units earned at the end of the performance period will be determined by multiplying the target number of performance units awarded by the applicable performance percentage as follows:

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
Achieved Distributable Cash Flow/Unit
Actual Distributable Cash Flow in 2020 adjusted, on an annualized basis, to the extent such adjustment is not reflected in Actual Distributable Cash Flow in 2020, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2020

Base Distributable Cash Flow/Unit
Actual Distributable Cash Flow for 2017 adjusted, on an annualized basis, to include the effect of the closing of any acquisition to income and/or outstanding HEP common units and/or to eliminate any general partner give-back and any other aberrational event, as determined by the Compensation Committee, divided by the number of common units outstanding as of year-end 2017

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

Defined Contribution Plan

For 2018, Mr. Cunningham was eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $18,500 for 2018, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,000.

For 2018, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2018, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Mr. Cunningham were charged to us in 2018 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2018, Mr. Cunningham was eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including, for 2018, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Mr. Cunningham were charged to us in 2018 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Mr. Cunningham were charged to us in 2018 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. We provided a reserved parking space for Mr. Cunningham in 2018.

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

We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HFC. The material terms and the quantification of the potential amounts payable under the Change in Control Agreement in effect with Mr. Cunningham in 2018 are described below in the section titled “Potential Payments upon Termination or Change in Control.” We bear all costs and expenses associated with this agreement.

HFC has entered into Change in Control Agreements with Messrs. Damiris and Voliva and Ms. McWatters, which were in effect during 2018 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements with Messrs. Damiris and Voliva and Ms. McWatters will be described in HFC’s 2019 Proxy Statement.
Unit Ownership and Retention Policy for Executives

The Board, the Compensation Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. The dedicated HLS officers are subject to the HEP unit ownership and retention policy. The unit retention requirement for Mr. Cunningham is as follows:

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

As of December 31, 2018, Mr. Cunningham was in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

Our Named Executive Officers are subject to the HEP Insider Trading Policy, which, among other things, prohibits such individuals from entering into short sales or hedging or pledging our common units and HFC common stock.

Tax and Accounting Implications

We account for equity compensation expenses under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. The Compensation Committee has taken into account the tax implications to us in its decision to grant long-term equity incentive compensation awards in the form of phantom units and performance units as opposed to options or unit appreciation rights.

Recoupment of Compensation

In October 2018, the Board adopted a formal clawback policy to allow the Board to recover bonus and other incentive and equity based compensation (the “Incentive Compensation”) awarded to Board appointed officers of HLS and our subsidiaries upon the occurrence of a material restatement of our financial results during the prior 24-month period (other than due to a change in accounting policy or applicable law). In the event of such material restatement, if the Incentive Compensation would have been lower had it been calculated based on such restated results, the Compensation Committee may (as determined in its sole discretion and to the extent permitted by governing law and as appropriate under the circumstances), seek to recover for our benefit all or a portion of such Incentive Compensation awarded to any covered employee who is then currently employed by us. In determining whether to seek recovery, the Compensation Committee may take into account any considerations as it deems appropriate, including whether the error was caused by intentional misconduct or fraud. The amount of any recovery and the source of such recovery (whether from unvested equity compensation or future compensation payable to the covered employee) will be determined in the sole discretion of the Compensation Committee.

Additionally, equity awards granted to Named Executive Officers are subject to the terms of the Long-Term Incentive Plan, which states that such awards may be cancelled, repurchased and/or recouped to the extent required by applicable law or any clawback policy that we adopt. In addition, the award agreements for our long-term incentive compensation awards granted since October

2015 state that the award and amounts paid or realized with respect to the award may be subject to reduction, cancellation, forfeiture or recoupment to the extent required by applicable law or any clawback policy that we adopt.

2019 Compensation Decisions

Long-Term Equity Incentive Compensation

In November 2018, the Board approved annual grants of phantom units and performance units for Mr. Cunningham. Pursuant to SEC rules, the long-term equity incentive awards granted in November 2018 for the 2019 year are disclosed as 2018 compensation in the Summary Compensation Table and are reported in the 2018 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Phantom Unit Awards

In November 2018, Mr. Cunningham was granted phantom units. The number of phantom units awarded to Mr. Cunningham was determined in the same manner as the November 2017 phantom unit awards described above. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in November 2018 for the 2019 year:

Name	Number of Phantom Units
Mark T. Cunningham	5,220

Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted in November 2018 to Mr. Cunningham were originally scheduled to vest in three equal annual installments to be fully vested and nonforfeitable after December 15, 2021. As noted above, vesting date modifications were made following the grant date as follows:

Phantom Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Phantom Units Vested
Immediately following December 1, 2019	1/3
Immediately following December 1, 2020	2/3
Immediately following December 1, 2021	All

(1) Vesting will occur on the first business day following December 1 if December 1 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In November 2018, Mr. Cunningham was granted performance units with a performance period that began on January 1, 2019 and ends on December 31, 2021. The target number of performance units awarded to Mr. Cunningham was determined in the same manner as the November 2017 performance unit awards described above. The following table sets forth the target number of performance units granted to Mr. Cunningham in November 2018 for the 2019 year:

Name	Target Number of Performance Units
Mark T. Cunningham	5,220

The Board determined that performance metrics for the November 2018 grants would consist of (a) actual EBITDA compared to target EBITDA and (b) total unitholder return during the performance period as measured against that of the following incentive peer group:

Archrock Partners, L.P.	PBF Logistics LP
Buckeye Partners, L.P.	Philips 66 Partners LP
Crestwood Equity Partners LP	SemGroup Corporation
Delek Logistics Partners, LP	Shell Midstream Partners, L.P.
Enable Midstream Partners, LP	Summit Midstream Partners, LP
Enlink Midstream Partners, LP	TC Pipelines, LP
MPLX LP

For the performance unit awards granted in November 2018 for the 2019 fiscal year:

•
“EBITDA,” which determines 50% of the shares earned at the end of the performance period, is defined as our earnings before interest, taxes, depreciation and amortization of for each calendar year during the performance period. The Board believes EBITDA is an appropriate metric because it measures HEP’s profitability before the effects of items such as financings, capital expenditures and taxes.

•
“total unitholder return,” which determines 50% of the shares earned at the end of the performance period, is defined as (a) the appreciation in our unit price during the performance period (in dollars) plus cumulative distributions paid during the performance period plus any additional value or compensation received by unitholders such as units received from spinoffs, divided by (b) the closing price of our common units on the first business day of the performance period. The Compensation Committee believes total unitholder return is an appropriate metric because it (i) aligns the interests of management with the interests of unitholders and (ii) provides a useful means of comparing our overall performance relative to the overall performance of our incentive peer group.

The actual number of performance units earned at the end of the performance period will be equal to (a) the target number of performance units granted multiplied by (b) our average performance unit payout with respect to the performance metrics. The average performance unit payout is determined by adding our performance unit payout percentage with respect to each performance metric and dividing the sum by two.

For the EBITDA metric, actual aggregate EBITDA achieved during the performance period is compared to the aggregate Target EBITDA during the performance period and payout is determined in accordance with the following table:

EBITDA Achievement Relative to Target EBITDA	EBITDA Performance Percentage
Target EBITDA plus 2.5%	Maximum (200% of Target)
< Target EBITDA plus 2.5% but > Target EBITDA	Interpolate between 100% and 200%
Target EBITDA	Target (100%)
<Target EBITDA but > Target EBITDA minus 5%	Interpolate between 50% and 100%
Target EBITDA minus 5%	50% of Target (Minimum)
< Target EBITDA minus 5%	Zero

“Target EBITDA” is defined as the sum of the annual EBITDA targets established by the Compensation Committee for each calendar year during the performance period. Annual Target EBITDA is communicated to the performance unit holder within the first quarter of each calendar year within the performance period.

For the total unitholder return metric, a percentile ranking of our total unitholder return versus the total unitholder return of each entity in our incentive peer group will be calculated at the end of the performance period and payout is determined in accordance with the following table:

Ranking of the Partnership within Peer Group	Total Unitholder Return Performance Percentage
> 90th percentile	Maximum (200% of Target)
<90th percentile but > 50th percentile	Interpolate between 100% and 200%
50th percentile	Target (100%)
<50th percentile but > 25th percentile	Interpolate between 25% and 100%
25th percentile	25% of Target (Minimum)
<25th percentile	Zero

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
Christine B. LaFollette
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

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
George J. Damiris Chief Executive Officer and President (5)	2018	$1,250,000	—	—	$1,020,074	—	$2,270,074
	2017	1,100,000	—	—	881,430	—	1,981,430
	2016	452,187	—	—	—	—	452,187
Richard L. Voliva III Executive Vice President and Chief Financial Officer (5)	2018	650,000	—	—	4,215	—	654,215
	2017	468,750	—	—	154,568	—	623,318
	2016	255,288	$193,130	$776,079	56,870	$45,225	1,326,592
Mark T. Cunningham Senior Vice President, Operations and Engineering	2018	312,090	60,600	300,046	66,660	55,185	794,581
	2017	303,000	60,600	275,058	66,660	48,692	754,010
	2016	300,000	60,000	275,172	79,800	49,431	764,403
Denise C. McWatters Senior Vice President, General Counsel and Secretary (5)	2018	550,000	—	—	117,064	—	667,064
	2017	500,000	—	—	103,867	—	603,867
	2016	470,000	—	—	93,359	—	563,359

(1)
Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.

(2)
Represents the aggregate grant date fair value of awards of restricted units or phantom units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2018 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

Awards for the 2017 fiscal year granted in October 2016 are reported in the “Unit Awards” column of the Summary Compensation Table for 2016, awards for the 2018 fiscal year granted in November 2017 are reported in the “Unit Awards” column of the Summary Compensation Table for 2017, and awards for the 2019 fiscal year granted in November 2018 are reported in the “Unit Awards” column of the Summary Compensation Table for 2018, in each case, in accordance with SEC rules.

The performance share units awarded November 2018 are subject to a “market condition” (the total unitholder return (“TUR”) performance metric) and a “performance condition” (earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance metric). For purposes of determining the grant date fair value of the performance share units granted in November 2018, in accordance with SEC rules and FASB ASC Topic 718, we have assumed an aggregate settlement of 100%, which includes a settlement of 50% of the TUR portion of the award and 50% of the EBITDA portion of the award. The maximum payout of the aggregate awards, however, could be up to 200%. If the EBITDA portion of the award was settled at the maximum payout level of 200% (resulting in settlement of the aggregate award in an amount equal to 150%), the grant date fair value of the performance share unit awards granted to Mr. Cunningham would be $225,034. See “Compensation Discussion and Analysis - 2019 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

The terms of the phantom unit and performance unit awards granted in November 2018 for the 2019 fiscal year are described under “Compensation Discussion and Analysis - 2019 Compensation Decisions - Long-Term Equity Incentive Compensation.” For additional information on outstanding restricted unit, phantom unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.”

(3)
Represents the bonus amount, if any, paid under our Annual Incentive Plan, other than with respect to the individual performance metric (which amounts are reported in the “Bonus” column). The 2018 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis-Overview of 2018 Executive Compensation Components and Decisions-Annual Incentive Cash Bonus Compensation.” See note 5 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Damiris and Voliva and Ms. McWatters for 2018.

(4)	For 2018, includes the compensation as described under “All Other Compensation” below.

(5)
During 2018, each of these officers split his or her professional time between HFC and us, and all compensation paid to him or her for 2018 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2018 is allocated to the services he or she performed for us during 2018. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his or her professional time in 2018 on our business and affairs:

Name	Percentage of Time
George J. Damiris	20%
Richard L. Voliva III	20%
Denise C. McWatters	30%

As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2018 has been reported in this table, and the allocated amount has been solely attributed in the table above to his or her base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to his or her name above. The total compensation paid by HFC to Messrs. Damiris and Voliva and Ms. McWatters in 2018 (including the portion of his or her salary and non-equity incentive plan compensation reported in this table), and a discussion of how the total amount of his or her non-equity incentive plan compensation for 2018 was determined, will be disclosed in HFC’s 2019 Proxy Statement.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2018 in the Summary Compensation Table above.

Name (1)	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Tax Reimbursement	Total
George J. Damiris	—	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—	—
Mark T. Cunningham	$16,500	$17,875	$9,938	$10,766	$106 (2)	$55,185
Denise C. McWatters	—	—	—	—	—	—
______________

(1)
The value of the perquisites provided by us to our Named Executive Officers in 2018 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.

(2)	Represents tax payments made on the executive’s behalf with respect to imputed income for a prize received at a company event.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2018. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan (other than with respect to the discretionary individual performance portion of the awards, which are reported in the “Bonus” column of the Summary Compensation Table above and are not included below), as “PHUA” for phantom unit awards, and as “PUA” for performance unit awards. Messrs. Damiris and Voliva and Ms. McWatters did not receive any plan-based awards from us during 2018.

The phantom unit and performance unit grants reported below for Mr. Cunningham were granted in November 2018 for the 2019 fiscal year and are reported in this table as 2018 compensation in accordance with SEC rules. These awards are described in greater detail above under “Compensation Discussion and Analysis-2019 Compensation Decisions-Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in November 2017 for the 2018 fiscal year were previously reported as 2017 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

	Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other Equity Awards (3)	Grant Date Fair Value (4)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
George J. Damiris	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva (5)	—	—	—	—	—	—	—	—	—	—
Mark T. Cunningham	AICP		$0	$62,418	$124,836
	PUA	11/28/2018				2,610	5,220	10,440		$150,023
	PHUA	11/28/2018							5,220	$150,023
Denise C. McWatters	—	—	—	—	—	—	—	—	—	—

(1)
Represents the potential payouts for the awards under our Annual Incentive Plan, which were subject to the achievement of certain performance metrics. The performance metrics and awards are described under “Compensation Discussion and Analysis - Overview of 2018 Executive Compensation Components and Decisions - Annual Incentive Cash Bonus Compensation.” Although these awards were granted in the fourth quarter of 2017, they represent the 2018 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the Summary Compensation Table for 2018. Amounts reported do not include amounts potentially payable pursuant to the discretionary individual performance portion of the award. The amount actually paid with respect to the individual performance portion of the award is reported in the “Bonus” column of the Summary Compensation Table for 2018, and the amount actually paid with respect to the portion of the award reported in this table is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2018.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. Amounts reported (a) in the “Threshold” column reflect 50% of the target number of performance units awarded to the named executive officer, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the performance unit awards, (b) in the “Target” column reflect 100% of the target number of performance units awarded to the named executive officer, which is the target amount payable under the performance unit awards, and (c) in the “Maximum” column reflect 200% of the target number of performance units awarded to the named executive officer, which is the maximum amount payable under the performance unit awards. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the EBITDA and total unitholder return performance metrics applicable to the performance unit awards, then 0% of the target number of performance units awarded will be earned. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in November 2018 for the 2019 fiscal year are described above under “Compensation Discussion and Analysis - 2019 Compensation Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.” See “Compensation Discussion and Analysis - Overview of 2019 Compensation Components and Decisions - Long-Term Equity Incentive Compensation - Performance Unit Awards.”

(3)
Represents awards of phantom units. The terms of the phantom unit awards granted in November 2018 for the 2019 fiscal year are described above under “Compensation Discussion and Analysis - 2019 Compensation Decisions - Long-Term Equity Incentive Compensation - Phantom Unit Awards.”

(4)
Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $28.74 on November 28, 2018. The value of performance units granted on November 28, 2018 reflects a probable settlement percentage of 100%. See note 2 to the Summary Compensation Table for additional information regarding the aggregate probable settlement percentage calculation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding restricted units, phantom units and/or performance units held by each Named Executive Officer as of December 31, 2018, including awards that were granted prior to 2018. The value of these awards was calculated based on a price of $28.56 per unit, the closing price of our common units on December 31, 2018. Messrs. Damiris and Voliva and Ms. McWatters do not hold any outstanding equity awards under our Long-Term Incentive Plan, and the table below does not reflect any outstanding HFC equity awards held by any of our Named Executive Officers.

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

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
George J. Damiris	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	RUA	1,376	$39,299
	PHUA	7,794	$222,597
	PUA			22,424	$640,415
Denise C. McWatters	—	—	—	—	—

(1)
Represents restricted unit awards granted by us in October 2016 to Mr. Cunningham (4,128), of which one third vested on December 15, 2017, one third vested on December 15, 2018 and the remaining one third vests on December 1, 2019.

Includes the following phantom unit awards granted by us:

•	in November 2017 to Mr. Cunningham (3,861), of which one third vested on December 15, 2018, one third vests on December 1, 2019 and the remaining one third vests on December 1, 2020; and

•	in November 2018 to Mr. Cunningham (5,220), of which one third vests on December 1, 2019, one third vests on December 1, 2020 and the remaining one third vests on December 1, 2021.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):

•	in October 2016 to Mr. Cunningham (4,128), with a performance period that ends on December 31, 2019;

•	in November 2017 to Mr. Cunningham (3,861), with a performance period that ends on December 31, 2020; and

•	in November 2018 to Mr. Cunningham (5,220), with a performance period that ends on December 31, 2021.

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2018 of restricted unit, phantom unit and/or performance unit awards held by the Named Executive Officers. Mr. Damiris, Mr. Voliva and Ms. McWatters do not currently hold any equity awards under our Long-Term Incentive Plan, and Mr. Damiris and Ms. McWatters did not have any equity awards under our Long-Term Incentive Plan that vested during 2018. The table below does not reflect any information regarding the vesting in 2018 of any HFC equity awards held by any of our Named Executive Officers. To date, we have not granted any unit options.

The value realized from the vesting of restricted unit and phantom unit awards is generally equal to the closing price of our common units on the vesting date (or, if the vesting date is not a trading day, on the trading day immediately following the vesting date, unless provided otherwise by the applicable award agreement) multiplied by the number of units acquired on vesting. The value is calculated before payment of any applicable withholding or other income taxes.

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
George J. Damiris	—	—
Richard L. Voliva III	2,458 (1)	$71,023
Mark T. Cunningham	11,375 (1)	$328,850
Denise C. McWatters	—	—

(1)
Includes the following number of common units (shown in column (b) below) that became payable to the executive officer on February 6, 2019 following the Board’s certification that the applicable standards for the target performance units granted to the executive officer in October 2015 (shown in column (a) below), the performance period for which ended December 31, 2018, had been met (based on a performance percentage of 150%), which performance units are treated, in accordance with SEC rules, as vesting during 2018:

	Performance Units Granted in October 2015 (a)	Number of Common Units (b)
Richard L. Voliva III	1,341	2,011
Mark T. Cunningham	4,752	7,128

Nonqualified Deferred Compensation

In 2018, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan functions as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2018, the annual deferral contribution limit under the 401(k) Plan was $18,500, and the annual compensation limit was $275,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Once eligible employees reach the Internal Revenue Code limits on contributions under the 401(k) Plan, contributions automatically begin being contributed to the NQDC Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation, and certain other items. Eligible participants are required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2018, the catch-up contribution limit was $6,000. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2018, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan. The following table lists the investment options for the NQDC Plan in 2018 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	(19.03)%
American Century Mid-Cap Value I Fund	(12.84)%
Fidelity Contrafund	(2.13)%
Harbor Capital Appreciation Inst Fund	(1.03)%
Hartford SmallCap Growth Y Fund	(12.02)%
LargeCap S&P 500 Index Inst Fund	(4.55)%
MidCap S&P 400 Index Inst Fund	(11.32)%
Oppenheimer Developing Markets Institutional Fund	(11.79)%
Oppenheimer International Growth Institutional Fund	(19.22)%
PIMCO Total Return Instl Fund	(0.26)%
SmallCap S&P 600 Index Inst Fund	(8.74)%
T. Rowe Price Retirement 2005 Fund	(3.26)%
T. Rowe Price Retirement 2010 Fund	(3.61)%
T. Rowe Price Retirement 2015 Fund	(4.17)%
T. Rowe Price Retirement 2020 Fund	(4.94)%
T. Rowe Price Retirement 2025 Fund	(5.62)%
T. Rowe Price Retirement 2030 Fund	(6.28)%
T. Rowe Price Retirement 2035 Fund	(6.87)%
T. Rowe Price Retirement 2040 Fund	(7.32)%
T. Rowe Price Retirement 2045 Fund	(7.57)%
T. Rowe Price Retirement 2050 Fund	(7.58)%
T. Rowe Price Retirement 2055 Fund	(7.62)%
T. Rowe Price Retirement 2060 Fund	(7.57)%
Vanguard Equity-Income Adm. Fund	(5.65)%
Vanguard Federal Money Market Investor Fund	1.78%
Vanguard Total Bond Market Index Institutional Fund	(0.01)%
Vanguard Total International Stock Index Institutional Fund	(14.39)%
Victory Munder Mid-Cap Core Growth R6 Fund	(13.47)%

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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Mr. Cunningham were charged to us in 2018 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan account for Mr. Cunningham. Even though Messrs. Damiris and Voliva and Ms. McWatters are also participants in the NQDC Plan, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HFC during 2018. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Damiris and Voliva and Ms. McWatters, will be provided in HFC’s 2019 Proxy Statement.

Name	Executive Contributions in 2018 (1)	Company Contributions in 2018 (2)	Aggregate Earnings in 2018	Aggregate Withdrawals/ Distributions in 2018	Aggregate Balance at December 31, 2018 (3)
George J. Damiris	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$157,753	$20,704	$(89,594)	—	$792,503
Denise C. McWatters	—	—	—	—	—
_______________

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2018.

(2)	These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2018.

(3)
The aggregate balance for Mr. Cunningham reflects the cumulative value, as of December 31, 2018, of his and employer-provided contributions to the NQDC Plan for his account, and any earnings on these amounts, since he began participating in the NQDC Plan in 2012. We reported executive and company contributions for Mr. Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2018	Years Prior to 2018
Mark T. Cunningham	$178,457	$620,152

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

HFC has entered into a Change in Control Agreement with each of Messrs. Damiris and Voliva and Ms. McWatters. Payments and benefits under the HFC Change in Control Agreements are triggered only upon certain termination events in connection with a change in control of HFC. A summary of the terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreements with Messrs. Damiris and Voliva and Ms. McWatters will be disclosed in HFC’s 2019 Proxy Statement.

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

All outstanding performance units granted prior to 2018 will vest at 150% in the event of a Special Involuntary Termination, and performance units granted in 2018 will vest at 200% in the event of a Special Involuntary Termination.

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

•
Performance Units: Pursuant to the terms of the November 2017 and November 2018 performance unit award agreements, upon retirement the award will remain outstanding and eligible to vest without proration subject to actual performance. Upon death, disability and retirement, other than with respect to retirement under the terms of the November 2017 and November 2018 performance unit award agreements, the executive will remain eligible to vest with respect to a pro rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. The Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period (provided that executives will earn and receive payment with respect to no less than 50% of the performance units awarded prior to 2018). The foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Separation or for “Cause.”

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
For purposes of the phantom unit awards and the performance units granted in November 2017 and November 2018, “Retirement” is defined as termination of employment other than for Cause on or after the date on which the executive: (i) has achieved ten years of continuous service and (ii) has attained age sixty.

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

The long-term equity incentive awards granted in 2018 were granted to our Named Executive Officers with certain restrictive covenants that generally mirror the release requirements and confidentiality restrictions found in our Change in Control Agreements described above. The awards were also granted with non-solicitation provisions that generally prevent the Named Executive Officers from soliciting any employee or service provider of us or our affiliates for one year following a termination of employment.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2018. For these purposes, our common unit price was assumed to be $28.56, which was the closing price per unit on December 31, 2018.
In reviewing the table, please note the following:

•	For purposes of determining amounts under the “Cash Payments” column, accrued and unpaid salary and unreimbursed expenses were assumed to equal zero.

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2018 year was taken prior to December 31, 2018. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts accrued in 2018 for the 2019 year.

•
For amounts payable to the Named Executive Officers with respect to performance units upon a termination due to death, disability, retirement or other separation (other than a voluntary separation, a for “Cause” separation or a Special Involuntary Termination), we assumed the performance units would settle at 100%. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets. Mr. Cunningham was not eligible for retirement vesting at December 31, 2018.

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

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control, and (c) the presumption required under applicable regulations that the equity awards granted in 2018 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
George J. Damiris	—	—	—	—
Richard L. Voliva III	—	—	—	—
Mark T. Cunningham Termination in connection with or following a Change in Control	$470,450	$18,153	$640,415	$1,129,018
Termination due to Death, Disability or without Cause	—	—	145,842	145,842
Denise C. McWatters	—	—	—	—

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

For Named Executive Officers performing all or a majority of their services for us, an appropriate part of total compensation is fixed, while another portion is variable and linked to performance. A portion of the variable compensation we provide is comprised of long-term incentives. A portion of the long-term incentives we provide is in the form of restricted or phantom units subject to time-based vesting conditions, which retains value even in a depressed market, so executives are less likely to take unreasonable risks. With respect to our performance units, payouts result in some compensation at levels below full target achievement, in lieu of an “all or nothing” approach. Further, our unit ownership guidelines require certain of our executives to hold at least a specified level of units (in addition to unvested and unsettled equity-based awards), which aligns an appropriate portion of their personal wealth to our long-term performance and the interests of our unitholders. Also, our clawback policy requires the return of annual and long-term incentive compensation for misconduct resulting in a material financial restatement.

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

CEO Pay Ratio

The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the HFC employee population. As a result, we have used the same median employee that was identified by HFC following HFC’s examination of the 2018 taxable wages for all individuals who were employed by HFC in the U.S. and Canada on December 15, 2018.

HFC identified the median employee by examining the 2018 W-2 (for U.S. employees) and T4 (for Canadian employees) taxable wages for all of its U.S. and Canadian employees, including its CEO, who were employed by HFC on December 15, 2018. HFC included all U.S. and Canadian employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 15, 2018 HFC employed 3,621 such persons. As permitted by the SEC rules, HFC excluded its 58 employees located in Europe and Asia since those employees comprise less than 5% of HFC’s 3,679 worldwide employees. HFC did not make any assumptions, adjustments, or estimates with respect to the W-2 or T4 wages, and HFC did not annualize the wages for any employees that were not employed by HFC for all of 2018. HFC believes the use of W-2 or T4 wages, as applicable, is the most appropriate compensation measure since it includes the total taxable wages received by its employees in 2018.

After identifying the median employee based on total taxable wages, HFC calculated annual 2018 compensation for the median employee using the methodology provided in the SEC rules.  HFC’s median employee’s annual 2018 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2018	$117,307	—	—	$7,107	$14,172	$138,586

Our 2018 ratio of chief executive officer total compensation to the HFC median employee’s total compensation is reasonably estimated to be 16:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 15, 2019 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each Named Executive Officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 105,440,201 common units outstanding as of February 15, 2019. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation(1)	59,630,030	56.6%
Tortoise Capital Advisors, L.L.C.(2)	6,939,858	6.6%
Oppenheimer Funds, Inc.(3)	6,267,063	5.9%
Mark T. Cunningham(4)	58,537	*
Michael C. Jennings(5)(6)	18,877	*
James H. Lee(5)(6)(7)	9,938	*
Larry R. Baldwin(5)	9,415	*
Richard L. Voliva III(6)	6,816	*
Christine B. LaFollette(5)	5,198	*
Eric L. Mattson(5)	5,198	*
Denise C. McWatters(6)	4,881	*
George J. Damiris(6)	—	*
All directors and executive officers as group (9 persons)(8)	118,860	*

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

(2)
Based on the Schedule 13G filed with the Securities and Exchange Commission on February 12, 2019, Tortoise acts as an investment adviser to certain investment companies and managed accounts pursuant to either an investment advisory agreement or a managed account agreement with each client, as applicable. Pursuant to such agreements, Tortoise has sole voting and dispositive power over 47 units, shared voting power over 6,939,858 units and shared dispositive power over 6,939,811 units. Pursuant to its client agreements, Tortoise may be deemed to beneficially own the units held by its clients. The address of Tortoise is 1550 Ash Street, Suite 300, Leawood, Kansas 66211.

(3)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 25, 2019, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 6,267,063 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(4)
The number reported includes 1,367 restricted units for which Mr. Cunningham has sole voting power but no dispositive power and 7,794 common units to be issued upon settlement of phantom units, which may vest and be settled within 60 days of February 15, 2019 under certain circumstances. Until settled, Mr. Cunningham has no voting or dispositive power over the phantom units. The number does not include performance units held by Mr. Cunningham.

(5)	Includes 2,899 restricted units for which the director has sole voting power but no dispositive power.

(6)	Messrs. Jennings, Damiris, Voliva and Lee and Ms. McWatters each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
George J. Damiris (a)	231,651
Richard L. Voliva III (a)(b)	61,793
Denise C. McWatters (a)	54,217
James H. Lee (c)	45,222
Michael C. Jennings (c)	27,899
Total	420,782

(a)
The number reported includes shares of HFC restricted stock for which the individual has sole voting power but no dispositive power, as follows: Mr. Damiris (44,053 shares), Ms. McWatters (6,608 shares) and Mr. Voliva (7,557 shares). Also includes shares of HFC common stock to be issued to the individual upon settlement of restricted stock units, which may vest and be settled within 60 days of February 15, 2019 under certain circumstances, as follows: Mr. Damiris (105,410 shares), Mr. Voliva (25,972 shares) and Ms. McWatters (15,270 shares). Until settled, the individual has no voting or dispositive power over the restricted stock units. The number does not include unvested performance share units.

(b)
The number reported includes 1,542 shares of HFC restricted stock and 2,981 restricted stock units held by Mr. Voliva’s wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(c)
The number reported includes 1,982 shares of HFC common stock to be issued to the individual upon settlement of restricted stock units, which may vest and be settled within 60 days of February 15, 2019 under certain circumstances. Until settled, the individual has no voting or dispositive power over the common stock underlying the restricted stock units.

As of February 15, 2019, there were 170,765,526 shares of HFC common stock outstanding. Each of Messrs. Jennings, Damiris, Voliva, and Lee and Ms. McWatters owns less than 1% of the outstanding common stock of HFC.

(7)
Includes 285 common units held by Mr. Lee’s wife. Mr. Lee’s wife has the right to receive distributions from, and the proceeds from the sale of, these common units. Mr. Lee disclaims beneficial ownership of the common units held by his wife except to the extent of his pecuniary interest therein.

(8)
The number reported includes 1,367 restricted units held by Mr. Cunningham for which he has sole voting power but no dispositive power, 7,794 common units to be issued to Mr. Cunningham upon settlement of phantom units, which may vest and be settled within 60 days of February 15, 2019 under certain circumstances and 14,495 restricted units held by non-employee directors for which they have sole voting power but no dispositive power. The number reported also includes 285 common units as to which Mr. Lee disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	70,631 (3)	—	1,210,341
Equity compensation plans not approved by security holders	—	—	—
Total	70,631	—	1,210,341

(1)	All stock-based compensation plans are described in Note 7 to our consolidated financial statements for the fiscal year ended December 31, 2018.

(2)
On April 25, 2012, at a Special Meeting of the Unitholders of the Partnership, the unitholders approved the Long-Term Incentive Plan, which, among other things, provided for an increase in the maximum number of common units reserved for delivery with respect to awards under the Long-Term Incentive Plan to 2,500,000 common units (as adjusted to reflect the two-for-one common unit split that occurred on January 16, 2013). All securities reported as available for future issuances are available from the additional common units approved by unitholders under the Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by the Partnership’s unitholders.

(3)
Represents units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 41,635 units would be issued upon the vesting of such performance units. Performance units granted in October 2015 with a performance period that ended on December 31, 2018 were not settled until certification by the Board in February 2019 that a performance percentage of 150% was attained for these performance units; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2018 in accordance with SEC rules.

For more information about our Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2018 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Operational stage

Distributions of available cash to our general partner and its affiliates
In connection with the IDR Restructuring Transaction, our partnership agreement was amended and restated and our general partner agreed to waive $2.5 million of limited partner cash distributions for each twelve consecutive quarters beginning with the quarter ended September 30, 2017. We currently distribute all of our available cash to unitholders of record on the applicable record date within 45 days after the end of each quarter, pro rata.

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, currently $2.5 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•	our obligation to pay HFC an annual administrative fee, in the amount of $2.5 million for 2018, for the provision by HFC of certain general and administrative services;

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

Payment of general and administrative services fee
Under the Omnibus Agreement we pay HFC an annual administrative fee, in the amount of $2.5 million for 2018, for the provision of various general and administrative services for our benefit. This fee is subject to annual adjustment beginning July 1, 2018, for changes in the Producer Price Index Commodities - Finished Goods, et al.Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2018, these agreements with HFC require minimum annualized payments to us of $314 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•
On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general part ner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions.

•	Revenues received from HFC were $397.8 million, $377.1 million and $333.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $2.5 million for each of the years ended December 31, 2018, 2017 and 2016.

•	We reimbursed HFC for costs of employees supporting our operations of $51.7 million, $46.6 million and $40.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•	HFC reimbursed us $10.0 million, $7.2 million and $14.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, for expense and capital projects.

•
We distributed $146.8 million, $130.7 million and $105.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

•	We received lease payments from HFC for use of our Artesia and Tulsa railyards of $2.0 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Commercial Analysis and Pricing at HFC, is the wife of Richard Voliva, HFC's and HLS's Executive Vice President and Chief Financial Officer. Prior to being appointed as Vice President, Commercial Analysis and Pricing at HFC in March 2017, Ms. Heidenreich served as Vice President, Investor Relations for HLS and HFC. Ms. Heidenreich received cash and equity compensation totaling $501,883 in 2018. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

2018 PRIVATE PLACEMENT

As previously disclosed, on January 25, 2018, we entered into a common unit purchase agreement pursuant to which Tortoise Capital Advisors, L.L.C. (“Tortoise”) agreed to purchase in a private placement 3,700,000 common units representing limited partner interests, at a price of $29.73 per common unit (the “private placement”). The private placement closed on February 6, 2018, and we received proceeds of approximately $110 million. The private placement resulted in Tortoise owning greater than 5% of our total outstanding common units.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The disclosure, review and approval of any transactions with related persons is governed by our Code of Business Conduct and Ethics, which provides guidelines for disclosure, review and approval of any transaction that creates a conflict of interest between us and our employees, officers or directors and members of their immediate family. Conflict of interest transactions may be authorized if they are found to be in the best interest of the Partnership based on all relevant facts. Pursuant to the Code of Business Conduct and Ethics, conflicts of interest are to be disclosed to and reviewed by a supervisor who does not have a conflict of interest and by the Chief Compliance Officer, and approval must be obtained prior to proceeding with the potentially conflicted situation. Conflicts of interest involving directors or senior executive officers are reviewed by the full Board of Directors or by a committee of the Board of Directors on which the related person does not serve. Related party transactions required to be disclosed in our SEC reports are reported through our disclosure controls and procedures.

There are no transactions disclosed in this Item 13 entered into since January 1, 2018, that were required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2018 calendar year.
Fees paid to Ernst & Young LLP for 2018 and 2017 are as follows:

	2018	2017

Audit Fees (1)	$1,049,000	$1,074,500
Audit-related Fees	50,000	80,000
Tax Fees	196,000	224,000
Total	$1,295,000	$1,378,500

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

(3)	Exhibits
See Index to Exhibits on pages 144 to 148.

Exhibit Index

Exhibit Number	Description

2.1†
Purchase and Sale Agreement, dated February 25, 2008, between Holly Corporation, Navajo Pipeline Co., L.P., Navajo Refining Company, L.L.C., Woods Cross Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated February 27, 2008, File No. 1-32225).

2.2†
Asset Sale and Purchase Agreement, dated October 19, 2009, between Holly Refining & Marketing - Tulsa LLC, HEP Tulsa LLC and Sinclair Tulsa Refining Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated October 21, 2009, File No. 1-32225).

2.3†
Membership Interest Purchase Agreement, dated August 7, 2017, between Plains Pipeline, L.P. and HEP Casper SLC LLC(incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-32225).

2.4†
First Amendment to Membership Purchase Agreement, dated October 31, 2017, by and between Plains Pipeline, L.P. and HEP Casper SLC LLC (incorporated by reference to Exhibit 2.4 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).

2.5†
Membership Interest Purchase Agreement between Rocky Mountain Pipeline System LLC and HEP SLC, LLC, dated August 7, 2017 (incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-32225).

2.6
Amendment to the Membership Interest Purchase Agreement, dated September 6, 2017, by and between Rocky Mountain Pipeline System LLC and HEP SLC LLC (incorporated by reference to Exhibit 2.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 1-32225).

2.7†
Second Amendment to Membership Purchase Agreement, dated October 31, 2017, by and between Rocky Mountain Pipeline System LLC and HEP SLC, LLC (incorporated by reference to Exhibit 2.7 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).

2.8
Equity Restructuring Agreement, dated October 18, 2017, by and between HEP Logistics Holdings, L.P. and Holly Energy Partners, L. P. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated October 19, 2017, File No. 1-32225).

3.1
Second Amended and Restated Agreement of Limited Partnership of Holly Energy Partners, L.P. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Form on Form 8-K dated November 1, 2017, File No. 1-32225).

3.2
First Amended and Restated Agreement of Limited Partnership of Holly Energy Partners - Operating Company, L.P. (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.3
First Amended and Restated Agreement of Limited Partnership of HEP Logistics Holdings, L.P. (incorporated by reference to Exhibit 3.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.4
First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 3.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

3.5
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated May 3, 2011, File No. 1-32225).

3.6
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 1-32225).

4.1
Indenture, dated July 19, 2016, among Holly Energy Partners, L.P., Holly Energy Finance Corp., and each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated July 19, 2016, File No. 1-32225).

4.2
First Supplemental Indenture, dated November 2, 2016, among Woods Cross Operating LLC, Holly Energy Partners, L.P., and Holly Energy Finance Corp., the other Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, File No. 1-32225).

4.3
Second Supplemental Indenture, dated July 26, 2017, by and among Holly Energy Holdings LLC, HEP Cheyenne Shortline LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 1-32225).

4.4
Third Supplemental Indenture, dated May 29, 2018, by and among HEP Oklahoma LLC, Holly Energy Partners, L.P., Holly Energy Finance Corp., the other Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, File No. 1-32225).

4.5
Registration Rights Agreement, dated February 6, 2018, by and among Holly Energy Partners, L.P. and the various Purchases party thereto (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated February 7, 2018, File No 1-32225).

10.1
Third Amended and Restated Credit Agreement, dated July 26, 2017, among Holly Energy Partners, L.P. as borrower, Wells Fargo Bank National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated July 31, 2017, File No. 1-32225.)

10.2
Pipelines and Terminals Agreement, dated February 28, 2005, between Holly Energy Partners, L.P. and ALON USA, LP (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated February 28, 2005, File No. 1-32225).

10.3
First Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated September 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.4
Second Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated March 1, 2011 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.5
Third Amendment to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated June 6, 2011 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

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

10.8
Second Letter Agreement with respect to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated June 29, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.90
Third Letter Agreement with respect to Pipelines and Terminals Agreement between Holly Energy Partners, L.P. and ALON USA, LP, dated April 1, 2011 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 1-32225).

10.10
Amended and Restated Intermediate Pipelines Agreement, dated June 1, 2009, among Holly Corporation, Navajo Refining Company, L.L.C., Holly Energy Partners, L.P., Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C., Lovington-Artesia, L.L.C., HEP Logistics Holdings, L.P., Holly Logistic Services, L.L.C. and HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated June 5, 2009, File No. 1-32225).

10.11
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

10.12
Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.13
Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.14
Amendment to Tulsa Equipment and Throughput Agreement, dated December 9, 2010, among Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.15
Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing - Tulsa, LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.16
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.17
Third Amended and Restated Crude Pipelines and Tankage Agreement, dated March 12, 2015, by and among Navajo Refining Company, L.L.C., Holly Refining & Marketing Company - Woods Cross LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 16, 2015, File No. 1-32225).

10.18
Second Amended and Restated Refined Products Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-03876).

10.19
First Amendment to Second Amended and Restated Refined Products Pipelines and Terminals Agreement, dated October 29, 2018, effective June 4, 2018, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.20
Nineteenth Amended and Restated Omnibus Agreement, dated October 29, 2018, effective June 1, 2018, by and among HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.21
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-32225).

10.22
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.23
Fourth Amended and Restated Master Throughput Agreement, dated October 29, 2018, effective June 1, 2018, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.24
Construction Payment Agreement, dated October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.25
Third Amended and Restated Services and Secondment Agreement, dated October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.26
Fifth Amended and Restated Master Lease and Access Agreement, dated October 29, 2018, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.27
Master Tolling Agreement (Refinery Assets), dated November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No. 1-32225).

10.28
Amendment to Master Tolling Agreement, dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225).

10.29
Amended and Restated Master Tolling Agreement (Operating Assets), dated October 3, 2016, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners-Operating L.P., HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.3
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225.)

10.31
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.32
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.89 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.33
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.90 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.34
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-32225).

10.35
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

10.36
Amendment to Equity Distribution Agreement, dated July 28, 2017, by and among the Registrant, HEP Logistics Holdings, L.P., Holly Logistics Services, L.L.C. and Citigroup Global Markets Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 1-32225).

10.37
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.38
LLC Interest Purchase Agreement, dated October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.39
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.40+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

10.41+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.42+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).

10.43+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.44+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.45+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.46+
Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 1-32225).

10.47+	Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 1-3225).
10.48+	Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.48 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).
10.49+*	Form of Performance Unit Agreement (Executive).
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
10.52+
Form of Notice of Grant of Restricted Units (Employee) (incorporated by reference to Exhibit 10.52 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.53+	Form of Restricted Unit Agreement (Employee) (incorporated by reference to Exhibit 10.53 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.54+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.53 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).

10.55+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.54 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).
10.56+*	Form of Phantom Unit Agreement.
10.57+*	Form of Notice of Grant of Phantom Units.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 20, 2019	/s/ George J. Damiris
George J. Damiris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2019	/s/ George J. Damiris
George J. Damiris
President, Chief Executive Officer and Director

Date: February 20, 2019	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2019	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 20, 2019	/s/ Michael C. Jennings
Michael C. Jennings
Chairman of the Board

Date: February 20, 2019	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 20, 2019	/s/ James H. Lee
James H. Lee
Director

Date: February 20, 2019	/s/ Christine B. LaFollette
Christine B. LaFollette
Director

Date: February 20, 2019	/s/ Eric L. Mattson
Eric L. Mattson
Director