Form 10-Q
period 2019-03-31
HOLLY ENERGY PARTNERS LP
filed 2019-05-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________

Securities registered pursuant to 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Limited Partner Units	HEP	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at April 26, 2019, was 105,440,201.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,540	$3,045
Accounts receivable:
Trade	14,585	12,332
Affiliates	36,038	46,786
	50,623	59,118
Prepaid and other current assets	4,066	4,311
Total current assets	66,229	66,474

Properties and equipment, net	1,522,876	1,538,655
Operating lease right-of-use assets, net	76,950	—
Intangible assets, net	111,828	115,329
Goodwill	270,336	270,336
Equity method investments	83,556	83,840
Other assets	30,445	27,906
Total assets	$2,162,220	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$9,535	$16,435
Affiliates	7,220	14,222
	16,755	30,657

Accrued interest	5,686	13,302
Deferred revenue	7,858	8,697
Accrued property taxes	5,536	1,779
Current operating lease liabilities	5,020	—
Current finance lease liabilities	877	936
Other current liabilities	2,656	2,526
Total current liabilities	44,388	57,897

Long-term debt	1,438,054	1,418,900
Noncurrent operating lease liabilities	72,269	—
Other long-term liabilities	13,362	15,307
Deferred revenue	48,131	48,714

Class B unit	46,941	46,161

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at March 31, 2019 and December 31, 2018)	412,117	427,435
Noncontrolling interest	86,958	88,126
Total equity	499,075	515,561
Total liabilities and equity	$2,162,220	$2,102,540

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Affiliates	$103,359	$101,428
Third parties	31,138	27,456
	134,497	128,884
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	37,519	36,202
Depreciation and amortization	23,824	25,142
General and administrative	2,620	3,122
	63,963	64,466
Operating income	70,534	64,418

Other income (expense):
Equity in earnings of equity method investments	2,100	1,279
Interest expense	(19,022)	(17,581)
Interest income	528	515
Gain on sale of assets and other	(310)	86
	(16,704)	(15,701)
Income before income taxes	53,830	48,717
State income tax expense	(36)	(82)
Net income	53,794	48,635
Allocation of net income attributable to noncontrolling interests	(2,612)	(2,467)
Net income attributable to the partners	51,182	46,168
Limited partners’ per unit interest in earnings—basic and diluted	$0.49	$0.44
Weighted average limited partners’ units outstanding	105,440	103,836

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$53,794	$48,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,824	25,142
Gain on sale of assets	(9)	(22)
Amortization of deferred charges	766	757
Equity-based compensation expense	406	837
Equity in earnings of equity method investments, net of distributions	(112)	243
(Increase) decrease in operating assets:
Accounts receivable—trade	(2,253)	(1,731)
Accounts receivable—affiliates	10,748	9,870
Prepaid and other current assets	244	(697)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(2,199)	(814)
Accounts payable—affiliates	(7,002)	3,016
Accrued interest	(7,616)	(7,177)
Deferred revenue	(233)	687
Accrued property taxes	3,757	1,484
Other current liabilities	130	375
Other, net	(3,090)	(85)
Net cash provided by operating activities	71,155	80,520

Cash flows from investing activities
Additions to properties and equipment	(10,718)	(12,612)
Proceeds from sale of assets	9	22
Distributions in excess of equity in earnings of equity investments	395	358
Net cash used for investing activities	(10,314)	(12,232)

Cash flows from financing activities
Borrowings under credit agreement	104,000	227,000
Repayments of credit agreement borrowings	(85,000)	(343,500)
Proceeds from issuance of common units	—	114,529
Distributions to HEP unitholders	(67,975)	(63,496)
Distributions to noncontrolling interest	(3,000)	(2,000)
Payments on finance leases	(252)	(277)
Contributions from general partner	—	297
Deferred financing costs	—	6
Units withheld for tax withholding obligations	(119)	(58)
Net cash used by financing activities	(52,346)	(67,499)

Cash and cash equivalents
Increase for the period	8,495	789
Beginning of period	3,045	7,776
End of period	$11,540	$8,565

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Amortization of restricted and performance units	406	—	406
Class B unit accretion	(780)	—	(780)
Other	1,069	—	1,069
Net income	51,962	1,832	53,794
Balance March 31, 2019	$412,117	$86,958	$499,075

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,376	—	114,376
Distributions to HEP unitholders	(63,496)	—	(63,496)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Amortization of restricted and performance units	837	—	837
Class B unit accretion	(729)	—	(729)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320		1,320
Other	240	—	240
Net income	46,897	1,738	48,635
Balance March 31, 2018	$493,404	$90,844	$584,248

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of March 31, 2019, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support HFC’s refining and marketing operations in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Osage Pipe Line Company, LLC (“Osage”) and a 50% interest in Cheyenne Pipeline LLC.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

Accounting Pronouncements Adopted During the Periods Presented

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019 using the optional transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients whereby we did not reassess lease classification or initial indirect lease cost under the new standard. In addition, we elected to exclude short-term leases, which at inception have a lease term of 12 months or less, from the amounts recognized on our balance sheet. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Adoption of this standard did not have a material impact on our results of operations or cash flows. See Notes 2 and 3 for additional information on our lease policies.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 2 for additional information on our revenue recognition policies.

Business Combinations
In December 2014, an accounting standard update was issued to provide new guidance on the definition of a business in relation to accounting for identifiable intangible assets in business combinations. This standard had an effective date of January 1, 2018 and had no effect on our financial condition, results of operations or cash flows.

Financial Assets and Liabilities
In January 2016, an accounting standard update was issued requiring changes in the accounting and disclosures for financial instruments. This standard was effective beginning with our 2018 reporting year and had no effect on our financial condition, results of operations or cash flows.

Note 2:	Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Prior to the adoption of the new lease standard (see Note 1), we bifurcated the consideration received between lease and service revenue. The new lease standard allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain conditions. The majority of our contracts meet these conditions, and we have made this election for those contracts. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as an operating lease in accordance with ASC 842, which largely codified ASU 2016-02.
We adopted the new revenue recognition standard (see Note 1) using the modified retrospective method, whereby the cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of partners’ equity as well as the carrying amounts of assets and liabilities as of January 1, 2018, which had no impact on our cash flows. The following table reflects the cumulative effect of adoption as of January 1, 2018:

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three months ended March 31, 2019, we recognized $3.5 million of these deficiency payments in revenue, of which $0.6 million related to deficiency payments billed in prior periods. As of March 31, 2019, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.8 million.
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheets were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheets included the contract assets and liabilities in the table below:

	March 31, 2019	December 31, 2018
	(In thousands)
Contract assets	$4,986	$1,818
Contract liabilities	$(810)	$(1,821)

The contract assets and liabilities include both lease and service components. We recognized $0.6 million of revenue, during the three months ended March 31, 2019, that was previously included in contract liability as of December 31, 2018, and $2.2 million during the three months ended March 31, 2018, that was previously included in contract liability as of January 1, 2018. During the three months ended March 31, 2019, we also recognized $3.2 million of revenue included in contract assets at March 31, 2019.
As of March 31, 2019, we expect to recognize $2.2 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2019 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2019	$262
2020	309
2021	299
2022	271
2023	236
Thereafter	833
Total	$2,210
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Pipelines	$75,100	$72,169
Terminals, tanks and loading racks	37,578	38,181
Refinery processing units	21,819	18,534
	$134,497	$128,884
During the three months ended March 31, 2019, lease revenues amounted to $94.3 million, and service revenues amounted to $40.2 million. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

Note 3:	Leases

We adopted ASC 842 effective January 1, 2019, and elected to adopt using the modified retrospective transition method and practical expedients, both of which are provided as options by the standard and further defined in Note 1.

Lessee Accounting
At inception, we determine if an arrangement is or contains a lease. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our payment obligation under the leasing arrangement. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

As a lessee, we lease land, buildings, pipelines, transportation and other equipment to support our operations. These leases can be categorized into operating and finance leases. Operating leases are recorded in operating lease right-of-use assets and current and noncurrent operating lease liabilities on our consolidated balance sheet. Finance leases are included in properties and equipment, current finance lease liabilities and other long-term liabilities on our consolidated balance sheet.

When renewal options are defined in a lease, our lease term includes an option to extend the lease when it is reasonably certain we will exercise that option. Leases with a term of 12 months or less are not recorded on our balance sheet, and lease expense is accounted for on a straight-line basis. In addition, as a lessee, we separate non-lease components that are identifiable and exclude them from the determination of net present value of lease payment obligations.

Our leases have remaining terms of 1 to 26 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $5.8 million as of both March 31, 2019 and December 31, 2018, with accumulated depreciation of $4.6 million and $4.3 million as of March 31, 2019 and December 31, 2018, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

March 31, 2019

Operating leases:
Operating lease right-of-use assets, net	$76,950

Current operating lease liabilities	5,020
Noncurrent operating lease liabilities	72,269
Total operating lease liabilities	$77,289

Finance leases:
Properties and equipment	$5,832
Accumulated amortization	(4,555)
Properties and equipment, net	$1,277

Current finance lease liabilities	$877
Other long-term liabilities	583
Total finance lease liabilities	$1,460

Weighted average remaining lease term (in years)
Operating leases	17.8
Finance leases	1.3

Weighted average discount rate
Operating leases	5.6%
Finance leases	6.6%

Supplemental cash flow and other information related to leases were as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,795
Operating cash flows from finance leases	$27
Financing cash flows from finance leases	$252

Maturities of lease liabilities were as follows:

	March 31, 2019
	Operating	Finance
	(in thousands)
2019	$5,537	$797
2020	7,210	607
2021	7,159	158
2022	7,141	18
2023	7,056	17
2024 and thereafter	88,803	—
Total lease payments	122,906	1,597
Less: Imputed interest	(45,617)	(137)
Total lease obligations	77,289	1,460
Less: Current obligations	(5,020)	(877)
Long-term lease obligations	$72,269	$583

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease costs	$1,770
Finance lease costs
Amortization of assets	244
Interest on lease liabilities	27
Variable lease cost	35
Total net lease cost	$2,076

Lessor Accounting
As discussed in Note 2, the majority of our contracts with customers meet the definition of a lease. See Note 2 for further discussion of the impact of adoption of this standard on our activities as a lessor.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire. HFC generally has the option to purchase assets located within HFC refinery boundaries, including refinery tankage, truck racks and refinery processing units, at fair market value when the related agreements expire.

Lease income recognized was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating lease revenues	$94,295	$70,931

Direct financing lease interest income	509	503
As discussed in Note 2, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of March 31, 2019:

	Operating	Finance
Years Ending December 31,	(In thousands)
Remainder of 2019	$219,696	$1,535
2020	252,820	2,060
2021	246,188	2,076
2022	244,740	2,092
2023	215,060	2,109
Thereafter	715,497	41,853
Less: Imputed Interest	—	(35,183)
Total	$1,894,001	$16,542

Our consolidated balance sheet included finance lease receivables of $16.5 million as of March 31, 2019.

Note 4:	Financial Instruments

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	496,054	517,740	495,900	488,310
		$496,054	$517,740	$495,900	$488,310

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Pipelines, terminals and tankage	$1,572,859	$1,571,338
Refinery assets	347,338	347,338
Land and right of way	86,319	86,298
Construction in progress	26,628	23,482
Other	40,244	41,250
	2,073,388	2,069,706
Less accumulated depreciation	550,512	531,051
	$1,522,876	$1,538,655

We capitalized $46 thousand and $0.1 million during the three months ended March 31, 2019 and 2018, respectively, in interest attributable to construction projects.

Depreciation expense was $20.7 million and $20.9 million for the three months ended March 31, 2019 and 2018, respectively, and includes depreciation of assets acquired under capital leases.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	March 31, 2019	December 31, 2018
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		92,969	89,468
		$111,828	$115,329

Amortization expense was $3.5 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. We estimate amortization expense to be $14.0 million for each of the next three years, $9.9 million in 2023, and $9.1 million in 2024.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2019, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,228,422 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the three months ended March 31, 2019, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019 (nonvested)	138,016	$31.35
Forfeited	(10,281)	30.14
Outstanding at March 31, 2019 (nonvested)	127,735	$31.45

No restricted units were vested and transferred to recipients during the three months ended March 31, 2019. As of March 31, 2019, there was $2.0 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of March 31, 2019, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the three months ended March 31, 2019. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the three months ended March 31, 2019, is presented below:

Performance Units	Units
Outstanding at January 1, 2019 (nonvested)	51,748
Vesting and transfer of common units to recipients	(10,113)
Forfeited	(5,200)
Outstanding at March 31, 2019 (nonvested)	36,435

The grant date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Based on the weighted-average fair value of performance units outstanding at March 31, 2019, of $1.2 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.8 years.

During the three months ended March 31, 2019, we paid $0.3 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of March 31, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2019. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Credit Agreement
Amount outstanding	$942,000	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(3,946)	(4,100)
	496,054	495,900

Total long-term debt	$1,438,054	$1,418,900

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest on outstanding debt:
Credit Agreement	$10,372	$8,944
6% Senior Notes	7,500	7,500
Amortization of discount and deferred debt issuance costs	766	757
Commitment fees and other	430	477
Total interest incurred	19,068	17,678
Less capitalized interest	46	97
Net interest expense	$19,022	$17,581
Cash paid for interest	$25,918	$16,599

Note 9:	Significant Customers

All revenues are domestic revenues, of which 83% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended March 31,
	2019	2018
HFC	77%	79%
Delek	6%	5%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of March 31, 2019, these agreements with HFC require minimum annualized payments to us of $303 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HFC an annual administrative fee (currently $2.5 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $103.4 million and $101.4 million for the three months ended March 31, 2019 and 2018, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended March 31, 2019 and 2018.

•	We reimbursed HFC for costs of employees supporting our operations of $13.6 million and $12.7 million for the three months ended March 31, 2019 and 2018, respectively.

•	HFC reimbursed us $1.8 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, for expense and capital projects.

•	We distributed $37.3 million and $36.3 million in the three months ended March 31, 2019 and 2018, respectively, to HFC as regular distributions on its common units.

•	Accounts receivable from HFC were $36.0 million and $46.8 million at March 31, 2019, and December 31, 2018, respectively.

•	Accounts payable to HFC were $7.2 million and $14.2 million at March 31, 2019, and December 31, 2018, respectively.

•	Deferred revenue in the consolidated balance sheets at March 31, 2019 and December 31, 2018, included $0.6 million and $1.7 million, respectively, relating to certain shortfall billings to HFC.

•	We received finance lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million for each of the three months ended March 31, 2019 and 2018.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of March 31, 2019, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the three months ended March 31, 2019, HEP did not issue units under this program. As of March 31, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

We intend to use our net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On April 18, 2019, we announced our cash distribution for the first quarter of 2019 of $0.670 per unit. The distribution is payable on all common units and will be paid May 14, 2019, to all unitholders of record on April 29, 2019. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

Our regular quarterly cash distribution to the limited partners will be $68.2 million for the three months ended March 31, 2019 and was $66.6 million for the three months ended March 31, 2018. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

As a master limited partnership, we distribute our available cash, which historically has exceeded our net income attributable to HEP because depreciation and amortization expense represents a non-cash charge against income. The result is a decline in our partners’ equity since our regular quarterly distributions have exceeded our quarterly net income attributable to HEP. Additionally, if the asset contributions and acquisitions from HFC had occurred while we were not a consolidated VIE of HFC, our acquisition cost, in excess of HFC’s historical basis in the transferred assets, would have been recorded in our financial statements at the time of acquisition as increases to our properties and equipment and intangible assets instead of decreases to our partners’ equity.

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

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to the partners	$51,182	$46,168
Limited partner’s distribution declared on common units	(68,233)	(66,551)
Distributions in excess of net income attributable to the partners	$(17,051)	$(20,383)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per unit data)
Net income attributable to the partners:
Distributions declared	$68,233	$66,551
Distributions in excess of net income attributable to the partners	(17,051)	(20,383)
Net income attributable to the partners	$51,182	$46,168
Weighted average limited partners' units outstanding	105,440	103,836
Limited partners' per unit interest in earnings - basic and diluted	$0.49	$0.44

Note 13:	Environmental

We incurred no expenses for the three months ended March 31, 2019 and 2018 for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $6.0 million and $6.3 million at March 31, 2019 and December 31, 2018, respectively, of which $4.0 million and $4.3 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of both March 31, 2019 and December 31, 2018, our consolidated balance sheets included additional accrued environmental liabilities of $0.5 million for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 14:	Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 15:	Segment Information

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two reportable operating segments: pipelines and terminals, and refinery processing units. These operating segments adhere to the accounting polices used for our consolidated financial statements.

Pipelines and terminals have been aggregated as one reportable segment as both pipeline and terminals (1) have similar economic characteristics, (2) similarly provide logistics services of transportation and storage of petroleum products, (3) similarly support the petroleum refining business, including distribution of its products, (4) have principally the same customers and (5) are subject to similar regulatory requirements.

We evaluate the performance of each segment based on its respective operating income. Certain general and administrative expenses and interest and financing costs are excluded from segment operating income as they are not directly attributable to a specific reportable segment. Identifiable assets are those used by the segment, whereas other assets are principally equity method investments, cash, deposits and other assets that are not associated with a specific reportable reportable segment.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$81,540	$82,894
Pipelines and terminals - third-party	31,138	27,456
Refinery processing units - affiliate	21,819	18,534
Total segment revenues	$134,497	$128,884

Segment operating income:
Pipelines and terminals	$63,232	$60,213
Refinery processing units	9,922	7,327
Total segment operating income	73,154	67,540
Unallocated general and administrative expenses	(2,620)	(3,122)
Interest and financing costs, net	(18,494)	(17,066)
Equity in earnings of unconsolidated affiliates	2,100	1,279
Gain on sale of assets and other	(310)	86
Income before income taxes	$53,830	$48,717

Capital Expenditures:
Pipelines and terminals	$10,718	$12,612
Refinery processing units	—	—
Total capital expenditures	$10,718	$12,612

	March 31, 2019	December 31, 2018
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,740,292	$1,692,282
Refinery processing units	313,719	312,888
Other	108,209	97,370
Total identifiable assets	$2,162,220	$2,102,540
(1) Includes goodwill of $270.3 million as of March 31, 2019 and December 31, 2018.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

March 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$8,640	$2,898	$—	$11,540
Accounts receivable	—	43,652	6,971	—	50,623
Prepaid and other current assets	409	3,284	373	—	4,066
Total current assets	411	55,576	10,242	—	66,229

Properties and equipment, net	—	1,181,098	341,778	—	1,522,876
Operating leases right-of-use assets	—	76,950	—	—	76,950
Investment in subsidiaries	1,847,226	260,874	—	(2,108,100)	—
Intangible assets, net	—	111,828	—	—	111,828
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,556	—	—	83,556
Other assets	8,673	21,772	—	—	30,445
Total assets	$1,856,310	$2,061,990	$352,020	$(2,108,100)	$2,162,220

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$15,847	$908	$—	$16,755
Accrued interest	5,687	(1)	—	—	5,686
Deferred revenue	—	7,048	810	—	7,858
Accrued property taxes	—	3,522	2,014	—	5,536
Current maturities of operating leases	—	4,955	65	—	5,020
Current maturities of finance leases	—	877	—	—	877
Other current liabilities	192	2,459	5	—	2,656
Total current liabilities	5,879	34,707	3,802	—	44,388

Long-term debt	1,438,054	—	—	—	1,438,054
Noncurrent operating lease liabilities	—	72,269	—	—	72,269
Other long-term liabilities	260	12,716	386	—	13,362
Deferred revenue	—	48,131	—	—	48,131
Class B unit	—	46,941	—	—	46,941
Equity - partners	412,117	1,847,226	260,874	(2,108,100)	412,117
Equity - noncontrolling interest	—	—	86,958	—	86,958
Total liabilities and equity	$1,856,310	$2,061,990	$352,020	$(2,108,100)	$2,162,220

Condensed Consolidating Balance Sheet

December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,043	$—	$3,045
Accounts receivable	—	53,376	5,994	(252)	59,118
Prepaid and other current assets	217	3,542	552	—	4,311
Total current assets	219	56,918	9,589	(252)	66,474

Properties and equipment, net	—	1,193,181	345,474	—	1,538,655
Investment in subsidiaries	1,850,416	264,378	—	(2,114,794)	—
Intangible assets, net	—	115,329	—	—	115,329
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,840	—	—	83,840
Other assets	9,291	18,615	—	—	27,906
Total assets	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,325	$584	$(252)	$30,657
Accrued interest	13,302	—	—	—	13,302
Deferred revenue	—	8,065	632	—	8,697
Accrued property taxes	—	744	1,035	—	1,779
Other current liabilities	29	3,429	4	—	3,462
Total current liabilities	13,331	42,563	2,255	(252)	57,897

Long-term debt	1,418,900	—	—	—	1,418,900
Other long-term liabilities	260	14,743	304	—	15,307
Deferred revenue	—	48,714	—	—	48,714
Class B unit	—	46,161	—	—	46,161
Equity - partners	427,435	1,850,416	264,378	(2,114,794)	427,435
Equity - noncontrolling interest	—	—	88,126	—	88,126
Total liabilities and equity	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$97,393	$5,966	$—	$103,359
Third parties	—	22,065	9,073	—	31,138
	—	119,458	15,039	—	134,497
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	34,077	3,442	—	37,519
Depreciation and amortization		19,536	4,288	—	23,824
General and administrative	1,076	1,544	—	—	2,620
	1,076	55,157	7,730	—	63,963
Operating income (loss)	(1,076)	64,301	7,309	—	70,534

Other income (expense):
Equity in earnings of subsidiaries	71,299	5,496	—	(76,795)	—
Equity in earnings of equity method investments	—	2,100	—	—	2,100
Interest expense	(19,041)	19	—	—	(19,022)
Interest income	—	528	—	—	528
Gain on sale of assets and other	—	(329)	19	—	(310)
	52,258	7,814	19	(76,795)	(16,704)
Income before income taxes	51,182	72,115	7,328	(76,795)	53,830
State income tax expense	—	(36)	—	—	(36)
Net income	51,182	72,079	7,328	(76,795)	53,794
Allocation of net income attributable to noncontrolling interests	—	(780)	(1,832)	—	(2,612)
Net income attributable to the partners	$51,182	$71,299	$5,496	$(76,795)	$51,182

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,291	$7,137	$—	$101,428
Third parties	—	19,978	7,478	—	27,456
	—	114,269	14,615	—	128,884
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	32,664	3,538	—	36,202
Depreciation and amortization	—	21,001	4,141	—	25,142
General and administrative	1,280	1,842	—	—	3,122
	1,280	55,507	7,679	—	64,466
Operating income (loss)	(1,280)	58,762	6,936	—	64,418

Other income (expense):
Equity in earnings of subsidiaries	65,052	5,212	—	(70,264)	—
Equity in earnings of equity method investments	—	1,279	—	—	1,279
Interest expense	(17,649)	68	—	—	(17,581)
Interest income	—	515	—	—	515
Gain on sale of assets and other	45	28	13	—	86
	47,448	7,102	13	(70,264)	(15,701)
Income before income taxes	46,168	65,864	6,949	(70,264)	48,717
State income tax expense	—	(82)	—	—	(82)
Net income	46,168	65,782	6,949	(70,264)	48,635
Allocation of net income attributable to noncontrolling interests	—	(730)	(1,737)	—	(2,467)
Net income attributable to the partners	$46,168	$65,052	$5,212	$(70,264)	$46,168

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(26,584)	$91,226	$12,009	$(5,496)	$71,155

Cash flows from investing activities
Additions to properties and equipment	—	(10,564)	(154)	—	(10,718)
Distributions from UNEV in excess of earnings	—	3,504	—	(3,504)	—
Proceeds from sale of assets	—	9	—	—	9
Distributions in excess of equity in earnings of equity investments	—	395	—	—	395
	—	(6,656)	(154)	(3,504)	(10,314)

Cash flows from financing activities
Net borrowings under credit agreement	19,000	—	—	—	19,000
Net intercompany financing activities	75,678	(75,678)	—	—	—
Distributions to HEP unitholders	(67,975)	—	—	—	(67,975)
Distributions to noncontrolling interests	—	—	(12,000)	9,000	(3,000)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Payments on finance leases	—	(252)	—	—	(252)
	26,584	(75,930)	(12,000)	9,000	(52,346)

Cash and cash equivalents
Increase (decrease) for the period	—	8,640	(145)	—	8,495
Beginning of period	2	—	3,043	—	3,045
End of period	$2	$8,640	$2,898	$—	$11,540

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(23,679)	$98,013	$11,398	$(5,212)	$80,520

Cash flows from investing activities
Additions to properties and equipment	—	(9,029)	(3,583)	—	(12,612)
Proceeds from sale of assets	—	22	—	—	22
Distributions from UNEV in excess of earnings	—	788	—	(788)	—
Distributions in excess of equity in earnings of equity investments	—	358	—	—	358
	—	(7,861)	(3,583)	(788)	(12,232)

Cash flows from financing activities
Net repayments under credit agreement	(116,500)	—	—	—	(116,500)
Net intercompany financing activities	89,060	(89,060)	—	—	—
Proceeds from issuance of common units	114,376	153	—	—	114,529
Distributions to HEP unitholders	(63,496)	—	—	—	(63,496)
Distributions to noncontrolling interests	—	—	(8,000)	6,000	(2,000)
Contributions from general partner	297	—	—	—	297
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Deferred financing costs	—	6	—	—	6
Payments on finance leases	—	(277)	—	—	(277)
	23,679	(89,178)	(8,000)	6,000	(67,499)

Cash and cash equivalents
Increase (decrease) for the period	—	974	(185)	—	789
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$1,485	$7,078	$—	$8,565

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of March 31, 2019.

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

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2019 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of March 31, 2019, these agreements with HFC require minimum annualized payments to us of $303 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022. As of March 31, 2019, these agreements with Delek require minimum annualized payments to us of $32 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,732	$21,294	$(562)
Affiliates—intermediate pipelines	7,281	8,469	(1,188)
Affiliates—crude pipelines	21,121	19,797	1,324
	49,134	49,560	(426)
Third parties—refined product pipelines	15,604	13,582	2,022
Third parties—crude pipelines	10,362	9,027	1,335
	75,100	72,169	2,931
Terminals, tanks and loading racks:
Affiliates	32,406	33,334	(928)
Third parties	5,172	4,847	325
	37,578	38,181	(603)

Affiliates—refinery processing units	21,819	18,534	3,285

Total revenues	134,497	128,884	5,613
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	37,519	36,202	1,317
Depreciation and amortization	23,824	25,142	(1,318)
General and administrative	2,620	3,122	(502)
	63,963	64,466	(503)
Operating income	70,534	64,418	6,116
Other income (expense):
Equity in earnings of equity method investments	2,100	1,279	821
Interest expense, including amortization	(19,022)	(17,581)	(1,441)
Interest income	528	515	13
Gain on sale of assets and other	(310)	86	(396)
	(16,704)	(15,701)	(1,003)
Income before income taxes	53,830	48,717	5,113
State income tax expense	(36)	(82)	46
Net income	53,794	48,635	5,159
Allocation of net income attributable to noncontrolling interests	(2,612)	(2,467)	(145)
Net income attributable to the partners	$51,182	$46,168	$5,014
Limited partners’ earnings per unit—basic and diluted	$0.49	$0.44	$0.05
Weighted average limited partners’ units outstanding	105,440	103,836	1,604
EBITDA (1)	$93,536	$88,458	$5,078
Distributable cash flow (2)	$70,599	$69,099	$1,500

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	130,807	144,805	(13,998)
Affiliates—intermediate pipelines	130,830	126,993	3,837
Affiliates—crude pipelines	400,797	360,409	40,388
	662,434	632,207	30,227
Third parties—refined product pipelines	81,064	72,239	8,825
Third parties—crude pipelines	126,496	126,014	482
	869,994	830,460	39,534
Terminals and loading racks:
Affiliates	373,912	390,481	(16,569)
Third parties	68,765	62,352	6,413
	442,677	452,833	(10,156)

Affiliates—refinery processing units	65,837	66,875	(1,038)

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,378,508	1,350,168	28,340

Table of Contentsril 19,

(1)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA calculation are derived from amounts included in our consolidated financial statements. EBITDA should not be considered as an alternative to net income attributable to the partners or operating income, as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it is a widely used financial indicator used by investors and analysts to measure performance. EBITDA is also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below is our calculation of EBITDA.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to the partners	$51,182	$46,168
Add (subtract):
Interest expense	18,256	16,824
Interest income	(528)	(515)
Amortization of discount and deferred debt issuance costs	766	757
State income tax expense	36	82
Depreciation and amortization	23,824	25,142
EBITDA	$93,536	$88,458

(2)
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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income attributable to the partners	$51,182	$46,168
Add (subtract):
Depreciation and amortization	23,824	25,142
Amortization of discount and deferred debt issuance costs	766	757
Revenue recognized greater than customer billings	(3,034)	(1,681)
Maintenance capital expenditures (3)	(735)	(318)
Decrease in environmental liability	(278)	(140)
Decrease in reimbursable deferred revenue	(1,579)	(1,177)
Other non-cash adjustments	453	348
Distributable cash flow	$70,599	$69,099

Table of Contentsril 19,

(3)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2019	December 31, 2018
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$11,540	$3,045
Working capital	$21,841	$8,577
Total assets	$2,162,220	$2,102,540
Long-term debt	$1,438,054	$1,418,900
Partners’ equity (4)	$412,117	$427,435

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

Results of Operations—Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Summary
Net income attributable to the partners for the first quarter was $51.2 million ($0.49 per basic and diluted limited partner unit) compared to $46.2 million ($0.44 per basic and diluted limited partner unit) for the first quarter of 2018. The increase in net income attributable to the partners was mainly due to higher crude oil pipeline volumes around the Permian Basin, higher revenues on our refinery processing units, and contractual tariff escalators. These gains were partially offset by higher interest expense.

Revenues
Revenues for the quarter were $134.5 million, an increase of $5.6 million compared to the first quarter of 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin in New Mexico and Texas, which contributed to an increase in overall pipeline volumes of 5%, higher revenues on our refinery processing units and contractual tariff escalators.

Revenues from our refined product pipelines were $36.3 million, an increase of $1.5 million, on shipments averaging 211.9 thousand barrels per day (“mbpd”) compared to 217.0 mbpd for the first quarter of 2018. The volume decrease was mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput due to operational issues at the refinery during the quarter partially offset by higher volumes from Delek. The increase in revenues was mainly due to higher Delek volumes and contractual tariff escalators.

Revenues from our intermediate pipelines were $7.3 million, a decrease of $1.2 million compared to the first quarter of 2018, on shipments averaging 130.8 mbpd compared to 127.0 mbpd for the first quarter of 2018. The decrease in revenue was primarily attributable to a decrease in deferred revenue realized.

Revenues from our crude pipelines were $31.5 million, an increase of $2.7 million, on shipments averaging 527.3 mbpd compared to 486.4 mbpd for the first quarter of 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $37.6 million, a decrease of $0.6 million compared to the first quarter of 2018. Refined products and crude oil terminalled in the facilities averaged 442.7 mbpd compared to 452.8 mbpd for the first quarter of 2018. The volume decrease and associated revenue decrease were mainly due to the planned turnaround at HFC's Tulsa refinery and operational issues at HFC's El Dorado refinery in the first quarter of 2019.

Table of Contentsril 19,

Revenues from refinery processing units were $21.8 million, an increase of $3.3 million compared to the first quarter of 2018, on throughputs averaging 65.8 mbpd compared to 66.9 mbpd for the first quarter of 2018. The increase in revenue was mainly due to an adjustment in revenue recognition and contractual rate increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $37.5 million for the three months ended March 31, 2019, an increase of $1.3 million compared to the first quarter of 2018. The increase was mainly due to higher property taxes and employee compensation expenses for the three months ended March 31, 2018.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2019, decreased by $1.3 million compared to the three months ended March 31, 2018. The decrease was mainly due to lower amortization of intangible assets and asset retirement obligations.

General and Administrative
General and administrative costs for the three months ended March 31, 2019, decreased by $0.5 million compared to the three months ended March 31, 2018, mainly due to higher legal and consulting costs incurred in the three months ended March 31, 2018.

Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$505	$642
Cheyenne Pipeline LLC	1,595	637
Total	$2,100	$1,279

Equity in earnings of Cheyenne Pipeline LLC were higher for the three months ended March 31, 2019, mainly due to higher crude throughput volumes.

Interest Expense
Interest expense for the three months ended March 31, 2019, totaled $19.0 million, an increase of $1.4 million compared to the three months ended March 31, 2018. The increase is primarily due to interest expense associated with higher average balances outstanding under the Credit Agreement (as defined below) and market interest rate increases under that facility. Our aggregate effective interest rates were 5.3% and 4.9% for the three months ended March 31, 2019 and 2018, respectively.

State Income Tax
We recorded state income tax expense of $36,000 and $82,000 for the three months ended March 31, 2019 and 2018, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the three months ended March 31, 2019, we received advances totaling $104.0 million and repaid $85.0 million, resulting in a net increase of $19.0 million under the Credit Agreement and an outstanding balance of $942.0 million at March 31, 2019. As of March 31, 2019, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $458.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended March 31, 2019. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of March 31, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

Cash and cash equivalents increased by $8.5 million during the three months ended March 31, 2019. The cash flows provided by operating activities of $71.2 million were more than the cash flows used for financing activities of $52.3 million and investing activities of $10.3 million. Working capital increased by $13.3 million to $21.8 million at March 31, 2019, from $8.6 million at December 31, 2018.

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $9.4 million from $80.5 million for the three months ended March 31, 2018, to $71.2 million for the three months ended March 31, 2019. The decrease was mainly due to higher payments for operating and interest expenses during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 partially offset by increased receipts from customers.

Cash Flows—Investing Activities
Cash flows used for investing activities were $10.3 million for the three months ended March 31, 2019, compared to $12.2 million for the three months ended March 31, 2018, a decrease of $1.9 million. During the three months ended March 31, 2019 and 2018, we invested $10.7 million and $12.6 million in additions to properties and equipment, respectively. We also received $0.4 million for distributions in excess of equity in earnings of equity investments during both the three months ended March 31, 2019 and 2018.

Cash Flows—Financing Activities
Cash flows used for financing activities were $52.3 million for the three months ended March 31, 2019, compared to $67.5 million for the three months ended March 31, 2018, a decrease of $15.2 million. During the three months ended March 31, 2019, we received $104.0 million and repaid $85.0 million in advances under the Credit Agreement. Additionally, we paid $68.0 million in regular quarterly cash distributions to our limited partners and $3.0 million to our noncontrolling interest. During the three months ended March 31, 2018, we received $227.0 million and repaid $343.5 million in advances under the Credit Agreement. We paid $63.5 million in regular quarterly cash distributions to our limited partners, and distributed $2.0 million to our noncontrolling interest. We also received net proceeds of $114.5 million from the issuance of common units.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2019 capital budget is comprised of approximately $10 million for maintenance capital expenditures and approximately $20 million to $25 million for expansion capital expenditures. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of March 31, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024 (the “ 6% Senior Notes”). We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of March 31, 2019. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default

Table of Contentsril 19,

exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Credit Agreement	$942,000	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(3,946)	(4,100)
	496,054	495,900

Total long-term debt	$1,438,054	$1,418,900

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2019 and 2018. PPI has increased an average of 0.8% annually over the past five calendar years, including increases of 3.1% and 3.2% in 2018 and 2017, respectively.

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

Table of Contentsril 19,

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2019, we had an accrual of $6.0 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. With the exception of certain of our revenue recognition policies discussed in Note 2 of Notes to the Consolidated Financial Statements, there have been no changes to these policies in 2019. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Accounting Pronouncements Adopted During the Periods Presented

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019, and we elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allows an entity to not recognize on the balance sheet leases with a term of 12 months or less. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Adoption of the standard did not have a material impact on our results of operations or cash flows. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information on our lease policies.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 2 of Notes to the Consolidated Financial Statements for additional information on our revenue recognition policies.

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

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At March 31, 2019, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At March 31, 2019, the fair value of our 6% Senior Notes was $517.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at March 31, 2019, would result in a change of approximately $12 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2019, borrowings outstanding under the Credit Agreement were $942.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended March 31, 2019, we implemented a new lease accounting system and process in response to the adoption of ASC 842, effective January 1, 2019. Accordingly, we added additional controls over financial reporting to address the reporting requirements under ASC 842.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

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

10.1*
First Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement, dated April 22, 2019, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C.

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

101+
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Filed electronically herewith.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 2, 2019	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2019	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)