Form 10-Q
period 2019-06-30
HOLLY ENERGY PARTNERS LP
filed 2019-08-01
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Dallas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at July 26, 2019, was 105,440,201.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, those under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals;

•	the economic viability of HollyFrontier Corporation (“HFC”), Delek US Holdings, Inc. (“Delek”) and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipeline and terminal facilities;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions;

•	the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,941	$3,045
Accounts receivable:
Trade	15,074	12,332
Affiliates	46,082	46,786
	61,156	59,118
Prepaid and other current assets	3,883	4,311
Total current assets	71,980	66,474

Properties and equipment, net	1,507,597	1,538,655
Operating lease right-of-use assets, net	76,551	—
Intangible assets, net	108,326	115,329
Goodwill	270,336	270,336
Equity method investments	83,015	83,840
Other assets	30,038	27,906
Total assets	$2,147,843	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$10,382	$16,435
Affiliates	7,733	14,222
	18,115	30,657

Accrued interest	13,329	13,302
Deferred revenue	8,216	8,697
Accrued property taxes	5,437	1,779
Current operating lease liabilities	5,346	—
Current finance lease liabilities	857	936
Other current liabilities	2,525	2,526
Total current liabilities	53,825	57,897

Long-term debt	1,437,710	1,418,900
Noncurrent operating lease liabilities	71,550	—
Other long-term liabilities	13,273	15,307
Deferred revenue	48,345	48,714

Class B unit	47,722	46,161

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at June 30, 2019 and December 31, 2018)	390,022	427,435
Noncontrolling interest	85,396	88,126
Total equity	475,418	515,561
Total liabilities and equity	$2,147,843	$2,102,540

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Affiliates	$102,369	$94,013	$205,728	$195,441
Third parties	28,382	24,747	59,520	52,203
	130,751	118,760	265,248	247,644
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	40,602	34,533	78,121	70,735
Depreciation and amortization	24,247	24,608	48,071	49,750
General and administrative	1,988	2,673	4,608	5,795
	66,837	61,814	130,800	126,280
Operating income	63,914	56,946	134,448	121,364

Other income (expense):
Equity in earnings of equity method investments	1,783	1,734	3,883	3,013
Interest expense	(19,230)	(17,626)	(38,252)	(35,207)
Interest income	551	526	1,079	1,041
Gain (loss) on sale of assets and other	111	(53)	(199)	33
	(16,785)	(15,419)	(33,489)	(31,120)
Income before income taxes	47,129	41,527	100,959	90,244
State income tax benefit (expense)	30	(28)	(6)	(110)
Net income	47,159	41,499	100,953	90,134
Allocation of net income attributable to noncontrolling interests	(1,469)	(1,356)	(4,081)	(3,823)
Net income attributable to the partners	45,690	40,143	96,872	86,311
Limited partners’ per unit interest in earnings—basic and diluted	$0.43	$0.38	$0.92	$0.82
Weighted average limited partners’ units outstanding	105,440	105,429	105,440	104,637

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$100,953	$90,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,071	49,750
(Gain) loss on sale of assets	48	(183)
Amortization of deferred charges	1,535	1,516
Equity-based compensation expense	1,246	1,550
Equity in earnings of equity method investments, net of distributions	526	228
(Increase) decrease in operating assets:
Accounts receivable—trade	(2,742)	(698)
Accounts receivable—affiliates	704	14,836
Prepaid and other current assets	426	(835)
Increase (decrease) in operating liabilities:
Accounts payable—trade	420	(1,428)
Accounts payable—affiliates	(6,489)	3,546
Accrued interest	27	(67)
Deferred revenue	339	3,700
Accrued property taxes	3,658	888
Other current liabilities	—	(2,023)
Other, net	(3,733)	49
Net cash provided by operating activities	144,989	160,963

Cash flows from investing activities
Additions to properties and equipment	(17,752)	(24,739)
Business and asset acquisitions	—	(6,831)
Proceeds from sale of assets	194	196
Distributions in excess of equity in earnings of equity investments	299	299
Net cash used for investing activities	(17,259)	(31,075)

Cash flows from financing activities
Borrowings under credit agreement	175,000	305,500
Repayments of credit agreement borrowings	(156,500)	(417,500)
Proceeds from issuance of common units	—	114,831
Distributions to HEP unitholders	(136,207)	(130,075)
Distributions to noncontrolling interest	(5,250)	(3,500)
Payments on finance leases	(503)	(704)
Contributions from general partner	—	492
Purchase of units for incentive grants	(255)	—
Units withheld for tax withholding obligations	(119)	(58)
Other	—	6
Net cash used by financing activities	(123,834)	(131,008)

Cash and cash equivalents
Increase for the period	3,896	(1,120)
Beginning of period	3,045	7,776
End of period	$6,941	$6,656

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Amortization of restricted and performance units	661	—	661
Class B unit accretion	(780)	—	(780)
Other	814	—	814
Net income	51,962	1,832	53,794
Balance March 31, 2019	412,117	86,958	499,075
Distributions to HEP unitholders	(68,232)	—	(68,232)
Distributions to noncontrolling interest	—	(2,250)	(2,250)
Amortization of restricted and performance units	585	—	585
Class B unit accretion	(781)	—	(781)
Other	(138)	—	(138)
Net income	46,471	688	47,159
Balance June 30, 2019	$390,022	$85,396	$475,418

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,376	—	114,376
Distributions to HEP unitholders	(63,496)	—	(63,496)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Amortization of restricted and performance units	837	—	837
Class B unit accretion	(729)	—	(729)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320		1,320
Other	240	—	240
Net income	46,897	1,738	48,635
Balance March 31, 2018	493,404	90,844	584,248
Issuance of common units	524	—	524
Distributions to HEP unitholders	(66,579)	—	(66,579)
Distributions to noncontrolling interest	—	(1,500)	(1,500)
Amortization of restricted and performance units	713	—	713
Class B unit accretion	(730)	—	(730)
Other	193	—	193
Net income	40,872	627	41,499
Balance June 30, 2018	$468,397	$89,971	$558,368

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of June 30, 2019, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

Accounting Pronouncements Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows.

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

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and we are currently evaluating the impact of this standard.

Note 2:	Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Prior to the adoption of the new lease standard (see Note 1), we bifurcated the consideration received between lease and service revenue. The new lease standard allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain conditions. The majority of our contracts meet these conditions, and we have made this election for those contracts. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as a lease in accordance with ASC 842, which largely codified ASU 2016-02.
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and six months ended June 30, 2019, we recognized $3.1 million and $6.6 million, respectively, of these deficiency payments in revenue, of which none and $0.6 million, respectively, related to deficiency payments billed in prior periods. As of June 30, 2019, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.8 million.
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

	June 30, 2019	December 31, 2018
	(In thousands)
Contract assets	$5,283	$1,818
Contract liabilities	$(810)	$(1,821)

The contract assets and liabilities include both lease and service components. We did not recognize any revenue during the three months ended June 30, 2019, that was previously included in contract liability as of December 31, 2018, and we recognized $0.6 million of revenue during the six months ended June 30, 2019, that was previously included in contract liability as of December 31, 2018. During the three and the six months ended June 30, 2018, we recognized $0.4 million and $2.6 million, respectively, that was previously included in contract liability as of January 1, 2018. During the three and the six months ended June 30, 2019, we also recognized $0.3 million and $3.5 million, respectively, of revenue included in contract assets at June 30, 2019.
As of June 30, 2019, we expect to recognize $2.7 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2020 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2019	$196
2020	368
2021	356
2022	329
2023	293
Thereafter	1,121
Total	$2,663

Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Pipelines	$72,263	$65,539	$147,363	$137,708
Terminals, tanks and loading racks	39,089	34,386	76,667	72,567
Refinery processing units	19,399	18,835	41,218	37,369
	$130,751	$118,760	$265,248	$247,644

During the three and six months ended June 30, 2019, lease revenues amounted to $94.8 million and $188.3 million, respectively, and service revenues amounted to $36.0 million and $77.0 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.1 million and $5.8 million as of June 30, 2019 and December 31, 2018, respectively, with accumulated depreciation of $4.8 million and $4.3 million as of June 30, 2019 and December 31, 2018, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

June 30, 2019

Operating leases:
Operating lease right-of-use assets, net	$76,551

Current operating lease liabilities	5,346
Noncurrent operating lease liabilities	71,550
Total operating lease liabilities	$76,896

Finance leases:
Properties and equipment	$6,147
Accumulated amortization	(4,791)
Properties and equipment, net	$1,356

Current finance lease liabilities	$857
Other long-term liabilities	667
Total finance lease liabilities	$1,524

Weighted average remaining lease term (in years)
Operating leases	17.4
Finance leases	1.1

Weighted average discount rate
Operating leases	5.6%
Finance leases	6.6%

Supplemental cash flow and other information related to leases were as follows:

Six Months Ended June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,589
Operating cash flows on finance leases	$51
Financing cash flows on finance leases	$503

Maturities of lease liabilities were as follows:

	June 30, 2019
	Operating	Finance
	(In thousands)
2019	$4,296	$531
2020	7,865	691
2021	7,090	242
2022	6,737	91
2023	6,647	86
2024 and thereafter	87,700	—
Total lease payments	120,335	1,641
Less: Imputed interest	(43,439)	(117)
Total lease obligations	76,896	1,524
Less: Current obligations	(5,346)	(857)
Long-term lease obligations	$71,550	$667

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Operating lease costs	$1,798	$3,568
Finance lease costs
Amortization of assets	254	498
Interest on lease liabilities	24	51
Variable lease cost	35	71
Total net lease cost	$2,111	$4,188

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

Lease income recognized was as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating lease revenues	$94,783	$68,069	$188,287	$138,661

Direct financing lease interest income	$509	$501	$1,019	$1,004

As discussed in Note 2, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of June 30, 2019:

	Operating	Finance
Years Ending December 31,	(In thousands)
Remainder of 2019	$166,904	$1,049
2020	309,729	2,106
2021	303,110	2,123
2022	301,707	2,139
2023	271,207	2,156
Thereafter	1,001,978	42,768
Less: Imputed Interest	—	(35,807)
Total	$2,354,635	$16,534

Our consolidated balance sheet included finance lease receivables of $16.5 million as of June 30, 2019.

Note 4:	Financial Instruments

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	496,210	517,375	495,900	488,310

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Note 5:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Pipelines, terminals and tankage	$1,572,949	$1,571,338
Refinery assets	347,338	347,338
Land and right of way	86,095	86,298
Construction in progress	31,027	23,482
Other	40,603	41,250
	2,078,012	2,069,706
Less accumulated depreciation	570,415	531,051
	$1,507,597	$1,538,655

We capitalized $8 thousand and $0.2 million during the six months ended June 30, 2019 and 2018, respectively, in interest attributable to construction projects.

Depreciation expense was $41.3 million and $41.9 million for the six months ended June 30, 2019 and 2018, respectively, and includes depreciation of assets acquired under capital leases.

Note 6:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	June 30, 2019	December 31, 2018
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		96,471	89,468
		$108,326	$115,329

Amortization expense was $7.0 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. We estimate amortization expense to be $14.0 million for each of the next three years, $9.9 million in 2023, and $9.1 million in 2024.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.7 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2019, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,235,221 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the six months ended June 30, 2019, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019 (nonvested)	138,016	$31.35
Forfeited	(15,800)	31.20
Outstanding at June 30, 2019 (nonvested)	122,216	$31.37

No restricted units were vested and transferred to recipients during the six months ended June 30, 2019. As of June 30, 2019, there was $1.4 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of June 30, 2019, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the six months ended June 30, 2019. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the six months ended June 30, 2019, is presented below:

Performance Units	Units
Outstanding at January 1, 2019 (nonvested)	51,748
Vesting and transfer of common units to recipients	(10,113)
Forfeited	(5,200)
Outstanding at June 30, 2019 (nonvested)	36,435

The grant date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Based on the weighted-average fair value of performance units outstanding at June 30, 2019, of $1.2 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

During the six months ended June 30, 2019, we paid $0.3 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of June 30, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “ 6% Senior Notes”). We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2019. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Credit Agreement
Amount outstanding	$941,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(3,790)	(4,100)
	496,210	495,900

Total long-term debt	$1,437,710	$1,418,900

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Interest on outstanding debt:
Credit Agreement	$20,840	$17,850
6% Senior Notes	15,000	15,000
Amortization of discount and deferred debt issuance costs	1,535	1,516
Commitment fees and other	885	1,007
Total interest incurred	38,260	35,373
Less capitalized interest	8	166
Net interest expense	$38,252	$35,207
Cash paid for interest	$36,698	$33,935

Note 9:	Significant Customers

All revenues are domestic revenues, of which 84% are currently generated from our two largest customers: HFC and Delek.

The following table presents the percentage of total revenues generated by each of these customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
HFC	78%	79%	78%	79%
Delek	6%	7%	6%	6%

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2020 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of June 30, 2019, these agreements with HFC require minimum annualized payments to us of $349 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HFC an annual administrative fee (currently $2.6 million) for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HFC. Also, we reimburse HFC and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $102.4 million and $94.0 million for the three months ended June 30, 2019 and 2018, respectively, and $205.7 million and $195.4 million for the six months ended June 30, 2019 and 2018, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.6 million for each of the three months ended June 30, 2019 and 2018, and $1.3 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

•
We reimbursed HFC for costs of employees supporting our operations of $13.2 million and $12.5 million for the three months ended June 30, 2019 and 2018, respectively, and $26.8 million and $25.2 million for the six months ended June 30, 2019 and 2018, respectively.

•
HFC reimbursed us $3.6 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, for expense and capital projects, and $5.8 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively.

•
We distributed $37.5 million and $36.6 million in the three months ended June 30, 2019 and 2018, respectively, and $74.8 million and $72.8 million for the six months ended June 30, 2019 and 2018, respectively, to HFC as regular distributions on its common units.

•	Accounts receivable from HFC were $46.1 million and $46.8 million at June 30, 2019, and December 31, 2018, respectively.

•	Accounts payable to HFC were $7.7 million and $14.2 million at June 30, 2019, and December 31, 2018, respectively.

•	Deferred revenue in the consolidated balance sheets at June 30, 2019 and December 31, 2018, included $0.6 million and $1.7 million, respectively, relating to certain shortfall billings to HFC.

•
We received finance lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million for each of the three months ended June 30, 2019 and 2018, and $1.0 million for each of the six months ended June 30, 2019 and 2018.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of June 30, 2019, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the six months ended June 30, 2019, HEP did not issue units under this program. As of June 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

Cash Distributions
On July 18, 2019, we announced our cash distribution for the second quarter of 2019 of $0.6725 per unit. The distribution is payable on all common units and will be paid August 13, 2019, to all unitholders of record on July 29, 2019. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

Our regular quarterly cash distribution to the limited partners will be $68.5 million for the three months ended June 30, 2019 and was $67.1 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, the regular quarterly distribution to the limited partners will be $136.7 million and was $133.7 million for the six months ended June 30, 2018. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$45,690	$40,143	$96,872	$86,311
Limited partner’s distribution declared on common units	(68,496)	(67,091)	(136,729)	(133,670)
Distributions in excess of net income attributable to the partners	$(22,806)	$(26,948)	$(39,857)	$(47,359)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per unit data)
Net income attributable to the partners:
Distributions declared	$(68,496)	$(67,091)	(136,729)	(133,670)
Distributions in excess of net income attributable to the partners	(22,806)	(26,948)	(39,857)	(47,359)
Net income attributable to the partners	$45,690	$40,143	$96,872	$86,311
Weighted average limited partners' units outstanding	105,440	105,429	105,440	104,637
Limited partners' per unit interest in earnings - basic and diluted	$0.43	$0.38	$0.92	$0.82

Note 13:	Environmental

We expensed $0.1 million for the three and six months ended June 30, 2019, for environmental remediation obligations, and we expensed $0.3 million for the three and six months ended June 30, 2018. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $5.7 million and $6.3 million at June 30, 2019 and December 31, 2018, respectively, of which $3.7 million and $4.3 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of June 30, 2019 and December 31, 2018, our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million million, respectively, for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$82,970	$75,178	$164,510	$158,072
Pipelines and terminals - third-party	28,382	24,747	59,520	52,203
Refinery processing units - affiliate	19,399	18,835	41,218	37,369
Total segment revenues	$130,751	$118,760	$265,248	$247,644

Segment operating income:
Pipelines and terminals	$57,936	$51,004	$121,168	$111,217
Refinery processing units	7,966	8,615	17,888	15,942
Total segment operating income	65,902	59,619	139,056	127,159
Unallocated general and administrative expenses	(1,988)	(2,673)	(4,608)	(5,795)
Interest and financing costs, net	(18,679)	(17,100)	(37,173)	(34,166)
Equity in earnings of unconsolidated affiliates	1,783	1,734	3,883	3,013
Gain on sale of assets and other	111	(53)	(199)	33
Income before income taxes	$47,129	$41,527	$100,959	$90,244

Capital Expenditures:
Pipelines and terminals	$7,034	$12,127	$17,752	$24,739
Total capital expenditures	$7,034	$12,127	$17,752	$24,739

	June 30, 2019	December 31, 2018
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,737,642	$1,694,101
Refinery processing units	315,300	312,888
Other	94,901	95,551
Total identifiable assets	$2,147,843	$2,102,540
(1) Includes goodwill of $270.3 million as of June 30, 2019 and December 31, 2018.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1,703	$5,236	$—	$6,941
Accounts receivable	—	57,410	4,006	(260)	61,156
Prepaid and other current assets	318	3,173	392	—	3,883
Total current assets	320	62,286	9,634	(260)	71,980

Properties and equipment, net	—	1,170,005	337,592	—	1,507,597
Operating leases right-of-use assets	—	76,504	47	—	76,551
Investment in subsidiaries	1,833,110	256,187	—	(2,089,297)	—
Intangible assets, net	—	108,326	—	—	108,326
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,015	—	—	83,015
Other assets	7,939	22,099	—	—	30,038
Total assets	$1,841,369	$2,048,758	$347,273	$(2,089,557)	$2,147,843

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$17,094	$1,281	$(260)	$18,115
Accrued interest	13,329	—	—	—	13,329
Deferred revenue	—	7,406	810	—	8,216
Accrued property taxes	—	2,280	3,157	—	5,437
Current maturities of operating leases	—	5,299	47	—	5,346
Current maturities of finance leases	—	857	—	—	857
Other current liabilities	48	2,473	4	—	2,525
Total current liabilities	13,377	35,409	5,299	(260)	53,825

Long-term debt	1,437,710	—	—	—	1,437,710
Noncurrent operating lease liabilities	—	71,550	—	—	71,550
Other long-term liabilities	260	12,622	391	—	13,273
Deferred revenue	—	48,345	—	—	48,345
Class B unit	—	47,722	—	—	47,722
Equity - partners	390,022	1,833,110	256,187	(2,089,297)	390,022
Equity - noncontrolling interest	—	—	85,396	—	85,396
Total liabilities and equity	$1,841,369	$2,048,758	$347,273	$(2,089,557)	$2,147,843

Condensed Consolidating Balance Sheet

December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,043	$—	$3,045
Accounts receivable	—	53,376	5,994	(252)	59,118
Prepaid and other current assets	217	3,542	552	—	4,311
Total current assets	219	56,918	9,589	(252)	66,474

Properties and equipment, net	—	1,193,181	345,474	—	1,538,655
Investment in subsidiaries	1,850,416	264,378	—	(2,114,794)	—
Intangible assets, net	—	115,329	—	—	115,329
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,840	—	—	83,840
Other assets	9,291	18,615	—	—	27,906
Total assets	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,325	$584	$(252)	$30,657
Accrued interest	13,302	—	—	—	13,302
Deferred revenue	—	8,065	632	—	8,697
Accrued property taxes	—	744	1,035	—	1,779
Other current liabilities	29	3,429	4	—	3,462
Total current liabilities	13,331	42,563	2,255	(252)	57,897

Long-term debt	1,418,900	—	—	—	1,418,900
Other long-term liabilities	260	14,743	304	—	15,307
Deferred revenue	—	48,714	—	—	48,714
Class B unit	—	46,161	—	—	46,161
Equity - partners	427,435	1,850,416	264,378	(2,114,794)	427,435
Equity - noncontrolling interest	—	—	88,126	—	88,126
Total liabilities and equity	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$96,221	$6,148	$—	$102,369
Third parties	—	23,700	4,682	—	28,382
	—	119,921	10,830	—	130,751
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	36,701	3,901	—	40,602
Depreciation and amortization		20,027	4,220	—	24,247
General and administrative	745	1,243	—	—	1,988
	745	57,971	8,121	—	66,837
Operating income (loss)	(745)	61,950	2,709	—	63,914

Other income (expense):
Equity in earnings of subsidiaries	65,431	2,063	—	(67,494)	—
Equity in earnings of equity method investments	—	1,783	—	—	1,783
Interest expense	(18,996)	(234)	—	—	(19,230)
Interest income	—	551	—	—	551
Gain on sale of assets and other	—	69	42	—	111
	46,435	4,232	42	(67,494)	(16,785)
Income before income taxes	45,690	66,182	2,751	(67,494)	47,129
State income tax benefit	—	30	—	—	30
Net income	45,690	66,212	2,751	(67,494)	47,159
Allocation of net income attributable to noncontrolling interests	—	(781)	(688)	—	(1,469)
Net income attributable to the partners	$45,690	$65,431	$2,063	$(67,494)	$45,690

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,522	$4,491	$—	$94,013
Third parties	—	19,540	5,207	—	24,747
	—	109,062	9,698	—	118,760
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,494	3,039	—	34,533
Depreciation and amortization	—	20,431	4,177	—	24,608
General and administrative	761	1,912	—	—	2,673
	761	53,837	7,216	—	61,814
Operating income (loss)	(761)	55,225	2,482	—	56,946

Other income (expense):
Equity in earnings of subsidiaries	58,566	1,881	—	(60,447)	—
Equity in earnings of equity method investments	—	1,734	—	—	1,734
Interest expense	(17,662)	36	—	—	(17,626)
Interest income	—	526	—	—	526
Gain (loss) on sale of assets and other	—	(79)	26	—	(53)
	40,904	4,098	26	(60,447)	(15,419)
Income before income taxes	40,143	59,323	2,508	(60,447)	41,527
State income tax expense	—	(28)	—	—	(28)
Net income	40,143	59,295	2,508	(60,447)	41,499
Allocation of net income attributable to noncontrolling interests	—	(729)	(627)	—	(1,356)
Net income attributable to the partners	$40,143	$58,566	$1,881	$(60,447)	$40,143

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$193,614	$12,114	$—	$205,728
Third parties	—	45,765	13,755	—	59,520
	—	239,379	25,869	—	265,248
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	70,778	7,343	—	78,121
Depreciation and amortization		39,563	8,508	—	48,071
General and administrative	1,821	2,787	—	—	4,608
	1,821	113,128	15,851	—	130,800
Operating income (loss)	(1,821)	126,251	10,018	—	134,448

Other income (expense):
Equity in earnings (loss) of subsidiaries	136,730	7,559	—	(144,289)	—
Equity in earnings of equity method investments	—	3,883	—	—	3,883
Interest expense	(38,037)	(215)	—	—	(38,252)
Interest income	—	1,079	—	—	1,079
Gain (loss) on sale of assets and other	—	(260)	61	—	(199)
	98,693	12,046	61	(144,289)	(33,489)
Income (loss) before income taxes	96,872	138,297	10,079	(144,289)	100,959
State income tax expense	—	(6)	—	—	(6)
Net income (loss)	96,872	138,291	10,079	(144,289)	100,953
Allocation of net income attributable to noncontrolling interests	—	(1,561)	(2,520)	—	(4,081)
Net income attributable to the partners	$96,872	$136,730	$7,559	$(144,289)	$96,872

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$183,813	$11,628	$—	$195,441
Third parties	—	39,518	12,685	—	52,203
	—	223,331	24,313	—	247,644
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	64,158	6,577	—	70,735
Depreciation and amortization	—	41,432	8,318	—	49,750
General and administrative	2,041	3,754	—	—	5,795
	2,041	109,344	14,895	—	126,280
Operating income (loss)	(2,041)	113,987	9,418	—	121,364

Other income (expense):
Equity in earnings (loss) of subsidiaries	123,618	7,093	—	(130,711)	—
Equity in earnings of equity method investments	—	3,013	—	—	3,013
Interest expense	(35,311)	104	—	—	(35,207)
Interest income	—	1,041	—	—	1,041
Gain (loss) on sale of assets and other	45	(51)	39	—	33
	88,352	11,200	39	(130,711)	(31,120)
Income (loss) before income taxes	86,311	125,187	9,457	(130,711)	90,244
State income tax expense	—	(110)	—	—	(110)
Net income (loss)	86,311	125,077	9,457	(130,711)	90,134
Allocation of net income attributable to noncontrolling interests	—	(1,459)	(2,364)	—	(3,823)
Net income attributable to the partners	$86,311	$123,618	$7,093	$(130,711)	$86,311

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(37,005)	$165,882	$23,671	$(7,559)	$144,989

Cash flows from investing activities
Additions to properties and equipment	—	(17,274)	(478)	—	(17,752)
Distributions from UNEV in excess of earnings	—	8,191	—	(8,191)	—
Proceeds from sale of assets	—	194	—	—	194
Distributions in excess of equity in earnings of equity investments	—	299	—	—	299
	—	(8,590)	(478)	(8,191)	(17,259)

Cash flows from financing activities
Net borrowings under credit agreement	18,500	—	—	—	18,500
Net intercompany financing activities	155,225	(155,225)	—	—	—
Distributions to HEP unitholders	(136,207)	—	—	—	(136,207)
Distributions to noncontrolling interests	—	—	(21,000)	15,750	(5,250)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Purchase units for incentive grants	(255)	—	—	—	(255)
Payments on finance leases	(139)	(364)	—	—	(503)
	37,005	(155,589)	(21,000)	15,750	(123,834)

Cash and cash equivalents
Increase (decrease) for the period	—	1,703	2,193	—	3,896
Beginning of period	2	—	3,043	—	3,045
End of period	$2	$1,703	$5,236	$—	$6,941

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(33,588)	$182,983	$18,661	$(7,093)	$160,963

Cash flows from investing activities
Additions to properties and equipment	—	(18,829)	(5,910)	—	(24,739)
Business and asset acquisitions	—	(6,831)	—	—	(6,831)
Proceeds from sale of assets	—	196	—	—	196
Distributions from UNEV in excess of earnings	—	3,407	—	(3,407)	—
Distributions in excess of equity in earnings of equity investments	—	299	—	—	299
	—	(21,758)	(5,910)	(3,407)	(31,075)

Cash flows from financing activities
Net repayments under credit agreement	(112,000)	—	—	—	(112,000)
Net intercompany financing activities	160,330	(160,330)	—	—	—
Proceeds from issuance of common units	114,899	(68)	—	—	114,831
Distributions to HEP unitholders	(130,075)	—	—	—	(130,075)
Distributions to noncontrolling interests	—	—	(14,000)	10,500	(3,500)
Contributions from general partner	492	—	—	—	492
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Other	—	(698)	—	—	(698)
	33,588	(161,096)	(14,000)	10,500	(131,008)

Cash and cash equivalents
Increase (decrease) for the period	—	129	(1,249)	—	(1,120)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$640	$6,014	$—	$6,656

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of June 30, 2019.

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

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2020 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of July 1, 2019, these agreements with HFC require minimum annualized payments to us of $349 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. We also have a capacity lease agreement under which we lease Delek space on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022. As of June 30, 2019, these agreements with Delek require minimum annualized payments to us of $32 million.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee, currently $2.6 million, for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,759	$18,744	$2,015
Affiliates—intermediate pipelines	7,297	7,255	42
Affiliates—crude pipelines	20,651	18,479	2,172
	48,707	44,478	4,229
Third parties—refined product pipelines	11,778	12,348	(570)
Third parties—crude pipelines	11,778	8,713	3,065
	72,263	65,539	6,724
Terminals, tanks and loading racks:
Affiliates	34,263	30,700	3,563
Third parties	4,826	3,686	1,140
	39,089	34,386	4,703

Affiliates—refinery processing units	19,399	18,835	564

Total revenues	130,751	118,760	11,991
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	40,602	34,533	6,069
Depreciation and amortization	24,247	24,608	(361)
General and administrative	1,988	2,673	(685)
	66,837	61,814	5,023
Operating income	63,914	56,946	6,968
Other income (expense):
Equity in earnings of equity method investments	1,783	1,734	49
Interest expense, including amortization	(19,230)	(17,626)	(1,604)
Interest income	551	526	25
Gain (loss) on sale of assets and other	111	(53)	164
	(16,785)	(15,419)	(1,366)
Income before income taxes	47,129	41,527	5,602
State income tax benefit (expense)	30	(28)	58
Net income	47,159	41,499	5,660
Allocation of net income attributable to noncontrolling interests	(1,469)	(1,356)	(113)
Net income attributable to the partners	45,690	40,143	5,547
Limited partners’ earnings per unit—basic and diluted (1)	$0.43	$0.38	$0.05
Weighted average limited partners’ units outstanding	105,440	105,429	11
EBITDA (2)	$88,586	$81,879	$6,707
Distributable cash flow (3)	$67,486	$65,180	$2,306

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	130,802	112,371	18,431
Affiliates—intermediate pipelines	141,345	151,537	(10,192)
Affiliates—crude pipelines	370,351	322,850	47,501
	642,498	586,758	55,740
Third parties—refined product pipelines	66,963	73,196	(6,233)
Third parties—crude pipelines	140,555	115,011	25,544
	850,016	774,965	75,051
Terminals and loading racks:
Affiliates	431,509	446,089	(14,580)
Third parties	59,343	59,035	308
	490,852	505,124	(14,272)

Affiliates—refinery processing units	77,728	71,117	6,611

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,418,596	1,351,206	67,390

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$41,491	$40,038	$1,453
Affiliates—intermediate pipelines	14,578	15,724	(1,146)
Affiliates—crude pipelines	41,772	38,276	3,496
	97,841	94,038	3,803
Third parties—refined product pipelines	27,382	25,930	1,452
Third parties—crude pipelines	22,140	17,740	4,400
	147,363	137,708	9,655
Terminals, tanks and loading racks:
Affiliates	66,669	64,034	2,635
Third parties	9,998	8,533	1,465
	76,667	72,567	4,100

Affiliates—refinery processing units	41,218	37,369	3,849

Total revenues	265,248	247,644	17,604
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	78,121	70,735	7,386
Depreciation and amortization	48,071	49,750	(1,679)
General and administrative	4,608	5,795	(1,187)
	130,800	126,280	4,520
Operating income	134,448	121,364	13,084
Other income (expense):
Equity in earnings of equity method investments	3,883	3,013	870
Interest expense, including amortization	(38,252)	(35,207)	(3,045)
Interest income	1,079	1,041	38
Gain (loss) on sale of assets and other	(199)	33	(232)
	(33,489)	(31,120)	(2,369)
Income before income taxes	100,959	90,244	10,715
State income tax expense	(6)	(110)	104
Net income	100,953	90,134	10,819
Allocation of net income attributable to noncontrolling interests	(4,081)	(3,823)	(258)
Net income attributable to the partners	96,872	86,311	10,561
Limited partners’ earnings per unit—basic and diluted	$0.92	$0.82	$0.10
Weighted average limited partners’ units outstanding	105,440	104,637	803
EBITDA (1)	$182,122	$170,337	$11,785
Distributable cash flow (2)	$138,085	$134,279	$3,806

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	130,805	128,498	2,307
Affiliates—intermediate pipelines	136,116	139,333	(3,217)
Affiliates—crude pipelines	385,490	341,922	43,568
	652,411	609,753	42,658
Third parties—refined product pipelines	73,975	72,720	1,255
Third parties—crude pipelines	133,565	120,568	12,997
	859,951	803,041	56,910
Terminals and loading racks:
Affiliates	402,909	418,439	(15,530)
Third parties	64,028	60,684	3,344
	466,937	479,123	(12,186)

Affiliates—refinery processing units	71,816	69,008	2,808

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,398,704	1,351,172	47,532

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$45,690	$40,143	$96,872	$86,311
Add (subtract):
Interest expense	18,461	16,867	36,717	33,691
Interest income	(551)	(526)	(1,079)	(1,041)
Amortization of discount and deferred debt issuance costs	769	759	1,535	1,516
State income tax (benefit) expense	(30)	28	6	110
Depreciation and amortization	24,247	24,608	48,071	49,750
EBITDA	$88,586	$81,879	$182,122	$170,337

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$45,690	$40,143	$96,872	$86,311
Add (subtract):
Depreciation and amortization	24,247	24,608	48,071	49,750
Amortization of discount and deferred debt issuance costs	769	759	1,535	1,516
Revenue recognized (greater) less than customer billings	(297)	1,819	(3,331)	138
Maintenance capital expenditures (3)	(625)	(987)	(1,360)	(1,305)
Decrease in environmental liability	(277)	(78)	(555)	(218)
Decrease in reimbursable deferred revenue	(2,061)	(1,243)	(3,640)	(2,420)
Other non-cash adjustments	40	159	493	507
Distributable cash flow	$67,486	$65,180	$138,085	$134,279

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

	June 30, 2019	December 31, 2018
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,941	$3,045
Working capital	$18,155	$8,577
Total assets	$2,147,843	$2,102,540
Long-term debt	$1,437,710	$1,418,900
Partners’ equity (4)	$390,022	$427,435

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

Results of Operations—Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Summary
Net income attributable to the partners for the second quarter was $45.7 million ($0.43 per basic and diluted limited partner unit) compared to $40.1 million ($0.38 per basic and diluted limited partner unit) for the second quarter of 2018. The increase in net income attributable to the partners was mainly due to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah as well as contractual tariff escalators. These gains were partially offset by higher operating costs and interest expense.

Revenues
Revenues for the second quarter were $130.8 million, an increase of $12.0 million compared to the second quarter of 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, which contributed to an increase in overall pipeline volumes of 10%, and contractual tariff escalators.

Revenues from our refined product pipelines were $32.5 million, an increase of $1.4 million compared to the second quarter of 2018, on shipments averaging 197.8 thousand barrels per day (“mbpd”) compared to 185.6 mbpd for the second quarter of 2018. The volume increase was mainly due to pipelines servicing HFC's Woods Cross refinery, which had lower throughput during the second quarter of 2018 due to operational issues at the refinery. The increase in revenues was mainly due to the higher throughput and contractual tariff escalators.

Revenues from our intermediate pipelines were $7.3 million for both of the second quarters of 2019 and 2018, on shipments averaging 141.3 mbpd for the second quarter of 2019 compared to 151.5 mbpd for the second quarter of 2018. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Tulsa refinery due to flooding during the quarter. Revenue remained constant due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $32.4 million, an increase of $5.2 million compared to the second quarter of 2018, on shipments averaging 510.9 mbpd compared to 437.9 mbpd for the second quarter of 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah as well as contractual tariff escalators.

Revenues from terminal, tankage and loading rack fees were $39.1 million, an increase of $4.7 million compared to the second quarter of 2018. Refined products and crude oil terminalled in the facilities averaged 490.9 mbpd compared to 505.1 mbpd for the second quarter of 2018. The volume decrease was mainly due to lower volumes at HFC's Tulsa refinery, partially offset by volumes at our new Orla diesel rack and higher volumes at HFC's El Dorado refinery, the Spokane terminal, and the Woods Cross

Table of Contentsril 19,

rack. The increase in revenue was mainly due to the higher volumes at HFC's El Dorado refinery and revenues from our Orla diesel rack, which began operations in the first quarter of 2019.

Revenues from refinery processing units were $19.4 million, an increase of $0.6 million compared to the second quarter of 2018, on throughputs averaging 77.7 mbpd compared to 71.1 mbpd for the second quarter of 2018. The increase in revenue was mainly due to contractual rate increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $40.6 million for the three months ended June 30, 2019, an increase of $6.1 million compared to the second quarter of 2018. The increase was mainly due to higher employee compensation expenses, maintenance costs and property taxes for the three months ended June 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2019, decreased by $0.4 million compared to the three months ended June 30, 2018.

General and Administrative
General and administrative costs for the three months ended June 30, 2019, decreased by $0.7 million compared to the three months ended June 30, 2018, mainly due to lower employee compensation and legal costs for the three months ended June 30, 2019.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$746	$959
Cheyenne Pipeline LLC	1,037	775
Total	$1,783	$1,734

Equity in earnings of Cheyenne Pipeline LLC increased for the three months ended June 30, 2019, mainly due to higher crude throughput volumes.

Interest Expense
Interest expense for the three months ended June 30, 2019, totaled $19.2 million, an increase of $1.6 million compared to the three months ended June 30, 2018. The increase was primarily due to interest expense associated with higher average balances outstanding under the Credit Agreement (as defined below) and market interest rate increases under that facility. Our aggregate effective interest rates were 5.3% and 5.0% for the three months ended June 30, 2019 and 2018, respectively.

State Income Tax
We recorded a state income tax benefit of $30,000 and expense of $28,000 for the three months ended June 30, 2019 and 2018, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Summary
Net income attributable to the partners for the six months ended June 30, 2019, was $96.9 million compared to $86.3 million for the six months ended June 30, 2018. The increase in earnings was primarily due to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units and contractual tariff escalators. These gains were partially offset by higher operating costs and interest expense.

Revenues
Revenues for the six months ended June 30, 2019, were $265.2 million, an increase of $17.6 million compared to the six months ended June 30, 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units, and contractual tariff escalators.

Table of Contentsril 19,

Revenues from our refined product pipelines were $68.9 million, an increase of $2.9 million compared to the six months ended June 30, 2018, on shipments averaging 204.8 mbpd compared to 201.2 mbpd for the six months ended June 30, 2018. The volume and revenue increases were mainly due to higher Delek volumes, higher volumes on pipelines servicing HFC's Woods Cross refinery, which had lower throughput in 2018 due to operational issues at the refinery beginning in the first quarter of 2018, and contractual tariff escalators.

Revenues from our intermediate pipelines were $14.6 million, a decrease of $1.1 million compared to the six months ended June 30, 2018, on shipments averaging 136.1 mbpd compared to 139.3 mbpd for the six months ended June 30, 2018. The decrease in revenue was primarily attributable to a decrease in deferred revenue realized.

Revenues from our crude pipelines were $63.9 million, an increase of $7.9 million compared to the six months ended June 30, 2018, on shipments averaging 519.1 mbpd compared to 462.5 mbpd for the six months ended June 30, 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah as well as contractual tariff escalators.

Revenues from terminal, tankage and loading rack fees were $76.7 million, an increase of $4.1 million compared to the six months ended June 30, 2018. Refined products and crude oil terminalled in the facilities averaged 466.9 mbpd compared to 479.1 mbpd for the six months ended June 30, 2018. The volume decrease was mainly due to lower volumes at HFC's Tulsa refinery as a result of the planned turnaround in the first quarter and flooding in the second quarter as well as lower volumes at HFC's El Dorado refinery due to operational issues in the first quarter, partially offset by volumes at our new Orla diesel rack and higher volumes at the Spokane terminal. The increase in revenue was mainly due to our Orla diesel rack, which began operations in the first quarter of 2019, and higher revenues at our Spokane and UNEV terminals.

Revenues from refinery processing units were $41.2 million, an increase of $3.8 million compared to the six months ended June 30, 2018 on throughputs averaging 71.8 mbpd compared to 69.0 mbpd for the six months ended June 30, 2018. The increase in revenue was mainly due to an adjustment in revenue recognition and contractual rate increases.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2019, increased by $7.4 million compared to the six months ended June 30, 2018. The increase was mainly due to higher employee compensation expenses, maintenance costs and property taxes.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2019, decreased by $1.7 million compared to the six months ended June 30, 2018. The decrease was primarily due to lower amortization of intangible assets and asset retirement obligations.

General and Administrative
General and administrative costs for the six months ended June 30, 2019, decreased $1.2 million compared to the six months ended June 30, 2018, mainly due to lower employee compensation, legal and consulting costs incurred in the six months ended June 30, 2019.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investments	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$1,251	$1,601
Cheyenne Pipeline LLC	2,632	1,412
Total	$3,883	$3,013

Equity in earnings of Cheyenne Pipeline LLC increased for the six months ended June 30, 2019, mainly due to higher crude throughput volumes.

Table of Contentsril 19,

Interest Expense
Interest expense for the six months ended June 30, 2019, totaled $38.3 million, an increase of $3.0 million compared to the six months ended June 30, 2018. The increase is primarily due to higher average balances outstanding under our Credit Agreement, and market interest rate increases under that facility. Our aggregate effective interest rates were 5.3% and 5.0% for the six months ended June 30, 2019 and 2018, respectively.

State Income Tax
We recorded state income tax expense of $6,000 and $110,000 for the six months ended June 30, 2019 and 2018, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the six months ended June 30, 2019, we received advances totaling $175.0 million and repaid $156.5 million, resulting in a net increase of $18.5 million under the Credit Agreement and an outstanding balance of $941.5 million at June 30, 2019. As of June 30, 2019, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $458.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the six months ended June 30, 2019. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of June 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In March 2019, we repurchased 8,674 common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan, for an aggregate purchase price of $0.3 million.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.

In May 2019, we paid a regular cash distribution of $0.6700 on all units in an aggregate amount of $68.2 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents increased by $3.9 million during the six months ended June 30, 2019. The cash flows provided by operating activities of $145.0 million were more than the cash flows used for financing activities of $123.8 million and investing

Table of Contentsril 19,

activities of $17.3 million. Working capital increased by $9.6 million to $18.2 million at June 30, 2019, from $8.6 million at December 31, 2018.

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $16.0 million from $161.0 million for the six months ended June 30, 2018, to $145.0 million for the six months ended June 30, 2019. The decrease was mainly due to higher payments for operating and interest expenses during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Cash Flows—Investing Activities
Cash flows used for investing activities were $17.3 million for the six months ended June 30, 2019, compared to $31.1 million for the six months ended June 30, 2018, a decrease of $13.8 million. During the six months ended June 30, 2019 and 2018, we invested $17.8 million and $24.7 million in additions to properties and equipment, respectively. During the six months ended June 30, 2018, we had cash payments of $6.8 million for acquisitions. We also received $0.3 million for distributions in excess of equity in earnings of equity investments during both the six months ended June 30, 2019 and 2018.

Cash Flows—Financing Activities
Cash flows used for financing activities were $123.8 million for the six months ended June 30, 2019, compared to $131.0 million for the six months ended June 30, 2018, a decrease of $7.2 million. During the six months ended June 30, 2019, we received $175.0 million and repaid $156.5 million in advances under the Credit Agreement. Additionally, we paid $136.2 million in regular quarterly cash distributions to our limited partners and $5.3 million to our noncontrolling interest. During the six months ended June 30, 2018, we received $305.5 million and repaid $417.5 million in advances under the Credit Agreement. We paid $130.1 million in regular quarterly cash distributions to our limited partners, and distributed $3.5 million to our noncontrolling interest. We also received net proceeds of $114.8 million from the issuance of common units during the six months ended June 30, 2018.

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

Table of Contentsril 19,

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of June 30, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024 (the “ 6% Senior Notes”). We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of June 30, 2019. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Credit Agreement	$941,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(3,790)	(4,100)
	496,210	495,900

Total long-term debt	$1,437,710	$1,418,900

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2019 and 2018. PPI has increased an average of 0.8% annually over the past five calendar years, including increases of 3.1% and 3.2% in 2018 and 2017, respectively.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. Certain of these contracts have provisions

Table of Contentsril 19,

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2019, we had an accrual of $5.7 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of Contentsril 19,

Accounting Pronouncements Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows.

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

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and we are currently evaluating the impact of this standard.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At June 30, 2019, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At June 30, 2019, the fair value of our 6% Senior Notes was $517.4 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at June 30, 2019, would result in a change of approximately $12 million in the fair value of the underlying 6% Senior Notes.

Table of Contentsril 19,

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2019, borrowings outstanding under the Credit Agreement were $941.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contentsril 19,

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve.  While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel and information currently available to us, management believes that the resolution of these proceedings and investigations, through settlement or adverse judgment, will not, either individually or in the aggregate, have a materially adverse effect on our financial condition, results of operations or cash flows.

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

Other than the risk factor set forth below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

The following risk factor, which was previously disclosed in Part 1, “Item 1A Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, is hereby amended and restated in its entirety as follows:

TAX RISKS TO COMMON UNITHOLDERS
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the

Table of Contentsril 19,

“Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for federal income tax purposes.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future, which could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

10.1
First Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement, dated April 22, 2019, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2019, filed May 2, 2019, File No. 1-32225).

10.2*+	Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries.
10.3
Fifth Amended and Restated Master Throughput Agreement, dated as of July 1, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P.  (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed July 2, 2019, File No. 1-32225).

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

101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 1, 2019	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2019	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)