Form 10-Q
period 2019-09-30
HOLLY ENERGY PARTNERS LP
filed 2019-10-31
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at October 25, 2019, was 105,440,201.

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

•	the economic viability of HollyFrontier Corporation (“HFC”), Delek US Holdings, Inc. (“Delek”) and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions;

•	the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,469	$3,045
Accounts receivable:
Trade	16,182	12,332
Affiliates	35,770	46,786
	51,952	59,118
Prepaid and other current assets	4,779	4,311
Total current assets	64,200	66,474

Properties and equipment, net	1,478,950	1,538,655
Operating lease right-of-use assets, net	3,454	—
Net investment in leases	136,394	16,488
Intangible assets, net	104,824	115,329
Goodwill	270,336	270,336
Equity method investments	82,884	83,840
Other assets	13,233	11,418
Total assets	$2,154,275	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$12,608	$16,435
Affiliates	6,747	14,222
	19,355	30,657

Accrued interest	5,884	13,302
Deferred revenue	9,774	8,697
Accrued property taxes	9,266	1,779
Current operating lease liabilities	807	—
Current finance lease liabilities	5,426	936
Other current liabilities	2,926	2,526
Total current liabilities	53,438	57,897

Long-term debt	1,431,869	1,418,900
Noncurrent operating lease liabilities	2,995	—
Noncurrent finance lease liabilities	69,168	867
Other long-term liabilities	12,902	14,440
Deferred revenue	46,862	48,714

Class B unit	48,557	46,161

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at September 30, 2019 and December 31, 2018)	404,584	427,435
Noncontrolling interest	83,900	88,126
Total equity	488,484	515,561
Total liabilities and equity	$2,154,275	$2,102,540

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Affiliates	$106,027	$100,188	$311,755	$295,629
Third parties	29,868	25,596	89,388	77,799
	135,895	125,784	401,143	373,428
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	44,924	35,996	123,045	106,731
Depreciation and amortization	24,121	24,367	72,192	74,117
General and administrative	2,714	2,498	7,322	8,293
	71,759	62,861	202,559	189,141
Operating income	64,136	62,923	198,584	184,287

Other income (expense):
Equity in earnings of equity method investments	1,334	1,114	5,217	4,127
Interest expense	(18,807)	(18,042)	(57,059)	(53,249)
Interest income	2,243	540	3,322	1,581
Gain on sales-type leases	35,166	—	35,166	—
Gain (loss) on sale of assets and other	142	38	(57)	71
	20,078	(16,350)	(13,411)	(47,470)
Income before income taxes	84,214	46,573	185,173	136,817
State income tax expense	(30)	(39)	(36)	(149)
Net income	84,184	46,534	185,137	136,668
Allocation of net income attributable to noncontrolling interests	(1,839)	(1,531)	(5,920)	(5,354)
Net income attributable to the partners	82,345	45,003	179,217	131,314
Limited partners’ per unit interest in earnings—basic and diluted	$0.78	$0.43	$1.70	$1.25
Weighted average limited partners’ units outstanding	105,440	105,440	105,440	104,908

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$185,137	$136,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,192	74,117
Gain on sale of assets	(19)	(196)
Gain on sales-type leases	(35,166)	—
Amortization of deferred charges	2,307	2,278
Equity-based compensation expense	1,774	2,259
Equity in earnings of equity method investments, net of distributions	263	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(3,850)	2,502
Accounts receivable—affiliates	11,016	4,392
Prepaid and other current assets	1,694	(402)
Increase (decrease) in operating liabilities:
Accounts payable—trade	2,622	(1,209)
Accounts payable—affiliates	(7,475)	(1,311)
Accrued interest	(7,418)	(7,526)
Deferred revenue	413	5,218
Accrued property taxes	7,487	2,746
Other current liabilities	400	(1,955)
Other, net	(3,160)	(169)
Net cash provided by operating activities	228,217	217,412

Cash flows from investing activities
Additions to properties and equipment	(23,828)	(34,270)
Business and asset acquisitions	—	(6,841)
Proceeds from sale of assets	265	210
Distributions in excess of equity in earnings of equity investments	693	1,368
Net cash used for investing activities	(22,870)	(39,533)

Cash flows from financing activities
Borrowings under credit agreement	269,500	256,000
Repayments of credit agreement borrowings	(257,000)	(347,000)
Proceeds from issuance of common units	—	114,887
Distributions to HEP unitholders	(204,701)	(197,300)
Distributions to noncontrolling interest	(7,750)	(5,500)
Payments on finance leases	(780)	(929)
Contributions from general partner	182	614
Purchase of units for incentive grants	(255)	—
Units withheld for tax withholding obligations	(119)	(58)
Other	—	6
Net cash used by financing activities	(200,923)	(179,280)

Cash and cash equivalents
Increase for the period	4,424	(1,401)
Beginning of period	3,045	7,776
End of period	$7,469	$6,375

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Amortization of restricted and performance units	661	—	661
Class B unit accretion	(780)	—	(780)
Other	814	—	814
Net income	51,962	1,832	53,794
Balance March 31, 2019	412,117	86,958	499,075
Distributions to HEP unitholders	(68,232)	—	(68,232)
Distributions to noncontrolling interest	—	(2,250)	(2,250)
Amortization of restricted and performance units	585	—	585
Class B unit accretion	(781)	—	(781)
Other	(138)	—	(138)
Net income	46,471	688	47,159
Balance June 30, 2019	390,022	85,396	475,418
Distributions to HEP unitholders	(68,493)	—	(68,493)
Distributions to noncontrolling interest	—	(2,500)	(2,500)
Amortization of restricted and performance units	528	—	528
Class B unit accretion	(835)	—	(835)
Other	182	—	182
Net income	83,180	1,004	84,184
Balance September 30, 2019	$404,584	$83,900	$488,484

Table of Contentsril 19,

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,376	—	114,376
Distributions to HEP unitholders	(63,496)	—	(63,496)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Amortization of restricted and performance units	837	—	837
Class B unit accretion	(729)	—	(729)
Cumulative transition adjustment for adoption of revenue recognition standard	1,320	—	1,320
Other	240	—	240
Net income	46,897	1,738	48,635
Balance March 31, 2018	493,404	90,844	584,248
Issuance of common units	524	—	524
Distributions to HEP unitholders	(66,579)	—	(66,579)
Distributions to noncontrolling interest	—	(1,500)	(1,500)
Amortization of restricted and performance units	713	—	713
Class B unit accretion	(730)	—	(730)
Other	193	—	193
Net income	40,872	627	41,499
Balance June 30, 2018	468,397	89,971	558,368
Issuance of common units	(61)	—	(61)
Distributions to HEP unitholders	(67,225)	—	(67,225)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Amortization of restricted and performance units	709	—	709
Class B unit accretion	(780)	—	(780)
Other	122	—	122
Net income	45,784	750	46,534
Balance September 30, 2018	$446,946	$88,721	$535,667

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of September 30, 2019, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019 using the optional transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients whereby we did not reassess lease classification or initial indirect lease cost under the new standard. In addition, we elected to exclude short-term leases, which at inception have a lease term of 12 months or less, from the amounts recognized on our balance sheet. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Initial adoption of this standard did not have a material impact on our results of operations or cash flows. See Notes 3 and 4 for additional information on our lease policies.

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

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and our preliminary review of historic and expected credit losses indicates the amount of expected credit losses upon adoption would not have a material impact on our financial condition, results of operations or cash flows.

Note 2:	Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “JV Terminal”). The JV Terminal is expected to be in service during the second quarter of 2020, and the Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Joint Venture assets.

The Joint Venture will contract with an affiliate of HEP to manage the construction and operation of the Pipeline and with an affiliate of Plains to manage the operation of the JV Terminal. The total Joint Venture investment will be shared proportionately among the partners, and HEP estimates its share of the cost of the JV Terminal contributed by Plains and Pipeline construction costs are approximately $65 million.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and nine months ended September 30, 2019, we recognized $3.7 million and $10.4 million, respectively, of these deficiency payments in revenue, of which none and $0.6 million, respectively, related to deficiency payments billed in prior periods. As of September 30, 2019, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.8 million.
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

	September 30, 2019	December 31, 2018
	(In thousands)
Contract assets	$5,479	$1,818
Contract liabilities	$(810)	$(1,821)

The contract assets and liabilities include both lease and service components. We did not recognize any revenue during the three months ended September 30, 2019, that was previously included in contract liability as of December 31, 2018, and we recognized $0.6 million of revenue during the nine months ended September 30, 2019, that was previously included in contract liability as of December 31, 2018. During the three and the nine months ended September 30, 2018, we recognized $37 thousand and $2.6 million, respectively, that was previously included in contract liability as of January 1, 2018. During the three and the nine months ended September 30, 2019, we also recognized $0.2 million and $3.7 million, respectively, of revenue included in contract assets at September 30, 2019.
As of September 30, 2019, we expect to recognize $2.5 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2020 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2019	$96
2020	368
2021	358
2022	331
2023	295
Thereafter	1,082
Total	$2,530

Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Pipelines	$73,163	$69,735	$220,526	$207,443
Terminals, tanks and loading racks	42,454	36,469	119,121	109,036
Refinery processing units	20,278	19,580	61,496	56,949
	$135,895	$125,784	$401,143	$373,428

During the three and nine months ended September 30, 2019, lease revenues amounted to $97.5 million and $285.8 million, respectively, and service revenues amounted to $38.4 million and $115.3 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

As a lessee, we lease land, buildings, pipelines, transportation and other equipment to support our operations. These leases can be categorized into operating and finance leases. Operating leases are recorded in operating lease right-of-use assets and current and noncurrent operating lease liabilities on our consolidated balance sheet. Finance leases are included in properties and equipment, current finance lease liabilities and noncurrent finance lease liabilities on our consolidated balance sheet.

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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.7 million and $5.8 million as of September 30, 2019 and December 31, 2018, respectively, with accumulated depreciation of $4.9 million and $4.3 million as of September 30, 2019 and December 31, 2018, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years. The right of use asset associated with this obligation was derecognized as discussed under the lessor accounting disclosures below.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

September 30, 2019

Operating leases:
Operating lease right-of-use assets, net	$3,454

Current operating lease liabilities	807
Noncurrent operating lease liabilities	2,995
Total operating lease liabilities	$3,802

Finance leases:
Properties and equipment	$6,741
Accumulated amortization	(4,858)
Properties and equipment, net	$1,883

Current finance lease liabilities	$5,426
Noncurrent finance lease liabilities	69,168
Total finance lease liabilities	$74,594

Weighted average remaining lease term (in years)
Operating leases	6.6
Finance leases	17.4

Weighted average discount rate
Operating leases	5%
Finance leases	6%

Supplemental cash flow and other information related to leases were as follows:

Nine Months Ended September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$5,467
Operating cash flows on finance leases	$75
Financing cash flows on finance leases	$780

Maturities of lease liabilities were as follows:

	September 30, 2019
	Operating	Finance
	(In thousands)
2019	$237	$1,856
2020	897	7,305
2021	853	6,856
2022	509	6,711
2023	423	6,755
2024 and thereafter	1,534	86,738
Total lease payments	4,453	116,221
Less: Imputed interest	(651)	(41,627)
Total lease obligations	3,802	74,594
Less: Current obligations	(807)	(5,426)
Long-term lease obligations	$2,995	$69,168

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating lease costs	$1,852	$5,420
Finance lease costs
Amortization of assets	213	711
Interest on lease liabilities	24	75
Variable lease cost	41	112
Total net lease cost	$2,130	$6,318

Lessor Accounting
As discussed in Note 2, the majority of our contracts with customers meet the definition of a lease. See Note 2 for further discussion of the impact of adoption of this standard on our activities as a lessor.

Customer contracts that contain leases are generally classified as either operating leases, direct finance leases or sales-type leases. We consider inputs such as the lease term, fair value of the underlying asset and residual value of the underlying assets when assessing the classification.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire due to our risk management strategy for protecting the residual fair value of the underlying assets by performing ongoing maintenance during the lease term. HFC generally has the option to purchase assets located within HFC refinery boundaries, including refinery tankage, truck racks and refinery processing units, at fair market value when the related agreements expire.

One of our throughput agreements with HFC was renewed during the three months ending September 30, 2019. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone besides HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the three months ending September 30, 2019 composed of the following:

(In thousands)

Net investment in leases	$122,800
Properties and equipment, net	(15,031)
Operating lease right-of-use assets, net	(72,603)
Gain on sales-type leases	$35,166

This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Three Months Ended September 30, 2019		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating lease revenues	$94,459	$71,297	$282,747	$209,850
Direct financing lease interest income	$539	$510	$1,558	$1,513
Gain on sales-type leases	$35,166	$—	$35,166	$—
Sales-type lease interest income	$1,675	$—	$1,675	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$3,075	$—	$3,075	$—

For our sales-type leases, we included customer obligations related to minimum volume requirements in guaranteed minimum lease payments. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. We recognized any billings for throughput volumes in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.

As discussed in Note 2, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of September 30, 2019:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2019	$81,025	$526	$2,375
2020	309,604	2,112	9,501
2021	304,857	2,128	9,501
2022	303,454	2,145	9,501
2023	272,954	2,162	9,501
Thereafter	963,783	42,966	52,255
Total	$2,235,677	$52,039	$92,634

Net investments in leases recorded on our balance sheet were composed of the following:

	September 30, 2019		December 31, 2018
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$70,426	$16,522	$—	$16,549
Unguaranteed residual assets	51,674	—	—	—
Net investment in leases	$122,100	$16,522	$—	$16,549

(1)	Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 5:	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. GAAP categorizes inputs used in fair value measurements into three broad levels as follows:

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	496,369	523,220	495,900	488,310

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 8 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the third quarter of 2019, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded.    The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

Note 6:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Pipelines, terminals and tankage	$1,541,971	$1,571,338
Refinery assets	347,338	347,338
Land and right of way	86,095	86,298
Construction in progress	36,901	23,482
Other	41,198	41,250
	2,053,503	2,069,706
Less accumulated depreciation	(574,553)	(531,051)
	$1,478,950	$1,538,655

We capitalized $24 thousand and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively, in interest attributable to construction projects.

Depreciation expense was $61.7 million and $62.6 million for the nine months ended September 30, 2019 and 2018, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	September 30, 2019	December 31, 2018
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		(99,973)	(89,468)
		$104,824	$115,329

Amortization expense was $10.5 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively. We estimate amortization expense to be $14.0 million for each of the next three years, $9.9 million in 2023, and $9.1 million in 2024.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated VIE of HFC; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 8:	Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.8 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $5.4 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.5 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2019, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,236,095 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the nine months ended September 30, 2019, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019 (nonvested)	138,016	$31.35
Forfeited	(18,008)	31.22
Outstanding at September 30, 2019 (nonvested)	120,008	$31.37

No restricted units were vested and transferred to recipients during the nine months ended September 30, 2019. As of September 30, 2019, there was $0.9 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of September 30, 2019, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the nine months ended September 30, 2019. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the nine months ended September 30, 2019, is presented below:

Performance Units	Units
Outstanding at January 1, 2019 (nonvested)	51,748
Vesting and transfer of common units to recipients	(10,113)
Forfeited	(5,200)
Outstanding at September 30, 2019 (nonvested)	36,435

The grant date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively. Based on the weighted-average fair value of performance units outstanding at September 30, 2019, of $1.2 million, there was $0.3 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.3 years.

During the nine months ended September 30, 2019, we paid $0.3 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 9:	Debt

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of September 30, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% senior unsecured notes due in 2024 (the “6% Senior Notes”). The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2019. At any

time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Credit Agreement
Amount outstanding	$935,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(3,631)	(4,100)
	496,369	495,900

Total long-term debt	$1,431,869	$1,418,900

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Interest on outstanding debt:
Credit Agreement	$30,959	$27,233
6% Senior Notes	22,500	22,500
Amortization of discount and deferred debt issuance costs	2,307	2,277
Commitment fees and other	1,317	1,450
Total interest incurred	57,083	53,460
Less capitalized interest	24	211
Net interest expense	$57,059	$53,249
Cash paid for interest	$62,195	$58,697

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for 78% of our total revenues for the three and nine months ended September 30, 2019. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of September 30, 2019, these agreements with HFC require minimum annualized payments to us of $349 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $106.0 million and $100.2 million for the three months ended September 30, 2019 and 2018, respectively, and $311.8 million and $295.6 million for the nine months ended September 30, 2019 and 2018, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.9 million for each of the nine months ended September 30, 2019 and 2018.

•
We reimbursed HFC for costs of employees supporting our operations of $13.7 million and $13.1 million for the three months ended September 30, 2019 and 2018, respectively, and $40.5 million and $38.3 million for the nine months ended September 30, 2019 and 2018, respectively.

•
HFC reimbursed us $4.6 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, for expense and capital projects, and $10.4 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively.

•
We distributed $37.6 million and $36.9 million in the three months ended September 30, 2019 and 2018, respectively, and $112.4 million and $109.7 million for the nine months ended September 30, 2019 and 2018, respectively, to HFC as regular distributions on its common units.

•	Accounts receivable from HFC were $35.8 million and $46.8 million at September 30, 2019, and December 31, 2018, respectively.

•	Accounts payable to HFC were $6.7 million and $14.2 million at September 30, 2019, and December 31, 2018, respectively.

•	Deferred revenue in the consolidated balance sheets at September 30, 2019 and December 31, 2018, included $0.6 million and $1.7 million, respectively, relating to certain shortfall billings to HFC.

•
We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million for each of the three months ended September 30, 2019 and 2018, and $1.5 million for each of the nine months ended September 30, 2019 and 2018.

•
We recorded a gain on sales-type leases of $35.2 million during the three months ended September 30, 2019, and we received sales-type lease payments of $2.4 million that were not included in revenues for the three and nine months ended September 30, 2019.

Note 11:	Partners’ Equity, Income Allocations and Cash Distributions

As of September 30, 2019, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. For the nine months ended September 30, 2019, HEP did not issue units under this program. As of September 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

Cash Distributions
On October 17, 2019, we announced our cash distribution for the third quarter of 2019 of $0.6725 per unit. The distribution is payable on all common units and will be paid November 12, 2019, to all unitholders of record on October 28, 2019. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

Our regular quarterly cash distribution to the limited partners will be $68.5 million for the three months ended September 30, 2019 and was $67.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the regular quarterly distribution to the limited partners will be $205.2 million and was $201.3 million for the nine months ended September 30, 2018. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

For purposes of applying the two-class method, including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$82,345	$45,003	$179,217	$131,314
Limited partner’s distribution declared on common units	(68,494)	(67,669)	(205,223)	(201,310)
Net income attributable to the partners in excess of (less than) distributions	$13,851	$(22,666)	$(26,006)	$(69,996)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per unit data)
Net income attributable to the partners:
Distributions declared	$68,494	$67,669	205,223	201,310
Net income attributable to the partners in excess of (less than) distributions	13,851	(22,666)	(26,006)	(69,996)
Net income attributable to the partners	$82,345	$45,003	$179,217	$131,314
Weighted average limited partners' units outstanding	105,440	105,440	105,440	104,908
Limited partners' per unit interest in earnings - basic and diluted	$0.78	$0.43	$1.70	$1.25

Note 13:	Environmental

We expensed $0.3 million for the three and nine months ended September 30, 2019, for environmental remediation obligations, and we expensed $25 thousand and $0.4 million for the three and nine months ended September 30, 2018, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $5.8 million and $6.3 million at September 30, 2019 and December 31, 2018, respectively, of which $3.8 million and $4.3 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.5 million for HFC indemnified liabilities for both periods ending September 30, 2019 and December 31, 2018, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$85,749	$80,608	$250,259	$238,680
Pipelines and terminals - third-party	29,868	25,596	89,388	77,799
Refinery processing units - affiliate	20,278	19,580	61,496	56,949
Total segment revenues	$135,895	$125,784	$401,143	$373,428

Segment operating income:
Pipelines and terminals	$56,944	$56,531	$178,112	$167,748
Refinery processing units	9,906	8,890	27,794	24,832
Total segment operating income	66,850	65,421	205,906	192,580
Unallocated general and administrative expenses	(2,714)	(2,498)	(7,322)	(8,293)
Interest and financing costs, net	(16,564)	(17,502)	(53,737)	(51,668)
Equity in earnings of equity method investments	1,334	1,114	5,217	4,127
Gain on sales-type leases	35,166	—	35,166	—
Gain (loss) on sale of assets and other	142	38	(57)	71
Income before income taxes	$84,214	$46,573	$185,173	$136,817

Capital Expenditures:
Pipelines and terminals	$5,320	$9,389	$23,072	$34,128
Refinery processing units	756	142	756	142
Total capital expenditures	$6,076	$9,531	$23,828	$34,270

	September 30, 2019	December 31, 2018
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,747,930	$1,694,101
Refinery processing units	308,311	312,888
Other	98,034	95,551
Total identifiable assets	$2,154,275	$2,102,540

(1) Includes goodwill of $270.3 million as of September 30, 2019 and December 31, 2018.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

September 30, 2019		Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents		$5,603	$(1,043)	$2,909	$—	$7,469
Accounts receivable		—	46,995	5,218	(261)	51,952
Prepaid and other current assets		145	4,335	299		4,779
Total current assets		5,748	50,287	8,426	(261)	64,200

Properties and equipment, net		—	1,144,873	334,077	—	1,478,950
Operating lease right-of-use assets	0	—	3,424	30	—	3,454
Net investment in leases		—	136,394	—	—	136,394
Investment in subsidiaries		1,829,611	251,700	—	(2,081,311)	—
Intangible assets, net		—	104,824	—	—	104,824
Goodwill		—	270,336	—	—	270,336
Equity method investments		—	82,884	—	—	82,884
Other assets		7,334	5,899	—	—	13,233
Total assets		$1,842,693	$2,050,621	$342,533	$(2,081,572)	$2,154,275

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable		$—	$18,055	$1,561	$(261)	$19,355
Accrued interest		5,884	—	—	—	5,884
Deferred revenue		—	8,964	810	—	9,774
Accrued property taxes		—	5,131	4,135	—	9,266
Current operating lease liabilities		—	777	30	—	807
Current finance lease liabilities		—	5,426	—	—	5,426
Other current liabilities		96	2,830	—	—	2,926
Total current liabilities		5,980	41,183	6,536	(261)	53,438

Long-term debt		1,431,869	—	—	—	1,431,869
Noncurrent operating lease liabilities		—	2,995	—	—	2,995
Noncurrent finance lease liabilities		—	69,168	—	—	69,168
Other long-term liabilities		260	12,245	397	—	12,902
Deferred revenue		—	46,862	—	—	46,862
Class B unit		—	48,557	—	—	48,557
Equity - partners		404,584	1,829,611	251,700	(2,081,311)	404,584
Equity - noncontrolling interest		—	—	83,900	—	83,900
Total liabilities and equity		$1,842,693	$2,050,621	$342,533	$(2,081,572)	$2,154,275

Condensed Consolidating Balance Sheet

December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,043	$—	$3,045
Accounts receivable	—	53,376	5,994	(252)	59,118
Prepaid and other current assets	217	3,542	552	—	4,311
Total current assets	219	56,918	9,589	(252)	66,474

Properties and equipment, net	—	1,193,181	345,474	—	1,538,655
Net investment in leases	—	16,488	—	—	16,488
Investment in subsidiaries	1,850,416	264,378	—	(2,114,794)	—
Intangible assets, net	—	115,329	—	—	115,329
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,840	—	—	83,840
Other assets	9,291	2,127	—	—	11,418
Total assets	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,325	$584	$(252)	$30,657
Accrued interest	13,302	—	—	—	13,302
Deferred revenue	—	8,065	632	—	8,697
Accrued property taxes	—	744	1,035	—	1,779
Current finance lease liabilities	—	936	—	—	936
Other current liabilities	29	2,493	4	—	2,526
Total current liabilities	13,331	42,563	2,255	(252)	57,897

Long-term debt	1,418,900	—	—	—	1,418,900
Noncurrent finance lease liabilities	—	867	—	—	867
Other long-term liabilities	260	13,876	304	—	14,440
Deferred revenue	—	48,714	—	—	48,714
Class B unit	—	46,161	—	—	46,161
Equity - partners	427,435	1,850,416	264,378	(2,114,794)	427,435
Equity - noncontrolling interest	—	—	88,126	—	88,126
Total liabilities and equity	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$99,482	$6,545	$—	$106,027
Third parties	—	23,999	5,869	—	29,868
	—	123,481	12,414	—	135,895
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	40,866	4,058	—	44,924
Depreciation and amortization	—	19,757	4,364	—	24,121
General and administrative	569	2,145	—	—	2,714
	569	62,768	8,422	—	71,759
Operating income (loss)	(569)	60,713	3,992	—	64,136

Other income (expense):
Equity in earnings of subsidiaries	101,638	3,013	—	(104,651)	—
Equity in earnings of equity method investments	—	1,334	—	—	1,334
Interest expense	(18,945)	138	—	—	(18,807)
Interest income	—	2,243	—	—	2,243
Gain on sales-type lease	—	35,166	—	—	35,166
Gain on sale of assets and other	221	(104)	25	—	142
	82,914	41,790	25	(104,651)	20,078
Income before income taxes	82,345	102,503	4,017	(104,651)	84,214
State income tax expense	—	(30)	—	—	(30)
Net income	82,345	102,473	4,017	(104,651)	84,184
Allocation of net income attributable to noncontrolling interests	—	(835)	(1,004)	—	(1,839)
Net income attributable to the partners	$82,345	$101,638	$3,013	$(104,651)	$82,345

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,270	$5,918	$—	$100,188
Third parties	—	21,277	4,319	—	25,596
	—	115,547	10,237	—	125,784
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	32,906	3,090	—	35,996
Depreciation and amortization	—	20,198	4,169	—	24,367
General and administrative	698	1,800	—	—	2,498
	698	54,904	7,259	—	62,861
Operating income (loss)	(698)	60,643	2,978	—	62,923

Other income (expense):
Equity in earnings of subsidiaries	63,731	2,251	—	(65,982)	—
Equity in earnings of equity method investments	—	1,114	—	—	1,114
Interest expense	(18,030)	(12)	—	—	(18,042)
Interest income	—	540	—	—	540
Gain (loss) on sale of assets and other	—	14	24	—	38
	45,701	3,907	24	(65,982)	(16,350)
Income before income taxes	45,003	64,550	3,002	(65,982)	46,573
State income tax expense	—	(39)	—	—	(39)
Net income	45,003	64,511	3,002	(65,982)	46,534
Allocation of net income attributable to noncontrolling interests	—	(780)	(751)	—	(1,531)
Net income attributable to the partners	$45,003	$63,731	$2,251	$(65,982)	$45,003

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$293,096	$18,659	$—	$311,755
Third parties	—	69,764	19,624	—	89,388
	—	362,860	38,283	—	401,143
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	111,644	11,401	—	123,045
Depreciation and amortization	—	59,320	12,872	—	72,192
General and administrative	2,390	4,932	—	—	7,322
	2,390	175,896	24,273	—	202,559
Operating income (loss)	(2,390)	186,964	14,010	—	198,584

Other income (expense):
Equity in earnings (loss) of subsidiaries	238,368	10,572	—	(248,940)	—
Equity in earnings of equity method investments	—	5,217	—	—	5,217
Interest expense	(56,982)	(77)	—	—	(57,059)
Interest income	—	3,322	—	—	3,322
Gain on sales-type lease	—	35,166	—	—	35,166
Gain (loss) on sale of assets	221	(364)	86	—	(57)
	181,607	53,836	86	(248,940)	(13,411)
Income (loss) before income taxes	179,217	240,800	14,096	(248,940)	185,173
State income tax expense	—	(36)	—	—	(36)
Net income (loss)	179,217	240,764	14,096	(248,940)	185,137
Allocation of net income attributable to noncontrolling interests	—	(2,396)	(3,524)	—	(5,920)
Net income attributable to the partners	$179,217	$238,368	$10,572	$(248,940)	$179,217

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$278,083	$17,546	$—	$295,629
Third parties	—	60,795	17,004	—	77,799
	—	338,878	34,550	—	373,428
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	97,064	9,667	—	106,731
Depreciation and amortization	—	61,630	12,487	—	74,117
General and administrative	2,739	5,554	—	—	8,293
	2,739	164,248	22,154	—	189,141
Operating income (loss)	(2,739)	174,630	12,396	—	184,287

Other income (expense):
Equity in earnings (loss) of subsidiaries	187,349	9,344	—	(196,693)	—
Equity in earnings of equity method investments	—	4,127	—	—	4,127
Interest expense	(53,341)	92	—	—	(53,249)
Interest income	—	1,581	—	—	1,581
Gain (loss) on sale of assets and other	45	(37)	63	—	71
	134,053	15,107	63	(196,693)	(47,470)
Income (loss) before income taxes	131,314	189,737	12,459	(196,693)	136,817
State income tax expense	—	(149)	—	—	(149)
Net income (loss)	131,314	189,588	12,459	(196,693)	136,668
Allocation of net income attributable to noncontrolling interests	—	(2,239)	(3,115)	—	(5,354)
Net income attributable to the partners	$131,314	$187,349	$9,344	$(196,693)	$131,314

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(62,229)	$271,657	$31,467	$(12,678)	$228,217

Cash flows from investing activities
Additions to properties and equipment	—	(23,227)	(601)	—	(23,828)
Distributions from UNEV in excess of earnings	—	10,572	—	(10,572)	—
Proceeds from sale of assets	—	265	—	—	265
Distributions in excess of equity in earnings of equity investments	—	693	—	—	693
	—	(11,697)	(601)	(10,572)	(22,870)

Cash flows from financing activities
Net borrowings under credit agreement	12,500	—	—	—	12,500
Net intercompany financing activities	260,362	(260,362)	—	—	—
Contribution from general partner	182	—	—	—	182
Distributions to HEP unitholders	(204,701)	—	—	—	(204,701)
Distributions to noncontrolling interests	—	—	(31,000)	23,250	(7,750)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Purchase units for incentive grants	(255)	—	—	—	(255)
Payments on finance leases	—	(780)	—	—	(780)
Other	(139)	139	—	—	—
	67,830	(261,003)	(31,000)	23,250	(200,923)

Cash and cash equivalents
Increase (decrease) for the period	5,601	(1,043)	(134)	—	4,424
Beginning of period	2	—	3,043	—	3,045
End of period	$5,603	$(1,043)	$2,909	$—	$7,469

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(58,326)	$259,360	$25,722	$(9,344)	$217,412

Cash flows from investing activities
Additions to properties and equipment	—	(28,057)	(6,213)	—	(34,270)
Business and asset acquisitions	—	(6,803)	(38)	—	(6,841)
Distributions from UNEV in excess of earnings	—	7,156	—	(7,156)	—
Proceeds from sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings of equity investments	—	1,368	—	—	1,368
	—	(26,126)	(6,251)	(7,156)	(39,533)

Cash flows from financing activities
Net repayments under credit agreement	(91,000)	—	—	—	(91,000)
Net intercompany financing activities	231,231	(231,231)	—	—	—
Proceeds from issuance of common units	114,839	48	—	—	114,887
Distributions to HEP unitholders	(197,300)	—	—	—	(197,300)
Distributions to noncontrolling interests	—	—	(22,000)	16,500	(5,500)
Contributions from general partner	614	—	—	—	614
Units withheld for tax withholding obligations	(58)	—	—	—	(58)
Other	—	(923)	—	—	(923)
	58,326	(232,106)	(22,000)	16,500	(179,280)

Cash and cash equivalents
Increase (decrease) for the period	—	1,128	(2,529)	—	(1,401)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$1,639	$4,734	$—	$6,375

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of September 30, 2019.

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

Acquisitions
On October 2, 2019, HEP Cushing (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “JV Terminal”). The JV Terminal is expected to be in service during the second quarter of 2020, and the Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Joint Venture assets.

The Joint Venture will contract with an affiliate of HEP to manage the construction and operation of the Pipeline and with an affiliate of Plains to manage the operation of the JV Terminal. The total Joint Venture investment will be shared proportionately among the partners, and HEP estimates its share of the cost of the JV Terminal contributed by Plains and Pipeline construction costs are approximately $65 million.

Agreements with HFC and Delek
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of September 30, 2019, these agreements with HFC require minimum annualized payments to us of $349 million.

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

Table of Contentsril 19,

We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that is also subject to annual tariff rate adjustments. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which currently account for approximately half of HEP’s annual revenues and distributable cash flows from Delek, the agreement terminates as of March 31, 2020. In light of this development, we will explore other potential options with respect to the pipeline and terminal assets that were not subject to the Renewal.

We also have a capacity lease agreement under which we lease space to Delek on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022. As of September 30, 2019, these agreements with Delek require minimum annualized payments to us of $32 million.

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

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,401	$20,803	$(1,402)
Affiliates—intermediate pipelines	7,490	6,772	718
Affiliates—crude pipelines	21,675	20,461	1,214
	48,566	48,036	530
Third parties—refined product pipelines	13,270	11,194	2,076
Third parties—crude pipelines	11,327	10,505	822
	73,163	69,735	3,428
Terminals, tanks and loading racks:
Affiliates	37,183	32,572	4,611
Third parties	5,271	3,897	1,374
	42,454	36,469	5,985

Affiliates—refinery processing units	20,278	19,580	698

Total revenues	135,895	125,784	10,111
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	44,924	35,996	8,928
Depreciation and amortization	24,121	24,367	(246)
General and administrative	2,714	2,498	216
	71,759	62,861	8,898
Operating income	64,136	62,923	1,213
Other income (expense):
Equity in earnings of equity method investments	1,334	1,114	220
Interest expense, including amortization	(18,807)	(18,042)	(765)
Interest income	2,243	540	1,703
Gain on sales-type leases	35,166	—	35,166
Gain (loss) on sale of assets and other	142	38	104
	20,078	(16,350)	36,428
Income before income taxes	84,214	46,573	37,641
State income tax benefit (expense)	(30)	(39)	9
Net income	84,184	46,534	37,650
Allocation of net income attributable to noncontrolling interests	(1,839)	(1,531)	(308)
Net income attributable to the partners	82,345	45,003	37,342
Limited partners’ earnings per unit—basic and diluted	$0.78	$0.43	$0.35
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$123,060	$86,911	$36,149
Adjusted EBITDA (1)	$90,269	$86,911	$3,358
Distributable cash flow (2)	$68,838	$66,598	$2,240

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	129,681	120,024	9,657
Affiliates—intermediate pipelines	153,547	148,347	5,200
Affiliates—crude pipelines	358,867	322,590	36,277
	642,095	590,961	51,134
Third parties—refined product pipelines	67,440	67,112	328
Third parties—crude pipelines	129,222	119,503	9,719
	838,757	777,576	61,181
Terminals and loading racks:
Affiliates	482,291	417,079	65,212
Third parties	59,307	57,990	1,317
	541,598	475,069	66,529

Affiliates—refinery processing units	75,857	65,640	10,217

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,456,212	1,318,285	137,927

Table of Contentsril 19,

	Nine Months Ended September 30,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$60,892	$60,841	$51
Affiliates—intermediate pipelines	22,068	22,496	(428)
Affiliates—crude pipelines	63,447	58,737	4,710
	146,407	142,074	4,333
Third parties—refined product pipelines	40,652	37,124	3,528
Third parties—crude pipelines	33,467	28,245	5,222
	220,526	207,443	13,083
Terminals, tanks and loading racks:
Affiliates	103,852	96,606	7,246
Third parties	15,269	12,430	2,839
	119,121	109,036	10,085

Affiliates—refinery processing units	61,496	56,949	4,547

Total revenues	401,143	373,428	27,715
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	123,045	106,731	16,314
Depreciation and amortization	72,192	74,117	(1,925)
General and administrative	7,322	8,293	(971)
	202,559	189,141	13,418
Operating income	198,584	184,287	14,297
Other income (expense):
Equity in earnings of equity method investments	5,217	4,127	1,090
Interest expense, including amortization	(57,059)	(53,249)	(3,810)
Interest income	3,322	1,581	1,741
Gain on sales-type leases	35,166	—	35,166
Gain (loss) on sale of assets and other	(57)	71	(128)
	(13,411)	(47,470)	34,059
Income before income taxes	185,173	136,817	48,356
State income tax expense	(36)	(149)	113
Net income	185,137	136,668	48,469
Allocation of net income attributable to noncontrolling interests	(5,920)	(5,354)	(566)
Net income attributable to the partners	179,217	131,314	47,903
Limited partners’ earnings per unit—basic and diluted	$1.70	$1.25	$0.45
Weighted average limited partners’ units outstanding	105,440	104,908	532
EBITDA (1)	$305,182	$257,248	$47,934
Adjusted EBITDA (1)	$272,391	$257,248	$15,143
Distributable cash flow (2)	$206,923	$200,878	$6,045

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	130,426	125,642	4,784
Affiliates—intermediate pipelines	141,991	142,371	(380)
Affiliates—crude pipelines	376,518	336,224	40,294
	648,935	604,237	44,698
Third parties—refined product pipelines	71,773	70,830	943
Third parties—crude pipelines	132,101	119,344	12,757
	852,809	794,411	58,398
Terminals and loading racks:
Affiliates	429,660	418,009	11,651
Third parties	62,437	59,776	2,661
	492,097	477,785	14,312

Affiliates—refinery processing units	73,178	67,873	5,305

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,418,084	1,340,069	78,015

Table of Contentsril 19,

(1)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA minus gain on sales-type leases plus pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the adoption of ASU No. 2016-02, "Leases". EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$82,345	$45,003	$179,217	$131,314
Add (subtract):
Interest expense	18,807	18,042	57,059	53,249
Interest income	(2,243)	(540)	(3,322)	(1,581)
State income tax expense	30	39	36	149
Depreciation and amortization	24,121	24,367	72,192	74,117
EBITDA	$123,060	$86,911	$305,182	$257,248
Gain on sales-type leases	(35,166)	—	(35,166)	—
Pipeline tariffs not included in revenues	2,375	—	2,375	—
Adjusted EBITDA	$90,269	$86,911	$272,391	$257,248

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

Table of Contentsril 19,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to the partners	$82,345	$45,003	$179,217	$131,314
Add (subtract):
Depreciation and amortization	24,121	24,367	72,192	74,117
Amortization of discount and deferred debt issuance costs	771	762	2,307	2,278
Revenue recognized (greater) less than customer billings	504	1,294	(2,827)	2,994
Maintenance capital expenditures (3)	(2,118)	(3,198)	(3,477)	(4,504)
Increase (decrease) in environmental liability	91	(150)	(464)	(368)
Decrease in reimbursable deferred revenue	(1,964)	(1,517)	(5,604)	(3,937)
Gain on sales-type leases	(35,166)	—	(35,166)	—
Other	254	37	745	(1,016)
Distributable cash flow	$68,838	$66,598	$206,923	$200,878

(3)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2019	December 31, 2018
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,469	$3,045
Working capital	$10,762	$8,577
Total assets	$2,154,275	$2,102,540
Long-term debt	$1,431,869	$1,418,900
Partners’ equity (4)	$404,584	$427,435

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

Results of Operations—Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Summary
Net income attributable to the partners for the third quarter was $82.3 million ($0.78 per basic and diluted limited partner unit) compared to $45.0 million ($0.43 per basic and diluted limited partner unit) for the third quarter of 2018. During the third quarter of 2019, HEP and HFC renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement meet the definition of sales-type leases, which resulted in an accounting gain of $35.2 million upon the initial recognition of the sales-type leases during the third quarter. Excluding this gain, net income attributable to Holly Energy Partners for the quarter was $47.2 million ($0.45 per basic and diluted limited partner unit), an increase of $2.2 million compared to the same period of 2018. The increase in net income attributable to HEP was mainly due to strong third-party volumes on our UNEV pipeline, higher spot revenues on our crude oil pipeline systems in Wyoming and Utah and stronger terminal and tank volumes at El Dorado and Tulsa. These gains were partially offset by higher operating costs and interest expense.

Table of Contentsril 19,

Revenues
Revenues for the third quarter were $135.9 million, an increase of $10.1 million compared to the third quarter of 2018. The increase was mainly attributable to higher pipeline volumes on our UNEV pipeline and our crude pipeline systems in Wyoming and Utah, which contributed to an increase in overall pipeline volumes of 8%. Along with higher volumes through our refinery tankage and terminals, contractual tariff escalators across our assets also led to an increase in revenues year over year.

Revenues from our refined product pipelines were $32.7 million, an increase of $0.7 million compared to the third quarter of 2018, due to higher throughput and contractual tariff escalators. Shipments averaged 197.1 thousand barrels per day (“mbpd”) compared to 187.1 mbpd for the third quarter of 2018. The volume increase was mainly due to higher volumes on our UNEV pipeline and pipelines servicing HFC's Navajo refinery.

Revenues from our intermediate pipelines were $7.5 million, an increase of $0.7 million compared to the third quarter of 2018, due to higher throughput and contractual tariff escalators. Shipments averaged 153.5 mbpd for the third quarter of 2019 compared to 148.3 mbpd for the third quarter of 2018. The increase in volumes was mainly due to higher throughputs on our intermediate pipelines servicing HollyFrontier's Tulsa refinery.

Revenues from our crude pipelines were $33.0 million, an increase of $2.0 million compared to the third quarter of 2018, and shipments averaged 488.1 mbpd compared to 442.1 mbpd for the third quarter of 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah, as well as contractual tariff escalators.

Revenues from terminal, tankage and loading rack fees were $42.5 million, an increase of $6.0 million compared to the third quarter of 2018. Refined products and crude oil terminalled in the facilities averaged 541.6 mbpd compared to 475.1 mbpd for the third quarter of 2018. The revenue and volume increases were mainly due to higher volumes at HFC's Tulsa and El Dorado refineries, our new Orla diesel rack and our Catoosa, Las Vegas and Spokane terminals.

Revenues from refinery processing units were $20.3 million, an increase of $0.7 million compared to the third quarter of 2018, and throughputs averaged 75.9 mbpd compared to 65.6 mbpd for the third quarter of 2018. The increase in revenue was mainly due to contractual rate increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $44.9 million for the three months ended September 30, 2019, an increase of $8.9 million compared to the third quarter of 2018. The increase was mainly due to higher employee compensation expenses, maintenance costs and property taxes for the three months ended September 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2019, decreased by $0.2 million compared to the three months ended September 30, 2018.

General and Administrative
General and administrative costs for the three months ended September 30, 2019, increased by $0.2 million compared to the three months ended September 30, 2018, mainly due to higher legal expenses for the three months ended September 30, 2019.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$606	$294
Cheyenne Pipeline LLC	728	820
Total	$1,334	$1,114

Equity in earnings of Osage Pipe Line Company, LLC increased for the three months ended September 30, 2019, mainly due to higher crude throughput volumes and lower maintenance project expenses.

Interest Expense
Interest expense for the three months ended September 30, 2019, totaled $18.8 million, an increase of $0.8 million compared to the three months ended September 30, 2018. The increase was primarily due to interest expense associated with higher average

Table of Contentsril 19,

balances outstanding under the Credit Agreement (as defined below) and market interest rate increases under that facility. Our aggregate effective interest rates were 5.2% and 5.1% for the three months ended September 30, 2019 and 2018, respectively.

State Income Tax
We recorded a state income tax expense of $30,000 and $39,000 for the three months ended September 30, 2019 and 2018, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Summary
Net income attributable to the partners for the nine months ended September 30, 2019, was $179.2 million compared to $131.3 million for the nine months ended September 30, 2018. The increase in earnings was primarily due to the gain on sales-type leases as well as higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units and contractual tariff escalators. These gains were partially offset by higher operating costs and interest expense.

Revenues
Revenues for the nine months ended September 30, 2019, were $401.1 million, an increase of $27.7 million compared to the nine months ended September 30, 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units, and contractual tariff escalators.

Revenues from our refined product pipelines were $101.5 million, an increase of $3.6 million compared to the nine months ended September 30, 2018. Shipments averaged 202.2 mbpd compared to 196.5 mbpd for the nine months ended September 30, 2018. The volume and revenue increases were mainly due to higher Delek volumes, higher volumes on pipelines servicing HFC's Woods Cross refinery, which had lower throughput in 2018 due to operational issues, and contractual tariff escalators.

Revenues from our intermediate pipelines were $22.1 million, a decrease of $0.4 million compared to the nine months ended September 30, 2018. Shipments averaged 142.0 mbpd compared to 142.4 mbpd for the nine months ended September 30, 2018. The decrease in revenue was primarily attributable to a decrease in deferred revenue realized.

Revenues from our crude pipelines were $96.9 million, an increase of $9.9 million compared to the nine months ended September 30, 2018. Shipments averaged 508.6 mbpd compared to 455.6 mbpd for the nine months ended September 30, 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah as well as contractual tariff escalators.

Revenues from terminal, tankage and loading rack fees were $119.1 million, an increase of $10.1 million compared to the nine months ended September 30, 2018. Refined products and crude oil terminalled in the facilities averaged 492.1 mbpd compared to 477.8 mbpd for the nine months ended September 30, 2018. The revenue and volume increases were mainly due to volumes at our new Orla diesel rack and higher volumes at the Spokane and Catoosa terminals, partially offset by lower volumes at HFC's Tulsa refinery as a result of the planned turnaround in the first quarter and flooding in the second quarter.

Revenues from refinery processing units were $61.5 million, an increase of $4.5 million compared to the nine months ended September 30, 2018. Throughputs averaged 73.2 mbpd compared to 67.9 mbpd for the nine months ended September 30, 2018. The increase in revenue was mainly due to an adjustment in revenue recognition and contractual rate increases.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2019, increased by $16.3 million compared to the nine months ended September 30, 2018. The increase was mainly due to higher employee compensation expenses, maintenance costs and property taxes.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2019, decreased by $1.9 million compared to the nine months ended September 30, 2018. The decrease was primarily due to lower amortization of intangible assets and asset retirement obligations.

Table of Contentsril 19,

General and Administrative
General and administrative costs for the nine months ended September 30, 2019, decreased $1.0 million compared to the nine months ended September 30, 2018, mainly due to lower employee compensation and consulting costs incurred in the nine months ended September 30, 2019.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investments	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$1,857	$1,895
Cheyenne Pipeline LLC	3,360	2,232
Total	$5,217	$4,127

Equity in earnings of Cheyenne Pipeline LLC increased for the nine months ended September 30, 2019, mainly due to higher crude throughput volumes.

Interest Expense
Interest expense for the nine months ended September 30, 2019, totaled $57.1 million, an increase of $3.8 million compared to the nine months ended September 30, 2018. The increase is primarily due to higher average balances outstanding under our Credit Agreement, and market interest rate increases under that facility. Our aggregate effective interest rates were 5.3% and 5.0% for the nine months ended September 30, 2019 and 2018, respectively.

State Income Tax
We recorded state income tax expense of $36,000 and $149,000 for the nine months ended September 30, 2019 and 2018, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the nine months ended September 30, 2019, we received advances totaling $269.5 million and repaid $257.0 million, resulting in a net increase of $12.5 million under the Credit Agreement and an outstanding balance of $935.5 million at September 30, 2019. As of September 30, 2019, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $464.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the nine months ended September 30, 2019. We intend to use the net proceeds for general partnership purposes, which may include funding working capital, repayment of debt, acquisitions and capital expenditures. As of September 30, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Table of Contentsril 19,

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

In August 2019, we paid a regular cash distribution of $0.6725 on all units in an aggregate amount of $68.5 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents increased by $4.4 million during the nine months ended September 30, 2019. The cash flows provided by operating activities of $228.2 million were more than the cash flows used for financing activities of $200.9 million and investing activities of $22.9 million. Working capital increased by $2.2 million to $10.8 million at September 30, 2019, from $8.6 million at December 31, 2018.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $10.8 million from $217.4 million for the nine months ended September 30, 2018, to $228.2 million for the nine months ended September 30, 2019. The increase was mainly due to increased receipts from customers during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, partially offset by higher payments for operating and interest expenses.

Cash Flows—Investing Activities
Cash flows used for investing activities were $22.9 million for the nine months ended September 30, 2019, compared to $39.5 million for the nine months ended September 30, 2018, a decrease of $16.7 million. During the nine months ended September 30, 2019 and 2018, we invested $23.8 million and $34.3 million in additions to properties and equipment, respectively. During the nine months ended September 30, 2018, we had cash payments of $6.8 million for acquisitions. We also received $0.7 million and $1.4 million for distributions in excess of equity in earnings of equity investments during the nine months ended September 30, 2019 and 2018, respectively.

Cash Flows—Financing Activities
Cash flows used for financing activities were $200.9 million for the nine months ended September 30, 2019, compared to $179.3 million for the nine months ended September 30, 2018, an increase of $21.6 million. During the nine months ended September 30, 2019, we received $269.5 million and repaid $257.0 million in advances under the Credit Agreement. Additionally, we paid $204.7 million in regular quarterly cash distributions to our limited partners and $7.8 million to our noncontrolling interest. During the nine months ended September 30, 2018, we received $256.0 million and repaid $347.0 million in advances under the Credit Agreement. We paid $197.3 million in regular quarterly cash distributions to our limited partners, and distributed $5.5 million to our noncontrolling interest. We also received net proceeds of $114.9 million from the issuance of common units during the nine months ended September 30, 2018.

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

Table of Contentsril 19,

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. We are forecasting to spend approximately $7-8 million for maintenance capital expenditures and approximately $35 million for expansion capital expenditures in 2019. We expect the majority of the expansion capital budget to be invested in refined product pipeline expansions, crude system enhancements, new storage tanks and enhanced blending capabilities at our racks. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of September 30, 2019.

Senior Notes
We have $500 million in aggregate principal amount of 6% Senior Notes due in 2024 (the “ 6% Senior Notes”). We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of September 30, 2019. At any time when the 6% Senior Notes are rated investment grade by both Moody’s and Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 6% Senior Notes.

Indebtedness under the 6% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Credit Agreement	$935,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(3,631)	(4,100)
	496,369	495,900

Total long-term debt	$1,431,869	$1,418,900

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2019 and 2018. PPI has increased an average of 0.8% annually over the past five calendar years, including increases of 3.1% and 3.2% in 2018 and 2017, respectively.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2019, we had an accrual of $5.8 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

Table of Contentsril 19,

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. With the exception of certain of our revenue recognition policies discussed in Note 3 of Notes to the Consolidated Financial Statements, there have been no changes to these policies in 2019. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019, and we elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allows an entity to not recognize on the balance sheet leases with a term of 12 months or less. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Adoption of the standard did not have a material impact on our results of operations or cash flows. See Notes 3 and 4 of Notes to the Consolidated Financial Statements for additional information on our lease policies.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See Note 3 of Notes to the Consolidated Financial Statements for additional information on our revenue recognition policies.

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

Accounting Pronouncements - Not Yet Adopted

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard is effective January 1, 2020, and our preliminary review of historic and expected credit losses indicates the amount of expected credit losses upon adoption would not have a material impact on our financial condition, results of operations or cash flows.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At September 30, 2019, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At September 30, 2019, the fair value of our 6% Senior Notes was $523.2 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at September 30, 2019, would result in a change of approximately $11 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2019, borrowings outstanding under the Credit Agreement were $935.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Written Safety Compliance Program
Holly Energy Partners - Operating, L.P. (“HEP Operating”) received a Notice of Probable Violation (NOPV) dated June 20, 2018 from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  The NOPV follows a routine inspection of HEP's facilities and records and is not in response to an incident.  In the NOPV, PHMSA alleges certain regulatory violations involving HEP Operating’s written safety compliance program for its pipelines, terminals and tanks.  On June 20, 2018, PHMSA proposed a civil penalty and a compliance order that would require HEP Operating to take certain remedial actions.  HEP Operating submitted information to PHMSA to demonstrate compliance regarding several of the allegations. PHMSA issued a Final Order dated August 8, 2019 withdrawing a number of the violations and reducing the civil penalty to an amount less than $100,000. HEP has paid the reduced penalty, and PHMSA will close this matter after HEP completes the work required in the Final Order.

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

The following risk factors, which were previously disclosed in Part 1, “Item 1A Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, is hereby amended and restated in its entirety as follows:

RISKS RELATED TO OUR BUSINESS
We may not be able to retain existing customers or acquire new customers.
The renewal or replacement of existing contracts with our customers at rates sufficient to maintain attractive revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput

Table of Contentsril 19,

agreements with HFC and Delek expire beginning in 2020 through 2036. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which currently account for approximately half of HEP’s annual revenues and distributable cash flows from Delek, the agreement terminates as of March 31, 2020. In light of this development, we will explore other potential options with respect to the pipeline and terminal assets that were not subject to the Renewal. No assurances can be given that we will be able to find new customers or that the tariff rates we achieve on the assets not contractually renewed by Delek will be similar to the tariff rates we had with Delek.
TAX RISKS TO COMMON UNITHOLDERS
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for federal income tax purposes.
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

The Exhibit Index on page 51 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

10.1*	Alon USA, LP Notice of Partial Renewal of Pipelines and Terminals Agreement, dated February 28, 2005, by and among Alon USA, LP and Holly Energy Partners, L.P., dated September 30, 2019.
10.2+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2019, filed August 1, 2019, File No. 1-32225).

10.3
Fifth Amended and Restated Master Throughput Agreement, dated as of July 1, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P.  (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed July 2, 2019, File No. 1-32225).

10.4
Fifth Amendment to the Pipelines and Terminals Agreement, dated August 28, 2019, by and between Holly Energy Partners, L.P. and Alon USA, LP. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed August 30, 2019, File No. 1-32225).

10.5
Sixth Amended and Restated Master Throughput Agreement, dated as of October 2, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K Current Report filed October 3, 2019, File No. 1-32225).

10.6
Twentieth Amended and Restated Omnibus Agreement, dated as of October 2, 2019, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K Current Report filed October 3, 2019, File No. 1-32225).

10.7*+	Form of Performance Unit Agreement.
10.8*+	Form of Phantom Unit Agreement (Employee).
10.9*+	Form of Notice of Grant of Phantom Units.
10.10*	Form of Notice of Grant of Restricted Units (Non-Employee Director Award).
10.11*	Form of Restricted Unit Agreement (Non-Employee Director Award).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Table of Contentsril 19,

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: October 31, 2019	/s/ Richard L. Voliva III
Richard L. Voliva III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2019	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)