Form 10-K
period 2019-12-31
HOLLY ENERGY PARTNERS LP
filed 2020-02-20
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to  _____________
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
On June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common limited partner units held by non-affiliates of the registrant was approximately $1.1 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
105,440,201 shares of common limited partner units were outstanding on February 14, 2020.
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

•	the economic viability of HollyFrontier Corporation ("HFC") and our other customers;

•	the demand for refined petroleum products in markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•	the possibility of reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units;

•	the effects of current and future government regulations and policies;

•	our operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist or cyberattacks and the consequences of any such attacks;

•	general economic conditions;

•	the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

401(k) Plan	128
5% Senior Notes	23
6% Senior Notes	89
6.5% Senior Notes	90
Allocation Date	40
ASC	59
ASC 842	61
ASU	61
bpd	7
Board	109
Change in Control Policy	129
COBRA	143
Credit Agreement	18
Cushing Connect Joint Venture	16
Cushing Connect JV Terminal	16
Cushing Connect Pipeline	16
Cushing Connect VIEs	80
CWA	26
Delek	6
EBITDA	45
Effectively connected income	39
Exchange Act	107
FASB ASC Topic 718	118
FCC	16
FERC	7
Frontier Aspen	9
Frontier Pipeline	9
GAAP	45
GHG	27
Guarantor subsidiaries	98
HEP	6
HEP Cushing	16
HEP Logistics	6
HFC	3
HFC Change in Control Agreements	129
HLS	6
IBR	82
ICA	19
IDR Restructuring Transaction	6
IDRs	6
Incentive Compensation	130
IRS	37
Long-Term Incentive Plan	117
LPG	6
Magellan	7
mbbls	7
Meridian	115

Mid-America	8
MMSCFD	10
non-employee directors	116
NQDC Plan	117
NYSE	110
Omnibus Agreement	17
Osage	11
Parent	98
Partnership	63
PCAOB	115
PHMSA	18
Plains	7
PPI	8
Presiding Director	109
Renewal	17
SEC	6
Secondment Agreement	17
SLC Pipeline	9
Tortoise	151
TUR	133
UNEV	9
VIE	80
WOTUS	26

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
Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. At December 31, 2019, HFC owned approximately 57% of our outstanding common units as well as a non-economic general partner interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 16 to our consolidated financial statements in Part II, Item 8.

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
On October 31, 2017, we closed on a restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights ("IDRs") held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP (the "IDR Restructuring Transaction"). In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020.

PIPELINES AND TERMINALS

Pipelines

Our refined product pipelines transport light refined products from HFC’s Navajo refinery in New Mexico and Delek’s Big Spring refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, and Oklahoma and from various refineries in Utah, Wyoming, and Montana (including HFC's Woods Cross refinery in Utah) to Las Vegas, Nevada and Cedar City, Utah. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and liquefied petroleum gases ("LPGs") (such as propane, butane and isobutane).

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

HFC shipped an aggregate of 63% of the petroleum products transported on our refined product pipelines, 99% of the throughput volumes transported on our intermediate pipelines, and 74% of the throughput on our crude pipelines in 2019.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Volumes transported for barrels per day ("bpd"):
HFC	633,270	622,088	556,516	542,762	558,027
Third parties	204,052	187,717	99,847	75,909	73,555
Total	837,322	809,805	656,363	618,671	631,582
Total barrels in thousands (“mbbls”)	305,623	295,579	239,572	226,434	230,527

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

Osage Pipe Line Company, LLC
This 135-mile pipeline, which FERC regulates, supplies HFC's El Dorado Refinery with crude oil from Cushing, Oklahoma and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. HEP has a 50% interest in this entity and is the operator of the pipeline.

Cheyenne Pipeline LLC
This 87-mile crude oil pipeline, which FERC regulates, runs from Fort Laramie, Wyoming to Cheyenne, Wyoming. HEP owns a 50% interest in this entity; the pipeline is operated by an affiliate of Plains All American Pipeline, L.P. ("Plains").

Southwest Region

Artesia, New Mexico to El Paso, Texas
These 377 miles of pipeline are comprised of five main segments which are regulated by FERC. The segments primarily ship refined product produced at the Navajo refinery to El Paso terminals: (1) 156 miles of 6-inch pipeline from HFC's Navajo refinery to HFC's El Paso terminal and Magellan Midstream Partners' (“Magellan”) El Paso terminal, (2) 82 miles of 12-inch pipeline from HFC's Navajo refinery to our Orla tank farm, (3) 126 miles from our Orla tank farm to outside El Paso, (4) seven miles from outside El Paso to HFC's El Paso terminal and (5) six miles of 12-inch pipeline from outside El Paso to Magellan's El Paso terminal.

Refined products destined to HFC's El Paso terminal and Magellan's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile segment that extends from HFC's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155-mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC ("Mid-America") under a long-term lease agreement which expires in 2027 with an option to renew for an additional 10 years. The current monthly lease payment is $549,000 (subject to adjustments for changes in Producer Price Index ("PPI")) to the owner/operator, Mid-America. HFC is the only shipper on this pipeline.

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

Wichita Falls, Texas to Duncan, Oklahoma
This 47-mile, common carrier pipeline is regulated by FERC and transports refined product from the Wichita Falls terminal to Delek's Duncan terminal. Delek is the only shipper on this pipeline.

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

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Pipe Line Company's terminal is used for product shipments to and through the Pioneer terminal, (2) another 4-mile segment is used to ship refined product from HFC's Woods Cross refinery to the pipeline owned by UNEV Pipeline, LLC ("UNEV") origin pump station, (3) a 4-mile segment from HFC's Woods Cross refinery to MPLX LP’s Salt Lake City products pipeline is used for product shipments from HFC’s Woods Cross refinery to MPLX LP's Northwest Pipeline origin station and (4) a 1- mile segment is used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HFC is the only shipper on the three former segments and Chevron is the only shipper on the fourth, common carrier segment.

UNEV refined product pipeline
The 427-mile UNEV products pipeline, which FERC regulates, is a common carrier pipeline used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. This pipeline is owned by UNEV. HEP owns a 75% interest in UNEV and HEP is the operator of this pipeline.

SLC Pipeline
This 95-mile crude oil pipeline (the "SLC Pipeline"), which FERC regulates, is used to transport crude into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline (described below) as well as crude flowing from Wyoming and Colorado via the Marathon Wamsutter system. HEP owns a 100% interest in this pipeline after purchasing the remaining 75% interest, effective October 31, 2017.

Frontier Aspen Pipeline
This 289-mile crude oil pipeline (the "Frontier Pipeline"), which FERC regulates, spans from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline. HEP owns a 100% interest in this pipeline after purchasing the remaining 50% interest, effective October 31, 2017.

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12	221	95,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300	(7)
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	10	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Evans Junction to Artesia, NM	8	12	107	(6)
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	80,000
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	61	62,000
SLC Pipeline	16	95	120,000
Frontier Pipeline	16	289	72,000

(1)	Includes 15,000 bpd capacity on the Orla to El Paso segment of this pipeline, leased to Delek under capacity lease agreements.

(2)	The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America under a long-term lease agreement.

(3)	Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.

(4)	Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.

(5)	The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD and 10 MMSCFD, and the two liquid pipelines are 45,000 bpd and 60,000 bpd.

(6)	The capacity is in MMSCFD per day.

(7)	Pipeline is currently idled.

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

Our crude terminal receives crude from Osage Pipe Line Company, LLC's ("Osage") pipeline and derives most of its revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Refined products and crude terminalled for (bpd):
HFC	422,119	413,525	428,001	413,487	391,292
Third parties	61,054	61,367	68,687	72,342	78,403
Total	483,173	474,892	496,688	485,829	469,695
Total (mbbls)	176,358	173,336	181,291	177,813	171,439

Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 10,454,000 barrels of storage.

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

Cushing Connect Terminal Holdings LLC
This entity owns 1.5 million barrels of crude oil storage in Cushing, Oklahoma, which is expected to be placed in service during the second quarter of 2020. HEP owns a 50% interest in this entity; the terminal is operated by an affiliate of Plains.

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

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Delek's Big Spring refinery, which accounted for all of its volumes in 2019. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Delek is the only customer at this terminal.

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

Orla, Texas terminal
This terminal receives diesel from HFC's Navajo refinery in Artesia, NM and delivers diesel to the truck rack at the facility. HFC is the only customer at this truck rack.

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

Wichita Falls, Texas terminal
This terminal receives refined product from Delek's Big Spring refinery, which accounted for all of its volumes in 2019. Refined product received at this terminal is sold via a truck rack or shipped via pipeline connections to Delek’s terminal in Duncan, Oklahoma and also to NuStar Energy L.P.’s Southlake Pipeline. Delek is the only customer at this terminal.

Northwest Region

Frontier Anshutz and Frontier Arepi Stations
Tankage at these two terminals on the Frontier Pipeline in Wyoming is used to store various grades of crude shipped on the Frontier Pipeline.

Mountain Home, Idaho terminal
We receive jet fuel from third parties at this terminal that is transported on MPLX LP's Salt Lake City to Boise, Idaho pipeline. We then transport the jet fuel from the Mountain Home terminal through our 13-mile pipeline to the United States Air Force base outside of Mountain Home. Our pipeline associated with this terminal is the only pipeline that supplies jet fuel to the air base. We are paid a single fee, from the Defense Energy Support Center, for injecting, storing, testing and transporting jet fuel at this terminal.

Spokane, Washington Terminal
This terminal is connected to the Woods Cross refinery via MPLX LP's common carrier pipeline. The Spokane terminal is also supplied by rail and truck. Refined product received at this terminal is sold locally, via the truck rack. We have several major customers at this terminal.

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

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	210,000	8	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Mountain Home, ID(2)	122,000	4	Pipeline	Pipeline
Spokane, WA	466,000	32	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	263,000	12	Pipeline	Truck/Pipeline
Las Vegas, NV	442,000	12	Pipeline/Truck	Truck
Cedar City, UT	226,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	178,000	6	Pipeline	Pipeline
Orla, TX	45,000	1	Pipeline	Truck
El Dorado, KS crude tankage	1,116,000	11	Pipeline	Pipeline
Stations along the SLC and Frontier pipelines	383,000	7	Pipeline	Pipeline
Stations in the Texas, New Mexico crude system	484,000	16	Pipeline	Pipeline
Catoosa, OK	127,000	8	Truck/Rail	Truck
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa facility railyard	N/A	N/A	Rail	Rail
Cheyenne facility truck racks	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	4,422,000

(1)	Inactive

(2)	Handles only jet fuel.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	191,000	Crude oil	4
Lovington, NM	291,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,992,000	Crude oil and refined product	61
Cheyenne, WY	1,770,000	Crude oil and refined product	49
El Dorado, KS	4,020,000	Refined and intermediate product	87
Total	10,454,000

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

Our refinery processing units are managed by refinery personnel seconded from HFC; significant assets are grouped accordingly and described below.

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

The acquisitions above and their basis of presentation are described further in Notes 1 and 2 in notes to consolidated financial statements of HEP, and the descriptions in Notes 1 and 2 are incorporated herein by reference.

INVESTMENT IN JOINT VENTURE

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by us.

The investment above and the basis of presentation is described further in Note 3 in notes to consolidated financial statements of HEP, and the description in Note 3 is incorporated herein by reference.

AGREEMENTS WITH HFC AND DELEK

We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2019, these agreements with HFC require minimum annualized payments to us of $348 million.
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
We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under the pipelines and terminals agreement for an additional five-year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which currently account for approximately $15 million to $16 million of HEP’s annual revenues from Delek, the agreement terminates as of March 31, 2020. In light of this development, we are exploring other potential options with respect to the pipeline and terminal assets that were not subject to the Renewal.

We also have a capacity lease agreement under which we lease space to Delek on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022.

As of December 31, 2019, these agreements with Delek require minimum annualized payments to us of $32 million before considering the refined product pipelines and refined product terminals that were not subject to the Renewal.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2019) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, directors’ compensation, and registrar and transfer agent fees.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2020 capital budget is comprised of approximately $8 million to $12 million for maintenance capital expenditures, $5 million to $7 million for refinery unit turnarounds and $45 to $50 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2020 expansion capital budget to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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
In addition, many states have adopted regulations, similar to, or which go above and beyond, existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines.
We perform preventive and normal maintenance on all of our pipeline and terminal systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipelines and other assets as required by regulations. We inject corrosion inhibitors as necessary into our mainlines to help control internal corrosion. External coatings and impressed current cathodic protection systems are used to protect against external corrosion. We regularly monitor, test and record the effectiveness of these corrosion-inhibiting systems. We monitor the structural integrity of covered segments of our pipeline systems through a program of periodic internal inspections using electronic “smart pigs”, hydrostatic testing, and other measures. We follow these inspections with a review of the data, and we make repairs as necessary to maintain the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other appropriate integrity testing methods. This approach is intended to allow the pipelines that have the greatest risk potential to receive the highest priority in being scheduled for inspections or pressure tests for integrity. Nonetheless, the adoption of new or amended regulations or the reinterpretation of existing laws and regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators.
Maintenance facilities containing equipment for pipe repairs, spare parts, and trained response personnel are located along the pipelines. Employees participate in simulated spill response exercises on a regular basis. Also they participate in actual spill response boom deployment exercises in planned spill scenarios in accordance with Oil Pollution Act of 1990 requirements.
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

For further information on pipeline safety and regulatory requirements related to maintenance, see our risk factor "Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays or costs of operation."
COMPETITION
As a result of our physical integration with HFC’s refineries, our contractual relationship with HFC under the Omnibus Agreement and the HFC pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of crude oil transported to or refined products transported from HFC’s refineries, particularly during the terms of our long-term transportation agreements with HFC expiring between 2021 and 2036.
However, we do face competition from other pipelines that may be able to supply the end-user markets of HFC or other customers with refined products on a more competitive basis. Additionally, if HFC’s wholesale customers reduced their purchases of refined products due to the increased availability of cheaper product from other suppliers or for other reasons, the volumes transported through our pipelines could be reduced, which, subject to the minimum revenue commitments, could cause a decrease in cash and revenues generated from our operations.
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
RATE REGULATION

Some of our existing pipelines are considered interstate common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the "ICA"). The ICA requires that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

The Energy Policy Act of 1992 deemed petroleum products pipeline tariff rates that were (i) in effect for the 365-day period ending on the date of enactment or (ii) in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, in each case, to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. Petroleum products pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.
While FERC regulates the rates for interstate shipments on our refined product pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments in Texas and the Oklahoma Corporation Commission regulates the rates for intrastate shipments in Oklahoma. State commissions have generally not been aggressive in regulating common carrier pipelines and generally have not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, a state regulatory commission could investigate our rates if such a challenge were filed.
ENVIRONMENTAL REGULATION AND REMEDIATION
Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the potential discharge of materials into the environment, or otherwise relating to the protection of the environment and natural resources. These laws and regulations may require us to obtain permits for our operations or result in the imposition of strict requirements relating to air emissions, biodiversity, wastewater discharges, waste management, spill planning and prevention and the remediation of contamination. As with the industry generally, compliance with existing, changing, and new laws, regulations, interpretations and guidance increases our overall cost of business, including our capital costs to construct, maintain, upgrade and operate equipment and facilities. These laws and regulations affect our operations, maintenance, capital expenditures and net income, as well as those of our competitors. These laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, and injunctions, construction bans or delays; delays in the permitting, development or expansion of projects; limitations or prohibitions on certain operations; and reputational harm. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Environmental groups frequently challenge pipeline infrastructure projects. Moreover, a major discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.
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

There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2019, we have an accrual of $5.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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
EMPLOYEES
Neither we nor our general partner has employees. Direct support for our operations is provided by HLS, which utilizes 299 people employed by HFC dedicated to performing services for us. We reimburse HFC for direct expenses that HFC or its affiliates incurs on our behalf for these employees.  HFC considers its employee relations to be good.
Under the Secondment Agreement with HFC, certain employees of HFC are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

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

We depend on HFC (particularly its Navajo and Woods Cross refineries) for a substantial portion of our revenues; if those revenues were significantly reduced or if HFC's financial condition materially deteriorated, there would be a material adverse effect on our results of operations.

For the year ended December 31, 2019, HFC accounted for 66% of the revenues of our petroleum product and crude pipelines, 87% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at its refineries, our revenues and cash flow would decline.

Any significant reduction in production at HFC’s Navajo or Woods Cross refineries could reduce throughput in our pipelines, terminals and refinery processing units, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2019, production from HFC's Navajo and Woods Cross refineries accounted for approximately 50% of the throughput volumes transported by our refined product, intermediate and crude pipelines. Our Woods Cross refinery processing units also accounted for 73% of our refinery processing units revenues.

Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•	competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;

•
operational problems such as catastrophic events at the refinery, terrorist or cyberattacks, domestic vandalism, labor difficulties, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;

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

The effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected by the shutdown. We have no control over the factors that may lead to a shutdown or the measures HFC may take in response to a shutdown. HFC makes all decisions at each of its refineries concerning levels of production, regulatory compliance, refinery turnarounds (planned shutdowns of individual process units within the refinery to perform major maintenance activities), labor relations, environmental remediation, emission control and capital expenditures and is responsible for all related costs. HFC is not under contractual obligation to us to maintain operations at its refineries.

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

We have limited asset and geographic diversification, especially our large concentration of pipeline assets serving HFC's Navajo refinery, an adverse development in our business (including adverse developments due to catastrophic events or weather, terrorist or cyberattacks, domestic vandalism, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products), could have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations.

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

As of December 31, 2019, the principal amount of our total outstanding debt was $1,466 million. On February 4, 2020, we closed a private placement of $500 million 5.0% senior notes due 2028 (the “5% Senior Notes”). On February 5, 2020, we redeemed our $500 million 6% Senior Notes due 2024. Various limitations in our Credit Agreement and the indenture for our 5.0% Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

Our leverage could have important consequences. We require substantial cash flow to meet our payment obligations with respect to our indebtedness. Our ability to make scheduled payments, to refinance our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to then-current economic conditions and to financial, business, competitive, regulatory and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our Credit Agreement to service our indebtedness. However, a significant downturn in our business or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot guarantee that we would be able to refinance our existing indebtedness at maturity or otherwise or sell assets on terms that are commercially reasonable.

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain transactions. The agreements governing our debt generally require us to comply with various affirmative and negative covenants including the maintenance of certain financial ratios and restrictions on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments and granting liens. Our leverage may affect adversely our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisitions, construction or development activities, or to otherwise realize fully the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage also may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

We may not be able to retain existing customers or acquire new customers.

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput agreements with HFC and Delek will expire beginning in 2020 through 2026. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five-year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which currently account for approximately $15 million to $16 million of our annual revenues from Delek, the agreement terminates as of March 31, 2020. In light of this development, we are exploring other potential options with respect to the pipeline and terminal assets that were not subject to the Renewal. No assurances can be given that we will be able to find new customers or that the tariff rates we achieve on the assets not contractually renewed by Delek will be similar to the tariff rates we had with Delek.

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

Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to:

•	continue our business as currently structured and/or conducted;

•	meet our obligations as they come due;

•	execute our growth strategy;

•	complete future acquisitions or construction projects;

•	take advantage of other business opportunities; or

•	respond to competitive pressures.

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

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, vendors or other counterparties. We derive a significant portion of our revenues from contracts with key customers, particularly HFC, under its pipelines and terminals, tankage, tolling and throughput agreements. To the extent that our customers may be unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.

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

A material decrease in the supply, or a material increase in the price, of crude oil available to HFC's refineries, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.

The volume of refined products we transport in our refined product pipelines depends on the level of production of refined products from HFC's refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers' operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.

Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We and our shippers have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation, global market conditions, actions by foreign nations and the availability and cost of capital, or over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. Similarly, a material increase in the price of crude oil supplied to our shippers' refineries without an increase in the market value of the products produced by the refineries, either temporary or permanent, which causes a reduction in the production of refined products at the refineries, would cause a reduction in the volumes of refined products we transport, and our cash flow could be adversely affected.

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

Environmental laws and regulations have raised operating costs for the oil and refined products industry, and compliance with such laws and regulations may cause us, and the HFC and other refineries that we support, to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Future environmental, health and safety requirements (or changed interpretations of existing requirements) and regulatory changes generally may impose new and/or more stringent requirements on our assets and operations and require us to incur potentially material expenditures to ensure our continued compliance.

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and worker health and safety laws and regulations. In May 2015, the EPA published a final rule that has the potential to greatly expand the definition of "waters of the United States" (“WOTUS”) under the federal Clean Water Act ("CWA") and the jurisdiction of the Corps, but in September 2019 the EPA and Corps rescinded the WOTUS rule. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of WOTUS relative to the prior 2015 rulemaking. However, legal challenges to the new rule are expected, and multiple challenges to the EPA’s prior rulemakings remain pending leaving the scope of jurisdiction under the CWA uncertain at this time. Any increase in scope could result in increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. These and other authorizations and permits are subject to revocation, renewal, modification, or third-party challenge, and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There are various risks associated with greenhouse gases and climate change legislation or regulations that could result in increased operating costs and reduced demand for our services.

Climate change continues to attract considerable attention in the United States. Numerous proposals have been made and could continue to be made at the national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate such future emissions. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

The EPA has determined that emissions of carbon dioxide, methane and other GHG emissions present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. The U.S. Supreme Court has also found that GHG emissions constitute a pollutant under the CAA. Accordingly, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or to control or reduce emissions of GHGs, including methane, from such sources. In addition, the EPA, together with the DOT, implement GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the crude oil and refined products that we deliver. Additionally, political, litigation and financial risks related to climate change may result in curtailed refinery activity, increased regulation, or other adverse direct and indirect effects on our business, financial condition and results of operations.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
We are regulated under federal pipeline safety statutes by DOT through the Pipeline and Hazardous Materials Safety Administration ("PHMSA"). PHMSA sets and enforces pipeline safety regulations. Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on our operations. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations, issue orders directing compliance, and issue orders directing corrective action to abate hazardous conditions. Among other things, pipeline safety laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened assessment, analysis, prevention and repair activities. Routine assessments under the integrity management program may result in findings that require repairs or other actions.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly safety standards could possibly have a substantial effect on us and similarly situated midstream operators. For example, in October 2019, PHMSA published two final rules on pipeline safety. The Enhanced Emergency Order Procedures rule (effective December 2, 2019) implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if unsafe conditions or practices, or a combination thereof, constitutes or causes an imminent hazard. The Safety of Hazardous Liquid Pipelines rule (effective July 1, 2020) expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid gravity pipelines and rural gathering pipelines, establishing additional integrity management requirements for hazardous liquid pipelines that could affect high consequence areas, adding new assessment and integrity requirements for certain other hazardous liquid pipelines, and expanding various inspection and leak detection requirements. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations.

These changes could result in additional requirements. Any such new and expanded requirements may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We depend on the efficient and uninterrupted operation of hardware and software systems and infrastructure, including our operating, communications and financial reporting systems. These systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. We have implemented safeguards and other preventative measures to protect our systems and data, including sophisticated network security and internal control measures; however, our information technology systems and communications network, and those of our information technology and communication service providers, remain vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, domestic vandalism, Internet failures, computer malware, cyberattacks, data breaches and other events unforeseen or generally beyond our control.

In addition, information technology system failures, network disruptions (whether intentional by a third party or due to natural disaster), breaches of network or data security, or disruption or failure of the network system used to monitor and control pipeline and terminal operations could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, a system failure or data security breach could have a material adverse effect on our financial condition and results of operations.

Cyberattacks or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon information systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. We monitor our information systems on a 24/7 basis in an effort to detect cyberattacks or security breaches. Preventative and detective measures we utilize include independent cyber security audits and penetration tests. We implemented these efforts along with other risk mitigation procedures to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing threat landscape and improve our security posture. Information technology system failures, communications network disruptions (whether intentional by a third party or due to natural disaster), and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable.

Despite our security measures, our information systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of the stored information, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect confidential information and our financial reporting. Even with insurance coverage, a claim could be denied or coverage delayed. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, tornadoes, earthquakes, accidents, fires, explosions, hazardous materials releases, terror or cyberattacks, domestic vandalism, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, or property damage or destruction, as well as a curtailment or interruption in our operations. In addition, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues.

We may not be able to maintain or obtain insurance of the type and amount we desire at commercially reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, our premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

There can be no assurance that insurance will cover all or any damages and losses resulting from these types of hazards. We are not fully insured against all risks or incidents to our business and therefore, we self-insure certain risks. We are not insured against all environmental accidents that might occur, other than limited coverage for certain third party sudden and accidental claims. Our property insurance includes business interruption coverage for lost profit arising from physical damage to our facilities. If a significant accident or event occurs that is self-insured or not fully insured, our operations could be temporarily or permanently impaired, our liabilities and expenses could be significant and it could have a material adverse effect on our financial position. Because our partnership agreement requires us to distribute all available cash (less operating surplus cash reserves) to our unitholders, we do not have the same flexibility as other legal entities to accumulate cash to protect against underinsured or uninsured losses.

Competition from other pipelines that may be able to supply our shippers' customers with refined products at a lower price could cause us to reduce our rates or could reduce our revenues.

We and our shippers could face increased competition if other pipelines are able to supply our shippers' end-user markets competitively with refined products. For example, increased supplies of refined product delivered by Kinder Morgan's El Paso to Phoenix pipeline could result in additional downward pressure on wholesale-refined product prices and refined product margins in El Paso and related markets. Additionally, further increases in products from Gulf Coast refiners entering the El Paso and Arizona markets on this and other pipelines and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines could cause a decline in the demand for refined product from HFC. This could reduce our opportunity to earn revenues from HFC in excess of its minimum volume commitment obligations.

An additional factor that could affect some of HFC's markets is excess pipeline capacity from the West Coast into our shippers' Arizona markets. Additional increases in shipments of refined products from the West Coast into our shippers' Arizona markets could result in additional downward pressure on refined product prices that, if sustained over the long term, could influence product shipments by HFC to these markets.

Any reduction in the capacity of, or the allocations to, our shippers on interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.

HFC and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, catastrophic events, terror or cyberattacks, domestic vandalism or other causes could result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volumes of refined products over interconnecting pipelines, the allocations to existing shippers in these pipelines would be reduced, which could also reduce volumes transported in our pipelines or through our terminals.

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

Rate regulation, changes to rate-making rules, or a successful challenge to the rates we charge on our pipeline systems may reduce our revenues and the amount of cash we generate.

FERC regulates the tariff rates for interstate movements and state regulatory authorities regulate the tariff rates for intrastate movements on our pipeline systems. These regulatory agencies periodically implement new rules, regulations, and policies that may adversely affect our terms and conditions of service as well as the rates charged for our services or our costs of operation.

Additionally, these agencies have the responsibility of determining compliance with the laws they administer and orders they issue. For example, FERC has monetary penalty authority under the ICA, and failure to comply with the ICA or FERC’s regulations or orders could subject us to penalty liability. Should an agency determine our pipelines are subject to additional regulation or determine that we failed to comply with applicable law, it could adversely affect our results of operations, revenues, and profitability.
The primary oil pipeline rate-making methodology of FERC is price indexing. We use this methodology for all of our FERC-regulated interstate transportation services. The indexing method allows a pipeline to increase its rates based on a percentage change in the PPI for finished goods. If the index falls, we will be required to reduce our rates that are based on FERC's price indexing methodology if they exceed the new maximum allowable rate. If the FERC price indexing methodology permits a rate increase that is not large enough to fully reflect actual increases in our costs, we may need to file for a rate increase using an alternative method with a higher burden of proof and without the guarantee of success. These FERC rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs.

If a party with an economic interest were to file either a protest of our proposal for increased rates or a complaint against our existing tariff rates or terms and conditions of service, or FERC were to initiate an investigation of our existing rates or terms and conditions of service, then our rates and tariff provisions could be subject to detailed review. If our proposed rate increases were found to be in excess of levels justified by our cost of service, FERC could order us to reduce our rates, and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found to be in excess of our cost of services, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. Due to the complexity of ratemaking, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.

In March and July of 2018, FERC issued a revised policy statement and order on rehearing in which it expressed a general policy that it will no longer permit an income tax allowance to be included in the cost-of-service rates for interstate pipelines structured as pass-through entities. FERC also indicated that it will incorporate the effects of the revised policy statement and the effects of the income tax rate reductions provided by the Tax Cuts and Jobs Act of 2017 in its review of the oil pipeline index level to be effective July 1, 2021. Depending on how FERC incorporates its most recent tax policy statement and the tax rate reduction into its next index review, which is scheduled to become effective in 2021, our ability to increase our index-based rates could be negatively impacted.

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

Our pipelines that are not currently regulated by FERC or a state commission may in the future become subject to such regulation. They may become regulated through construction or acquisition of new facilities, a change in law, a change in the interpretation of existing law, or upon a shipper complaint.

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

The long-term impact of (and threat of future) terrorist attacks and domestic vandalism, on the energy transportation industry in general, and on us in particular, is unknown. Any attack on our facilities, those of our customers and, in some cases, those of other pipelines could have a material adverse effect on our business. Increased security measures taken by us as a precaution against possible terrorist attacks or domestic vandalism have resulted in increased costs to our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations.  These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets or our operations could be disrupted. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and or inaccurate information reported from our operations.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products or instability in the financial markets that could restrict our ability to raise capital.

In addition, changes in the insurance markets attributable to terrorist attacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital, including our ability to repay or refinance debt.

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

The credit and business risk profiles of our general partner, and of HFC as the indirect owner of our general partner, may be factors in credit evaluations of us as a master limited partnership due to the significant influence of our general partner and its indirect ownership over our business activities, including our cash distribution policy, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.

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

•
severe adverse weather conditions, natural disasters, terror or cyberattacks, domestic vandalism other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

For example, we may not be able to complete the construction of the Cushing Connect Pipeline within the approved budget.  Our joint venture partner shares in 10% of the construction cost overrun with us 50/50.  Any costs that exceed 10% of the budget are borne solely by us. If we are unable to complete capital projects at their expected costs or in a timely manner our financial condition, results of operations, or cash flows could be materially and adversely affected.

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

Our future success depends to a large extent on the services of HLS's Board of Directors, key senior executives and key senior employees who provide services to us. Also, our business depends on the continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key person” life insurance for any executives. Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks.

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

•
neither our partnership agreement nor any other agreement requires HFC to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery, or what markets to pursue or grow;

•	HFC's directors and officers have a fiduciary duty to make business decisions in the best interests of the stockholders of HFC;

•	our general partner is allowed to take into account the interests of parties other than us, such as HFC, in resolving conflicts of interest;

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

Under our Omnibus Agreement, we are obligated to pay HFC an administrative fee of currently $2.6 million per year for the provision by HFC or its affiliates of various general and administrative services for our benefit. The administrative fee is subject to an annual upward adjustment for changes in PPI. In addition, we are required to reimburse HFC pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our processing, refining, pipeline and tankage assets. We can neither provide assurance that HFC will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HFC fails to provide us with adequate personnel, our operations could be adversely impacted.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2019, HEP has issued 2.4 million units under this program for gross consideration of $82.3 million.

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

Our partnership agreement requires us to distribute all available cash to our unitholders; however, it also requires our general partner to deduct from operating surplus cash reserves that it establishes are necessary to fund our future operating expenditures. In addition, our partnership agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available to make the required payments to our debt holders or distributions on our common units every quarter.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. From time to time, members of Congress propose and consider similar substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future, which could also negatively impact the value of an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on their behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each affected current and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our affected current and former unitholders take such audit adjustment into account and pay any resulting taxes (including any applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties or interest, our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on their behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” being allocated to unitholders as taxable income without any increase in our cash available for distribution. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from the unitholder with respect to that income.

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

A substantial portion of the amount realized from the sale of a unitholder's common units, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. Thus, the unitholder may recognize both ordinary income and capital loss from the sale of such units if the amount realized on a sale of such units is less than the unitholder's adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which the unitholder sells its units, the unitholder may recognize ordinary income from our allocations of income and gain to the unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If this limitation were to apply with respect to a taxable year, it could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized or if they will be finalized in their current form.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month (the "Allocation Date") based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, it would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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
In the ordinary course of business, we may become party to legal, regulatory or administrative proceedings or governmental investigations, including environmental and other matters. Damages or penalties may be sought from us in some matters and certain matters may require years to resolve.  While the outcome and impact of these proceedings and investigations on us cannot be predicted with certainty, based on advice of counsel, management believes that the resolution of these proceedings and investigations, through settlement or adverse judgment, will not, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Our common limited partner units are traded on the New York Stock Exchange under the symbol “HEP.”

As of February 13, 2020, we had approximately 17,169 common unitholders, including beneficial owners of common units held in street name.

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

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2019	—	$—	—	$—
November 2019	54,106	$22.46	—	$—
December 2019	13,822	$22.00	—	$—
Total for October to December 2019	67,928		—

The units reported represent (a) purchases of 54,106 common units in the open market for delivery to the recipients of our restricted unit, phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 13,822 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards or phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$532,777	$506,220	$454,362	$402,043	$358,875
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	161,996	146,430	137,605	123,986	105,556
Depreciation and amortization	96,705	98,492	79,278	70,428	63,306
General and administrative	10,251	11,040	14,323	12,532	12,556
	268,952	255,962	231,206	206,946	181,418
Operating income	263,825	250,258	223,156	195,097	177,457
Equity in earnings of equity method investments	5,180	5,825	12,510	14,213	4,803
Interest expense	(76,823)	(71,899)	(58,448)	(52,552)	(37,418)
Interest income	5,517	2,108	491	440	526
Gain on sales-type leases	35,166	—	—	—	—
Loss on early extinguishments of debt	—	—	(12,225)	—	—
Remeasurement gain on preexisting equity interests	—	—	36,254	—	—
Gain on sale of assets and other	272	121	422	677	486
	(30,688)	(63,845)	(20,996)	(37,222)	(31,603)
Income before income taxes	233,137	186,413	202,160	157,875	145,854
State income tax expense	(41)	(26)	(249)	(285)	(228)
Net income	233,096	186,387	201,911	157,590	145,626
Allocation of net loss attributable to Predecessor	—	—	—	10,657	2,702
Allocation of net income attributable to noncontrolling interests	(8,212)	(7,540)	(6,871)	(10,006)	(11,120)
Net income attributable to the partners	224,884	178,847	195,040	158,241	137,208
General partner interest in net income, including incentive distributions(1)	—	—	(35,047)	(57,173)	(42,337)
Limited partners’ interest in net income	$224,884	$178,847	$159,993	$101,068	$94,871
Limited partners’ earnings per unit – basic and diluted(1)	$2.13	$1.70	$2.28	$1.69	$1.60
Distributions per limited partner unit	$2.6875	$2.6475	$2.5475	$2.3625	$2.2025

Other Financial Data:
Cash flows from operating activities	$297,061	$295,213	$238,487	$243,548	$231,442
Cash flows from investing activities	$(46,260)	$(52,343)	$(286,273)	$(143,030)	$(246,680)
Cash flows from financing activities	$(240,559)	$(247,601)	$51,905	$(111,874)	$27,421
EBITDA(2)	$392,936	$347,156	$332,524	$277,545	$237,180
Adjusted EBITDA(2)	$359,308	$347,156	$344,749	$277,545	$237,180
Distributable cash flow(3)	$271,431	$265,087	$242,955	$218,810	$197,046
Maintenance capital expenditures(4)	$6,471	$8,182	$7,748	$9,658	$8,926
Expansion capital expenditures	23,641	39,118	37,062	50,046	30,467
Acquisition capital expenditures	—	6,841	245,446	44,119	153,728
Total capital expenditures	$30,112	$54,141	$290,256	$103,823	$193,121

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,467,099	$1,538,655	$1,569,471	$1,328,395	$1,293,060
Total assets	$2,199,232	$2,102,540	$2,154,114	$1,884,237	$1,777,646
Long-term debt(5)	$1,462,031	$1,418,900	$1,507,308	$1,243,912	$1,008,752
Total liabilities	$1,711,474	$1,586,979	$1,669,049	$1,412,446	$1,151,424
Total equity(6)	$487,758	$515,561	$485,065	$471,791	$626,222

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA minus (i) gain on sales-type leases and (ii) pipeline lease payments not included in operating costs and expenses plus (iii) loss on early extinguishment of debt and (iv) pipeline tariffs not included in revenues due to impacts from lease accounting. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recoded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income attributable to the partners	$224,884	$178,847	$195,040	$158,241	$137,208
Add (subtract):
Interest expense	76,823	71,899	58,448	52,552	37,418
Interest income	(5,517)	(2,108)	(491)	(440)	(526)
State income tax expense	41	26	249	285	228
Depreciation and amortization	96,705	98,492	79,278	70,428	63,306
Predecessor depreciation and amortization	—	—	—	(3,521)	(454)
EBITDA	392,936	347,156	332,524	277,545	237,180
Loss on early extinguishment of debt	—	—	12,225	—	—
Gain on sales-type lease	(35,166)	—	—	—	—
Pipeline tariffs not included in revenues	4,750	—	—	—	—
Lease payments not included in operating costs	(3,212)	—	—	—	—
Adjusted EBITDA	$359,308	$347,156	$344,749	$277,545	$237,180

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

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income attributable to the partners	$224,884	$178,847	$195,040	$158,241	$137,208
Add (subtract):
Depreciation and amortization	96,705	98,492	79,278	70,428	63,306
Remeasurement gain on preexisting equity interests	—	—	(36,254)	—	—
Amortization of discount and deferred debt issuance costs	3,080	3,041	3,063	3,246	1,928
Loss on early extinguishment of debt	—	—	12,225	—	—
Revenue recognized (greater) less than customer billings	(2,433)	(2,604)	(1,283)	(1,292)	(1,233)
Maintenance capital expenditures (4)	(6,471)	(8,182)	(7,748)	(9,658)	(8,926)
Increase (decrease) in environmental liability	(741)	(237)	(581)	(584)	1,107
Increase (decrease) in reimbursable deferred revenue	(8,036)	(5,179)	(3,679)	(2,733)	176
Gain on sales-type lease	(35,166)	—	—	—	—
Other	(391)	909	2,894	4,683	3,934
Predecessor depreciation and amortization	—	—	—	(3,521)	(454)
Distributable cash flow	$271,431	$265,087	$242,955	$218,810	$197,046

(4)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(5)
Includes $965.5 million, $923 million, $1,012 million, $553 million and $712 million in Credit Agreement advances that were classified as long-term debt at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek’s refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partner interest as of December 31, 2019.

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
Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by us.

Agreements with HFC and Delek
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2019, these agreements with HFC require minimum annualized payments to us of $348 million.

If HFC fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

A significant reduction in revenues under the HFC agreements could have a material adverse effect on our results of operations.
We have a pipelines and terminals agreement with Delek expiring in 2020 under which Delek has agreed to transport on our pipelines and throughput through our terminals volumes of refined products that result in a minimum level of annual revenue that also is subject to annual tariff rate adjustments. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which currently account for approximately $15 million to $16 million of HEP’s annual revenues from Delek, the agreement terminates as of March 31, 2020. In light of this development, we are exploring other potential options with respect to the pipeline and terminal assets that were not subject to the Renewal.

We also have a capacity lease agreement under which we lease space to Delek on our Orla to El Paso pipeline for the shipment of refined product. The terms for a portion of the capacity under this lease agreement expired in 2018 and were not renewed, and the remaining portions of the capacity expire in 2020 and 2022.

As of December 31, 2019, these agreements with Delek require minimum annualized payments to us of $32 million before considering the refined product pipelines and refined product terminals that were not subject to the Renewal.

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2019), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

RESULTS OF OPERATIONS

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2019, 2018 and 2017. These results have been adjusted to include the combined results of our Predecessor. See Notes 1 and 2 to the Consolidated Financial Statements of HEP for discussion of the basis of this presentation.

	Years Ended December 31,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$77,443	$82,998	$(5,555)
Affiliates—intermediate pipelines	29,558	29,639	(81)
Affiliates—crude pipelines	85,415	79,741	5,674
	192,416	192,378	38
Third parties—refined product pipelines	54,914	54,524	390
Third parties—crude pipelines	45,301	36,605	8,696
	292,631	283,507	9,124
Terminals, tanks and loading racks:
Affiliates	139,655	130,251	9,404
Third parties	20,812	17,283	3,529
	160,467	147,534	12,933

Affiliates—refinery processing units	79,679	75,179	4,500

Total revenues	532,777	506,220	26,557
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	161,996	146,430	15,566
Depreciation and amortization	96,705	98,492	(1,787)
General and administrative	10,251	11,040	(789)
	268,952	255,962	12,990
Operating income	263,825	250,258	13,567
Other income (expense):
Equity in earnings of equity method investments	5,180	5,825	(645)
Interest expense, including amortization	(76,823)	(71,899)	(4,924)
Interest income	5,517	2,108	3,409
Gain on sales-type leases	35,166	—	35,166
Gain on sale of assets and other	272	121	151
	(30,688)	(63,845)	33,157
Income before income taxes	233,137	186,413	46,724
State income tax expense	(41)	(26)	(15)
Net income	233,096	186,387	46,709
Allocation of net income attributable to noncontrolling interests	(8,212)	(7,540)	(672)
Net income attributable to the partners	224,884	178,847	46,037
General partner interest in net income attributable to the partners (1)	—	—	—
Limited partners’ interest in net income	$224,884	$178,847	$46,037
Limited partners’ earnings per unit—basic and diluted (1)	$2.13	$1.70	$0.43
Weighted average limited partners’ units outstanding	105,440	105,042	398
EBITDA (2)	$392,936	$347,156	$45,780
Adjusted EBITDA (2)	$359,308	$347,156	$12,152
Distributable cash flow (3)	$271,431	$265,087	$6,344

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	123,986	127,865	(3,879)
Affiliates—intermediate pipelines	140,585	144,537	(3,952)
Affiliates—crude pipelines	368,699	349,686	19,013
	633,270	622,088	11,182
Third parties—refined product pipelines	71,545	71,784	(239)
Third parties—crude pipelines	132,507	115,933	16,574
	837,322	809,805	27,517
Terminals and loading racks:
Affiliates	422,119	413,525	8,594
Third parties	61,054	61,367	(313)
	483,173	474,892	8,281

Affiliates—refinery processing units	68,780	62,787	5,993

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,389,275	1,347,484	41,791

	Years Ended December 31,		Change from
	2018	2017	2017
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$82,998	$80,030	$2,968
Affiliates—intermediate pipelines	29,639	28,732	907
Affiliates—crude pipelines	79,741	65,960	13,781
	192,378	174,722	17,656
Third parties—refined product pipelines	54,524	52,379	2,145
Third parties—crude pipelines	36,605	7,939	28,666
	283,507	235,040	48,467
Terminals, tanks and loading racks:
Affiliates	130,251	125,510	4,741
Third parties	17,283	16,908	375
	147,534	142,418	5,116

Affiliates—refinery processing units	75,179	76,904	(1,725)

Total revenues	506,220	454,362	51,858
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	146,430	137,605	8,825
Depreciation and amortization	98,492	79,278	19,214
General and administrative	11,040	14,323	(3,283)
	255,962	231,206	24,756
Operating income	250,258	223,156	27,102
Other income (expense):
Equity in earnings of equity method investments	5,825	12,510	(6,685)
Interest expense, including amortization	(71,899)	(58,448)	(13,451)
Interest income	2,108	491	1,617
Loss on early extinguishment of debt	—	(12,225)	12,225
Remeasurement gain on preexisting equity interests	—	36,254	(36,254)
Gain on sale of assets and other	121	422	(301)
	(63,845)	(20,996)	(42,849)
Income before income taxes	186,413	202,160	(15,747)
State income tax expense	(26)	(249)	223
Net income	186,387	201,911	(15,524)
Allocation of net income attributable to noncontrolling interests	(7,540)	(6,871)	(669)
Net income attributable to the partners	178,847	195,040	(16,193)
General partner interest in net income attributable to the partners (1)	—	(35,047)	35,047
Limited partners’ interest in net income	$178,847	$159,993	$18,854
Limited partners’ earnings per unit—basic and diluted (1)	$1.70	$2.28	$(0.58)
Weighted average limited partners’ units outstanding	105,042	70,291	34,751
EBITDA (2)	$347,156	$332,524	$14,632
Adjusted EBITDA (2)	$347,156	$344,749	$2,407
Distributable cash flow (3)	$265,087	$242,955	$22,132

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	127,865	133,822	(5,957)
Affiliates—intermediate pipelines	144,537	141,601	2,936
Affiliates—crude pipelines	349,686	281,093	68,593
	622,088	556,516	65,572
Third parties—refined product pipelines	71,784	78,013	(6,229)
Third parties—crude pipelines	115,933	21,834	94,099
	809,805	656,363	153,442
Terminals and loading racks:
Affiliates	413,525	428,001	(14,476)
Third parties	61,367	68,687	(7,320)
	474,892	496,688	(21,796)

Affiliates—refinery processing units	62,787	63,572	(785)

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,347,484	1,216,623	130,861

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

(2)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA minus (i) gain on sales-type leases and (ii) pipeline lease payments not included in operating costs and expenses plus (iii) pipeline tariffs not included in revenues due to impacts from lease accounting. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recoded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

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

Results of Operations — Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Summary
Net income attributable to the partners for the year ended December 31, 2019, was $224.9 million, a $46.0 million increase compared to the year ended December 31, 2018. During the third quarter of 2019, HEP and HFC renewed the original throughput agreement on specific HEP assets. Portions of the new throughput agreement met the definition of sales-type leases, which resulted in an accounting gain of $35.2 million upon the initial recognition of the sales-type leases during the third quarter. Excluding this gain, net income attributable to the partners was $189.7 million ($1.80 per basic and diluted limited partner unit), an increase of $10.9 million compared to the same period of 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units and contractual tariff escalators, partially offset by higher operating costs and expenses.

Revenues
Revenues for the year ended December 31, 2019, were $532.8 million, a $26.6 million increase compared to the same period in 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units and contractual tariff escalators.
Revenues from our refined product pipelines were $132.4 million, a decrease of $5.2 million, on shipments averaging 195.5 mbpd compared to 199.6 mbpd for the year ended December 31, 2018. The revenue decrease was mainly due to a reclassification of some pipeline tariffs from revenue to interest income under sales-type lease accounting as well as lower volumes on pipelines servicing HollyFrontier's Navajo refinery partially offset by higher volumes on pipelines servicing HFC's Woods Cross refinery, which had lower throughput in 2018 due to operational issues, and contractual tariff escalators.
Revenues from our intermediate pipelines were $29.6 million, a decrease of $0.1 million, on shipments averaging 140.6 mbpd compared to 144.5 mbpd for the year ended December 31, 2018. The decrease in revenue was primarily attributable to a decrease in deferred revenue realized.
Revenues from our crude pipelines were $130.7 million, an increase of $14.4 million, on shipments averaging 501.2 mbpd compared to 465.6 mbpd for the year ended December 31, 2018. The increases were mainly attributable to increased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah as well as contractual tariff escalators.
Revenues from terminal, tankage and loading rack fees were $160.5 million, an increase of $12.9 million compared to the year ended December 31, 2018. Refined products and crude oil terminalled in the facilities averaged 483.2 mbpd compared to 474.9 mbpd for the year ended December 31, 2018. The revenue and volume increases were mainly due to volumes at our new Orla diesel rack, higher volumes at the Spokane and Catoosa terminals and contractual tariff escalators, partially offset by lower volumes at HFC's Tulsa refinery as a result of the planned turnaround in the first quarter and flooding in the second quarter.
Revenues from refinery processing units were $79.7 million, an increase of $4.5 million on throughputs averaging 68.8 mbpd compared to 62.8 mbpd for the year ended December 31, 2018. The increase in revenue was mainly due to an adjustment in revenue recognition and contractual rate increases.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2019, increased by $15.6 million compared to the year ended December 31, 2018. The increase for the year ended December 31, 2019 was mainly due to higher maintenance costs and employee compensation expenses.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2019, decreased by $1.8 million compared to the year ended December 31, 2018. The decrease was primarily due to depreciation and amortization related to our normal fluctuations in business activities.

General and Administrative
General and administrative costs for the year ended December 31, 2019, decreased by $0.8 million compared to the year ended December 31, 2018, mainly due to lower employee compensation expenses.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	$1,344	$1,961
Cheyenne Pipeline LLC	3,976	3,864
Cushing Connect Terminal Holdings LLC	(140)	—
Total	$5,180	$5,825

Interest Expense
Interest expense for the year ended December 31, 2019, totaled $76.8 million, an increase of $4.9 million compared to the year ended December 31, 2018. These increases were mainly due to higher average balances outstanding under our senior secured revolving credit facility and higher finance lease liabilities outstanding. Our aggregate weighted-average interest rates were 5.4% and 5.1% for the years ended December 31, 2019 and 2018, respectively.

State Income Tax
We recorded state income tax expense of $41,000 and $26,000 for the years ended December 31, 2019 and 2018, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

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

Revenues
Revenues for the year ended December 31, 2018, were $506.2 million, a $51.9 million increase compared to the same period of 2017. The increase was primarily attributable to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017 and the turnaround at HFC's Navajo refinery in the first quarter of 2017.
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
Revenues from terminal, tankage and loading rack fees were $147.5 million, an increase of $5.1 million compared to the year ended December 31, 2017. Refined products and crude terminalled in our facilities decreased to an average of 474.9 mbpd compared to 496.7 mbpd for the year ended December 31, 2017. Despite the decrease in volume, revenue increased primarily due to tariff escalators on minimum revenue commitments.
Revenues from refinery processing units were $75.2 million, a decrease of $1.7 million on throughputs averaging 62.8 mbpd compared to 63.6 mbpd for 2017. The reduction in revenue and volume was due to an unplanned outage on our fluid catalytic cracking unit at HFC's Woods Cross refinery in the fourth quarter of 2018.
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

During the year ended December 31, 2019, we received advances totaling $365.5 million and repaid $323.0 million, resulting in a net increase of $42.5 million under the Credit Agreement and an outstanding balance of $965.5 million at December 31, 2019. As of December 31, 2019, we had no letters of credit outstanding under the Credit Agreement, and the available capacity under the Credit Agreement was $434.5 million.
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

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million. We will record any early extinguishment losses associated with this redemption during the first quarter of 2020. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2019, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020.

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

In February, May, August and November 2019, we paid regular quarterly cash distributions of $0.6675, $0.6700, $0.6725 and $0.6725, on all units in an aggregate amount of $273.2 million. In February 2020, we paid a regular cash distribution of $0.6725 on all units in an aggregate amount of $68.5 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents increased by $10.2 million during the year ended December 31, 2019. The cash flows provided by operating activities of $297.1 million were more than the cash flows used for investing and financing activities of $46.3 million and $240.6 million, respectively. Working capital increased by $12.2 million to a surplus of $20.8 million at December 31, 2019 from a surplus of $8.6 million at December 31, 2018.

Cash Flows—Operating Activities
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Cash flows provided by operating activities increased by $1.8 million from $295.2 million for the year ended December 31, 2018, to $297.1 million for the year ended December 31, 2019. This increase was mainly due to higher receipts from customers partially offset by higher payments for interest and operating expenses in the year ended December 31, 2019, as compared to the prior year.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Cash flows from operating activities increased by $56.7 million from $238.5 million for the year ended December 31, 2017, to $295.2 million for the year ended December 31, 2018. This increase was mainly due to higher receipts from customers partially offset by higher payments for interest and operating expenses in the year ended December 31, 2018, as compared to the prior year. The increase in customer receipts was primarily attributable to our acquisition of the remaining interests in SLC Pipeline and Frontier Aspen in the fourth quarter of 2017.

Cash Flows—Investing Activities
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Cash flows used for investing activities decreased by $6.1 million from $52.3 million for the year ended December 31, 2018, to $46.3 million for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, we invested $30.1 million and $47.3 million in additions to properties and equipment, respectively. During the year ended December 31, 2019, we acquired a 50% interest in Cushing Connect Pipeline & Terminal LLC for $17.9 million. Additionally, we acquired businesses and assets for $5.1 million during the year ended December 31, 2018.

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

Cash Flows—Financing Activities
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Cash flows used for financing activities decreased by $7.0 million from $247.6 million for the year ended December 31, 2018, to $240.6 million for the year ended December 31, 2019. During the year ended December 31, 2019, we received $365.5 million and repaid $323.0 million in advances under the Credit Agreement. Additionally, we paid $273.2 million in regular quarterly cash distributions to HEP unitholders and $9.0 million to our noncontrolling interest. During the year ended December 31, 2018, we received $337.0 million and repaid $426.0 million in advances under the Credit Agreement. We also received net proceeds of $114.8 million from the issuance of common units. Additionally, we paid $265.0 million in regular quarterly cash distributions to HEP unitholders and $7.5 million to our noncontrolling interest.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Cash flows used for financing activities were $247.6 million for the year ended December 31, 2018, compared to cash flows provided by financing activities of $51.9 million for the year ended December 31, 2017, a decrease of $299.5 million. During the year ended December 31, 2018, we received $337.0 million and repaid $426.0 million in advances under the Credit Agreement. We also received net proceeds of $114.8 million from issuance of common units. Additionally, we paid $265.0 million in regular quarterly cash distributions to HEP unitholders and $7.5 million to our noncontrolling interest. During the year ended December 31, 2017, we received $969.0 million and repaid $510.0 million in advances under the Credit Agreement. We also received net proceeds of $101.8 million from the issuance of our 6% Senior Notes and $52.1 million from the issuance of common units. Additionally, we paid $309.8 million for the redemption of our 6.5% Senior Notes, $234.6 million in regular quarterly cash distributions to our general and limited partners and $6.5 million to our noncontrolling interest. We also paid $9.4 million in deferred financing charges to amend the Credit Agreement.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2020 capital budget is comprised of approximately $8 million to $12 million for maintenance capital expenditures, $5 million to $7 million for refinery unit turnarounds and $45 to $50 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2020 expansion capital budget to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments. As of December 31, 2019, we had outstanding borrowings of $965.5 million under the Credit Agreement, no letters of credit outstanding, and the available capacity was $434.5 million.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants as of December 31, 2019.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for both the years ending December 31, 2019 and 2018, were 4.24%. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

Senior Notes
On January 4, 2017, we redeemed the $300 million aggregate principal amount of our 6.5% Senior Notes at a redemption cost of $309.8 million, at which time we recognized a $12.2 million early extinguishment loss. We funded the redemption with borrowings under our Credit Agreement.

As of December 31, 2019, we had $500 million in aggregate principal amount of 6% Senior Notes due in 2024. We used the net proceeds from our offerings of the 6% Senior Notes to repay indebtedness under our Credit Agreement.

The 6% Senior Notes were unsecured and imposed certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of December 31, 2019.

Indebtedness under the 6% Senior Notes was guaranteed by our wholly-owned subsidiaries.

On February 4, 2020, we closed the private placement of $500 million in aggregate principal amount of 5.0% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million. We will record any early extinguishment losses associated with this redemption during the first quarter of 2020. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by our wholly-owned subsidiaries.

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Credit Agreement	$965,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(3,469)	(4,100)
	496,531	495,900

Total long-term debt	$1,462,031	$1,418,900

See “Risk Management” for a discussion of our interest rate swaps.

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2019.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,465,500	$—	$965,500	$500,000	$—
Long-term debt - interest	227,200	64,900	114,800	47,500	—
Site service fees	248,073	5,444	10,888	10,888	220,853
Pipeline finance lease	49,248	6,566	13,133	13,133	16,416
Right-of-way agreements and other	17,725	4,253	6,288	2,054	5,131
Total	$2,007,746	$81,163	$1,110,609	$573,575	$242,400
Long-term debt consists of outstanding principal under the Credit Agreement and the Senior Notes. Interest on the Credit Agreement is calculated using the rate in effect at December 31, 2019.
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
The pipeline finance lease amounts above reflect the exercise of the second 10-year extension, expiring in 2027, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2019. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017. PPI has increased an average of 0.6% annually over the past five calendar years, including increases of 0.8% and 3.1% in 2019 and 2018, respectively.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2019, we have an accrual of $5.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) the possibility is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Prior to the adoption of the new lease standard (see below), we bifurcated the consideration received between lease and service revenue. The new lease standard allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain conditions. The majority of our contracts meet these conditions, and we have made this election for those contracts. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as a lease in accordance with ASC 842, which largely codified ASU 2016-02.
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer.

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

In 2019, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required. In 2018, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, could result in the recognition of an impairment loss.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2019.

Accounting Pronouncement Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows.

Leases
In February 2016, ASU 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019, and we elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allows an entity to not recognize on the balance sheet leases with a term of 12 months or less. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Adoption of the standard did not have a material impact on our results of operations or cash flows. See Notes 4 and 5 of Notes to the Consolidated Financial Statements for additional information on our lease policies.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See above and Note 4 to the consolidated financial statements for additional information on our revenue recognition policies.

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

At December 31, 2019, we had an outstanding principal balance of $500 million on our 6% Senior Notes. A change in interest rates generally would affect the fair value of the 6% Senior Notes, but not our earnings or cash flows. At December 31, 2019, the fair value of our 6% Senior Notes was $522 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 6% Senior Notes at December 31, 2019, would result in a change of approximately $10 million in the fair value of the underlying 6% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2019, borrowings outstanding under the Credit Agreement were $965.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2019, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2019, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. That report appears on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on Internal Control over Financial Reporting
We have audited Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Holly Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes of the Partnership and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Partnership changed its method of accounting for leases in the 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
For the year ended December 31, 2019, the Partnership’s total revenues were $532.8 million. As discussed in Note 1 and Note 4 of the financial statements, revenues are generally recognized as products are shipped through pipelines and terminals, feedstocks are processed through the refinery processing units or other services are rendered. The majority of the Partnership’s long-term throughput agreements with customers specify minimum volume requirements. In the event a customer does not fulfill minimum volume requirements during a contractual period, the Partnership can bill the customer for the minimum level. In certain contracts, a customer may later utilize these shortfall billings as credit towards future throughput volumes in excess of minimum levels within a respective contractual shortfall make-up period. Shortfall billing amounts represent an obligation to provide future capacity and may be initially deferred and later recognized as revenue. Recognition is based on estimated future throughput volumes, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period or when the Partnership does not expect to be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer.

Auditing the measurement of the Partnership’s revenue was complex and judgmental due to various contractual provisions used in customer agreements and measurement uncertainty associated with management’s estimates of deferred revenue related to the future utilization of shortfall billings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s revenue recognition process. This included testing relevant controls over the review of the accounting analysis upon execution of a customer contract, as well as controls over management’s estimates affecting deferred revenue associated with shortfall billings.

Our audit procedures over the Partnership’s revenue included, among others, inspecting a sample of new and existing contracts to understand the contractual terms and assessing the completeness of deferred revenue, testing a sample of revenue transactions to evaluate whether revenue was recorded in accordance with the contract terms, performing recalculations of the deferred revenue amounts related to shortfall billings, and testing management’s estimation of deferred revenue based on historical pattern of rights exercised by the customer and expected future usage.

Sales-Type Lease Accounting
Description of the Matter
As disclosed in Note 5 of the financial statements, one of the Partnership’s throughput agreements with HFC was renewed during 2019 and certain components of the agreement met the criteria for sales-type lease accounting since the underlying assets are not expected to have an alternative use other than to HFC. Under sales-type lease accounting, the lessor recognizes a net investment in the lease and derecognizes the underlying assets with the difference recorded as gain or loss. At the lease commencement date in 2019, the Partnership recorded net investment in leases of $122.8 million and recognized a gain on sales-type leases of $35.2 million.

Auditing management’s accounting for the sales-type leases was complex and highly judgmental due to the estimation uncertainty in determining the fair values of the underlying leased assets at the renewal date. The fair values of the underlying leased assets are factored into the Partnership’s determination of the net investment in the leases. The fair value estimates were sensitive to significant assumptions and inputs used based on a replacement cost valuation method, such as estimates of the replacement cost of pipelines, the cost of right of ways, and the effective age of pipelines. These assumptions have a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership's evaluation of the lease classification and related accounting for sales-type leases. For example, we tested controls over management's review of the significant inputs and assumptions used in estimating the fair value of the underlying leased assets.

To test the Partnership’s accounting for sales-type leases including the estimated fair value of the underlying leased assets, we performed audit procedures with the support of a valuation specialist that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analysis. We compared the significant replacement cost assumptions used by management to recent cost proposals for pipeline projects and related right of ways. We also inspected supporting documentation, such as evidence related to maintenance records, to assess the effective age of the pipeline.

/s/ ERNST & YOUNG LLP
We have served as the Partnership's auditor since 2003.
Dallas, Texas
February 20, 2020

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $6,842 and $0, respectively)	$13,287	$3,045
Accounts receivable:
Trade	18,731	12,332
Affiliates	49,716	46,786
	68,447	59,118
Prepaid and other current assets	7,629	4,311
Total current assets	89,363	66,474

Properties and equipment, net (Cushing Connect VIEs: $2,916 and $0, respectively)	1,467,099	1,538,655
Operating lease right-of-use assets	3,255	—
Net investment in leases	134,886	16,488
Intangible assets, net	101,322	115,329
Goodwill	270,336	270,336
Equity method investments (Cushing Connect VIEs: $37,084 and $0, respectively)	120,071	83,840
Other assets	12,900	11,418
Total assets	$2,199,232	$2,102,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $2,082 and $0, respectively)	$17,818	$16,435
Affiliates	16,737	14,222
	34,555	30,657

Accrued interest	13,206	13,302
Deferred revenue	10,390	8,697
Accrued property taxes	3,799	1,779
Current operating lease liabilities	1,126	—
Current finance lease liabilities	3,224	936
Other current liabilities	2,305	2,526
Total current liabilities	68,605	57,897

Long-term debt	1,462,031	1,418,900
Noncurrent operating lease liabilities	2,482	—
Noncurrent finance lease liabilities	70,475	867
Other long-term liabilities	12,808	14,440
Deferred revenue	45,681	48,714

Class B unit	49,392	46,161

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at both December 31, 2019 and 2018)	381,103	427,435
Total partners’ equity	381,103	427,435
Noncontrolling interest	106,655	88,126
Total equity	487,758	515,561
Total liabilities and equity	$2,199,232	$2,102,540

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Affiliates	$411,750	$397,808	$377,136
Third parties	121,027	108,412	77,226
	532,777	506,220	454,362
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	161,996	146,430	137,605
Depreciation and amortization	96,705	98,492	79,278
General and administrative	10,251	11,040	14,323
	268,952	255,962	231,206
Operating income	263,825	250,258	223,156

Other income (expense):
Equity in earnings of equity method investments	5,180	5,825	12,510
Interest expense	(76,823)	(71,899)	(58,448)
Interest income	5,517	2,108	491
Gain on sales-type lease	35,166	—	—
Loss on early extinguishment of debt	—	—	(12,225)
Remeasurement gain on preexisting equity interests	—	—	36,254
Gain on sale of assets and other	272	121	422
	(30,688)	(63,845)	(20,996)
Income before income taxes	233,137	186,413	202,160
State income tax expense	(41)	(26)	(249)
Net income	233,096	186,387	201,911
Allocation of net income attributable to noncontrolling interests	(8,212)	(7,540)	(6,871)
Net income attributable to the partners	224,884	178,847	195,040
General partner interest in net income attributable to the Partnership, including incentive distributions	—	—	(35,047)
Limited partners’ interest in net income	$224,884	$178,847	$159,993
Limited partners’ per unit interest in earnings—basic and diluted	$2.13	$1.70	$2.28
Weighted average limited partners’ units outstanding	105,440	105,042	70,291

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$233,096	$186,387	$201,911

Other comprehensive income:
Change in fair value of cash flow hedging instruments	—	—	88
Reclassification adjustment to net income on partial settlement of cash flow hedge	—	—	(179)
Other comprehensive loss	—	—	(91)
Comprehensive income before noncontrolling interest	233,096	186,387	201,820
Allocation of comprehensive income to noncontrolling interests	(8,212)	(7,540)	(6,871)

Comprehensive income attributable to the partners	$224,884	$178,847	$194,949

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$233,096	$186,387	$201,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,705	98,492	79,278
Gain on sale of assets	(229)	(196)	(319)
Gain on sales-type lease	(35,166)	—	—
Remeasurement gain on preexisting equity interests	—	—	(36,254)
Amortization of deferred charges	3,081	3,041	3,063
Equity-based compensation expense	2,532	3,203	2,520
Equity in earnings of equity method investments, net of distributions	(213)	(149)	1,450
Loss on early extinguishment of debt	—	—	12,225
(Increase) decrease in operating assets:
Accounts receivable—trade	(6,399)	471	(38)
Accounts receivable—affiliates	(2,930)	4,715	(8,939)
Prepaid and other current assets	(372)	(2,000)	830
Increase (decrease) in operating liabilities:
Accounts payable—trade	5,823	(329)	(1,975)
Accounts payable—affiliates	2,515	6,497	(8,699)
Accrued interest	(96)	46	(4,813)
Deferred revenue	(151)	1,862	(1,267)
Accrued property taxes	2,020	(2,873)	(2,179)
Other current liabilities	(220)	(2,081)	2,091
Other, net	(2,935)	(1,873)	(398)
Net cash provided by operating activities	297,061	295,213	238,487

Cash flows from investing activities
Additions to properties and equipment	(30,112)	(47,300)	(44,810)
Business and asset acquisitions	—	(5,051)	—
Purchase of interest in Cushing Connect Pipeline & Terminal	(17,886)	—	—
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	(1,790)	(245,446)
Proceeds from sale of assets	532	210	849
Distributions in excess of equity in earnings of equity investments	1,206	1,588	3,134
Net cash used for investing activities	(46,260)	(52,343)	(286,273)

Cash flows from financing activities
Borrowings under credit agreement	365,500	337,000	969,000
Repayments of credit agreement borrowings	(323,000)	(426,000)	(510,000)
Redemption of 6.5% Senior Notes	—	—	(309,750)
Proceeds from issuance of 6% Senior Notes	—	—	101,750
Proceeds from issuance of common units	—	114,771	52,110
Contributions from general partner	320	882	1,072
Contribution from noncontrolling interest	3,210	—	—
Distributions to HEP unitholders	(273,225)	(264,979)	(234,575)
Distributions to noncontrolling interest	(9,000)	(7,500)	(6,500)
Payments on finance leases	(2,471)	—	—
Purchase of units for incentive grants	(1,470)	(1,201)	(1,480)
Units withheld for tax withholding obligations	(423)	(568)	(605)
Deferred financing costs	—	6	(9,382)
Other	—	(12)	265
Net cash provided by (used for) financing activities	(240,559)	(247,601)	51,905

Cash and cash equivalents
Increase (decrease) for the year	10,242	(4,731)	4,119
Beginning of year	3,045	7,776	3,657
End of year	$13,287	$3,045	$7,776

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Holly Energy Partners, L.P. Partners’ Equity (Deficit):
	Common Units	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
Balance December 31, 2016	$510,975	$(132,832)	$91	$93,557	$471,791
Issuance of common units	52,100	—	—	—	52,100
Capital contribution	—	1,072	—	—	1,072
Distributions to HEP unitholders	(181,439)	(53,136)	—	—	(234,575)
Distributions to noncontrolling interests	—	—	—	(6,500)	(6,500)
Distribution to HFC for acquisitions	—	(103)	—	—	(103)
Amortization of restricted and performance units	2,520	—	—	—	2,520
Class B unit accretion	(2,780)	(42)	—	—	(2,822)
Other	(238)	—	—	—	(238)
Net income	162,815	35,047	—	4,049	201,911
Equity restructuring transaction	(149,994)	149,994	—	—	—
Other comprehensive income	—	—	(91)	—	(91)
Balance December 31, 2017	$393,959	$—	$—	$91,106	$485,065
Issuance of common units	114,771	—	—	—	114,771
Capital contribution	882	—	—	—	882
Distributions to HEP unitholders	(264,979)	—	—	—	(264,979)
Distributions to noncontrolling interests	—	—	—	(7,500)	(7,500)
Amortization of restricted and performance units	3,203	—	—	—	3,203
Class B unit accretion	(3,020)	—	—	—	(3,020)
Other	752	—	—	—	752
Net income	181,867	—	—	4,520	186,387
Balance December 31, 2018	$427,435	$—	$—	$88,126	$515,561
Capital contribution	320	—	—	—	320
Capital contribution-Cushing Connect	—	—	—	22,548	22,548
Distributions to HEP unitholders	(273,225)	—	—	—	(273,225)
Distributions to noncontrolling interests	—	—	—	(9,000)	(9,000)
Purchase of units for incentive grants	(1,470)	—	—	—	(1,470)
Amortization of restricted and performance units	2,532	—	—	—	2,532
Class B unit accretion	(3,231)	—	—	—	(3,231)
Other	627	—	—	—	627
Net income	228,115	—	—	4,981	233,096
Balance December 31, 2019	$381,103	$—	$—	$106,655	$487,758

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1:	Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership. As of December 31, 2019, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights ("IDRs") held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020. As a result of this transaction, no distributions were made on the general partner interest after October 31, 2017.

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

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in the UNEV Pipeline, LLC (“UNEV”), a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC, and a 50% interest in Cushing Connect Pipeline & Terminal LLC.

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 16.

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

Accounts Receivable
The majority of the accounts receivable are due from affiliates of HFC or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral such as letters of credit or guarantees, may be required. Credit losses are charged to income when accounts are deemed uncollectible and historically have been minimal.

Properties and Equipment
Properties and equipment are stated at cost. Properties and equipment acquired from HFC while under common control of HFC are stated at HFC's historical basis. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, primarily 15 to 25 years for terminal facilities and tankage, 25 to 30 years for pipelines, 25 years for refinery processing units and 3 to 10 years for corporate and other assets. We depreciate assets acquired under capital leases over the lesser of the lease term or the economic life of the assets. Maintenance, repairs and minor replacements are expensed as incurred. Costs of replacements constituting improvements are capitalized.

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

In 2019, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required. In 2018, we used the present value of the expected future net cash flows and market multiple analyses to determine the estimated fair values of the reporting units. The impairment test requires the use of projections, estimates and assumptions as to the future performance of our operations. Actual results could differ from projections resulting in revisions to our assumptions, and if required, could result in the recognition of an impairment loss.

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

There have been no impairments to goodwill or our long-lived assets through December 31, 2019.

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

	Balance at December 31, 2019
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,664	$39,277	$(29,613)
Cheyenne Pipeline LLC	30,080	43,710	(13,630)
Cushing Connect Terminal Holdings LLC	51,019	37,084	13,935
Total	$90,763	$120,071	$(29,308)

	Balance at December 31, 2018
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,964	$40,483	$(30,519)
Cheyenne Pipeline LLC	29,358	43,357	(13,999)
Total	$39,322	$83,840	$(44,518)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2019 and 2018, we have asset retirement obligations of $7.7 million and $8.9 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of 49.4 million at December 31, 2019, and 46.2 million at December 31, 2018.

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Prior to the adoption of the new lease standard (see below), we bifurcated the consideration received between lease and service revenue. The new lease standard allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain conditions. The majority of our contracts meet these conditions, and we have made this election for those contracts. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as a lease in accordance with ASC 842, which largely codified ASU 2016-02.
See Note 4 for further discussion of revenue recognition.

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

Net Income per Limited Partners' Unit
Net income per unit applicable to the limited partners was computed using the two-class method since we had more than one class of participating securities during the period from January 1, 2017 through October 31, 2017.  The classes of participating securities during this period included common units, general partner units and IDRs. Due to the equity restructuring transaction described above, as of December 31, 2017, we had one class of security outstanding, common units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. Other participating securities and dilutive securities are not significant.

Accounting Pronouncement Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows.

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019, and we elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allows an entity to not recognize on the balance sheet leases with a term of 12 months or less. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. See Notes 4 and 5 of Notes to the Consolidated Financial Statements for additional information on our lease policies.

Revenue Recognition
In May 2014, an accounting standard update was issued requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This standard had an effective date of January 1, 2018, and we accounted for the new guidance using the modified retrospective implementation method, whereby a cumulative effect adjustment was recorded to retained earnings as of the date of initial application. In preparing for adoption, we evaluated the terms, conditions and performance obligations under our existing contracts with customers. Furthermore, we implemented policies to comply with this new standard. See above and Note 4 for additional information on our revenue recognition policies.

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

SLC Pipeline and Frontier Aspen
On October 31, 2017, we acquired the remaining 75% interest in SLC Pipeline LLC ("SLC Pipeline") and the remaining 50% interest in Frontier Aspen LLC ("Frontier Aspen") from subsidiaries of Plains All American Pipeline, L.P. (“Plains”), for cash consideration of $250 million. Prior to this acquisition, we held noncontrolling interests of 25% of SLC Pipeline and 50% of Frontier Aspen. As a result of the acquisitions, SLC Pipeline and Frontier Aspen are wholly-owned subsidiaries of HEP.

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

The following unaudited pro forma financial information combines the historical operations of HEP, SLC Pipeline and Frontier Aspen as if the acquisition had occurred on January 1, 2017:

Years Ended December 31,
2017

Revenues	$489,382
Net income attributable to the partners	$161,900

The unaudited pro forma net income attributable to the partners reflects the following adjustments:

(1)	To retrospectively reflect depreciation and amortization of intangible assets based on the preliminary fair value of the assets as if that fair value had been reflected January 1, 2017;

(2)	To eliminate HEP's equity income previously recorded on its equity method investments in SLC Pipeline and Frontier Aspen; and

(3)	To eliminate the remeasurement gain on preexisting equity interests in SLC Pipeline and Frontier Aspen.

Note 3:	Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal is expected to be placed in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65 million. However, any Cushing Connect Pipeline construction costs exceeding 10% of the budget are borne solely by us.

The Cushing Connect Joint Venture legal entities are variable interest entities ("VIEs") as defined under GAAP. A VIE is a legal entity if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities do not have sufficient equity at risk to finance their activities without additional financial support. Since HEP is constructing and will operate the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities (collectively, the "Cushing Connect VIEs"). Therefore, HEP consolidates the Cushing Connect VIEs.

We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting.

With the exception of the assets of HEP Cushing, creditors of the Cushing Connect Joint Venture legal entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing's assets, which other than its investment in Cushing Connect Joint Venture, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Joint Venture legal entities.

Note 4:	Revenues

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the twelve months ended December 31, 2019, 2018 and 2017, we recognized $16.0 million, $17.6 million and $11.9 million, respectively, of these deficiency payments in revenue, of which $0.6 million, $3.3 million and $5.6 million, respectively, related to deficiency payments billed in prior periods. As of December 31, 2019, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.7 million.
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheet as of December 31, 2019 were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheet as of December 31, 2019, included the contract assets and liabilities in the table below.

	December 31, 2019	December 31, 2018
	(In thousands)
Contract assets	$5,675	$1,818
Contract liabilities	$(650)	$(1,821)

The contract assets and liabilities include both lease and service components. We recognized $0.6 million of revenue that was previously included in contract liability as of December 31, 2018, during the twelve months ended December 31, 2019. During the twelve months ended December 31, 2018, we recognized $2.7 million that was previously included in contract liability as of January 1, 2018. During the twelve months ended December 31, 2019 and 2018, we also recognized $3.9 million and $1.8 million respectively, of revenue included in contract assets at December 31, 2019.
As of December 31, 2019, we expect to recognize 2.4 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2020 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
2020	$369
2021	359
2022	331
2023	294
2024	257
Thereafter	825
Total	$2,435

Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Pipelines	$292,631	$283,507	$235,040
Terminals, tanks and loading racks	160,467	147,534	142,418
Refinery processing units	79,679	75,179	76,904
	$532,777	$506,220	$454,362

During the year ended December 31, 2019, lease revenues amounted to $378.3 million, and service revenues amounted to $154.5 million. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

Note 5:	Leases

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

Our leases have remaining terms of 1 to 25 years, some of which include options to extend the leases for up to 10 years.

Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $7.0 million and $5.8 million as of December 31, 2019 and December 31, 2018, respectively, with accumulated depreciation of $4.5 million and $4.3 million as of December 31, 2019 and December 31, 2018, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years. The right of use asset associated with this obligation was derecognized as discussed under the lessor accounting disclosures below.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

December 31, 2019

Operating leases:
Operating lease right-of-use assets	$3,255

Current operating lease liabilities	1,126
Noncurrent operating lease liabilities	2,482
Total operating lease liabilities	$3,608

Finance leases:
Properties and equipment	$6,968
Accumulated amortization	(4,547)
Properties and equipment, net	$2,421

Current finance lease liabilities	$3,224
Noncurrent finance lease liabilities	70,475
Total finance lease liabilities	$73,699

Weighted average remaining lease term (in years)
Operating leases	6.5
Finance leases	17.0

Weighted average discount rate
Operating leases	5%
Finance leases	6%

Supplemental cash flow and other information related to leases were as follows:

Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$4,055
Operating cash flows on finance leases	$2,285
Financing cash flows on finance leases	$2,471

Maturities of lease liabilities were as follows:

	December 31, 2019
	Operating	Finance
	(In thousands)
2020	$901	$7,482
2021	853	7,031
2022	509	6,902
2023	423	6,964
2024	386	6,500
2025 and thereafter	1,148	80,313
Total lease payments	4,220	115,192
Less: Imputed interest	(612)	(41,493)
Total lease obligations	3,608	73,699
Less: Current obligations	(1,126)	(3,224)
Long-term lease obligations	$2,482	$70,475

The components of lease expense were as follows:

Year Ended December 31, 2019
(In thousands)
Operating lease costs	$2,975
Finance lease costs
Amortization of assets	940
Interest on lease liabilities	2,126
Variable lease cost	159
Total net lease cost	$6,200

Lessor Accounting
As discussed in Note 4, the majority of our contracts with customers meet the definition of a lease. See Note 4 for further discussion of the impact of adoption of this standard on our activities as a lessor.

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

One of our throughput agreements with HFC was renewed during the year ended December 31, 2019. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone besides HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease and derecognizes the underlying assets with the difference recorded as gain or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the year ended December 31, 2019 composed of the following:

(In thousands)

Net investment in leases	$122,800
Properties and equipment, net	(15,031)
Operating lease right-of-use assets, net	(72,603)
Gain on sales-type leases	$35,166

This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Operating lease revenues	$373,517	$278,624
Direct financing lease interest income	$2,082	$2,108
Gain on sales-type leases	$35,166	$—
Sales-type lease interest income	$3,340	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$4,794	$—

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

As discussed in Notes 1 and 4, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of December 31, 2019:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
2020	$310,941	$2,112	$9,501
2021	304,883	2,128	9,501
2022	303,468	2,145	9,501
2023	272,784	2,162	9,501
2024	235,009	2,179	9,501
Thereafter	728,110	40,786	42,754
Total	$2,155,195	$51,512	$90,259

Net investments in leases recorded on our balance sheet were composed of the following:

	December 31, 2019		December 31, 2018
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$68,457	$16,511	$—	$16,549
Unguaranteed residual assets	52,933	—	—	—
Net investment in leases	$121,390	$16,511	$—	$16,549

(1)	Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 6:	Fair Value Measurements

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		December 31, 2019		December 31, 2018
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6.0% Senior Notes	Level 2	$496,531	$522,045	$495,900	$488,310

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 10 for additional information.

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

Note 7:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Pipelines, terminals and tankage	$1,602,231	$1,571,338
Refinery assets	348,093	347,338
Land and right of way	86,190	86,298
Construction in progress	10,930	23,482
Other	14,110	41,250
	2,061,554	2,069,706
Less accumulated depreciation	594,455	531,051
	$1,467,099	$1,538,655

We capitalized $29 thousand and $0.3 million in interest related to construction projects during the years ended December 31, 2019 and 2018, respectively.

Depreciation expense was $82.6 million, $83.3 million, and $71.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.3 million, $1.0 million and $0.3 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	December 31, 2019	December 31, 2018
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreements	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		103,475	89,468
		$101,322	$115,329

Amortization expense was $14.0 million, $14.5 million and $7.6 million for the years ending December 31, 2019, 2018 and 2017, respectively. We estimate amortization expense to be $14.0 million for each of the next three years and $9.9 million in 2023 and $9.1 million in 2024.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated variable interest entity of HFC; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 9:	Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C., ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $7.3 million, $6.9 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs include retirement costs of $3.4 million, $3.1 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs related to these employees.
We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of four components: restricted or phantom units, performance units, unit options and unit appreciation rights. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (a significant proportion of our awards) is to expense the costs ratably over the vesting periods. We account for forfeitures on an estimated basis.

As of December 31, 2019, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $2.5 million, $3.0 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2019, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,113,537 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the year ended December 31, 2019, is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2019 (nonvested)	138,016	$31.35
Granted	95,300	23.52
Vesting and transfer of common units to recipients	(64,732)	31.96
Forfeited	(23,379)	29.57
Outstanding at December 31, 2019 (nonvested)	145,205	$26.22

The grant date fair values of restricted units that were vested and transferred to recipients during the years ended December 31, 2019, 2018 and 2017 were $2.1 million, $2.5 million and $2.0 million, respectively. As of December 31, 2019, there was $2.3 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.6 years. For the years ended December 31, 2018 and 2017, the grant date price applied to the number of restricted units awarded was $29.30 and $35.59 respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of December 31, 2019, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the common units from the date of grant.

A summary of performance unit activity and changes for the year ended December 31, 2019, is presented below:

Performance Units	Units
Outstanding at January 1, 2019 (nonvested)	51,748
Granted	17,010
Vesting and transfer of common units to recipients	(10,113)
Forfeited	(5,200)
Outstanding at December 31, 2019 (nonvested)	53,445

The grant date fair values of performance units vested and transferred to recipients were $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on the weighted average fair value of performance units outstanding at December 31, 2019, of $1.6 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.6 years.

During the year ended December 31, 2019, we paid $1.5 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 10:	Debt

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

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for both the years ending December 31, 2019 and 2018, were 4.24%. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercising other rights and remedies. We were in compliance with the covenants as of December 31, 2019.

Senior Notes
As of December 31, 2019, we had $500 million aggregate principal amount of 6% senior unsecured notes due in 2024 (the "6% Senior Notes"). The 6% Senior Notes were unsecured and imposed certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers. We were in compliance with the restrictive covenants for the 6% Senior Notes as of December 31, 2019.

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million. We will record any early extinguishment losses associated with this redemption during the first quarter of 2020. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by our wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Credit Agreement
Amount outstanding	$965,500	$923,000

6% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(3,469)	(4,100)
	496,531	495,900

Total long-term debt	$1,462,031	$1,418,900

Maturities of our long-term debt are as follows as of December 31, 2019:

Years Ending December 31,	(In thousands)
2020	$—
2021	—
2022	965,500
2023	—
2024	500,000
Thereafter	—
Total	$1,465,500

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Interest on outstanding debt:
Credit Agreement, net of interest on interest rate swaps	$40,008	$37,266	$28,928
6% Senior Notes	30,000	30,000	25,813
Amortization of premium and deferred debt issuance costs	3,080	3,041	3,063
Commitment fees and other	1,638	1,777	1,520
Interest on finance leases	2,126	127	128
Total interest incurred	76,852	72,211	59,452
Less capitalized interest	29	312	1,004
Interest expense	$76,823	$71,899	$58,448
Cash paid for interest	$73,868	$69,112	$62,395

Note 11:	Commitments and Contingencies

We lease certain facilities and pipelines under operating leases and finance leases, most of which contain renewal options. These operating leases have various termination dates through 2035. See Note 5 of Notes to Consolidated Financial Statements for a schedule of annual minimum undiscounted lease payments under our leases as of December 31, 2019.
Rental expense charged to operations was $6.6 million, $9.8 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we expect to receive aggregate payments totaling $1.4 million over the life of our noncancelable sublease of office space, expiring in 2026.
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
In addition, we have long-term contractual obligations associated with rights-of-way agreements, which have various termination dates through 2061. The related payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2019.
At December 31, 2019, these minimum future contractual obligations and other miscellaneous obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2020	$7,594
2021	7,467
2022	6,946
2023	5,705
2023	5,625
Thereafter	224,697
Total	$258,034

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 12:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036 and revenues from these agreements accounted for approximately 77% of our total revenues for the year ended December 31, 2019. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or FERC index. As of December 31, 2019, these agreements with HFC require minimum annualized payments to us of $348.1 million.

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $411.8 million, $397.8 million and $377.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for December 31, 2019 and $2.5 million for each of the years ended December 31, 2018 and 2017.

•	We reimbursed HFC for costs of employees supporting our operations of $55.1 million, $51.7 million and $46.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•	HFC reimbursed us $13.9 million, $10.0 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, for expense and capital projects.

•
We distributed $150.0 million and $146.8 million, in the years ended December 31, 2019 and 2018, respectively, to HFC as regular distributions on its common units and $130.7 million in the year ended December 31, 2017 to HFC as regular distributions on its common units and general partner interest, including general partner incentive distributions.

•	Accounts receivable from HFC were $49.7 million and $46.8 million at December 31, 2019 and 2018, respectively.

•	Accounts payable to HFC were $16.7 million and $14.2 million at December 31, 2019 and 2018, respectively.

•
Revenues for the years ended December 31, 2019, 2018 and 2017 include $0.5 million, $3.1 million and $4.8 million, respectively, of shortfall payments billed to HFC in 2018, 2017 and 2016, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2019 and 2018, includes $0.5 million and $1.7 million, respectively, relating to certain shortfall billings to HFC.

•
We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million, $2.0 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•
We recorded a gain on sales-type leases with HFC of $35.2 million during the year ended December 31, 2019, and we received sales-type lease payments of $4.8 million from HFC that were not included in revenues for the year ended December 31, 2019.

•
On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020.

Note 13:	Partners’ Equity, Income Allocations and Cash Distributions

At December 31, 2019, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us and held the non-economic general partner interest. Additionally, HFC owned all incentive distribution rights through October 31, 2017, when an agreement was reached with HEP Logistics, our general partner, impacting its equity interest in HEP including canceling these incentive distribution rights. See Note 1 for a description of this equity restructuring transaction.

Common Unit Private Placement
On January 25, 2018, we entered into a common unit purchase agreement in which certain purchasers agreed to purchase in a private placement 3,700,000 common units representing limited partnership interests, at a price of $29.73 per common unit. The private placement closed on February 6, 2018, and we received proceeds of approximately $110 million, which were used to repay indebtedness under our Credit Agreement. After this common unit issuance, HFC owned a 57% limited partner interest in us.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2019, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

The following table presents the allocation of the general partner interest in net income for the periods presented below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
General partner interest in net income	$—	$—	$919
General partner incentive distribution	—	—	34,128
Total general partner interest in net income	$—	$—	$35,047

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

On January 23, 2020, we announced our cash distribution for the fourth quarter of 2019 of $0.6725 per unit. The distribution was payable on all common units and was paid February 13, 2020, to all unitholders of record on February 3, 2020. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

The following table presents the allocation of our regular quarterly cash distributions to the general and limited partners for the periods in which they apply. Our distributions are declared subsequent to quarter end; therefore, the amounts presented do not reflect distributions paid during the periods presented below.

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per unit data)
General partner interest in distribution	$—	$—	$2,335
General partner incentive distribution	—	—	34,128
Total general partner distribution	—	—	36,463
Limited partner distribution	273,768	269,284	206,846
Total regular quarterly cash distribution	$273,768	$269,284	$243,309
Cash distribution per unit applicable to limited partners	$2.6875	$2.6475	$2.5475

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

Note 14:	Net Income Per Limited Partner Unit

Net income per unit applicable to the limited partners was computed using the two-class method since we had more than one class of participating securities during the period from January 1, 2017 through October 31, 2017.  The classes of participating securities during this period included common units, general partner units and IDRs. Due to the equity restructuring transaction described in Note 1, as of November 1, 2017, we had one class of security outstanding, common units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings.  The dilutive securities are immaterial for all periods presented.

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

For purposes of applying the two-class method including the allocation of cash distributions in excess of earnings, net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to the partners	$224,884	$178,847	$195,040
Less: General partner’s distribution declared (including IDRs)	—	—	(36,463)
Limited partner’s distribution declared on common units	(273,768)	(269,284)	(206,846)
Distributions in excess of net income attributable to the partners	$(48,884)	$(90,437)	$(48,269)

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
	(In thousands, except per unit data)
Year Ended December 31, 2019
Net income attributable to the partners:
Distributions declared	$—	$273,768	$273,768
Distributions in excess of net income attributable to partnership	—	(48,884)	(48,884)
Net income attributable to the partners	$—	$224,884	$224,884
Weighted average limited partners' units outstanding		105,440
Limited partners' per unit interest in earnings - basic and diluted		$2.13

Year Ended December 31, 2018
Net income attributable to the partners:
Distributions declared	$—	$269,284	$269,284
Distributions in excess of net income attributable to partnership	—	(90,437)	(90,437)
Net income attributable to the partners	$—	$178,847	$178,847
Weighted average limited partners' units outstanding		105,042
Limited partners' per unit interest in earnings - basic and diluted		$1.70

Year Ended December 31, 2017
Net income attributable to the partners:
Distributions declared	$36,463	$206,846	$243,309
Distributions in excess of net income attributable to partnership	(1,416)	(46,853)	(48,269)
Net income attributable to the partners	$35,047	$159,993	$195,040
Weighted average limited partners' units outstanding		70,291
Limited partners' per unit interest in earnings - basic and diluted		$2.28

Note 15:	Environmental

We expensed $0.5 million, $0.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, for environmental remediation obligations. The accrued environmental liability related to environmental clean-up projects for which we have assumed liability or for which indemnity provided by HFC has expired reflected in our consolidated balance sheets was $5.5 million and $6.3 million as of the years ended December 31, 2019 and 2018, respectively, of which $3.5 million and $4.3 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of both December 31, 2019 and 2018, our consolidated balance sheets included additional accrued environmental liabilities of $0.5 million for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 16:	Operating Segments

Our operations are organized into two reportable operating segments: pipelines and terminals, and refinery processing units. These segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our reportable operating segments' assets and derivation of revenue, see Note 1.

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues:
Pipelines and terminals - affiliate	$332,071	$322,629	$300,232
Pipelines and terminals - third-party	121,027	108,412	77,226
Refinery processing units - affiliate	79,679	75,179	76,904
Total segment revenues	$532,777	$506,220	$454,362

Segment operating income:
Pipelines and terminals	$241,843	$230,116	$204,970
Refinery processing units	32,233	31,182	32,509
Total segment operating income	274,076	261,298	237,479
Unallocated general and administrative expenses	(10,251)	(11,040)	(14,323)
Interest and financing costs, net	(71,306)	(69,791)	(57,957)
Loss on early extinguishment of debt	—	—	(12,225)
Equity in earnings of unconsolidated affiliates	5,180	5,825	12,510
Gain on sales-type leases	35,166	—	—
Gain on sale of assets and other	272	121	36,676
Income before income taxes	$233,137	$186,413	$202,160

Capital Expenditures:(1)
Pipelines and terminals	$28,743	$53,957	$289,993
Refinery processing units	1,369	184	263
Total capital expenditures	$30,112	$54,141	$290,256

	December 31, 2019	December 31, 2018
	(in thousands)
Identifiable assets:
Pipelines and terminals(2)	$1,749,843	$1,694,101
Refinery processing units	305,897	312,888
Other	143,492	95,551
Total identifiable assets	$2,199,232	$2,102,540

(1) Includes maintenance, expansion and acquisition capital expenditures, which includes business and asset acquisitions of $5.1 million in the year ended December 31, 2018 , and amounts paid and allocated to properties and equipment as part of our purchase of controlling interests in SLC Pipeline and Frontier Aspen, including $1.8 million and $245.4 million in the years ended December 31, 2018 and 2017, respectively.
(2) Includes goodwill of $270.3 million as of December 31, 2019 and 2018.

Note 17:	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2019
Revenues	$134,497	$130,751	$135,895	$131,634	$532,777
Operating income	70,534	63,914	64,136	65,241	263,825
Income before income taxes	53,830	47,129	84,214	47,964	233,137
Net income	53,794	47,159	84,184	47,959	233,096
Net income attributable to the partners(1)	51,182	45,690	82,345	45,667	224,884
Limited partners’ per unit interest in earnings – basic and diluted	$0.49	$0.43	$0.78	$0.43	$2.13
Distributions per limited partner unit	$0.6700	$0.6725	$0.6725	$0.6725	$2.6875

Year Ended December 31, 2018
Revenues	$128,884	$118,760	$125,784	$132,792	$506,220
Operating income	64,418	56,946	62,923	65,971	250,258
Income before income taxes	48,717	41,527	46,573	49,596	186,413
Net income	48,635	41,499	46,534	49,719	186,387
Net income attributable to the partners	46,168	40,143	45,003	47,533	178,847
Limited partners’ per unit interest in earnings – basic and diluted	$0.44	$0.38	$0.43	$0.45	$1.70
Distributions per limited partner unit	$0.6550	$0.6600	$0.6650	$0.6675	$2.6475

(1)	Net income attributable to the partners for the third quarter of 2019 included a gain on sales-type leases of $35.2 million. See Note 5 for further discussion.

Note 18:	Supplemental Guarantor/Non-Guarantor Financial Information

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

On February 4, 2020, we closed a private placement of the 5% Senior Notes, and on February 5, 2020, we redeemed the existing 6% Senior Notes (see Note 10). Obligations of HEP (“Parent”) under the 5% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary's guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

Condensed Consolidating Balance Sheet

December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$(709)	$9,206	$—	$13,287
Accounts receivable	—	60,229	8,549	(331)	68,447
Prepaid and other current assets	282	6,710	637	—	7,629
Total current assets	5,072	66,230	18,392	(331)	89,363

Properties and equipment, net	—	1,133,534	333,565	—	1,467,099
Operating lease right-of-use assets	—	3,243	12	—	3,255
Net investment in leases	—	134,886	—	—	134,886
Investment in subsidiaries	1,844,812	275,279	—	(2,120,091)	—
Intangible assets, net	—	101,322	—	—	101,322
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	82,987	37,084	—	120,071
Other assets	6,722	6,178	—	—	12,900
Total assets	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$29,895	$4,991	$(331)	$34,555
Accrued interest	13,206	—	—	—	13,206
Deferred revenue	—	9,740	650	—	10,390
Accrued property taxes	—	2,737	1,062	—	3,799
Current operating lease liabilities	—	1,114	12	—	1,126
Current finance lease liabilities	—	3,224	—	—	3,224
Other current liabilities	6	2,293	6	—	2,305
Total current liabilities	13,212	49,003	6,721	(331)	68,605

Long-term debt	1,462,031	—	—	—	1,462,031
Noncurrent operating lease liabilities	—	2,482	—	—	2,482
Noncurrent finance lease liabilities	—	70,475	—	—	70,475
Other long-term liabilities	260	12,150	398	—	12,808
Deferred revenue	—	45,681	—	—	45,681
Class B unit	—	49,392	—	—	49,392
Equity - partners	381,103	1,844,812	275,279	(2,120,091)	381,103
Equity - noncontrolling interest	—	—	106,655	—	106,655
Total liabilities and partners’ equity	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

Condensed Consolidating Balance Sheet

December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,043	$—	$3,045
Accounts receivable	—	53,376	5,994	(252)	59,118
Prepaid and other current assets	217	3,542	552	—	4,311
Total current assets	219	56,918	9,589	(252)	66,474

Properties and equipment, net	—	1,193,181	345,474	—	1,538,655
Net investment in leases	—	16,488	—	—	16,488
Investment in subsidiaries	1,850,416	264,378	—	(2,114,794)	—
Intangible assets, net	—	115,329	—	—	115,329
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	83,840	—	—	83,840
Other assets	9,291	2,127	—	—	11,418
Total assets	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,325	$584	$(252)	$30,657
Accrued interest	13,302	—	—	—	13,302
Deferred revenue	—	8,065	632	—	8,697
Accrued property taxes	—	744	1,035	—	1,779
Current finance lease liabilities	—	936	—	—	936
Other current liabilities	29	2,493	4	—	2,526
Total current liabilities	13,331	42,563	2,255	(252)	57,897

Long-term debt	1,418,900	—	—	—	1,418,900
Noncurrent finance lease liabilities	—	867	—	—	867
Other long-term liabilities	260	13,876	304	—	14,440
Deferred revenue	—	48,714	—	—	48,714
Class B unit	—	46,161	—	—	46,161
Equity - partners	427,435	1,850,416	264,378	(2,114,794)	427,435
Equity - noncontrolling interest	—	—	88,126	—	88,126
Total liabilities and partners’ equity	$1,859,926	$2,002,597	$355,063	$(2,115,046)	$2,102,540

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$386,517	$25,233	$—	$411,750
Third parties	—	94,083	26,944	—	121,027
	—	480,600	52,177	—	532,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	147,387	14,609	—	161,996
Depreciation and amortization	—	79,516	17,189	—	96,705
General and administrative	3,184	7,067	—	—	10,251
	3,184	233,970	31,798	—	268,952
Operating income (loss)	(3,184)	246,630	20,379	—	263,825
Equity in earnings of subsidiaries	302,148	15,351	—	(317,499)	—
Equity in earnings of equity method investments	—	5,320	(140)	—	5,180
Interest income	—	5,517	—	—	5,517
Interest expense	(74,375)	(2,448)	—	—	(76,823)
Gain on sales-type lease	—	35,166	—	—	35,166
Gain on sale of assets and other	295	(116)	93	—	272
	228,068	58,790	(47)	(317,499)	(30,688)
Income (loss) before income taxes	224,884	305,420	20,332	(317,499)	233,137
State income tax expense	—	(41)	—	—	(41)
Net income (loss)	224,884	305,379	20,332	(317,499)	233,096
Allocation of net income attributable to noncontrolling interests	—	(3,231)	(4,981)	—	(8,212)
Net income (loss) attributable to the Partnership	224,884	302,148	15,351	(317,499)	224,884
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$224,884	$302,148	$15,351	$(317,499)	$224,884

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$373,576	$24,232	$—	$397,808
Third parties	—	84,679	23,733	—	108,412
	—	458,255	47,965	—	506,220
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	133,156	13,274	—	146,430
Depreciation and amortization	—	81,799	16,693	—	98,492
General and administrative	3,535	7,505	—	—	11,040
	3,535	222,460	29,967	—	255,962
Operating income (loss)	(3,535)	235,795	17,998	—	250,258
Equity in earnings of subsidiaries	254,398	13,559	—	(267,957)	—
Equity in earnings of equity method investments	—	5,825	—	—	5,825
Interest income	—	2,032	76	—	2,108
Interest expense	(72,061)	162	—	—	(71,899)
Gain on sale of assets and other	45	71	5	—	121
	182,382	21,649	81	(267,957)	(63,845)
Income (loss) before income taxes	178,847	257,444	18,079	(267,957)	186,413
State income tax expense	—	(26)	—	—	(26)
Net income (loss)	178,847	257,418	18,079	(267,957)	186,387
Allocation of net income attributable to noncontrolling interests	—	(3,020)	(4,520)	—	(7,540)
Net income (loss) attributable to the Partnership	178,847	254,398	13,559	(267,957)	178,847
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$178,847	$254,398	$13,559	$(267,957)	$178,847

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$351,395	$25,741	$—	$377,136
Third parties	—	55,400	21,826	—	77,226
	—	406,795	47,567	—	454,362
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	122,619	14,986	—	137,605
Depreciation and amortization	—	62,889	16,389	—	79,278
General and administrative	4,170	10,153	—	—	14,323
	4,170	195,661	31,375	—	231,206
Operating income (loss)	(4,170)	211,134	16,192	—	223,156
Equity in earnings (loss) of subsidiaries	254,695	12,148	—	(266,843)	—
Equity in earnings of equity method investments	—	12,510	—	—	12,510
Interest income	—	491	—	—	491
Interest expense	(43,260)	(15,188)	—	—	(58,448)
Loss on early extinguishment of debt	(12,225)	—	—	—	(12,225)
Remeasurement gain on preexisting equity interests	—	36,254	—	—	36,254
Gain on sale of assets and other	—	417	5	—	422
	199,210	46,632	5	(266,843)	(20,996)
Income (loss) before income taxes	195,040	257,766	16,197	(266,843)	202,160
State income tax expense	—	(249)	—	—	(249)
Net income (loss)	195,040	257,517	16,197	(266,843)	201,911
Allocation of net income attributable to noncontrolling interests	—	(2,822)	(4,049)	—	(6,871)
Net income (loss) attributable to the Partnership	195,040	254,695	12,148	(266,843)	195,040
Other comprehensive income (loss)	(91)	(91)	—	91	(91)
Comprehensive income (loss) attributable to the Partnership	$194,949	$254,604	$12,148	$(266,752)	$194,949

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(62,138)	$333,786	$36,857	$(11,444)	$297,061

Cash flows from investing activities
Additions to properties and equipment	—	(28,497)	(1,615)	—	(30,112)
Purchase of interest in Cushing Connect Pipeline & Terminal	—	(21,597)	(17,886)	21,597	(17,886)
Proceeds from the sale of assets	—	532	—	—	532
Distributions in excess of equity in earnings of equity method investments	—	1,206	—	—	1,206
Distributions from UNEV in excess of earnings	—	15,556	—	(15,556)	—
	—	(32,800)	(19,501)	6,041	(46,260)
Cash flows from financing activities
Net borrowings under credit agreement	42,500	—	—	—	42,500
Net intercompany financing activities	299,363	(299,363)	—	—	—
Contributions from partners	—	—	21,597	(21,597)	—
Contributions from general partner	320	—	—	—	320
Contribution from noncontrolling interest	—	—	3,210	—	3,210
Distributions to HEP unitholders	(273,225)	—	—	—	(273,225)
Distributions to noncontrolling interest	—	—	(36,000)	27,000	(9,000)
Payments on finance leases	—	(2,471)	—	—	(2,471)
Purchase of units for incentive grants	(1,470)	—	—	—	(1,470)
Units withheld for tax withholding obligations	(423)	—	—	—	(423)
Other	(139)	139	—	—	—
	66,926	(301,695)	(11,193)	5,403	(240,559)
Cash and cash equivalents
Increase for the period	4,788	(709)	6,163	—	10,242
Beginning of period	2	—	3,043	—	3,045
End of period	$4,790	$(709)	$9,206	$—	$13,287

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(68,693)	$345,378	$32,087	$(13,559)	$295,213

Cash flows from investing activities
Additions to properties and equipment	—	(41,031)	(6,269)	—	(47,300)
Business and asset acquisitions	—	(5,013)	(38)	—	(5,051)
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	(1,790)	—	—	(1,790)
Proceeds from sale of assets	—	210	—	—	210
Distributions from UNEV in excess of earnings	—	8,941	—	(8,941)	—
Distribution in excess of equity in earnings in equity investments	—	1,588	—	—	1,588
	—	(37,095)	(6,307)	(8,941)	(52,343)

Cash flows from financing activities
Net borrowings under credit agreement	(89,000)	—	—	—	(89,000)
Net intercompany financing activities	307,587	(307,587)	—	—	—
Proceeds from issuance of common units	114,771	—	—	—	114,771
Contributions from General partner	882	—	—	—	882
Distributions to noncontrolling interests	—	—	(30,000)	22,500	(7,500)
Distributions to HEP unitholders	(264,979)	—	—	—	(264,979)
Payments on finance leases	—	(1,201)	—	—	(1,201)
Deferred financing costs	—	6	—	—	6
Units withheld for tax withholding obligations	(568)	—	—	—	(568)
Other	—	(12)	—	—	(12)
	68,693	(308,794)	(30,000)	22,500	(247,601)
Cash and cash equivalents
Increase (decrease) for the period	—	(511)	(4,220)	—	(4,731)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$—	$3,043	$—	$3,045

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2017	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(51,235)	$268,978	$32,892	$(12,148)	$238,487

Cash flows from investing activities
Additions to properties and equipment	—	(41,827)	(2,983)	—	(44,810)
Business and asset acquisitions	—	(245,446)	—	—	(245,446)
Proceeds from sale of assets	—	849	—	—	849
Distributions in excess of equity in earnings in equity investments	—	3,134	—	—	3,134
Distributions from UNEV in excess of earnings	—	7,352	—	(7,352)	—
	—	(275,938)	(2,983)	(7,352)	(286,273)

Cash flows from financing activities
Net borrowings under credit agreement	1,012,000	(553,000)	—	—	459,000
Net intercompany financing activities	(561,675)	561,675	—	—	—
Redemption of notes	(309,750)	—	—	—	(309,750)
Proceeds from issuance of 6% Senior Notes	101,750	—	—	—	101,750
Proceeds from issuance of common units	52,100	10	—	—	52,110
Contributions from General Partner	1,440	(368)	—	—	1,072
Distributions to HEP unitholders	(234,575)	—	—	—	(234,575)
Distributions to noncontrolling interests	—	—	(26,000)	19,500	(6,500)
Payments on finance leases	—	(1,480)	—	—	(1,480)
Deferred financing costs	(9,347)	(35)	—	—	(9,382)
Units withheld for tax withholding obligations	(605)	—	—	—	(605)
Other	(103)	368	—	—	265
	51,235	7,170	(26,000)	19,500	51,905
Cash and cash equivalents
Increase for the period	—	210	3,909	—	4,119
Beginning of period	2	301	3,354	—	3,657
End of period	$2	$511	$7,263	$—	$7,776

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at a reasonable level of assurance.
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
There have been no events that occurred in the fourth quarter of 2019 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 14, 2020:

Name	Age	Position with HLS
Michael C. Jennings (1)	54	Chief Executive Officer
Richard L. Voliva III (2)	42	President
John Harrison (3)	41	Senior Vice President, Chief Financial Officer and Treasurer
Mark T. Cunningham	60	Senior Vice President, Operations and Engineering
Vaishali S. Bhatia (4)	37	Senior Vice President, General Counsel and Secretary

(1)	Mr. Jennings was appointed as Chief Executive Officer of HLS effective January 1, 2020.

(2)	Mr. Voliva was appointed as President of HLS effective January 1, 2020. During 2019, he served as Executive Vice President and Chief Financial Officer of HLS.

(3)	Mr. Harrison was appointed as Senior Vice President, Chief Financial Officer and Treasurer of HLS effective January 1, 2020.

(4)
Ms. Bhatia was appointed as Senior Vice President and General Counsel of HLS effective November 14, 2019. She was appointed as Chief Compliance Officer and Secretary of HLS effective August 13, 2019. She resigned as Chief Compliance Officer in January 2020.

During 2019, Mr. Cunningham was the only HLS executive officer who spent all of his professional time managing our business and affairs. The other executive officers listed above are also executive officers of HFC and devote as much of their professional time as is necessary to oversee the management of our business and affairs.

Information regarding Mr. Jennings is included below under “Directors.”

Richard L. Voliva III has served as President of HLS since January 2020. He previously served as Executive Vice President and Chief Financial Officer of HLS from March 2017 until January 2020, as Senior Vice President and Chief Financial Officer of HLS from July 2016 to March 2017, as Vice President and Chief Financial Officer of HLS from October 2015 until July 2016, as Vice President, Corporate Development of HLS from February 2015 until October 2015 and as Senior Director, Business Development of HLS from April 2014 until February 2015. He has served as Executive Vice President and Chief Financial Officer of HFC since March 2017. Mr. Voliva served as Senior Vice President, Strategy of HFC from June 2016 to March 2017. Prior to joining HLS, Mr. Voliva was an analyst at Millennium Management LLC, an institutional asset manager, from April 2011 until April 2014, an analyst at Partner Fund Management, L.P., a hedge fund, from March 2008 until March 2011 and Vice President, Equity Research at Deutsche Bank from June 2005 to March 2008. Mr. Voliva is a CFA Charterholder.

John Harrison has served as Senior Vice President, Chief Financial Officer and Treasurer of HLS since January 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HLS from October 2018 until January 2020. He has served as Vice President, Finance, Investor Relations and Treasurer of HFC since September 2018. Mr. Harrison served as Vice President and Treasurer of HLS and HFC from January 2017 to October 2018, Business Development Representative of HLS and HFC from April 2013 to December 2016, Assistant Treasurer of HLS and HFC from August 2012 to March 2013, Manager, Credit & Collections of HLS and HFC from March 2010 to August 2012, Supervisor, Credit & Collections of HLS and

HFC from January 2007 to February 2010 and Financial Analyst of HLS and HFC from October 2005 to February 2007. Prior to joining Holly Corporation, Mr. Harrison worked in the Planning & Financial Management group at JPMorgan Chase & Co.

Mark T. Cunningham has served as Senior Vice President, Operations and Engineering since January 2018. He previously served as Senior Vice President, Engineering and Technical Services from July 2016 to January 2018, Senior Vice President, Operations from January 2013 to July 2016 and Vice President, Operations from July 2007 to January 2013. He served Holly Corporation as Senior Manager of Special Projects from December 2006 through June 2007 and as Senior Manager of Integrity Management and Environmental, Health and Safety from July 2004 through December 2006. Prior to joining Holly Corporation, Mr. Cunningham served Diamond Shamrock/Ultramar Diamond Shamrock for 20 years in several engineering and pipeline operations capacities.

Vaishali S. Bhatia has served as Senior Vice President, General Counsel and Secretary of HLS since November 2019. She served as Chief Compliance Officer of HLS from August 2019 to January 2020, Acting General Counsel and Secretary of HLS from August 2019 to November 2019, Assistant General Counsel of HLS from May 2017 to August 2019, Assistant Secretary of HLS from January 2013 to August 2019 and Counsel of HLS from October 2011 to May 2017. Ms. Bhatia has also served as Senior Vice President, General Counsel and Secretary of HFC since November 2019. She served as Chief Compliance Officer of HFC from August 2019 to January 2020, Acting General Counsel and Secretary of HFC from August 2019 to November 2019, Assistant General Counsel of HFC from May 2017 to August 2019, Assistant Secretary of HFC from May 2012 to August 2019 and Counsel of HFC from October 2011 to May 2017. Prior to joining HFC, Ms. Bhatia was an associate at Jones Day.

Board Leadership Structure

The Board of Directors of HLS (the “Board”) is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Currently, Mr. Jennings serves as Chairman of the Board and as the Chief Executive Officer of HLS. Independent directors and management have different perspectives and roles in strategy development. The independent directors on the Board bring experience, oversight and expertise from outside HLS, HEP and the industry, while the Chief Executive Officer brings HLS and HEP experience and expertise. The Board believes the combined role of Chairman of the Board and Chief Executive Officer working with the lead independent director (the “Presiding Director”), is in the best interest of unitholders at this time because the combined role for HLS provides balance between strategy development and independent oversight of management, both of which are particularly useful in HLS’s role as general partner.

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

Presiding Director
Larry R. Baldwin, an independent director, was appointed by the non-management directors of HLS to serve as the Presiding Director of the Board. The Presiding Director has the following responsibilities:

•	presiding at all executive sessions of the non-management directors of the Board;

•	consulting with management on Board and committee meeting agendas;

•	facilitating teamwork and communication between the non-management directors and management; and

•
acting as a liaison in appropriate instances between management and the non-management directors, including advising the Chairman of the Board and Chief Executive Officer on the efficiency of the Board meetings

Persons wishing to communicate with the non-employee directors are invited to email the Presiding Director at presiding.director.HEP@hollyenergy.com or write to: Larry R. Baldwin, Presiding Director, c/o Secretary, Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Communications to the Board generally may be sent certified mail to Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507, Attention: Secretary. The Secretary will forward all communication to the appropriate director or directors, other than those communications that are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board or the business and affairs of HLS and HEP.

Risk Management

The Board has an active role in overseeing management of the risks affecting HLS and HEP, including cyber security. The Board regularly reviews information regarding HLS and HEP’s credit, liquidity and business and operations, as well as the risks associated with each. The Board committees are also engaged in overseeing risk associated with HLS and HEP.

•	The Compensation Committee oversees the management of risks relating to HLS’s compensation plans and arrangements.

•	The Audit Committee oversees management of financial reporting and controls risks.

•	The Conflicts Committee oversees specific matters that it or the Board believes may involve conflicts of interest with HFC.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is ultimately responsible for the risk management of HLS and HEP and is regularly informed on these matters through committee and senior management presentations.

The sole member of HLS manages risks associated with the independence of the Board. The Board also receives input and reports from HLS’s risk management oversight committee on management’s views of the risks facing HLS and HEP. The risk management oversight committee is made up of management personnel, none of whom serve on the Board and all of whom have a range of different backgrounds, skills and experiences with regard to the operational, financial and strategic risk profile of HLS and HEP. The risk management oversight committee supports the efforts of the Board and the Board committees to monitor and evaluate guidelines and policies governing HLS’s and HEP’s risk assessment and management.

Director Qualifications

The Board believes that it is necessary for each of HLS’s directors to possess a variety of qualities and skills. When searching for new candidates, the sole member of HLS considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future needs. The Board also believes that all directors must possess a considerable amount of business management, business leadership and educational experience. When considering director candidates, the sole member of HLS first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, industry knowledge, ability to commit adequate time to the Board, and commitment to the goal of maximizing unitholder value. The sole member of HLS also focuses on issues of diversity, such as diversity of race, gender, age, culture, thought and geography. In considering candidates for the Board, the sole member of HLS considers the entirety of each candidate’s credentials in the context of these standards. All our directors bring to the Board executive leadership experience derived from their service in many areas.

Pursuant to the Governance Guidelines of HLS and HEP, a director must submit his or her resignation to the Board in the first quarter of the calendar year in which the director will attain the age of 75 or greater. If the resignation is accepted by the Board, the resignation will be effective on December 31 of the year in which the resignation was accepted by the Board.

Director Independence

The Board has determined that Larry R. Baldwin, Christine B. LaFollete, James H. Lee and Eric L. Mattson meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange (“NYSE”). Mr. Jennings is not independent because he is an officer of HLS and an employee of HFC. The Board previously determined that, during his service on the Board, Mr. Damiris was not independent because he was an officer of HLS and an employee of HFC.

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

Compensation Committee. The Compensation Committee of HLS is currently composed of three directors, Messrs. Jennings and Lee and Ms. LaFollette. The Board has determined that Mr. Lee and Ms. LaFollette are “independent” as defined by the NYSE listing standards. Because we are a master limited partnership, Rule 303A.05 of the NYSE Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us.

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

The Board, Its Committees and Director Compensation

Directors

Currently, the Board consists of five directors. Mr. Damiris served on the Board until his retirement on December 31, 2019. Following his retirement, the Board reduced the size of the Board from six to five directors.
_____________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 54.

Principal Occupation:	Chief Executive Officer of HLS and Chief Executive Officer and President of HFC

Business Experience:
Mr. Jennings has served as Chief Executive Officer of HLS since January 2020 and as the Chairman of the Board of HLS since November 2017. Mr. Jennings previously served as Chief Executive Officer of HLS from January 2014 to November 2016 and as President of HLS from October 2015 to February 2016. Mr. Jennings has served as Chief Executive Officer and President of HFC since January 2020. Mr. Jennings served as Executive Vice President of HFC from November 2019 to January 2020, as Executive Chairman of HFC from January 2016 until January 2017 and as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 until January 2016. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 until 2009.

Additional Directorships:	Mr. Jennings currently serves as a director of HFC and FTS International, Inc. Mr. Jennings served as Chairman of the Board of HFC from January 2017 to February 2019 and January 2013 to January

2016. He served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011. He served as a director of ION Geophysical Corporation from December 2010 until February 2019.

Qualifications:
Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC provides a significant resource for the Board and facilitates discussions between the Board and HFC management.

_____________________________________________________________________________________________

Larry R. Baldwin	Director since May 2016. Age 67.

Principal Occupation:	Former Partner at Deloitte LLP.

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

Christine B. LaFollette     Director since March 2018. Age 67.

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

_____________________________________________________________________________________________

James H. Lee         Director since November 2017. Age 71.

Principal Occupation:	Managing General Partner and Principal Owner of Lee, Hite & Wisda Ltd.

Business Experience:	Mr. Lee has served as the Managing General Partner of Lee, Hite & Wisda Ltd., a private company with investments in oil and gas working, royalty and mineral interests, since founding the firm in 1984.

Additional Directorships:	Mr. Lee currently serves as a director of HFC. He served as a director of Frontier Oil Corporation from 2000 until July 2011.

Qualifications:	Mr. Lee brings to the Board his extensive experience as a consultant and investor in the oil and gas industry, which provides him with significant insights into relevant industry issues.
_____________________________________________________________________________________

Eric L. Mattson         Director since March 2018. Age 68.

Principal Occupation:	Former Executive Vice President, Finance of Select Energy Services, Inc.

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

_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2010 to 2020 that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2019, the Board held 15 meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he or she served.

Board Committees

The Board currently has three standing committees:

•	an Audit Committee;

•	a Compensation Committee; and

•	a Conflicts Committee.

Each of these committees operates under a written charter adopted by the Board.

During 2019, the Audit Committee held eight meetings, the Conflicts Committee held five meetings, and the Compensation Committee held four meetings.

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Audit Committee	Compensation Committee	Conflicts Committee
Larry R. Baldwin	x (Chair)		x
Michael C. Jennings		x (Chair)
Christine B. LaFollette		x	x
James H. Lee	x	x
Eric L. Mattson	x		x (Chair)

(1) Mr. Damiris served on the Compensation Committee prior to his retirement from the Board on	December 31, 2019.

Audit Committee

The functions of the Audit Committee pursuant to its charter include the following:

•	selecting, compensating, retaining and overseeing our independent registered public accounting firm and conducting an annual review of the independence and performance of that firm;

•	reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•	overseeing matters related to the internal audit function;

•	reviewing the audit report issued by the independent registered public accounting firm;

•	reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•	discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•	reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, when required by HEP’s Code of Business Conduct and Ethics;

•	reviewing and discussing HEP’s internal controls over financial reporting with management and the independent registered public accounting firm;

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

Compensation Committee

The functions of the Compensation Committee pursuant to its charter include:

•	reviewing and approving the goals and objectives of HLS and HEP relevant to the compensation of the officers of HLS for whom the Compensation Committee determines compensation;

•	determining compensation for the officers of HLS for whom the Compensation Committee determines compensation;

•	reviewing director compensation and making recommendations to the Board regarding the same;

•	overseeing the preparation of the Compensation Discussion and Analysis to be included in the Annual Report and preparing the Compensation Committee Report to be included in the Annual Report;

•	reviewing the Company’s executive compensation plans with respect to behavioral, operational and other risks;

•	administering and making recommendations to the Board with respect to HEP’s equity plan and HLS’s annual incentive plan; and

•	reviewing the adequacy of the Compensation Committee charter on an annual basis.

Since the Compensation Committee is not comprised of all independent directors, equity awards, including performance goals applicable to such awards, if applicable, are approved by the full Board.

In January 2018, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as the compensation consultant, to provide advice relating to executive and non-management director compensation matters for the 2019 year. At the time the Compensation Committee selected Meridian as its independent compensation consultant, and the first quarter of every year since engaging Meridian, the Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to HLS or us, the fees paid by us to Meridian as a percentage of Meridian’s total revenues, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the Compensation Committee, HLS and us, any personal or business relationship between Meridian and a member of the Compensation Committee or one of HLS’s executive officers and whether Meridian owned any of our common units. In addition to the foregoing, the Compensation Committee annually receives an independence letter from Meridian, as well as other documentation addressing the firm’s independence. Meridian reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that Meridian is independent and that neither we nor HLS have any conflicts of interest with Meridian.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board at year-end 2019 were Messrs. Jennings, Damiris and Lee and Ms. LaFollette. During his service as a member of the Compensation Committee, and prior to his retirement as a director and officer of HLS effective December 31, 2019, Mr. Damiris also served as the Chief Executive Officer and President of HLS. None of the members who served on the Compensation Committee at any time during 2019 had any relationship requiring disclosure under Item 13 of this annual report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board or our Compensation Committee. No executive officer of HLS served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee, except that Mr. Damiris also served as the Chief Executive Officer and President of HFC until his retirement as a director and officer of HLS and HFC effective December 31, 2019.

Report of the Audit Committee for the Year Ended December 31, 2019

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved the selection of Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2019. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•
reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2019 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•	discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the PCAOB, the SEC and the New York Stock Exchange;

•
discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm’s independence;

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

•	considered whether Ernst & Young LLP’s provision of non-audit services to Holly Energy Partners, L.P. is compatible with the auditor’s independence.

The Audit Committee charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All fees for audit, audit-related and tax services as well as all other fees presented under Item 14 “Principal Accountant Fees and Services” were approved by the Audit Committee in accordance with its charter.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2019 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

Members of the Audit Committee:
Larry R. Baldwin, Chairman
James H. Lee
Eric L. Mattson

Director Compensation

The Compensation Committee annually evaluates the compensation program for members of the Board who are not officers or employees of HLS or HFC (“non-employee directors”). Directors who also serve as officers or employees of HLS or HFC do not receive additional compensation for serving on the Board. We reimburse directors for all reasonable expenses incurred in attending Board and Board committee meetings and director continuing education sessions upon submission of appropriate documentation. No meeting fees are paid for Board or Board committee meetings.

For 2019, non-employee directors were entitled to receive a cash retainer, payable in cash, in addition to equity awards described in the following table.

In October 2019, the Board approved non-employee director compensation for 2020. The only change from 2019 was to increase the annual equity retainer from $90,000 to $105,000. In February 2020, the Board appointed Larry R. Baldwin as Presiding Director in light of Mr. Jennings becoming an officer of HFC and HLS in January 2020. In connection with his appointment, the Board approved a presiding director annual cash retainer of $25,000.

	Compensation in 2019	Compensation in 2020
Annual cash retainer	$100,000	$100,000
Annual cash retainer for the Presiding Director	$—	$25,000
Annual equity retainer of restricted units (1)	$90,000	$105,000
Annual cash retainer for the Chairman of the Board (2)	$75,000	$75,000
Annual cash retainer for Chairmen of committees (2)	$25,000	$25,000
__________________

(1)
The annual award is comprised of a number of restricted units equal to the annual equity retainer divided by the closing price of a common unit on the date of grant, with the number of restricted units rounded up in the case of fractional shares.

(2)
Beginning in 2018, no cash retainer was paid to the Chairman of the Compensation Committee since he also serves as Chairman of the Board. In light of his appointment as an officer of HFC and HLS, beginning January 1, 2020, Mr. Jennings no longer receives any compensation in his capacity as a director of HLS.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (the "Long-Term Incentive Plan") in the form of restricted units, with the number of restricted units calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the restricted units to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distributions paid with respect to outstanding restricted units. The distributions are not subject to forfeiture. The directors also have a right to vote with respect to the restricted units.

Non-Qualified Deferred Compensation

Non-employee directors are eligible to participate in the HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan, which is not tax-qualified under Section 401 of the Internal Revenue Code and allows participants to defer receipt of certain compensation (the “NQDC Plan”). The NQDC Plan allows non-employee directors the ability to defer up to 100% of their cash retainers for a calendar year. Participating directors have full discretion over how their contributions to the NQDC Plan are invested among the investment options. Earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan.

None of our non-employee directors participated in the NQDC Plan in 2019. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis–Overview of 2019 Executive Compensation Components and Decisions–Retirement and Benefit Plans–Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Our directors, other than those that serve as officers of HLS, are subject to the HEP unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least three times the annual equity retainer paid to non-employee directors. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

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

As of December 31, 2019, all of our then-current directors were in compliance with the unit ownership and retention policy or were within the five-year grace period provided in the policy.

Anti-Hedging and Anti-Pledging Policy

All of our directors are subject to our Insider Trading Policy, which, among other things, prohibits directors from entering into short sales or hedging or pledging our common units and HFC common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits directors and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HFC securities (or derivatives thereof), regardless of how the securities (or derivatives thereof) were acquired.

Director Compensation Table

The table below sets forth the compensation earned in 2019 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Larry R. Baldwin	$125,000	$105,017	$230,017
Michael C. Jennings	$175,000	$105,017	$280,017
Christine B. LaFollette	$100,000	$105,017	$205,017
James H. Lee	$100,000	$105,017	$205,017
Eric L. Mattson	$125,000	$105,017	$230,017
__________________

(1)
Mr. Damiris is not included in this table because he received no additional compensation for his service on the Board since, during 2019, Mr. Damiris was an executive officer of HFC and HLS. The compensation paid by HFC to Mr. Damiris in 2019 will be shown in HFC’s 2020 Proxy Statement. A portion of the compensation paid to Mr. Damiris by HFC in 2019 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below. Mr. Damiris retired as an officer and director of HLS and HFC effective December 31, 2019.

(2)
Reflects the aggregate grant date fair value of restricted units granted to non-employee directors, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2019, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On October 23, 2019, Messrs. Baldwin, Jennings, Lee and Mattson and Ms. LaFollette received an award of 4,465 restricted units that vests on December 1, 2020, subject to continued service on the Board. On December 4, 2019, Mr. Jennings forfeited his award due to his appointment as an executive officer of HFC and HLS. As of December 31, 2019, these are the only restricted units held by our current non-employee directors. For additional information regarding the annual restricted unit grants, please refer to the “Director Compensation” narrative above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2019 to the extent the Compensation Committee or our Chief Executive Officer determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2019, our “Named Executive Officers” were:

Name	Position with HLS in 2019
George J. Damiris (1)	Chief Executive Officer and President
Richard L. Voliva III (2)	Executive Vice President and Chief Financial Officer
Mark T. Cunningham	Senior Vice President, Operations and Engineering
Vaishali S. Bhatia (3)	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary

(1)	Mr. Damiris retired as Chief Executive Officer and President of HLS effective December 31, 2019.

(2)	Mr. Voliva was appointed as President of HLS effective January 1, 2020.

(3)
Ms. Bhatia was appointed as Senior Vice President and General Counsel of HLS effective November 14, 2019. She was appointed as Chief Compliance Officer and Secretary of HLS effective August 13, 2019. She resigned as Chief Compliance Officer in January 2020.

Certain of our Named Executive Officers are also officers of HFC or provide services to HFC. During 2019:

•	Mr. Cunningham spent all of his professional time managing our business and affairs and did not provide any services to HFC.

•
Messrs. Damiris and Voliva and Ms. Bhatia, who we generally refer to as the “HFC Shared Officers,” also served as executive officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs. All compensation paid to such executive officers is paid and determined by HFC, without input from the Compensation Committee.

Fees and Reimbursements for Compensation of Named Executive Officers

•
Administrative Fee Covers HFC Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC (currently $2.6 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and office space, furnishings and equipment. None of the services covered by the administrative fee are assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HFC Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

•
Reimbursements for Compensation of Dedicated HLS Officers. Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the dedicated HLS officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2019, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Cunningham. With respect to equity compensation paid by us to Mr. Cunningham, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Compensation Decisions for Dedicated HLS Officers

•
Generally. The Compensation Committee, pursuant to its charter, determines cash and bonus compensation only for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS and are not HFC Shared Officers. During 2019, HLS’s Chief Executive Officer, President and Chief Financial Officer were HFC Shared Officers, and as a result, the Compensation Committee did not set cash and bonus compensation for any executive officer. For 2019, the Compensation Committee made compensation decisions for Mr. Cunningham only with respect to long-term equity incentive awards. All other compensation provided to Mr. Cunningham, other than with respect to pension and retirement benefits as described below, for 2019 was determined by the Chief Executive Officer of HLS and is reported, in accordance with SEC rules, in the tables that follow.

•
Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Mr. Cunningham in 2019 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Allocation of Compensation and Compensation Decisions for HFC Shared Officers

•
Generally. HFC makes all decisions regarding the compensation paid to the HFC Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to the HFC Shared Officers for 2019 is allocated to the services they performed for us during 2019. The allocation was made based on the assumption that each of Messrs. Damiris and Voliva and Ms. Bhatia spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2019:

Name	Percentage of Time
George J. Damiris	20%
Richard L. Voliva III	20%
Vaishali S. Bhatia	25%

Because HFC made all decisions regarding the compensation paid to Messrs. Damiris and Voliva and Ms. Bhatia for 2019, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Damiris and Voliva in 2019 will be disclosed in HFC’s 2020 Proxy Statement. The compensation paid by HFC to Ms. Bhatia is discussed and disclosed in the tables that follow.

Objectives of Compensation Program

Our compensation program is designed to attract and retain talented and productive executives who are motivated to protect and enhance our long-term value for the benefit of our unitholders. Our objective is to be competitive with our industry and encourage high levels of performance from our executives.

In supporting our objectives, in applicable years, the Compensation Committee considers the cash compensation to be received by the dedicated HLS officers when determining equity compensation for the dedicated HLS officers; however, the Compensation Committee has not adopted any formal policies for allocating compensation among salary, bonus and long-term equity compensation.

In the fourth quarter of 2018, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Mr. Cunningham with a goal of providing competitive compensation for 2019 to retain him, while at the same time providing him incentives to maximize long-term value for us and our unitholders.

Role of the Compensation Consultant and the Compensation Committee in the Compensation Setting Process

Since 2018, the Compensation Committee has retained Meridian, a consulting firm specializing in executive compensation, to advise the Compensation Committee on matters related to executive and non-employee director compensation and long-term equity incentive awards. The Compensation Consultant provided the Compensation Committee with market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “The Board, Its Committees and Director Compensation–Board Committees–Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with Meridian.

The Compensation Committee generally makes compensation decisions for a given fiscal year in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year. Meridian provided information and advice to the Compensation Committee in 2018 with respect to matters related to executive and non-management director compensation for 2019.

Beginning with 2019 compensation, the Compensation Committee, pursuant to its charter, will determine cash and annual incentive compensation for only HLS’s Chief Executive Officer, President or Chief Financial Officer, if such officers are solely dedicated to HLS and are not HFC Shared Officers. For all other dedicated HLS Officers, the Compensation Committee will only determine long-term equity incentive compensation.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting equity compensation for the Named Executive Officers. In 2018, the Compensation Committee reviewed comparison data provided by the Compensation Consultant with respect to annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the incentive compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviewed such data to evaluate whether our incentive compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtained market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive equity compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2019 equity compensation included the following companies, which are representative of the companies with which we compete for talent:

American Midstream Partners, LP	Enable Midstream Partners, LP
Andeavor Logistics LP	Enbridge Energy Partners, L.P.
Archrock Partners, L.P.	EnLink Midstream Partners, LP
Black Stone Minerals, L.P.	Extraction Oil & Gas, Inc.
Boardwalk Pipeline Partners, LP	Phillips 66 Partners LP
Buckeye Partners, L.P.	SemGroup Corporation
Callon Petroleum Company	Shell Midstream Partners, L.P.
Carrizo Oil & Gas, Inc.	Summit Midstream Partners, LP
Centennial Resource Development, Inc.	TC Pipelines, LP
Crestwood Equity Partners LP	Valero Energy Partners LP

The peer group used for 2019 compensation was changed from the peer group used with respect to 2018 compensation due to merger activity and recommendations from the Compensation Consultant..

For years in which we make the compensation decisions for our executive officers, our objective generally is to position pay at levels approximately in the middle range of market practice, taking into account median levels derived from our peer group analysis. Following advice from the Compensation Consultant, we consider our salary and non-salary compensation components relative to the median compensation levels generally within the peer group rather than to an exact percentile above or below the median. For these purposes, if compensation is generally within plus or minus 20% of the market median, it is considered to be in the middle range of the market. As noted, however, this market analysis is just one of many factors considered when making overall compensation decisions for our executives.

Role of Named Executive Officers in Determining Executive Compensation

In making executive equity compensation decisions for 2019, the Compensation Committee reviewed the total compensation provided to each executive in the prior year, the executive’s overall performance and market data provided by the Compensation

Consultant. The Compensation Committee also considered recommendations by the Chief Executive Officer and other factors in determining the appropriate final equity compensation amounts.

Various members of management facilitated the Compensation Committee’s consideration of equity compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself or herself. As described above, the Compensation Committee made the final decision only as to the long-term equity compensation of Mr. Cunningham.

In the fourth quarter of 2019, the Chief Executive Officer reviewed information similar to that provided to the Compensation Committee for purposes of determining salary and bonus compensation for Mr. Cunningham. The Chief Executive Officer sets compensation for his direct reports who are solely dedicated to HLS and who do not serve as President or Chief Financial Officer of HLS.

Overview of 2019 Executive Compensation Components and Decisions

The components of compensation received by Mr. Cunningham in 2019 are as follows:

•	base salary;

•	annual incentive cash bonus compensation;

•	long-term equity incentive compensation;

•	severance and change in control benefits;

•	health and retirement benefits; and

•	perquisites.

Each of these components is described in further detail in the narratives and/or tables that follow.

Base Salary

Base salary for Mr. Cunningham for 2019 was determined by the Chief Executive Officer of HLS in the fourth quarter of 2018. The Chief Executive Officer considered Mr. Cunningham’s position, level of responsibility and performance in 2018. The Chief Executive Officer also reviewed competitive market data relevant to his position. Following a review of the various factors listed above, Mr. Cunningham’s 2019 base salary was $322,233, which was effective January 1, 2019 and which represented a 3.3% increase from Mr. Cunningham’s 2018 base salary of $312,090.

Annual Incentive Cash Bonus Compensation

Target awards and performance metrics for the 2019 annual incentive plan for Mr. Cunningham were determined by the Chief Executive Officer of HLS in the fourth quarter of 2018.

The following table sets forth the minimum, target and maximum award opportunities (as a percentage of annual base salary) for Mr. Cunningham for 2019, and the portion of Mr. Cunningham’s target award opportunity that is allocated to each performance measure (as a percentage of his annual base salary).

	Award Opportunities			Allocation Among Performance Measures (as a percentage of annual base salary)
Name	Minimum	Target	Maximum	Financial Measures	Operational Measures	Strategic and Individual Measures
Mark T. Cunningham	22.5%	45.0%	90.0%	18%	18%	9%
The financial measures are weighted equally with the operational measures. Awards are capped to avoid encouraging an excessive short-term focus, potentially at the expense of long-term performance.

To facilitate timely determination of award payouts, the measurement period for each of the above metrics covers four consecutive quarters starting with the fourth quarter of the preceding year (2018) and ending with the third quarter of the following year (2019).
These awards were subject to our achievement of specified levels of performance with respect to financial, operational and strategic and individual performance measures. The following table sets forth the various components for each measure.

Performance Measure (percentage of the annual bonus awards)	Components (percentage of each performance measure)	How It’s Measured (percentage of each component)
Financial (40%)	EBITDA	Cumulative EBITDA performance of HEP vs. Cumulative Target for HEP
Operational (40%)	• Environmental, Health and Safety (40%)(1) • Reliability (40%) (2) • Operating Expense vs. Budget (20%) (3)	• Recordable Injury Rate • Lost Time Injuries • Vehicle Incidents • Employee Based Environmental Releases • Solomon Liquid Pipeline Availability
Strategic and Individual (20%)	Relevant individual metrics for each named executive officer	Mark T. Cunningham • Safety and environmental • Maintenance capital and XO expense management • Asset reliability • Growth projects • Pipeline excellence and communication

(1)	The EHS metric is divided into the following four equally weighted measures:

•	Recordable Injury Rate, which is based on the number of employees out of 100 that have been involved in a recordable event.

•	Lost Time Injury, which is based on the number of injuries causing an employee to miss work.

•	Vehicle Incidents, which is based on the number of incidents generating greater than $5,000 of property damage per 1,000,000 miles driven by HEP employees.

•	Employee Based Environmental Releases, which is based on loss of containment caused by an employee that is reportable to either a state or federal agency.

(2)	The reliability metric is based on the weighted average Solomon Liquid Pipeline Availability.

(3)
Operating Expense includes all direct and controllable cash operating costs, which includes Selling, General and Administrative (SG&A) costs. Budgeted costs exclude asset write-downs, impairments, inventory valuation charges, unbudgeted litigation and legal settlement costs, environmental charges resulting from events which occurred prior to the beginning of the performance period, variable energy and utility costs, and unbudgeted bonus expenses and costs related to unbudgeted new capital assets brought online and acquisitions made during the period. The metric is based on the actual cash operating expense of each segment versus the budgeted cash operating expense for each segment.

Financial Measures

The table below sets forth the threshold, target and maximum performance levels for each financial measure and the actual results for the financial measures in 2019:

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2019	Percent of Target Bonus Achievement
EBITDA (in millions)	$343,000	$361,000	$379,000	$366,000	128%
________________________
Payouts are interpolated between threshold and target and target and maximum.

Operational Measures

The table below sets forth the threshold, target and maximum performance levels for each operational measures and the actual results for the operational measures in 2019:

Metric	Threshold (50%)	Target (100%)	Maximum (250%)	Actual for 2019	Percent of Target Bonus Achievement
EH&S					99%
Recordable Injury Rate	1.0	0.80	0	1.64	0%
Lost Time Injuries	2	1	0	3	0%
Vehicle Incidents	1.8	1.4	0	1.02	195%
Employee Based Environmental Releases	3	2	0	1	200%
______________________
Payouts are interpolated between threshold and target and target and maximum, except that for the recordable injury rate, a rate of .60 equates to a 200% payout, for vehicle incidents, 1.0 incidents equates to a 200% payout, and for employee based environmental releases, 1 release equates to a 200% payout.

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2019	Percent of Target Bonus Achievement
Reliability	98.0% Available	98.75% Available	≥ 99.5% Available	99.79	200%
Operating Expense	5% over Budget	Budget	5% or more under Budget	2% over Budget	79%
_________________________
Payouts are interpolated between threshold and target and target and maximum.

The total percent of target bonus achieved for the operational measures was 135.3%.

Strategic and Individual Performance Measures

In addition to the measures mentioned above, a portion of the award for Mr. Cunningham was based on the Chief Executive Officer’s evaluation of Mr. Cunningham’s strategic and individual performance during the year. Mr. Cunningham achieved 100% of his target bonus for the strategic and individual performance measures.

2019 Performance
The following table sets forth Mr. Cunningham’s target bonus as a percentage of base salary and the actual payouts to Mr. Cunningham for 2019 as a percentage of base salary.

Name	Target Bonus	Financial Measures	Operational Measures	Strategic and Individual Measures	Percentage of Base Salary Earned	Percentage of Target Bonus Earned
Mark T. Cunningham	45%	23.0%	24.4%	9.0%	56.4%	125.3%

Long-Term Equity Incentive Compensation

The Long-Term Incentive Plan was adopted by the Board in August 2004 with the objective of:

•	promoting our interests by providing equity incentive compensation awards to eligible individuals;

•	enhancing our ability to attract and retain the services of individuals who are essential for our growth and profitability;

•	encouraging those individuals to devote their best efforts to advancing our business; and

•	aligning the interests of those individuals with the interests of our unitholders.

The Compensation Committee (and beginning in 2018, the Board) typically grants long-term equity incentive awards to dedicated HLS officers on an annual basis. Annual long-term equity incentive award grants are made in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the dedicated HLS officers. As a result, annual long-term equity incentive awards for the 2019 year were granted in November 2018 to the individuals who were dedicated HLS officers at that time. Pursuant to SEC rules, the long-term equity incentive awards granted in November 2018 for the 2019 year are disclosed as 2018 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in November 2018) and are not included in the 2019 Grants of Plan-Based Awards table; however, because these awards relate to the 2019 year, they are described in greater detail below.

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

For the 2019 year, the Board awarded both phantom units and performance units to Mr. Cunningham. Due to SEC rules regarding the timing of disclosures, Mr. Cunningham’s awards with respect to the 2019 year are reflected in the Executive Compensation Tables below as awards granted in the 2018 year. The awards that are reflected in the Executive Compensation Tables during the 2019 year are awards that were granted in late 2019 with respect to the 2020 year, described in further detail below. It is our practice not to make long-term equity incentive award grants to the HFC Shared Officers. Any equity compensation awards granted by HFC for 2019 to any of the HFC Shared Officers will be disclosed in HFC’s 2020 Proxy Statement to the extent such individuals are “named executive officers” of HFC for the 2019 year.

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

The phantom units granted in November 2018 were originally scheduled to vest in three equal annual installments to be fully vested and nonforfeitable after December 15, 2021. In February 2019, we determined that all outstanding equity awards with a vesting date of December 15 would be changed to a vesting date of December 1 of the applicable year. This vesting date change was deemed to be a minor administrative modification necessitated by our growth and the number of existing award holders. Therefore, the November 2018 phantom units vest in three equal annual installments according to the schedule below, subject to continued employment by the unitholder.

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

With respect to the performance unit awards for the 2019 year, Mr. Cunningham was granted a target number of performance units. The target number was initially recommended by the Compensation Committee, and approved by the Board, in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Mr. Cunningham in November 2018 for the 2019 year:

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
MPLX LP

For the performance unit awards granted in November 2018 for the 2019 fiscal year:

•
“EBITDA,” which determines 50% of the shares earned at the end of the performance period, is defined as our earnings before interest, taxes, depreciation and amortization for each calendar year during the performance period. The Board believes EBITDA is an appropriate metric because it measures HEP’s profitability before the effects of items such as financings, capital expenditures and taxes.

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

“Target EBITDA” is defined as the sum of the EBITDA targets established by the Compensation Committee for each calendar year during the performance period. Target EBITDA is communicated to the performance unit holder within the first quarter of each calendar year within the performance period.

For the total unitholder return metric, a percentile ranking of our total unitholder return versus the total unitholder return of each entity in our incentive peer group will be calculated at the end of the performance period and payout is determined in accordance with the following table:

Ranking of the Partnership within Peer Group	Total Unitholder Return Performance Percentage
>90th percentile	Maximum (200% of Target)
<90th percentile but > 50th percentile	Interpolate between 100% and 200%
50th percentile	Target (100%)
<50th percentile but > 25th percentile	Interpolate between 25% and 100%
25th percentile	25% of Target (Minimum)
<25th percentile	Zero

Earned performance share awards will be paid in the form of fully vested common units. Prior to vesting, distributions are paid on each outstanding performance unit, based on the target number of performance units subject to the award, at the same rate as distributions paid on our common units. The distributions are not subject to forfeiture.

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

Retirement and Other Benefits

Our Named Executive Officers participate in certain retirement plans sponsored and maintained by HFC. The cost of retirement benefits for dedicated HLS officers is charged monthly to us in accordance with the terms of the Omnibus Agreement. The terms of these benefit arrangements are described below.

Defined Contribution Plan

For 2019, Mr. Cunningham was eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $19,000 for 2019, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,000.

For 2019, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2019, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Mr. Cunningham were charged to us in 2019 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2019, Mr. Cunningham was eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including, for 2019, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. In 2019 (and prior years) participants in the NQDC Plan were required to contribute the maximum contribution allowed under the 401(k) Plan before deferrals would be permitted in the NQDC Plan. On and after January 1, 2020, participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Mr. Cunningham were charged to us in 2019 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Mr. Cunningham were charged to us in 2019 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. We provided a reserved parking space for Mr. Cunningham in 2019. In addition, we may also reimburse our executive officers for limited entertainment expenses that we deem to serve a business purpose and provide personal benefits to our executive officers in limited circumstances associated with executive team-building and strategy planning events.

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

We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HFC. The material terms and the quantification of the potential amounts payable under the Change in Control Agreement in effect with Mr. Cunningham in 2019 are described below in the section titled “Potential Payments upon Termination or Change in Control.” We bear all costs and expenses associated with this agreement.

HFC has entered into Change in Control Agreements with Messrs. Damiris and Voliva and Ms. Bhatia, which were in effect during 2019 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Mr. Damiris’s Change in Control Agreement with HFC terminated upon his retirement effective December 31, 2019. Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreement with Mr. Voliva will be described in HFC’s 2020 Proxy Statement. Mr. Damiris entered into a Retirement Agreement with HFC in connection with his retirement, which is also described within HFC’s 2020 Proxy Statement.
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

As of December 31, 2019, Mr. Cunningham was in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

All of our employees, including our named executive officers, are subject to our Insider Trading Policy, which, among other things, prohibits employees from entering into short sales or hedging or pledging shares of our common units and HFC common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits employees, including our named executive officers, and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HFC securities (or derivatives thereof), regardless of how the securities (or derivatives thereof) were acquired.

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

Recoupment of Compensation

In October 2018, the Board adopted a formal clawback policy, which provides that upon occurrence of a material restatement of our financial results (other than due to a change in accounting policy or applicable law), the Board may recover bonus and other incentive and equity based compensation (the “Incentive Compensation”) awarded to Board appointed officers of HLS and our subsidiaries that were paid or awarded during the 24-month period preceding the restatement. In the event of such material restatement, if the Incentive Compensation would have been lower had it been calculated based on such restated results, the Compensation Committee may (as determined in its sole discretion and to the extent permitted by governing law and as appropriate under the circumstances), seek to recover for our benefit all or a portion of such Incentive Compensation awarded to any covered employee who is then currently employed by us. In determining whether to seek recovery, the Compensation Committee may take into account any considerations as it deems appropriate, including whether the error was caused by intentional misconduct or fraud. The amount of any recovery and the source of such recovery (whether from unvested equity compensation or future compensation payable to the covered employee) will be determined in the sole discretion of the Compensation Committee.

Additionally, equity awards granted to Named Executive Officers are subject to the terms of the Long-Term Incentive Plan, which states that such awards may be cancelled, repurchased and/or recouped to the extent required by applicable law or any clawback policy that we adopt. In addition, the award agreements for our outstanding long-term incentive compensation awards state that the award and amounts paid or realized with respect to the award may be subject to reduction, cancellation, forfeiture or recoupment to the extent required by applicable law or any clawback policy that we adopt.

2020 Compensation Decisions

Long-Term Equity Incentive Compensation

In October 2019, the Board approved annual grants of phantom units and performance units for Mr. Cunningham. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2019 for the 2020 year are disclosed as 2019 compensation in the Summary Compensation Table and are reported in the 2019 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Phantom Unit Awards

In October 2019, Mr. Cunningham was granted phantom units. The number of phantom units awarded to Mr. Cunningham was determined in the same manner as the November 2018 phantom unit awards described above. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in October 2019 for the 2020 year:

Name	Number of Phantom Units
Mark T. Cunningham	6,378

Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted in October 2019 to Mr. Cunningham vest in three equal annual installments to be fully vested and nonforfeitable after December 1, 2022, as follows:

Phantom Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Phantom Units Vested
Immediately following December 1, 2020	1/3
Immediately following December 1, 2021	2/3
Immediately following December 1, 2022	All

(1) Vesting will occur on the first business day following December 1 if December 1 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In October 2019, Mr. Cunningham was granted performance units with a performance period that began on October 1, 2019 and ends on September 30, 2022. The target number of performance units awarded to Mr. Cunningham was determined in the same manner as the November 2018 performance unit awards described above. The following table sets forth the target number of performance units granted to Mr. Cunningham in November 2019 for the 2020 year:

Name	Target Number of Performance Units
Mark T. Cunningham	6,378

The Board determined that performance metrics for the October 2019 grants would consist of (a) actual EBITDA compared to target EBITDA and (b) total unitholder return during the performance period as measured against that of the following incentive peer group:

Archrock Partners, L.P.	PBF Logistics LP
Buckeye Partners, L.P.	Philips 66 Partners LP
Crestwood Equity Partners LP	SemGroup Corporation
Delek Logistics Partners, LP	Shell Midstream Partners, L.P.
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	TC Pipelines, LP
MPLX LP

For the performance unit awards granted in October 2019 for the 2020 fiscal year, “EBITDA” for each 12 month period and “total unitholder return” are calculated in the same manner as they are calculated for the performance units granted in November 2018 for the 2019 fiscal year.

The actual number of performance units earned at the end of the performance period will be determined in the same manner as the performance units granted in November 2018 for the 2019 fiscal year.

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

“Target EBITDA” is defined as the sum of the EBITDA targets established by the Compensation Committee for each 12-month period during the performance period. Target EBITDA is communicated to the performance unit holder within the fourth quarter of each year within the performance period.

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

Mr. Cunningham must be employed by us on December 1, 2022 (or the first business day thereafter if such date falls on a Saturday or Sunday) to receive payment of the earned performance unit awards, except as described below in “Executive Compensation-Potential Payments Upon Termination or Change in Control.” Earned performance share awards will be paid in the form of fully vested common units. Prior to vesting, distributions are paid on each outstanding performance unit, based on the target number of performance units subject to the award, at the same rate as distributions paid on our common units. The distributions are not subject to forfeiture.

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
Christine B. LaFollette
James H. Lee

Executive Compensation

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

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
George J. Damiris Chief Executive Officer and President (5)	2019	$740,052	$—	$—	$—	$—	$740,052
	2018	1,250,000	—	—	1,020,074	—	2,270,074
	2017	1,100,000	—	—	881,430	—	1,981,430
Richard L. Voliva III Executive Vice President and Chief Financial Officer (5)	2019	$620,989	$—	$—	$—	$—	$620,989
	2018	650,000	—	—	4,215	—	654,215
	2017	468,750	—	—	154,568	—	623,318
Mark T. Cunningham Senior Vice President, Operations and Engineering	2019	$322,233	$—	$306,847	$180,078	$63,638	$872,796
	2018	312,090	60,600	300,046	66,660	55,185	794,581
	2017	303,000	60,600	275,058	66,660	48,692	754,010
Vaishali S. Bhatia Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (6)	2019	$229,987	$—	$—	$—	$—	$229,987

(1)
Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan prior to the 2019 year and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.

(2)
Represents the aggregate grant date fair value of awards of restricted units or phantom units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2019 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

Awards for the 2018 fiscal year granted in November 2017 are reported in the “Unit Awards” column of the Summary Compensation Table for 2017, awards for the 2019 fiscal year granted in November 2018 are reported in the “Unit Awards” column of the Summary Compensation Table for 2018, and awards for the 2020 fiscal year granted in October 2019 are reported in the “Unit Awards” column of the Summary Compensation Table for 2019, in each case, in accordance with SEC rules.

The performance share units awarded in October 2019 are subject to a “market condition” (the total unitholder return (“TUR”) performance metric) and a “performance condition” (earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance metric). For purposes of determining the grant date fair value of the performance share units granted in October 2019, in accordance with SEC rules and FASB ASC Topic 718, we have assumed an aggregate settlement of 104.55%, which includes a settlement of 54.55% of the TUR portion of the award and 50% of the EBITDA portion of the award. The maximum payout of the aggregate awards, however, could be up to 200%. If the EBITDA portion of the award was settled at the maximum payout level of 200% (resulting in settlement of the aggregate award in an amount equal to 154.55%), the grant date fair value of the performance share unit awards granted to Mr. Cunningham would be $231,841. See “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation– Performance Unit Awards.”

The terms of the phantom unit and performance unit awards granted in October 2019 for the 2020 fiscal year are described under “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation.”

For additional information on outstanding phantom unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.”

(3)
Represents the bonus amount, if any, paid under our Annual Incentive Plan. The 2019 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis–Overview of 2019 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.”

(4)	For 2019, includes the compensation as described under “All Other Compensation” below.

(5)
During 2019, each of these officers split his professional time between HFC and us, and all compensation paid to him for 2019 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2019 is allocated to the services he performed for us during 2019. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his professional time in 2019 on our business and affairs:

Name	Percentage of Time
George J. Damiris	20%
Richard L. Voliva III	20%

As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2019 has been reported in this table, and the allocated amount has been solely attributed in the table above to his base salary. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to his name above. For Mr. Damiris, the total amount paid to him in connection with his retirement from HFC was not included in determining the allocated amount reflected in this table. The total compensation paid by HFC to Messrs. Damiris and Voliva (including the portion of their salary reported in this table and the amounts paid to Mr. Damiris in connection with his retirement), will be disclosed in HFC’s 2020 Proxy Statement.

(6)
During 2019, Ms. Bhatia split her professional time between HFC and us, and all compensation paid to her for 2019 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to her for 2019 is allocated to the services she performed for us during 2019. The allocation was made based on the assumption that she spent, in the aggregate, approximately 25% of her professional time in 2019 on our business and affairs.

As a result, only the designated percentage of the total amount of compensation Ms. Bhatia received from HFC for 2019 has been reported in this table, and the allocated amount has been solely attributed in the table above to her base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to her by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by 25%. The total compensation paid by HFC to Ms. Bhatia in 2019 (including the portion of her salary reported in this table) is as follows: (i) salary of $248,968 for the entirety of 2019, (ii) a discretionary bonus of $86,577 in 2019, (iii) stock awards of $492,972, which reflects the aggregate grant date fair value of awards of restricted stock units granted by HFC to Ms. Bhatia in September 2019 (1,956 restricted stock units based on a grant date closing price of $51.16 for HFC’s common stock) and restricted stock units and performance share units granted by HFC to Ms. Bhatia in November 2019 (3,804 restricted stock units and 3,804 performance share units (at target), based on a grant date closing price of $52.59 for HFC’s common stock), calculated in accordance with FASB ASC Topic 718, (iv) $63,423 pursuant to HFC’s 2019 annual incentive cash compensation program, and (v) $27,700 in 401(k) plan matching contributions and retirement contributions in 2019 and $306 in tax reimbursements for an employee award. For additional information regarding HFC’s compensation arrangements, please refer to HFC’s 2020 Proxy Statement.

Ms. Bhatia resigned as Chief Compliance Officer in January 2020.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2019 in the Summary Compensation Table above.

Name (1)	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Tax Reimbursements(2)	Total
George J. Damiris	—	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—	—
Mark T. Cunningham	$16,500	$18,200	$13,315	$14,425	$1,198	$63,638
Vaishali S. Bhatia	—	—	—	—	—	—
______________

(1)
The value of the perquisites provided by us to our Named Executive Officers in 2019 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.

(2)
For Mr. Cunningham, represents tax payments made on the executive’s behalf with respect to imputed income for family travel on our aircraft when the executive was traveling for business purposes and the family travel was business related.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2019. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan, as “PHUA” for phantom unit awards, and as “PUA” for performance unit awards. Messrs. Damiris and Voliva and Ms. Bhatia did not receive any plan-based awards from us during 2019.

The phantom unit and performance unit grants reported below for Mr. Cunningham were granted in October 2019 for the 2020 fiscal year and are reported in this table as 2019 compensation in accordance with SEC rules. These awards are described in greater detail above under “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in November 2018 for the 2019 fiscal year were previously reported as 2018 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

	Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Equity Awards (3)	Grant Date Fair Value (4)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
George J. Damiris	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva	—	—	—	—	—	—	—	—	—	—
Mark T. Cunningham	AICP		$72,502	$145,005	$290,010
	PUA	10/23/2019				3,189	6,378	12,756		$156,836
	PHUA	10/23/2019							6,378	$150,011
Vaishali S. Bhatia	—	—	—	—	—	—	—	—	—	—

(1)
Represents the potential payouts for awards granted under our annual incentive cash compensation program, which were subject to achieving certain performance targets with respect to financial measures, operational measures and strategic and individual measures. Amounts reported (a) in the “Threshold” column reflect 50% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the award, (b) in the “Target” column reflect 100% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the target amount payable under the award, and (c) in the “Maximum” column reflect 200% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the maximum amount payable under the award. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the financial measures, operational measures and strategic and individual measures under the annual incentive cash compensation program, then 0% of the named executive officer’s target award opportunity will be earned. The performance targets and target awards are described under “Compensation Discussion and Analysis–Overview of 2019 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” Although these awards were granted in the fourth quarter of 2018, they represent the 2019 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2019.

(2)
Represents the potential number of performance units payable under the Long-Term Incentive Plan. Amounts reported (a) in the “Threshold” column reflect 50% of the target number of performance units awarded to the named executive officer, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the performance unit awards, (b) in the “Target” column reflect 100% of the target number of performance units awarded to the named executive officer, which is the target amount payable under the performance unit awards, and (c) in the “Maximum” column reflect 200% of the target number of performance units awarded to the named executive officer, which is the maximum amount payable under the performance unit awards. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the EBITDA and total unitholder return performance metrics applicable to the performance unit awards, then 0% of the target number of performance units awarded will be earned. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in October 2019 for the 2020 fiscal year are described above under “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation–Performance Unit Awards.”

(3)
Represents awards of phantom units. The terms of the phantom unit awards granted in October 2019 for the 2020 fiscal year are described above under “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation–Phantom Unit Awards.”

(4)
Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $23.52 on October 23, 2019. The value of performance units granted on October 23, 2019 reflects a probable settlement percentage of 104.55%. See note 2 to the Summary Compensation Table for additional information regarding the aggregate probable settlement percentage calculation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding phantom units and performance units held by each Named Executive Officer as of December 31, 2019, including awards that were granted prior to 2019. The value of these awards was calculated based on a price of $22.15 per unit, the closing price of our common units on December 31, 2019. Messrs. Damiris and Voliva and Ms. Bhatia do not hold any outstanding equity awards under our Long-Term Incentive Plan, and the table below does not reflect any outstanding HFC equity awards held by any of our Named Executive Officers.

Under SEC rules, the number and value of performance units reported is based on the number of units payable at the end of the performance period assuming the maximum level of performance is achieved. In this table, awards are abbreviated as “PHUA” for phantom unit awards and “PUA” for performance unit awards. The provisions applicable to these awards upon certain terminations of employment or a change in control are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
George J. Damiris	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	PHUA	11,145	$246,862
	PUA			28,988	642,084
Vaishali S. Bhatia	—	—	—	—	—

(1)	Includes the following phantom unit awards granted by us:

•	in November 2017 to Mr. Cunningham (3,861), of which one third vested on December 15, 2018, one third vested on December 1, 2019 and the remaining one third vests on December 1, 2020;

•	in November 2018 to Mr. Cunningham (5,220), of which one third vested on December 1, 2019, one third vests on December 1, 2020 and the remaining one third vests on December 1, 2021; and

•	in October 2019 to Mr. Cunningham (6,378), of which one third vests on December 1, 2020, one third vests on December 1, 2021 and the remaining one third vests on December 1, 2022.

(2)	Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):

•	in November 2017 to Mr. Cunningham (3,861), with a performance period that ends on December 31, 2020;

•	in November 2018 to Mr. Cunningham (5,220), with a performance period that ends on December 31, 2021; and

•
in October 2019 to Mr. Cunningham (6,378), with a performance period that ends on September 30, 2022 and a service period that ends on December 1, 2022 (or the first business day thereafter if such date is a Saturday or a Sunday).

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2019 of restricted unit, phantom unit and/or performance unit awards held by the Named Executive Officers. Messrs. Damiris and Voliva and Ms. Bhatia do not currently hold any equity awards under our Long-Term Incentive Plan, nor did they have any equity awards under our Long-Term Incentive Plan that vested during 2019. The table below does not reflect any information regarding the vesting in 2019 of any HFC equity awards held by any of our Named Executive Officers. To date, we have not granted any unit options.

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

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
George J. Damiris	—	—
Richard L. Voliva III	—	—
Mark T. Cunningham	10,512 (1)	$239,817
Vaishali S. Bhatia	—	—

(1)
Includes the following number of common units (shown in column (b) below) that became payable to the executive officer on February 5, 2020 following the Board’s certification that the applicable standards for the target performance units granted to the executive officer in October 2016 (shown in column (a) below), the performance period for which ended December 31, 2019, had been met (based on a performance percentage of 148%), which performance units are treated, in accordance with SEC rules, as vesting during 2019:

Name	Performance Units Granted in October 2016 (a)	Number of Common Units (b)
Mark T. Cunningham	4,128	6,109

Nonqualified Deferred Compensation

In 2019, Messrs. Damiris, Voliva and Cunningham participated in the NQDC Plan. In 2019, the NQDC Plan functioned as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2019, the annual deferral contribution limit under the 401(k) Plan was $19,000, and the annual compensation limit was $280,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. In 2019 (and prior years) participants in the NQDC Plan were required to contribute the maximum contribution allowed under the 401(k) Plan before deferrals would be permitted in the NQDC Plan. On and after January 1, 2020, participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation and certain other items. In 2019, eligible participants were required to make catch-up contributions to the 401(k)

Plan before any contributions will be deposited into the NQDC Plan. For 2019, the catch-up contribution limit was $6,000. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the year immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2019, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the tax-qualified 401(k) Plan. The following table lists the investment options for the NQDC Plan in 2019 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	24.79%
American Century Mid-Cap Value I Fund	29.12%
Fidelity Contrafund	29.98%
Harbor Capital Appreciation Inst Fund	33.28%
Hartford SmallCap Growth Y Fund	35.85%
Invesco Oppenheimer Developing Markets R6 Fund	24.53%
Invesco Oppenheimer International Growth R6 Fund	29.16%
LargeCap S&P 500 Index Inst Fund	31.32%
MidCap S&P 400 Index Inst Fund	26.02%
PIMCO Total Return Instl Fund	8.26%
SmallCap S&P 600 Index Inst Fund	22.58%
T. Rowe Price Retirement 2005 Fund	15.08%
T. Rowe Price Retirement 2010 Fund	16.16%
T. Rowe Price Retirement 2015 Fund	17.40%
T. Rowe Price Retirement 2020 Fund	19.37%
T. Rowe Price Retirement 2025 Fund	20.95%
T. Rowe Price Retirement 2030 Fund	22.48%
T. Rowe Price Retirement 2035 Fund	23.70%
T. Rowe Price Retirement 2040 Fund	24.68%
T. Rowe Price Retirement 2045 Fund	25.39%
T. Rowe Price Retirement 2050 Fund	25.32%
T. Rowe Price Retirement 2055 Fund	25.38%
T. Rowe Price Retirement 2060 Fund	25.37%
Vanguard Equity-Income Adm. Fund	25.35%
Vanguard Federal Money Market Investor Fund	2.14%
Vanguard Total Bond Market Index Institutional Fund	8.73%
Vanguard Total International Stock Index Institutional Fund	21.56%
Victory Munder Mid-Cap Core Growth R6 Fund	26.47%

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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Mr. Cunningham were charged to us in 2019 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan account for Mr. Cunningham. Even though Messrs. Damiris and Voliva were also participants in the NQDC Plan in 2019, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HFC during 2019. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Damiris and Voliva, will be provided in HFC’s 2020 Proxy Statement.

Name	Executive Contributions in 2019 (1)	Company Contributions in 2019 (2)	Aggregate Earnings in 2019	Aggregate Withdrawals/ Distributions in 2019	Aggregate Balance at December 31, 2019 (3)
George J. Damiris	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$181,768	$27,740	$97,697	—	$1,099,708
Vaishali S. Bhatia	—	—	—	—	—
_______________

(1)
The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2019.

(2)	These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2019.

(3)
The aggregate balance for Mr. Cunningham reflects the cumulative value, as of December 31, 2019, of his and employer-provided contributions to the NQDC Plan for his account, and any earnings on these amounts, since he began participating in the NQDC Plan in 2012. We reported executive and company contributions for Mr. Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2019	Years Prior to 2019
Mark T. Cunningham	$209,508	$798,609

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

Change in Control Agreements

HFC has entered into a Change in Control Agreement with each of Messrs. Damiris and Voliva and Ms. Bhatia. The Change in Control Agreement with Mr. Damiris terminated pursuant to its terms upon his retirement and separation from HFC, and Mr. Damiris entered into a Retirement Agreement with HFC. Payments and benefits under the HFC Change in Control Agreements are triggered only upon certain termination events in connection with a change in control of HFC. A summary of the terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreement with Mr. Voliva, will be disclosed in HFC’s 2020 Proxy Statement. Payments that were made or will be made to Mr. Damiris pursuant to his Retirement Agreement with HFC will also be disclosed within HFC’s 2020 Proxy Statement.

We entered into a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and bear all costs and expenses associated with such agreement. We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, which agreement was terminated on October 31, 2016 when he entered into a Change in Control Agreement with HFC. Therefore the only Change in Control Agreement that we maintained with a Named Executive Officer during 2019 was Mr. Cunningham’s agreement.

Each Change in Control Agreement under our Change in Control Policy terminates on the day prior to the three-year anniversary of its effective date, and thereafter automatically renews for successive one-year terms (on each anniversary date thereafter) unless a cancellation notice is given by us 60 days prior to the automatic extension date. The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of HFC, HLS, HEP Logistics or HEP (1) the executive’s employment is terminated by HFC, HLS, HEP Logistics or HEP without “Cause,” by the employee for “Good Reason,” or as a condition of the occurrence of the transaction constituting the “Change in Control,” or (2) the executive does not remain employed by HFC, HLS, HEP Logistics or HEP or any of their respective affiliates or the executive is not offered employment with HFC, HLS, HEP, HEP Logistics or any of their affiliates on substantially the same terms in the aggregate as his previous employment within 30 days after the termination, then the executive will receive the following cash severance amounts paid by us:

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

For purposes of the Change in Control Agreements, a “Change in Control” occurs if:

•
a person or group of persons (other than HFC or any of its wholly-owned subsidiaries; HLS, HEP, HEP Logistics or any of their subsidiaries) becomes the beneficial owner of more than 50% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics or more than 50% of the outstanding common stock or membership interests, as applicable of HFC or HLS;

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

All outstanding performance units granted prior to 2018 will vest at 150% in the event of a Special Involuntary Termination, and performance units granted in 2018 and 2019 will vest at 200% in the event of a Special Involuntary Termination.

In the event of an executive’s death, disability or retirement, phantom units and performance units vest as follows:

•
Phantom Units: Upon death or disability, the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units. Under the phantom units granted in November 2017 and November 2018, upon “Retirement,” the executive will fully vest in all phantom units. Under the phantom units granted in October 2019, upon “Retirement,” the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units.

•
Performance Units: Pursuant to the terms of the November 2017 and November 2018 performance unit award agreements, upon "Retirement" the award will remain outstanding and eligible to vest without proration subject to actual performance. Pursuant to the terms of the October 2019 performance unit award agreements, upon “Retirement,” the executive becomes vested in a number of performance units attributable to the period of service completed during the applicable vesting period multiplied by the target number of performance units awarded and will forfeit any unvested units. Upon death or disability, the executive will remain eligible to vest with respect to a pro-rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. The Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period (provided that executives will earn and receive payment with respect to no less than 50% of the performance units awarded prior to 2018). The foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Separation or for “Cause.”

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

For purposes of the phantom unit awards and the performance units, “Retirement” is defined as a termination of employment other than for Cause on or after the date on which the executive: (i) has achieved ten years of continuous service and (ii) has attained age sixty.

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

The long-term equity incentive awards granted in 2018 and 2019 were granted to our Named Executive Officers with certain restrictive covenants that generally mirror the release requirements and confidentiality restrictions found in our Change in Control Agreements described above. The awards were also granted with non-solicitation provisions that generally prevent the Named Executive Officers from soliciting any employee or service provider of us or our affiliates for one year following a termination of employment.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2019. For these purposes, our common unit price was assumed to be $22.15, which was the closing price per unit on December 31, 2019.
In reviewing the table, please note the following:

•	For purposes of determining amounts under the “Cash Payments” column, accrued and unpaid salary and unreimbursed expenses were assumed to equal zero.

•
Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2019 year was taken prior to December 31, 2019. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts for Mr. Cunningham of $38,481.60 accrued in 2019 for the 2020 year.

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

•
With respect to the treatment of phantom unit awards upon termination due to death, disability or without Cause, we have reflected accelerated vesting based on the length of employment during the vesting period for each award.

•
Mr. Cunningham was eligible for retirement as of December 31, 2019. Assuming that Mr. Cunningham had retired on December 31, 2019, his retirement benefits would have consisted of accelerated vesting of phantom units valued at $246,862 and accelerated vesting of performance units valued at $642,062. We assumed that Mr. Cunningham’s performance units granted in 2019 would vest according to the pro-rata formula within his award agreements, and performance units granted prior to 2019 would settle at 100%, therefore the number of units paid upon a retirement scenario could vary from the level presented below.

•
The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by 12 months for Mr. Cunningham.

•
In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a)  no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control and (c) the presumption required under applicable regulations that the equity awards granted in 2019 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•
No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
George J. Damiris	—	—	—	—
Richard L. Voliva III	—	—	—	—
Mark T. Cunningham Termination in connection with or following a Change in Control	$492,355	$16,812	$888,924	$1,398,091
Termination due to Death, Disability or without Cause	—	—	$575,656	$575,656
Vaishali S. Bhatia	—	—	—	—

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

For Named Executive Officers performing all or a majority of their services for us, an appropriate part of total compensation is fixed, while another portion is variable and linked to performance. A portion of the variable compensation we provide is comprised of long-term incentives. A portion of the long-term incentives we provide is in the form of phantom units subject to time-based vesting conditions, which retains value even in a depressed market, so executives are less likely to take unreasonable risks. With respect to our performance units, payouts result in some compensation at levels below full target achievement, in lieu of an “all or nothing” approach. Further, our unit ownership guidelines require certain of our executives to hold at least a specified level of units (in addition to unvested and unsettled equity-based awards), which aligns an appropriate portion of their personal wealth to our long-term performance and the interests of our unitholders. Also, our clawback policy requires the return of annual and long-term incentive compensation for misconduct resulting in a material financial restatement.

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

CEO Pay Ratio

The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the HFC employee population. As a result, we have used the same median employee that was identified by HFC following HFC’s examination of the 2019 taxable wages for all individuals who were employed by HFC in the U.S., Canada, China and the U.K. on December 16, 2019.

HFC identified the median employee by examining the 2019 taxable wages for all of its U.S., Canadian, Chinese and U.K. employees, including its CEO, who were employed by HFC on December 16, 2019. HFC included all U.S., Canadian, Chinese and U.K. employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 16, 2019 HFC employed 3,885 such persons. As permitted by the SEC rules, HFC excluded its 202 employees located in Germany, Austria and the Netherlands since those employees comprise less than 5% of HFC’s 4,087 worldwide employees. HFC did not make any assumptions, adjustments or estimates with respect to the taxable wages other than deducting stock vesting from the taxable wages, and HFC did not annualize the wages for any employees that were not employed by HFC for all of 2019. HFC believes the use of taxable wages is the most appropriate compensation measure since it allows for a consistent measurement for employees in different countries.

After identifying the median employee based on total taxable wages, HFC calculated annual 2019 compensation for the median employee using the methodology provided in the SEC rules.  HFC’s median employee’s annual 2019 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2019	$112,659	—	—	$4,688	$11,885	$129,232

Our 2019 ratio of chief executive officer total compensation to the HFC median employee’s total compensation is reasonably estimated to be 6:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 14, 2020 the beneficial ownership of common units of HEP held by:

•	each person known to us to be a beneficial owner of 5% or more of the common units;

•	directors of HLS, the general partner of our general partner;

•	each Named Executive Officer of HLS; and

•	all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 105,440,201 common units outstanding as of February 14, 2020. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

Beneficial ownership of the common units of HEP is determined in accordance with SEC rules and regulations and generally includes voting power or investment power with respect to the common units held. Except as indicated and subject to applicable community property laws, to our knowledge the persons named in the tables below have sole voting and investment power with respect to all common units shown as beneficially owned by them. Except to the extent otherwise disclosed below, the directors and named executive officers have no shares pledged as securities nor do they have any other rights to acquire beneficial ownership of shares.

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation(1)	59,630,030	56.6%
Tortoise Capital Advisors, L.L.C.(2)	6,665,703	6.3%
Energy Income Partners, LLC (3)	6,412,130	6.1%
Oppenheimer Funds, Inc.(4)	6,267,063	5.9%
Mark T. Cunningham(5)	69,232	*
Michael C. Jennings(7)	18,877	*
James H. Lee(6)(7)(8)	14,403	*
Larry R. Baldwin(6)	13,880	*
Christine B. LaFollette(6)	9,663	*
Eric L. Mattson(6)	7,663	*
Richard L. Voliva III(7)	6,816	*
Vaishali S. Bhatia(7)	—	*
George J. Damiris(7)	—	*
All directors and executive officers as group (9 persons)(9)	126,145	*

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

(2)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2020, Tortoise acts as an investment adviser to certain investment companies and managed accounts pursuant to either an investment advisory agreement or a managed account agreement with each client, as applicable. Pursuant to such agreements, Tortoise has shared voting power over 5,147,808 units and shared dispositive power over 6,665,703 units. Pursuant to its client agreements, Tortoise may be deemed to beneficially own the units held by its clients. The address of Tortoise is 5100 W 115th Place, Leawood, Kansas 66211.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2020, Energy Income Partners, LLC, James J. Murchie, Eva Pao, John Tysseland and Saul Ballesteros. James J. Murchie, Eva Pao and John Tysseland are the Portfolio Managers with respect to the portfolios managed by Energy Income Partners, LLC.  Saul Ballesteros is a control person of Energy Income Partners, LLC. Each of the foregoing report shared voting and dispositive power over 6,412,130 units.  The address of each of the foregoing is 10 Wright Street, Westport, Connecticut 06880.

(4)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 25, 2019, Oppenheimer Funds, Inc. has shared voting power and shared dispositive power with respect to 6,267,063 units. The address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(5)
The number reported includes 11,145 common units to be issued upon settlement of phantom units, some of which may vest and be settled within 60 days of February 14, 2020 under certain circumstances. The number reported also includes 982 common units to be issued to Mr. Cunningham upon settlement of performance units, which may vest and be settled within 60 days of February 14, 2020 under certain circumstances. Until settled, Mr. Cunningham has no voting or dispositive power over the common units underlying the phantom units or performance units.

(6)	Includes 4,465 restricted units for which the director has sole voting power but no dispositive power.

(7)	Messrs. Jennings, Damiris, Voliva and Lee and Ms. Bhatia each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
George J. Damiris (a)	488,801
Richard L. Voliva III (b)(c)	80,806
Michael C. Jennings (b)	75,881
James H. Lee (d)	47,885
Vaishali S. Bhatia (b)	14,184
Total	707,557

(a)	Mr. Damiris retired as Chief Executive Officer, President and Director of HFC effective December 31, 2019. The amount reported is based on a Form 4 filed for Mr. Damiris on January 2, 2020.

(b)
The number reported includes shares of HFC common stock to be issued to the individual upon settlement of restricted stock units, which may vest and be settled within 60 days of February 14, 2020 under certain circumstances, as follows: Mr. Jennings (56,982 shares), Mr. Voliva (31,313 shares) and Ms. Bhatia (8,505 shares). Until settled, the individual has no voting or dispositive power over the restricted stock units. The number does not include unvested performance share units.

(c)	The number reported includes 4,303 restricted stock units held by Mr. Voliva’s wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(d)
The number reported includes 2,663 shares of HFC common stock to be issued to Mr. Lee upon settlement of restricted stock units, which may vest and be settled within 60 days of February 14, 2020 under certain circumstances. Until settled, Mr. Lee has no voting or dispositive power over the common stock underlying the restricted stock units.

As of February 14, 2020, there were 161,869,492 shares of HFC common stock outstanding. Each of Messrs. Jennings, Damiris, Voliva, and Lee and Ms. Bhatia owns less than 1% of the outstanding common stock of HFC.

(8)
Includes 285 common units held by Mr. Lee’s wife. Mr. Lee’s wife has the right to receive distributions from, and the proceeds from the sale of, these common units. Mr. Lee disclaims beneficial ownership of the common units held by his wife except to the extent of his pecuniary interest therein.

(9)
The number reported includes 11,145 common units to be issued to Mr. Cunningham upon settlement of phantom units, some of which may vest and be settled within 60 days of February 14, 2020 under certain circumstances, 982 common units to be issued to Mr. Cunningham upon settlement of performance units, which may vest and be settled within 60 days of February 14, 2020 under certain circumstances and 17,860 restricted units held by non-employee directors for which they have sole voting power but no dispositive power. The number reported also includes 285 common units as to which Mr. Lee disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2019:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	205,527 (3)	—	1,113,537
Equity compensation plans not approved by security holders	—	—	—
Total	205,527	—	1,113,537

(1)	All stock-based compensation plans are described in Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2019.

(2)
On April 25, 2012, at a Special Meeting of the Unitholders of the Partnership, the unitholders approved the Long-Term Incentive Plan, which, among other things, provided for an increase in the maximum number of common units reserved for delivery with respect to awards under the Long-Term Incentive Plan to 2,500,000 common units (as adjusted to reflect the two-for-one common unit split that occurred on January 16, 2013). All securities reported as available for future issuances are available from the additional common units approved by unitholders under the Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by HEP’s unitholders.

(3)
Includes 78,182 units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 41,811 units would be issued upon the vesting of such performance units. Performance units granted in November 2016 with a performance period that ended on December 31, 2019 were not settled until certification by the Board in February 2020 that a performance percentage of 148% was attained for these performance units; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2019 in accordance with SEC rules.

For more information about our Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2019 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Operational stage

Distributions of available cash to our general partner and its affiliates
In connection with the IDR Restructuring Transaction, our partnership agreement was amended and restated and our general partner agreed to waive $2.5 million of limited partner cash distributions for each twelve consecutive quarters beginning with the quarter ended September 30, 2017. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020.We currently distribute all of our available cash to unitholders of record on the applicable record date within 45 days after the end of each quarter, pro rata.

Payments to our general partner and its affiliates
We pay HFC or its affiliates an administrative fee, currently $2.6 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•	our obligation to pay HFC an annual administrative fee, in the amount of $2.6 million for 2019, for the provision by HFC of certain general and administrative services;

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

Payment of general and administrative services fee
Under the Omnibus Agreement, we pay HFC an annual administrative fee, in the amount of $2.6 million for 2019, for the provision of various general and administrative services for our benefit. This fee is subject to annual adjustment for changes in the Producer Price Index Commodities - Finished Goods, et al.Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

Indemnification
Under the Omnibus Agreement, certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $7.5 million through 2023 and $15 million through 2026. HFC's indemnification obligations under the Omnibus Agreement do not apply to assets we acquire from third parties, assets we construct or assets we relocate after they are transferred to us from HFC. For the Tulsa loading racks acquired from HFC in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HFC agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HFC agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

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

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2019, these agreements with HFC require minimum annualized payments to us of $348.1 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•
On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions will expire after the cash distribution for the second quarter of 2020, which will be made during the third quarter of 2020.

•	Revenues received from HFC were $411.8 million, $397.8 million and $377.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for the year ended December 31, 2019, and $2.5 million for each of the years ended December 31, 2018 and 2017.

•	We reimbursed HFC for costs of employees supporting our operations of $55.1 million, $51.7 million and $46.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•	HFC reimbursed us $13.9 million, $10.0 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, for expense and capital projects.

•
We distributed $150.0 million, $146.8 million and $130.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, to HFC as regular distributions on its common units, subordinated units and general partner interest, including general partner incentive distributions.

•
We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million, $2.0 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•
We recorded a gain on sales-type leases of $35.2 million during the year ended December 31, 2019 and we received sales-type lease payments of $4.8 million that were not included in revenues for the year ended December 31, 2019.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Commercial Analysis and Pricing at HFC, is the wife of Richard Voliva, HFC's Executive Vice President and Chief Financial Officer and HLS's President. Ms. Heidenreich received cash and equity compensation totaling $618,329 in 2019. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

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

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The disclosure, review and approval of any transactions with related persons is governed by our Code of Business Conduct and Ethics, which provides guidelines for disclosure, review and approval of any transaction that creates a conflict of interest between us and our employees, officers or directors and members of their immediate family. Conflict of interest transactions may be authorized if they are found to be in the best interest of the Partnership based on all relevant facts. Pursuant to the Code of Business Conduct and Ethics, conflicts of interest are to be disclosed to and reviewed by a supervisor who does not have a conflict of interest, the Human Resources Department or the Legal and Compliance Department, and approval must be obtained prior to proceeding with the potentially conflicted situation. Conflicts of interest involving directors or senior executive officers are reviewed by the full Board of Directors or by a committee of the Board of Directors on which the related person does not serve. Related party transactions required to be disclosed in our SEC reports are reported through our disclosure controls and procedures.

There are no transactions required to be disclosed in this Item 13 entered into since January 1, 2019, that were required to be reviewed, ratified or approved pursuant to our Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.	Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2019 calendar year.
Fees paid to Ernst & Young LLP for 2019 and 2018 are as follows:

	2019	2018

Audit Fees (1)	$1,024,000	$1,049,000
Audit-related Fees	50,000	50,000
Tax Fees	198,000	196,000
Total	$1,272,000	$1,295,000

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
See Index to Exhibits on pages 154 to 157.

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

4.6*	Description of Capital Stock pursuant to Item 601(b)(4) of Reg S-K.
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

10.3
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

10.4
Assignment and Assumption Agreement (Amended and Restated Intermediate Pipelines Agreement), effective January 1, 2011, between Navajo Refining Company, L.L.C. and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.5
Tulsa Equipment and Throughput Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.6
Amendment to Tulsa Equipment and Throughput Agreement, dated December 9, 2010, among Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.7
Assignment and Assumption Agreement (Tulsa Equipment and Throughput Agreement), effective January 1, 2011, between Holly Refining & Marketing - Tulsa, LLC and Holly Refining & Marketing Company LLC (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, File No. 1-32225).

10.8
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.9
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

10.10
First Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement, dated April 22, 2019, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 1-32225).

10.11
Twentieth Amended and Restated Omnibus Agreement, dated October 2, 2019, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, dated October 3, 2019, File No. 1-32225).

10.12
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-32225).

10.13
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.14
Sixth Amended and Restated Master Throughput Agreement, dated October 2, 2019, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 2, 2019, File No. 1-32225).

10.15
Construction Payment Agreement, dated October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.16
Third Amended and Restated Services and Secondment Agreement, dated October 3, 2016, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.17
Fifth Amended and Restated Master Lease and Access Agreement, dated October 29, 2018, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.18
Master Tolling Agreement (Refinery Assets), dated November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No. 1-32225).

10.19
Amendment to Master Tolling Agreement, dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225).

10.20
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

10.21
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225.)

10.22
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.23
LLC Interest Purchase Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.89 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.24
Refined Products Terminal Transfer Agreement, dated February 22, 2016, by and among HEP Refining Assets, L.P., Holly Energy Partners, L.P., El Paso Logistics LLC, HollyFrontier Corporation and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.90 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, File No. 1-32225).

10.25
Second Amended and Restated Pipelines and Terminals Agreement, dated February 22, 2016, by and among HollyFrontier Refining & Marketing LLC, HollyFrontier Corporation, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated February 22, 2016, File No. 1-32225).

10.26
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

10.27
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

10.28
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.29
LLC Interest Purchase Agreement, dated October 3, 2016, by and between HollyFrontier Corporation, HollyFrontier Woods Cross Refining LLC, Holly Energy Partners - Operating, L.P. and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 4, 2016, File No. 1-32225).

10.30
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.31+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

10.32+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.33+
Form of Holly Energy Partners, L.P. Indemnification Agreement entered into with officers and directors of Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).

10.34+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2019, File No. 1-32225).

10.35+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.36+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.37+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.38+
Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 1-32225).

10.39+	Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.48 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).
10.40+	Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.41+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).

10.42+
Form of Notice of Grant of Restricted Units (Directors) (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).

10.43+
Form of Restricted Unit Agreement (Directors) (incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).

10.44+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.53 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).
10.45+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.54 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, File No. 1-32225).
10.46+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.56 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.47+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.57 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.48+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
10.49+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 20, 2020	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2020	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Date: February 20, 2020	/s/ Richard L. Voliva III
Richard L. Voliva III
President

Date: February 20, 2020	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 20, 2020	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 20, 2020	/s/ Michael C. Jennings
Michael C. Jennings
Chairman of the Board

Date: February 20, 2020	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 20, 2020	/s/ James H. Lee
James H. Lee
Director

Date: February 20, 2020	/s/ Christine B. LaFollette
Christine B. LaFollette
Director

Date: February 20, 2020	/s/ Eric L. Mattson
Eric L. Mattson
Director