Form 10-Q
period 2020-03-31
HOLLY ENERGY PARTNERS LP
filed 2020-05-07
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at May 1, 2020, was 105,440,201.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.

Table of Contentsril 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•	the extraordinary market environment and effects of the COVID-19 pandemic, including the continuation of a material decline in demand for refined petroleum products in markets we serve;

•
risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals and refinery processing units;

•
the economic viability of HollyFrontier Corporation (“HFC”), our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•
the possibility of reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, whether due to infection in the workforce or in response to reductions in demand;

•	the effects of current and future government regulations and policies, including the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	our and our joint venture partners’ ability to complete and maintain operational efficiency in carrying out routine operations and capital construction projects;

•	the possibility of terrorist or cyber attacks and the consequences of any such attacks;

•	general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;

•	the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Risk Factors.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $16,675 and $6,842, respectively)	$19,282	$13,287
Accounts receivable:
Trade	15,638	18,731
Affiliates	38,406	49,716
	54,044	68,447
Prepaid and other current assets	7,548	7,629
Total current assets	80,874	89,363

Properties and equipment, net (Cushing Connect VIEs: $15,087 and $2,916, respectively)	1,465,789	1,467,099
Operating lease right-of-use assets, net	3,587	3,255
Net investment in leases	134,108	134,886
Intangible assets, net	97,820	101,322
Goodwill	270,336	270,336
Equity method investments (Cushing Connect VIEs: $39,054 and $37,084, respectively)	123,580	120,071
Other assets	12,190	12,900
Total assets	$2,188,284	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $11,417 and $2,082, respectively)	$19,549	$17,818
Affiliates	6,393	16,737
	25,942	34,555

Accrued interest	4,695	13,206
Deferred revenue	10,810	10,390
Accrued property taxes	5,707	3,799
Current operating lease liabilities	1,235	1,126
Current finance lease liabilities	3,238	3,224
Other current liabilities	3,065	2,305
Total current liabilities	54,692	68,605

Long-term debt	1,502,154	1,462,031
Noncurrent operating lease liabilities	2,709	2,482
Noncurrent finance lease liabilities	70,640	70,475
Other long-term liabilities	12,450	12,808
Deferred revenue	45,078	45,681

Class B unit	50,227	49,392

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at March 31, 2020 and December 31, 2019)	338,159	381,103
Noncontrolling interest	112,175	106,655
Total equity	450,334	487,758
Total liabilities and equity	$2,188,284	$2,199,232

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Affiliates	$101,428	$103,359
Third parties	26,426	31,138
	127,854	134,497
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,981	37,519
Depreciation and amortization	23,978	23,824
General and administrative	2,702	2,620
	61,661	63,963
Operating income	66,193	70,534

Other income (expense):
Equity in earnings of equity method investments	1,714	2,100
Interest expense	(17,767)	(19,022)
Interest income	2,218	528
Loss on early extinguishment of debt	(25,915)	—
Gain (loss) on sale of assets and other	506	(310)
	(39,244)	(16,704)
Income before income taxes	26,949	53,830
State income tax expense	(37)	(36)
Net income	26,912	53,794
Allocation of net income attributable to noncontrolling interests	(2,051)	(2,612)
Net income attributable to the partners	24,861	51,182
Limited partners’ per unit interest in earnings—basic and diluted	$0.24	$0.49
Weighted average limited partners’ units outstanding	105,440	105,440

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$26,912	$53,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,978	23,824
Gain on sale of assets	(417)	(9)
Loss on early extinguishment of debt	25,915	—
Amortization of deferred charges	799	766
Equity-based compensation expense	506	406
Equity in earnings of equity method investments, net of distributions	(1,164)	(112)
(Increase) decrease in operating assets:
Accounts receivable—trade	3,093	(2,253)
Accounts receivable—affiliates	11,310	10,748
Prepaid and other current assets	126	244
Increase (decrease) in operating liabilities:
Accounts payable—trade	(10,344)	(2,199)
Accounts payable—affiliates	2,921	(7,002)
Accrued interest	(8,511)	(7,616)
Deferred revenue	(184)	(233)
Accrued property taxes	1,908	3,757
Other current liabilities	760	130
Other, net	339	(3,090)
Net cash provided by operating activities	77,947	71,155

Cash flows from investing activities
Additions to properties and equipment	(18,942)	(10,718)
Investment in Cushing Connect	(2,345)	—
Proceeds from sale of assets	417	9
Distributions in excess of equity in earnings of equity investments	—	395
Net cash used for investing activities	(20,870)	(10,314)

Cash flows from financing activities
Borrowings under credit agreement	112,000	104,000
Repayments of credit agreement borrowings	(67,000)	(85,000)
Redemption of senior notes	(522,500)	—
Proceeds from issuance of debt	500,000	—
Contributions from general partner	354	—
Contributions from noncontrolling interest	7,304	—
Distributions to HEP unitholders	(68,519)	(67,975)
Distributions to noncontrolling interest	(3,000)	(3,000)
Payments on finance leases	(1,096)	(252)
Deferred financing costs	(8,478)	—
Units withheld for tax withholding obligations	(147)	(119)
Net cash used by financing activities	(51,082)	(52,346)

Cash and cash equivalents
Increase for the period	5,995	8,495
Beginning of period	13,287	3,045
End of period	$19,282	$11,540

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Capital contribution-Cushing Connect	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	338,159	112,175	450,334

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	406	—	406
Class B unit accretion	(780)	—	(780)
Other	1,069	—	1,069
Net income	51,962	1,832	53,794
Balance March 31, 2019	412,117	86,958	499,075

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of March 31, 2020, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC, and a 50% interest in Cushing Connect Pipeline & Terminal LLC.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

Leases
In February 2016, ASU No. 2016-02, “Leases” (“ASC 842”) was issued requiring leases to be measured and recognized as a lease liability, with a corresponding right-of-use asset on the balance sheet. We adopted this standard effective January 1, 2019, and we elected to adopt using the modified retrospective transition method, whereby comparative prior period financial information will not be restated and will continue to be reported under the lease accounting standard in effect during those periods. We also elected practical expedients provided by the new standard, including the package of practical expedients and the short-term lease recognition practical expedient, which allow an entity to not recognize on the balance sheet leases with a term of 12 months or less. Upon adoption of this standard, we recognized $78.4 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet. Adoption of this standard did not have a material impact on our results of operations or cash flows. See Notes 3 and 4 for additional information on our lease policies.

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted this standard effective January 1, 2020, and adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.

Note 2:	Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “ Cushing Connect JV Terminal”). The Cushing Connect JV Terminal was partially in service in the first quarter of 2020 and is expected to be fully in service during the second quarter of 2020. The Cushing Connect Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs will be approximately $65 million.

The Cushing Connect Joint Venture legal entities are variable interest entities ("VIEs") as defined under GAAP. A VIE is a legal entity if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities do not have sufficient equity at risk to finance their activities without additional financial support. Since HEP is constructing and will operate the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three months ended March 31, 2020, we recognized $7.5 million of these deficiency payments in revenue, of which $0.7 million related to deficiency payments billed in prior periods. As of March 31, 2020, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.3 million.
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

	March 31, 2020	December 31, 2019
	(In thousands)
Contract assets	$5,870	$5,675
Contract liabilities	$(300)	$(650)

The contract assets and liabilities include both lease and service components. We recognized $0.7 million of revenue, during the three months ended March 31, 2020, that was previously included in contract liability as of December 31, 2019, and we recognized $0.6 million of revenue during the three months ended March 31, 2019, that was previously included in contract liability as of December 31, 2018. During the three months ended March 31, 2020, we also recognized $0.2 million of revenue included in contract assets at March 31, 2020.

As of March 31, 2020, we expect to recognize $2.3 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2021 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2020	$277
2021	359
2022	331
2023	295
2024	257
2025	186
Thereafter	639
Total	$2,344

Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Pipelines	$70,472	$75,100
Terminals, tanks and loading racks	37,498	37,578
Refinery processing units	19,884	21,819
	$127,854	$134,497

During the three months ended March 31, 2020 and March 31, 2019, lease revenues amounted to $93.2 million and $94.3 million, respectively, and service revenues amounted to $34.7 million and $40.2 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $7.4 million and $7.0 million as of March 31, 2020 and December 31, 2019, respectively, with accumulated depreciation of $3.9 million and $4.5 million as of March 31, 2020 and December 31, 2019, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	March 31, 2020	December 31, 2019

Operating leases:
Operating lease right-of-use assets, net	$3,587	3,255

Current operating lease liabilities	1,235	1,126
Noncurrent operating lease liabilities	2,709	2,482
Total operating lease liabilities	$3,944	3,608

Finance leases:
Properties and equipment	$7,388	6,968
Accumulated amortization	(3,934)	(4,547)
Properties and equipment, net	$3,454	2,421

Current finance lease liabilities	$3,238	3,224
Noncurrent finance lease liabilities	70,640	70,475
Total finance lease liabilities	$73,878	73,699

Weighted average remaining lease term (in years)
Operating leases	6.2	6.5
Finance leases	16.6	17.0

Weighted average discount rate
Operating leases	4.8%	5.0%
Finance leases	5.6%	6.0%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$282	$1,795
Operating cash flows on finance leases	$1,077	$27
Financing cash flows on finance leases	$1,096	$252

Maturities of lease liabilities were as follows:

	March 31, 2020
	Operating	Finance
	(In thousands)
2020	$722	$5,430
2021	963	7,333
2022	628	7,207
2023	544	7,254
2024	494	6,774
2025 and thereafter	1,184	80,313
Total lease payments	4,535	114,311
Less: Imputed interest	(591)	(40,433)
Total lease obligations	3,944	73,878
Less: Current obligations	(1,235)	(3,238)
Long-term lease obligations	$2,709	$70,640

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In thousands)
Operating lease costs	$273	1,770
Finance lease costs
Amortization of assets	242	244
Interest on lease liabilities	1,037	27
Variable lease cost	49	35
Total net lease cost	$1,601	2,076

Lessor Accounting
As discussed in Note 3, the majority of our contracts with customers meet the definition of a lease. See Note 3 for further discussion of the impact of adoption of this standard on our activities as a lessor.

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

Lease income recognized was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In thousands)
Operating lease revenues	$91,388	$94,295
Direct financing lease interest income	$524	$509
Sales-type lease interest income	$1,655	$—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	$1,797	$—

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

As discussed in Note 3, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of March 31, 2020:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2020	$233,353	$1,586	$7,126
2021	305,811	2,128	9,501
2022	303,468	2,145	9,501
2023	272,784	2,162	9,501
2024	235,009	2,179	9,501
Thereafter	728,110	40,787	42,754
Total	$2,078,535	$50,987	$87,884

Net investments in leases recorded on our balance sheet were composed of the following:

	March 31, 2020		December 31, 2019
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$67,092	$16,499	$68,457	$16,511
Unguaranteed residual assets	53,577	—	52,933	—
Net investment in leases	$120,669	$16,499	$121,390	$16,511

(1)	Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 5:	Fair Value Measurements

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2020		December 31, 2019
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	—	—	496,531	522,045
5% Senior Notes	Level 2	491,654	416,795	—	—

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Note 6:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Pipelines, terminals and tankage	$1,602,189	$1,602,231
Refinery assets	349,030	348,093
Land and right of way	87,076	86,190
Construction in progress	26,894	10,930
Other	14,501	14,110
	2,079,690	2,061,554
Less accumulated depreciation	613,901	594,455
	$1,465,789	$1,467,099

We capitalized $23.0 thousand and $46.0 thousand during the three months ended March 31, 2020 and 2019, respectively, in interest attributable to construction projects.

Depreciation expense was $20.3 million and $20.7 million for the three months ended March 31, 2020 and 2019, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	March 31, 2020	December 31, 2019
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		106,977	103,475
		$97,820	$101,322

Amortization expense was $3.5 million for both of the three months ended March 31, 2020 and 2019. We estimate amortization expense to be $14.0 million for each of the next two years, $9.9 million in 2023, and $9.1 million in 2024 and 2025.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $2.2 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2020, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,116,919 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the three months ended March 31, 2020, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020 (nonvested)	145,205	$26.22
Vesting and transfer of full ownership to recipients	(4,397)	30.29
Forfeited	(3,267)	24.44
Outstanding at March 31, 2020 (nonvested)	137,541	$26.14

The grant date fair values of phantom units that were vested and transferred to recipients during the three months ended March 31, 2020 were $0.1 million. No restricted or phantom units were vested and transferred to recipients during the three months ended March 31, 2019. As of March 31, 2020, there was $1.9 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of March 31, 2020, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the three months ended March 31, 2020. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the three months ended March 31, 2020, is presented below:

Performance Units	Units
Outstanding at January 1, 2020 (nonvested)	53,445
Vesting and transfer of common units to recipients	(11,634)
Outstanding at March 31, 2020 (nonvested)	41,811

The grant date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Based on the weighted-average fair value of performance units outstanding at March 31, 2020, of $1.2 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.8 years.

During the three months ended March 31, 2020, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of March 31, 2020.

Senior Notes
As of December 31, 2019, we had $500 million aggregate principal amount of 6% senior unsecured notes due in 2024 (the "6% Senior Notes") outstanding. The 6% Senior Notes were unsecured and imposed certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates and enter into mergers.

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with net proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Credit Agreement
Amount outstanding	1,010,500	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized premium and debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized premium and debt issuance costs	(8,346)	—
	491,654	—

Total long-term debt	1,502,154	$1,462,031

Interest Expense and Other Debt Information
Interest expense consists of the following components:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Interest on outstanding debt:
Credit Agreement	$8,601	$10,372
6% Senior Notes	2,833	7,500
5% Senior Notes	4,167	—
Amortization of discount and deferred debt issuance costs	799	766
Commitment fees	353	403
Interest on finance leases	1,037	27
Total interest incurred	17,790	19,068
Less capitalized interest	23	46
Net interest expense	$17,767	$19,022
Cash paid for interest	$25,168	$25,918

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for 79% of our total revenues for the three months ended March 31, 2020. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of March 31, 2020, these agreements with HFC require minimum annualized payments to us of $348.2 million.

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

Related party transactions with HFC are as follows:

•	Revenues received from HFC were $101.4 million and $103.4 million for the three months ended March 31, 2020 and 2019, respectively.

•	HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

•	We reimbursed HFC for costs of employees supporting our operations of $14.1 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively.

•	HFC reimbursed us $3.1 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively, for expense and capital projects.

•	We distributed $37.6 million and $37.3 million in the three months ended March 31, 2020 and 2019, respectively, to HFC as regular distributions on its common units.

•	Accounts receivable from HFC were $38.4 million and $49.7 million at March 31, 2020, and December 31, 2019, respectively.

•	Accounts payable to HFC were $6.4 million and $16.7 million at March 31, 2020, and December 31, 2019, respectively.

•	Deferred revenue in the consolidated balance sheets at March 31, 2020 and December 31, 2019, included $0.2 million and $0.5 million, respectively, relating to certain shortfall billings to HFC.

•	We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million for the three months ended March 31, 2020 and 2019.

•	We received sales-type lease payments of $2.4 million from HFC that were not included in revenues for the three months ended March 31, 2020.

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

As of March 31, 2020, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of March 31, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On April 23, 2020, we announced our cash distribution for the first quarter of 2020 of $0.35 per unit. The distribution is payable on all common units and will be paid May 14, 2020, to all unitholders of record on May 4, 2020. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

Our regular quarterly cash distribution to the limited partners will be $34.5 million for the three months ended March 31, 2020 and was $68.2 million for the three months ended March 31, 2019. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

Basic net income per unit applicable to the limited partners is calculated as net income attributable to the partners divided by the weighted average limited partners’ units outstanding. Diluted net income per unit assumes, when dilutive, the issuance of the net incremental units from restricted units, phantom units and performance units.To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. Our dilutive securities are immaterial for all periods presented.

Net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per unit data)
Net income attributable to the partners	$24,861	$51,182
Weighted average limited partners' units outstanding	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.24	$0.49

Note 13:	Environmental

We expensed $0.2 million for the three months ended March 31, 2020, for environmental remediation obligations, and we incurred no expenses for the three months ended March 31, 2019. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $5.5 million at both March 31, 2020 and December 31, 2019, of which $3.3 million and $3.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million for HFC indemnified liabilities for the periods ending March 31, 2020 and December 31, 2019, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$81,544	$81,540
Pipelines and terminals - third-party	26,426	31,138
Refinery processing units - affiliate	19,884	21,819
Total segment revenues	$127,854	$134,497

Segment operating income:
Pipelines and terminals	$58,903	$63,232
Refinery processing units	9,992	9,922
Total segment operating income	68,895	73,154
Unallocated general and administrative expenses	(2,702)	(2,620)
Interest and financing costs, net	(15,549)	(18,494)
Loss on early extinguishment of debt	(25,915)	—
Equity in earnings of equity method investments	1,714	2,100
Gain (loss) on sale of assets and other	506	(310)
Income before income taxes	$26,949	$53,830

Capital Expenditures:
Pipelines and terminals	$18,618	$10,718
Refinery processing units	324	—
Total capital expenditures	$18,942	$10,718

	March 31, 2020	December 31, 2019
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,732,984	$1,749,843
Refinery processing units	302,654	305,897
Other	152,646	143,492
Total identifiable assets	$2,188,284	$2,199,232

(1) Includes goodwill of $270.3 million as of March 31, 2020 and December 31, 2019.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under both the 6% and 5% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

Condensed Consolidating Balance Sheet

March 31, 2020		Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents		$1,722	$(1,152)	$18,712	$—	$19,282
Accounts receivable		—	49,018	5,988	(962)	54,044
Prepaid and other current assets		445	6,483	620		7,548
Total current assets		2,167	54,349	25,320	(962)	80,874

Properties and equipment, net		—	1,123,996	341,793	—	1,465,789
Operating lease right-of-use assets	0	—	3,379	208	—	3,587
Net investment in leases		—	134,108	—	—	134,108
Investment in subsidiaries		1,837,112	277,876	—	(2,114,988)	—
Intangible assets, net		—	97,820	—	—	97,820
Goodwill		—	270,336	—	—	270,336
Equity method investments		—	84,526	39,054	—	123,580
Other assets		6,110	6,080	—	—	12,190
Total assets		$1,845,389	$2,052,470	$406,375	$(2,115,950)	$2,188,284

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable		$—	$13,363	$13,541	$(962)	$25,942
Accrued interest		4,695	—	—	—	4,695
Deferred revenue		—	10,510	300	—	10,810
Accrued property taxes		—	3,845	1,862	—	5,707
Current operating lease liabilities		—	1,167	68	—	1,235
Current finance lease liabilities		—	3,238	—	—	3,238
Other current liabilities		121	2,923	21	—	3,065
Total current liabilities		4,816	35,046	15,792	(962)	54,692

Long-term debt		1,502,154	—	—	—	1,502,154
Noncurrent operating lease liabilities		—	2,709	—	—	2,709
Noncurrent finance lease liabilities		—	70,640	—	—	70,640
Other long-term liabilities		260	11,658	532	—	12,450
Deferred revenue		—	45,078	—	—	45,078
Class B unit		—	50,227	—	—	50,227
Equity - partners		338,159	1,837,112	277,876	(2,114,988)	338,159
Equity - noncontrolling interest		—	—	112,175	—	112,175
Total liabilities and equity		$1,845,389	$2,052,470	$406,375	$(2,115,950)	$2,188,284

Condensed Consolidating Balance Sheet

December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$(709)	$9,206	$—	$13,287
Accounts receivable	—	60,229	8,549	(331)	68,447
Prepaid and other current assets	282	6,710	637	—	7,629
Total current assets	5,072	66,230	18,392	(331)	89,363

Properties and equipment, net	—	1,133,534	333,565	—	1,467,099
Operating lease right-of-use assets	—	3,243	12	—	3,255
Net investment in leases	—	134,886	—	—	134,886
Investment in subsidiaries	1,844,812	275,279	—	(2,120,091)	—
Intangible assets, net	—	101,322	—	—	101,322
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	82,987	37,084	—	120,071
Other assets	6,722	6,178	—	—	12,900
Total assets	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$29,895	$4,991	$(331)	$34,555
Accrued interest	13,206	—	—	—	13,206
Deferred revenue	—	9,740	650	—	10,390
Accrued property taxes	—	2,737	1,062	—	3,799
Current operating lease liabilities	—	1,114	12	—	1,126
Current finance lease liabilities	—	3,224	—	—	3,224
Other current liabilities	6	2,293	6	—	2,305
Total current liabilities	13,212	49,003	6,721	(331)	68,605

Long-term debt	1,462,031	—	—	—	1,462,031
Noncurrent operating lease liabilities	—	2,482	—	—	2,482
Noncurrent finance lease liabilities	—	70,475	—	—	70,475
Other long-term liabilities	260	12,150	398	—	12,808
Deferred revenue	—	45,681	—	—	45,681
Class B unit	—	49,392	—	—	49,392
Equity - partners	381,103	1,844,812	275,279	(2,120,091)	381,103
Equity - noncontrolling interest	—	—	106,655	—	106,655
Total liabilities and equity	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,755	$6,673	$—	$101,428
Third parties	—	19,155	7,271	—	26,426
	—	113,910	13,944	—	127,854
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,131	3,850	—	34,981
Depreciation and amortization	—	19,753	4,225	—	23,978
General and administrative	1,099	1,603	—	—	2,702
	1,099	52,487	8,075	—	61,661
Operating income (loss)	(1,099)	61,423	5,869	—	66,193

Other income (expense):
Equity in earnings of subsidiaries	68,535	4,295	—	(72,830)	—
Equity in earnings of equity method investments	—	2,088	(374)	—	1,714
Interest expense	(16,730)	(1,037)	—	—	(17,767)
Interest income	—	2,218	—	—	2,218
Loss on early extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sale of assets and other	70	420	16	—	506
	25,960	7,984	(358)	(72,830)	(39,244)
Income before income taxes	24,861	69,407	5,511	(72,830)	26,949
State income tax expense	—	(37)	—	—	(37)
Net income	24,861	69,370	5,511	(72,830)	26,912
Allocation of net income attributable to noncontrolling interests	—	(835)	(1,216)	—	(2,051)
Net income attributable to the partners	$24,861	$68,535	$4,295	$(72,830)	$24,861

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$97,393	$5,966	$—	$103,359
Third parties	—	22,065	9,073	—	31,138
	—	119,458	15,039	—	134,497
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	34,077	3,442	—	37,519
Depreciation and amortization		19,536	4,288	—	23,824
General and administrative	1,076	1,544	—	—	2,620
	1,076	55,157	7,730	—	63,963
Operating income (loss)	(1,076)	64,301	7,309	—	70,534

Other income (expense):
Equity in earnings of subsidiaries	71,299	5,496	—	(76,795)	—
Equity in earnings of equity method investments	—	2,100	—	—	2,100
Interest expense	(19,041)	19	—	—	(19,022)
Interest income	—	528	—	—	528
Gain (loss) on sale of assets and other	—	(329)	19	—	(310)
	52,258	7,814	19	(76,795)	(16,704)
Income before income taxes	51,182	72,115	7,328	(76,795)	53,830
State income tax expense	—	(36)	—	—	(36)
Net income	51,182	72,079	7,328	(76,795)	53,794
Allocation of net income attributable to noncontrolling interests	—	(780)	(1,832)	—	(2,612)
Net income attributable to the partners	$51,182	$71,299	$5,496	$(76,795)	$51,182

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(24,974)	$85,061	$22,243	$(4,383)	$77,947

Cash flows from investing activities
Additions to properties and equipment	—	(5,942)	(13,000)	—	(18,942)
Investment in Cushing Connect	—	(7,304)	(2,345)	7,304	(2,345)
Distributions from UNEV in excess of earnings	—	4,617	—	(4,617)	—
Proceeds from sale of assets	—	417	—	—	417
	—	(8,212)	(15,345)	2,687	(20,870)

Cash flows from financing activities
Net borrowings under credit agreement	45,000	—	—	—	45,000
Net intercompany financing activities	76,196	(76,196)	—	—	—
Redemption of senior notes	(522,500)	—	—	—	(522,500)
Proceeds from issuance of senior notes	500,000	—	—	—	500,000
Contribution from general partner	354	—	7,304	(7,304)	354
Contribution from noncontrolling interest	—	—	7,304	—	7,304
Distributions to HEP unitholders	(68,519)	—	—	—	(68,519)
Distributions to noncontrolling interests	—	—	(12,000)	9,000	(3,000)
Units withheld for tax withholding obligations	(147)	—	—	—	(147)
Deferred financing costs	(8,478)	—	—	—	(8,478)
Payments on finance leases	—	(1,096)	—	—	(1,096)
	21,906	(77,292)	2,608	1,696	(51,082)

Cash and cash equivalents
Increase (decrease) for the period	(3,068)	(443)	9,506	—	5,995
Beginning of period	4,790	(709)	9,206	—	13,287
End of period	$1,722	$(1,152)	$18,712	$—	$19,282

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(26,584)	$91,226	$12,009	$(5,496)	$71,155

Cash flows from investing activities
Additions to properties and equipment	—	(10,564)	(154)	—	(10,718)
Distributions from UNEV in excess of earnings	—	3,504	—	(3,504)	—
Proceeds from sale of assets	—	9	—	—	9
Distributions in excess of equity in earnings of equity investments	—	395	—	—	395
	—	(6,656)	(154)	(3,504)	(10,314)

Cash flows from financing activities
Net repayments under credit agreement	19,000	—	—	—	19,000
Net intercompany financing activities	75,678	(75,678)	—	—	—
Distributions to HEP unitholders	(67,975)	—	—	—	(67,975)
Distributions to noncontrolling interests	—	—	(12,000)	9,000	(3,000)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Payments on finance leases	—	(252)	—	—	(252)
	26,584	(75,930)	(12,000)	9,000	(52,346)

Cash and cash equivalents
Increase (decrease) for the period	—	8,640	(145)	—	8,495
Beginning of period	2	—	3,043	—	3,045
End of period	$2	$8,640	$2,898	$—	$11,540

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of March 31, 2020.

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

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of COVID-19 on the global macroeconomy has created unprecedented destruction of demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. We expect a recovery of our services as demand for all of these essential products returns in the long run; however, there is little visibility on the timing for, or the extent of, this recovery in the near-term. Currently, the primary determinants of refined product and crude oil demand are the various government orders and guidance restricting and discouraging most forms of travel. For example, HFC, our largest customer, has announced that for the second quarter of 2020 it expects to run between 300,000 and 340,000 barrels per day of crude oil, which is approximately 65% to 75% of HFC refinery capacity, based on expected market demand for transportation fuels. We expect that HFC and other customers will continue to adjust refinery production levels commensurate with market demand.

In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we took several actions, including limiting onsite staff at all of our facilities to essential operational personnel only, implementing a work from home policy for certain employees and restricting travel unless approved by senior leadership. In addition, we took steps to sequester employees critical to the operation of our control room. We will continue to monitor COVID-19 developments and the dynamic environment to properly address these policies going forward.

In light of current circumstances and our expectations for the future, HEP has reduced its quarterly distribution to $0.35 per unit, representative of a new distribution strategy focused on funding all capital expenditures and distributions within cash flow, improving distributable cash flow coverage to 1.3x or greater and reducing leverage to 3.0-3.5x.

On March 27, 2020, the United States government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that includes various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so.

The extent to which HEP’s future results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the

Table of Contentsril 19,

pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2021 to 2036. These minimum volume commitments accounted for approximately 70% of our total revenues in 2019. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. However, we currently expect revenues for the second quarter to be lower than such revenues for the first quarter.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. COVID-19 may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

See “Item 1A - Risk Factors” for other potential impacts of COVID-19 on our business.

Investment in Joint Venture
On October 2, 2019, HEP Cushing (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal is expected to be in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture will contract with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will be shared proportionately among the partners, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs will be approximately $65 million.

Agreements with HFC
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of March 31, 2020, these agreements with HFC require minimum annualized payments to us of $348.2 million.

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

We have a long-term strategic relationship with HFC that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to economic conditions discussed in “Overview” above, we also expect over the longer term to continue to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies.

Table of Contentsril 19,

Furthermore, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,083	$20,732	$(649)
Affiliates—intermediate pipelines	7,474	7,281	193
Affiliates—crude pipelines	20,393	21,121	(728)
	47,950	49,134	(1,184)
Third parties—refined product pipelines	14,798	15,604	(806)
Third parties—crude pipelines	7,724	10,362	(2,638)
	70,472	75,100	(4,628)
Terminals, tanks and loading racks:
Affiliates	33,594	32,406	1,188
Third parties	3,904	5,172	(1,268)
	37,498	37,578	(80)

Affiliates—refinery processing units	19,884	21,819	(1,935)

Total revenues	127,854	134,497	(6,643)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,981	37,519	(2,538)
Depreciation and amortization	23,978	23,824	154
General and administrative	2,702	2,620	82
	61,661	63,963	(2,302)
Operating income	66,193	70,534	(4,341)
Other income (expense):
Equity in earnings of equity method investments	1,714	2,100	(386)
Interest expense, including amortization	(17,767)	(19,022)	1,255
Interest income	2,218	528	1,690
Loss on early extinguishment of debt	(25,915)	—	(25,915)
Gain on sale of assets and other	506	(310)	816
	(39,244)	(16,704)	(22,540)
Income before income taxes	26,949	53,830	(26,881)
State income tax expense	(37)	(36)	(1)
Net income	26,912	53,794	(26,882)
Allocation of net income attributable to noncontrolling interests	(2,051)	(2,612)	561
Net income attributable to the partners	24,861	51,182	(26,321)
Limited partners’ earnings per unit—basic and diluted	$0.24	$0.49	$(0.25)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$64,425	$93,536	$(29,111)
Adjusted EBITDA (1)	$91,109	$93,536	$(2,427)
Distributable cash flow (2)	$70,708	$70,599	$109

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	129,966	130,807	(841)
Affiliates—intermediate pipelines	142,112	130,830	11,282
Affiliates—crude pipelines	305,031	400,797	(95,766)
	577,109	662,434	(85,325)
Third parties—refined product pipelines	49,637	81,064	(31,427)
Third parties—crude pipelines	92,203	126,496	(34,293)
	718,949	869,994	(151,045)
Terminals and loading racks:
Affiliates	429,730	373,912	55,818
Third parties	45,945	68,765	(22,820)
	475,675	442,677	32,998

Affiliates—refinery processing units	69,795	65,837	3,958

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,264,419	1,378,508	(114,089)

Table of Contentsril 19,

(1)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt and (ii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iii) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recoded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to the partners	$24,861	$51,182
Add (subtract):
Interest expense	17,767	19,022
Interest income	(2,218)	(528)
State income tax expense	37	36
Depreciation and amortization	23,978	23,824
EBITDA	$64,425	$93,536
Loss on early extinguishment of debt	25,915	—
Pipeline tariffs not included in revenues	2,375	—
Lease payments not included in operating costs	(1,606)	—
Adjusted EBITDA	$91,109	$93,536

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

Table of Contentsril 19,

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to the partners	$24,861	$51,182
Add (subtract):
Depreciation and amortization	23,978	23,824
Amortization of discount and deferred debt issuance costs	799	766
Loss on early extinguishment of debt	25,915	—
Revenue recognized (greater) less than customer billings	264	(3,034)
Maintenance capital expenditures (3)	(2,487)	(735)
Increase (decrease) in environmental liability	1	(278)
Decrease in reimbursable deferred revenue	(2,800)	(1,579)
Other	177	453
Distributable cash flow	$70,708	$70,599

(3)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2020	December 31, 2019
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$19,282	$13,287
Working capital	$26,182	$20,758
Total assets	$2,188,284	$2,199,232
Long-term debt	$1,502,154	$1,462,031
Partners’ equity (4)	$338,159	$381,103

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

Results of Operations—Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Summary
Net income attributable to the partners for the first quarter was $24.9 million ($0.24 per basic and diluted limited partner unit) compared to $51.2 million ($0.49 per basic and diluted limited partner unit) for the first quarter of 2019. The decrease in earnings is primarily due to a charge of $25.9 million related to the early redemption of our previously outstanding $500 million aggregate principal amount of 6% senior notes, due in 2024. Excluding the loss on early extinguishment of debt, net income attributable to the partners for the first quarter would have been $50.8 million ($0.48 per basic and diluted limited partner unit).

Revenues
Revenues for the first quarter were $127.9 million, a decrease of $6.6 million compared to the first quarter of 2019. The decrease was mainly attributable to lower pipeline volumes on our UNEV pipeline and our crude pipeline systems in Wyoming and Utah, which contributed to a decrease in overall pipeline volumes of 17%. In addition, revenues on our refinery processing units were higher in the first quarter of 2019 mainly due to an adjustment in revenue recognition recorded in that quarter.

Revenues from our refined product pipelines were $34.9 million, a decrease of $1.5 million compared to the first quarter of 2019. Shipments averaged 179.6 thousand barrels per day (“mbpd”) compared to 211.9 mbpd for the first quarter of 2019. The

Table of Contentsril 19,

volume decrease was mainly due to lower volumes on pipelines servicing Delek's Big Spring refinery and our UNEV pipeline. The decrease in revenue was mainly due to the recording of certain pipeline tariffs as interest income as the related throughput contract renewal was determined to be a sales-type lease and lower volumes on our UNEV pipeline partially offset by higher revenues on product pipelines servicing HFC's Navajo refinery.

Revenues from our intermediate pipelines were $7.5 million, an increase of $0.2 million compared to the first quarter of 2019, due to higher throughput and contractual tariff escalators. Shipments averaged 142.1 mbpd for the first quarter of 2019 compared to 130.8 mbpd for the first quarter of 2019. The increase in volumes was mainly due to higher throughputs on our intermediate pipelines servicing HollyFrontier's Tulsa refinery.

Revenues from our crude pipelines were $28.1 million, a decrease of $3.4 million compared to the first quarter of 2019, and shipments averaged 397.2 mbpd compared to 527.3 mbpd for the first quarter of 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $37.5 million, a decrease of $0.1 million compared to the first quarter of 2019. Refined products and crude oil terminalled in the facilities averaged 475.7 mbpd compared to 442.7 mbpd for the first quarter of 2019. The volume increase was mainly due to higher volumes at HFC's Tulsa and El Dorado refineries, our new Orla diesel rack and our Catoosa terminal while revenue remained constant mainly due to contractual minimum volume guarantees.

Revenues from refinery processing units were $19.9 million, a decrease of $1.9 million compared to the first quarter of 2019, and throughputs averaged 69.8 mbpd compared to 65.8 mbpd for the first quarter of 2019. Revenues were higher in the first quarter of 2019 primarily due to an adjustment in revenue recognition recorded in that quarter.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $35.0 million for the three months ended March 31, 2020, a decrease of $2.5 million compared to the first quarter of 2019. The decrease was mainly due to lower rental and maintenance costs for the three months ended March 31, 2020.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2020 increased by $0.2 million compared to the three months ended March 31, 2019.

General and Administrative
General and administrative costs for the three months ended March 31, 2020 increased by $0.1 million compared to the three months ended March 31, 2019, mainly due to higher legal expenses for the three months ended March 31, 2020.

Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	$1,014	$505
Cheyenne Pipeline LLC	1,075	1,595
Cushing Terminal	(375)	—
Total	$1,714	$2,100

Equity in earnings of Osage Pipe Line Company, LLC increased for the three months ended March 31, 2020, mainly due to an insurance claim settlement related to a prior year environmental cleanup.

Interest Expense
Interest expense for the three months ended March 31, 2020, totaled $17.8 million, a decrease of $1.3 million compared to the three months ended March 31, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million 6% Senior Notes with $500 million 5% Senior Notes. Our aggregate effective interest rates were 4.5% and 5.3% for the three months ended March 31, 2020 and 2019, respectively.

Table of Contentsril 19,

State Income Tax
We recorded a state income tax expense of $37,000 and $36,000 for the three months ended March 31, 2020 and 2019, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the three months ended March 31, 2020, we received advances totaling $112.0 million and repaid $67.0 million, resulting in a net increase of $45.0 million under the Credit Agreement and an outstanding balance of $1,010.5 million at March 31, 2020. As of March 31, 2020, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $389.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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
On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended March 31, 2020. As of March 31, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In February 2020, we paid a regular cash distribution of $0.6725 on all units in an aggregate amount of $68.5 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions. As noted above, we have reduced our quarterly distribution to $0.35 per unit commencing with the distribution payable on May 14, 2020.

Cash and cash equivalents increased by $6.0 million during the three months ended March 31, 2020. The cash flows provided by operating activities of $77.9 million were more than the cash flows used for financing activities of $51.1 million and investing activities of $20.9 million. Working capital increased by $5.4 million to $26.2 million at March 31, 2020, from $20.8 million at December 31, 2019.

Table of Contentsril 19,

Cash Flows—Operating Activities
Cash flows from operating activities increased by $6.8 million from $71.2 million for the three months ended March 31, 2019, to $77.9 million for the three months ended March 31, 2020. The increase was mainly due to lower payments for operating and interest expenses during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Cash Flows—Investing Activities
Cash flows used for investing activities were $20.9 million for the three months ended March 31, 2020, compared to $10.3 million for the three months ended March 31, 2019, an increase of $10.6 million. During the three months ended March 31, 2020 and 2019, we invested $18.9 million and $10.7 million in additions to properties and equipment, respectively. During the three months ended March 31, 2020, we invested $2.3 million in our equity method investment in Cushing Connect JV Terminal. We received no distributions in excess of equity in earnings during the three months ended March 31, 2020 and $0.4 million during the three months ended March 31, 2019.

Cash Flows—Financing Activities
Cash flows used for financing activities were $51.1 million for the three months ended March 31, 2020, compared to $52.3 million for the three months ended March 31, 2019, a decrease of $1.3 million. During the three months ended March 31, 2020, we received $112.0 million and repaid $67.0 million in advances under the Credit Agreement. Additionally, we paid $68.5 million in regular quarterly cash distributions to our limited partners and $3.0 million to our noncontrolling interest. We also received net proceeds of $491.5 million for issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. During the three months ended March 31, 2019, we received $104.0 million and repaid $85.0 million in advances under the Credit Agreement. We paid $68.0 million in regular quarterly cash distributions to our limited partners, and distributed $3.0 million to our noncontrolling interest.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2020 capital budget as well as our current forecast are comprised of approximately $8 million to $12 million for maintenance capital expenditures, $5 million to $7 million for refinery unit turnarounds and $45 million to $50 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2020 expansion capital budget to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of March 31, 2020.

Senior Notes
As of December 31, 2019, we had $500 million in aggregate principal amount of 6% Senior Notes due in 2024 (the “ 6% Senior Notes”).

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Credit Agreement	1,010,500	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized debt issuance costs	(8,346)	—
	491,654	—

Total long-term debt	$1,502,154	$1,462,031

Table of Contentsril 19,

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2020 and 2019. PPI has increased an average of 0.6% annually over the past five calendar years, including increases of 0.8% and 3.1% in 2019 and 2018, respectively.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2020, we had an accrual of $5.5 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2020. We consider these policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Credit Losses Measurement
In June 2016, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” was issued requiring measurement of all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This standard was effective January 1, 2020. Adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At March 31, 2020, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At March 31, 2020, the fair value of our 5% Senior Notes was $416.8 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at March 31, 2020 would result in a change of approximately $21 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2020, borrowings outstanding under the Credit Agreement were $1,010.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Table of Contentsril 19,

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except as disclosed below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to the other information set forth in this quarterly report, you should consider carefully the factors discussed in our 2019 Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Our business depends on hydrocarbon supply and demand fundamentals, which can be adversely affected by numerous factors outside of our control, including the widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis.
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. COVID-19’s spread across the globe and government regulations in response thereto have negatively affected worldwide economic and commercial activity, reduced global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. This combination of events has contributed to a sharp drop in the demand for crude oil and refined products.
In addition, the volumes of crude oil or refined products we transport, terminal or store will depend on many factors outside of our control, some of which include:

•
changes in domestic demand for, and the marketability of, refined products, and in turn, for crude oil and its transportation, due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;

•
the ability of HFC, our other customers or our joint ventures’ other customers to fulfill their respective contractual obligations or any material reduction in, or loss of, revenue from our customers or our joint ventures’ customers;

•	increased price volatility, including the prices our customers or our joint ventures’ customers pay for crude oil and other raw materials and receive for their refined and finished lubricant products;

•
the health of our workforce, including contractors and subcontractors, and their access to our facilities, which could result in a shutdown of our facilities if a significant portion of the workforce at a facility is impacted or if a significant portion of the workforce in our control room is impacted;

•
the ability or willingness of our or our joint ventures’ current vendors and suppliers to provide the equipment or parts for our or our joint ventures’ operations or otherwise fulfill their contractual obligations, potentially causing our delay or failure in construction projects or to deliver crude oil or refined products on a timely basis or at all;

•	increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;

•	increasing cost and reduced availability of capital for additional liquidity, growth or capital expenditures;

•	delay by government authorities in issuing permits necessary for our business or our capital projects;

•	increasing costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and

•	the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

Table of Contentsril 19,

The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations and to sequester employees critical to the operation of our control room), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted.
As the potential effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which it may negatively affect our operating results or our liquidity is uncertain. We are monitoring the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. Any potential impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our services may decline. We are monitoring the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. These potential effects, while uncertain, could materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay distributions to our common unitholders.

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

4.1
Indenture, dated February 4, 2020, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 4, 2020, File No. 1-32225).

4.2	Form of 5.000% Senior Notes due 2028 (Included in Exhibit 4.1).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 7, 2020	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2020	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)