Form 10-Q
period 2020-06-30
HOLLY ENERGY PARTNERS LP
filed 2020-08-06
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at July 31, 2020, was 105,440,201.

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

•	the demand for refined petroleum products in the markets we serve;

•	our ability to purchase and integrate future acquired operations;

•	our ability to complete previously announced or contemplated acquisitions;

•	the availability and cost of additional debt and equity financing;

•
the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reasons such as infection in the workforce, in response to reductions in demand or lower gross margins due to economic impact of the COVID-19 pandemic, and any potential asset impairments resulting from such actions;

•
the effects of current and future government regulations and policies, including the effects of current and future restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in this Quarterly

Table of Contentsril 19,

Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Contentsril 19,

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $10,773 and $6,842, respectively)	$18,913	$13,287
Accounts receivable:
Trade (Cushing Connect VIEs: $2,170 and $79, respectively)	14,929	18,731
Affiliates	49,847	49,716
	64,776	68,447
Prepaid and other current assets	7,905	7,629
Total current assets	91,594	89,363

Properties and equipment, net (Cushing Connect VIEs: $25,832 and $2,916, respectively)	1,458,934	1,467,099
Operating lease right-of-use assets, net	3,377	3,255
Net investment in leases	168,153	134,886
Intangible assets, net	94,318	101,322
Goodwill	270,336	270,336
Equity method investments (Cushing Connect VIEs: $39,815 and $37,084, respectively)	123,299	120,071
Other assets	11,772	12,900
Total assets	$2,221,783	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $6,421 and $2,082, respectively)	$14,639	$17,818
Affiliates	7,286	16,737
	21,925	34,555

Accrued interest	10,683	13,206
Deferred revenue	11,002	10,390
Accrued property taxes	5,526	3,799
Current operating lease liabilities	1,213	1,126
Current finance lease liabilities	3,293	3,224
Other current liabilities	2,975	2,305
Total current liabilities	56,617	68,605

Long-term debt	1,486,648	1,462,031
Noncurrent operating lease liabilities	2,530	2,482
Noncurrent finance lease liabilities	70,039	70,475
Other long-term liabilities	13,689	12,808
Deferred revenue	42,692	45,681

Class B unit	51,062	49,392

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at June 30, 2020 and December 31, 2019)	380,723	381,103
Noncontrolling interest	117,783	106,655
Total equity	498,506	487,758
Total liabilities and equity	$2,221,783	$2,199,232

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Affiliates	$95,563	$102,369	$196,991	$205,728
Third parties	19,244	28,382	45,670	59,520
	114,807	130,751	242,661	265,248
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,737	40,602	69,718	78,121
Depreciation and amortization	25,034	24,247	49,012	48,071
General and administrative	2,535	1,988	5,237	4,608
	62,306	66,837	123,967	130,800
Operating income	52,501	63,914	118,694	134,448

Other income (expense):
Equity in earnings of equity method investments	2,156	1,783	3,870	3,883
Interest expense	(13,779)	(19,230)	(31,546)	(38,252)
Interest income	2,813	551	5,031	1,079
Gain on sales-type leases	33,834	—	33,834	—
Loss on early extinguishment of debt	—	—	(25,915)	—
Gain (loss) on sale of assets and other	468	111	974	(199)
	25,492	(16,785)	(13,752)	(33,489)
Income before income taxes	77,993	47,129	104,942	100,959
State income tax benefit (expense)	(39)	30	(76)	(6)
Net income	77,954	47,159	104,866	100,953
Allocation of net income attributable to noncontrolling interests	(1,484)	(1,469)	(3,535)	(4,081)
Net income attributable to the partners	76,470	45,690	101,331	96,872
Limited partners’ per unit interest in earnings—basic and diluted	$0.73	$0.43	$0.96	$0.92
Weighted average limited partners’ units outstanding	105,440	105,440	105,440	105,440

See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$104,866	$100,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,012	48,071
(Gain) loss on sale of assets	(797)	48
Loss on early extinguishment of debt	25,915	—
Gain on sales-type leases	(33,834)	—
Amortization of deferred charges	1,641	1,535
Equity-based compensation expense	980	1,246
Equity in earnings of equity method investments, net of distributions	(1,298)	526
(Increase) decrease in operating assets:
Accounts receivable—trade	3,803	(2,742)
Accounts receivable—affiliates	(131)	704
Prepaid and other current assets	216	426
Increase (decrease) in operating liabilities:
Accounts payable—trade	(4,959)	420
Accounts payable—affiliates	(9,452)	(6,489)
Accrued interest	(2,523)	27
Deferred revenue	(2,378)	339
Accrued property taxes	1,727	3,658
Other current liabilities	669	—
Other, net	1,137	(3,733)
Net cash provided by operating activities	134,594	144,989

Cash flows from investing activities
Additions to properties and equipment	(30,740)	(17,752)
Investment in Cushing Connect	(2,400)	—
Proceeds from sale of assets	816	194
Distributions in excess of equity in earnings of equity investments	470	299
Net cash used for investing activities	(31,854)	(17,259)

Cash flows from financing activities
Borrowings under credit agreement	168,000	175,000
Repayments of credit agreement borrowings	(138,500)	(156,500)
Redemption of senior notes	(522,500)	—
Proceeds from issuance of debt	500,000	—
Contributions from general partner	435	—
Contributions from noncontrolling interest	13,263	—
Distributions to HEP unitholders	(102,979)	(136,207)
Distributions to noncontrolling interest	(4,000)	(5,250)
Payments on finance leases	(1,972)	(503)
Deferred financing costs	(8,714)	—
Purchase of units for incentive grants	—	(255)
Units withheld for tax withholding obligations	(147)	(119)
Net cash used by financing activities	(97,114)	(123,834)

Cash and cash equivalents
Increase for the period	5,626	3,896
Beginning of period	13,287	3,045
End of period	$18,913	$6,941
See accompanying notes.

Table of Contentsril 19,

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Capital contribution - Cushing Connect	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	338,159	112,175	450,334
Capital Contribution - Cushing Connect	—	5,959	$5,959
Distributions to HEP unitholders	(34,460)	—	(34,460)
Distributions to noncontrolling interest	—	(1,000)	(1,000)
Equity-based compensation	474	—	474
Class B unit accretion	(835)	—	(835)
Other	80	—	80
Net income	77,305	649	77,954
Balance June 30, 2020	$380,723	$117,783	$498,506

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	661	—	661
Class B unit accretion	(780)	—	(780)
Other	814	—	814
Net income	51,962	1,832	53,794
Balance March 31, 2019	412,117	86,958	499,075
Distributions to HEP unitholders	(68,232)	—	(68,232)
Distributions to noncontrolling interest	—	(2,250)	(2,250)
Equity-based compensation	585	—	585
Class B unit accretion	(781)	—	(781)
Other	(138)	—	(138)
Net income	46,471	688	47,159
Balance June 30, 2019	$390,022	$85,396	$475,418

See accompanying notes.

Table of Contentsril 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of June 30, 2020, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

We own and operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. Additionally, we own a 75% interest in UNEV Pipeline, LLC (“UNEV”), a 50% interest in Osage Pipe Line Company, LLC (“Osage”), a 50% interest in Cheyenne Pipeline LLC, and a 50% interest in Cushing Connect Pipeline & Terminal LLC.

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. As of June 30, 2020, our throughput agreement with HFC required minimum annualized payments to us of approximately $17.6 million related to our Cheyenne assets. During the third quarter of 2020, we expect to begin negotiations with HFC related to potential changes to our existing throughput agreement. The net book value of our Cheyenne assets as of June 30, 2020 was approximately $88.5 million, including $28.1 million of long-lived assets and $68.7 million of goodwill. Additionally, our annual goodwill impairment test is scheduled for the third quarter of 2020. Depending upon the outcome of negotiations related to our throughput agreement or other changes in anticipated commercial uses of our Cheyenne assets, such assets could be at risk of impairment in the future and such impairment charges could be material.

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

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “ Cushing Connect JV Terminal”). The Cushing Connect JV Terminal was fully in service beginning in April 2020. The Cushing Connect Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and six months ended June 30, 2020, we recognized $5.1 million and $12.6 million of these deficiency payments in revenue, of which none and $0.7 million, respectively, related to deficiency payments billed in prior periods. As of June 30, 2020, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.5 million.
A contract liability exists when an entity is obligated to perform future services for a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheets were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheets included the contract assets and liabilities in the table below:

	June 30, 2020	December 31, 2019
	(In thousands)
Contract assets	$6,064	$5,675
Contract liabilities	$(500)	$(650)

The contract assets and liabilities include both lease and service components. We did not recognize any revenue during the three months ended June 30, 2020, that was previously included in contract liability as of December 31, 2019, and we recognized $0.7 million of revenue during the six months ended June 30, 2020, that was previously included in contract liability as of December 31, 2019. We did not recognize any revenue during the three months ended June 30, 2019, that was previously included in contract liability as of December 31, 2018, and we recognized $0.6 million of revenue during the six months ended June 30, 2019, that was previously included in contract liability as of December 31, 2018. During the three and the six months ended June 30, 2020, we also recognized $0.2 million and $0.4 million, respectively, of revenue included in contract assets at June 30, 2020.

As of June 30, 2020, we expect to recognize $2.3 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2021 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2020	$185
2021	362
2022	332
2023	295
2024	257
2025	188
Thereafter	650
Total	$2,269

Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Pipelines	$58,954	$72,263	$129,426	$147,363
Terminals, tanks and loading racks	36,280	39,089	73,778	76,667
Refinery processing units	19,573	19,399	39,457	41,218
	$114,807	$130,751	$242,661	$265,248

During the three and six months ended June 30, 2020, lease revenues amounted to $86.3 million and $179.5 million, respectively, and service revenues amounted to $28.5 million and $63.2 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

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

Our leases have remaining terms of less than 1 year to 25 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.9 million and $7.0 million as of June 30, 2020 and December 31, 2019, respectively, with accumulated depreciation of $3.4 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	June 30, 2020	December 31, 2019

Operating leases:
Operating lease right-of-use assets, net	$3,377	3,255

Current operating lease liabilities	1,213	1,126
Noncurrent operating lease liabilities	2,530	2,482
Total operating lease liabilities	$3,743	3,608

Finance leases:
Properties and equipment	$6,851	6,968
Accumulated amortization	(3,358)	(4,547)
Properties and equipment, net	$3,493	2,421

Current finance lease liabilities	$3,293	3,224
Noncurrent finance lease liabilities	70,039	70,475
Total finance lease liabilities	$73,332	73,699

Weighted average remaining lease term (in years)
Operating leases	6.1	6.5
Finance leases	16.3	17.0

Weighted average discount rate
Operating leases	4.8%	5.0%
Finance leases	5.6%	6.0%

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$518	$3,589
Operating cash flows on finance leases	$2,157	$51
Financing cash flows on finance leases	$1,972	$503

Maturities of lease liabilities were as follows:

	June 30, 2020
	Operating	Finance
	(In thousands)
2020	$491	$3,865
2021	906	7,411
2022	627	7,285
2023	607	7,332
2024	494	6,856
2025 and thereafter	1,179	80,313
Total lease payments	4,304	113,062
Less: Imputed interest	(561)	(39,730)
Total lease obligations	3,743	73,332
Less: Current lease liabilities	(1,213)	(3,293)
Noncurrent lease liabilities	$2,530	$70,039

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$230	$1,798	$503	$3,568
Finance lease costs
Amortization of assets	273	254	515	498
Interest on lease liabilities	1,040	24	2,077	51
Variable lease cost	46	35	95	71
Total net lease cost	$1,589	$2,111	$3,190	$4,188

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

One of our throughput agreements with Delek was renewed during the three months ending June 30, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the three months ending June 30, 2020 composed of the following:

(In thousands)

Net investment in leases	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type leases	$33,834

This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease revenues	$84,872	$94,783	$175,671	$188,287
Direct financing lease interest income	524	509	1,048	1,019
Gain on sales-type leases	33,834	—	33,834	—
Sales-type lease interest income	2,286	—	3,940	—
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	1,474	—	3,822	—

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

Annual minimum undiscounted lease payments under our leases were as follows as of June 30, 2020:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2020	$155,376	$1,060	$6,198
2021	306,771	2,128	12,396
2022	304,315	2,145	12,396
2023	273,362	2,162	12,396
2024	235,280	2,179	12,396
2025 and thereafter	739,158	40,787	72,432
Total	$2,014,262	$50,461	$128,214

Net investments in leases recorded on our balance sheet were composed of the following:

	June 30, 2020		December 31, 2019
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$92,041	$16,486	$68,457	$16,511
Unguaranteed residual assets	63,134	—	52,933	—
Net investment in leases	$155,175	$16,486	$121,390	$16,511

(1)	Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 5:	Fair Value Measurements

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2020		December 31, 2019
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	—	—	496,531	522,045
5% Senior Notes	Level 2	491,648	477,835	—	—

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the second quarter of 2020, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

Note 6:	Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Pipelines, terminals and tankage	$1,610,916	$1,602,231
Refinery assets	349,030	348,093
Land and right of way	87,076	86,190
Construction in progress	30,892	10,930
Other	9,829	14,110
	2,087,743	2,061,554
Less accumulated depreciation	628,809	594,455
	$1,458,934	$1,467,099

We capitalized $24 thousand and $8 thousand during the six months ended June 30, 2020 and 2019, respectively, in interest attributable to construction projects.

Depreciation expense was $41.7 million and $41.3 million for the six months ended June 30, 2020 and 2019, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:	Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	June 30, 2020	December 31, 2019
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		110,479	103,475
		$94,318	$101,322

Amortization expense was $7.0 million for both of the six months ended June 30, 2020 and 2019. We estimate amortization expense to be $14.0 million for each of the next two years, $9.9 million in 2023, and $9.1 million in 2024 and 2025.

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

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.6 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively, and $3.7 million for the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.5 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2020 and 2019. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2020, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,119,542 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of restricted and phantom unit activity and changes during the six months ended June 30, 2020, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020 (nonvested)	145,205	$26.22
Vesting and transfer of full ownership to recipients	(4,397)	30.29
Forfeited	(5,890)	25.33
Outstanding at June 30, 2020 (nonvested)	134,918	$26.13

The grant date fair values of phantom units that were vested and transferred to recipients during the six months ended June 30, 2020 were $0.1 million. No restricted or phantom units were vested and transferred to recipients during the six months ended June 30, 2019. As of June 30, 2020, there was $1.4 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of June 30, 2020, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 150% of the target number of performance units granted.

We did not grant any performance units during the six months ended June 30, 2020. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the six months ended June 30, 2020, is presented below:

Performance Units	Units
Outstanding at January 1, 2020 (nonvested)	53,445
Vesting and transfer of common units to recipients	(11,634)
Outstanding at June 30, 2020 (nonvested)	41,811

The grant date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Based on the weighted-average fair value of performance units outstanding at June 30, 2020, of $1.2 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.6 years.

During the six months ended June 30, 2020, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with the covenants as of June 30, 2020.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of June 30, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Credit Agreement
Amount outstanding	995,000	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized premium and debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized premium and debt issuance costs	(8,352)	—
	491,648	—

Total long-term debt	$1,486,648	$1,462,031

Note 10:	Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for 83% and 81% of our total revenues for the three months and six months ended June 30, 2020, respectively. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of July 1, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million.

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

Related party transactions with HFC are as follows:

•
Revenues received from HFC were $95.6 million and $102.4 million for the three months ended June 30, 2020 and 2019, respectively, and $197.0 million and $205.7 million for the six months ended June 30, 2020 and 2019, respectively.

•
HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million and $0.6 million for the three months ended June 30, 2020 and 2019, and $1.3 million for the six months ended June 30, 2020 and 2019.

•
We reimbursed HFC for costs of employees supporting our operations of $13.2 million for the three months ended June 30, 2020 and 2019, and $27.3 million and $26.8 million for the six months ended June 30, 2020 and 2019.

•
HFC reimbursed us $0.9 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, for expense and capital projects, and $4.0 million and $5.8 million for the six months ended June 30, 2020 and 2019.

•
We distributed $18.4 million and $37.5 million in the three months ended June 30, 2020 and 2019, respectively, and $56.0 million and $74.8 million for the six months ended June 30, 2020 and 2019, respectively, to HFC as regular distributions on its common units.

•	Accounts receivable from HFC were $49.8 million and $49.7 million at June 30, 2020, and December 31, 2019, respectively.

•	Accounts payable to HFC were $7.3 million and $16.7 million at June 30, 2020, and December 31, 2019, respectively.

•	Deferred revenue in the consolidated balance sheets at June 30, 2020 and December 31, 2019, included $0.3 million and $0.5 million, respectively, relating to certain shortfall billings to HFC.

•
We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million for both the six months ended June 30, 2020 and 2019 .

•
We received sales-type lease payments of $2.4 million from HFC that were not included in revenues for the three months ended June 30, 2020 and no payments for the same period in 2019, respectively, and $4.8 million for the six months ended June 30, 2020 and no payments for the same period in 2019.

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

As of June 30, 2020, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On July 23, 2020, we announced our cash distribution for the second quarter of 2020 of $0.35 per unit. The distribution is payable on all common units and will be paid August 13, 2020, to all unitholders of record on August 3, 2020. However, HEP Logistics waived $2.5 million in limited partner cash distributions due to them as discussed in Note 1.

Our regular quarterly cash distribution to the limited partners will be $34.5 million for the three months ended June 30, 2020 and was $68.5 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, the regular quarterly distribution to the limited partners will be $68.9 million and was $136.7 million for the six months ended June 30, 2019. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

Net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per unit data)
Net income attributable to the partners	$76,470	$45,690	$101,331	$96,872
Weighted average limited partners' units outstanding	105,440	105,440	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.73	$0.43	$0.96	$0.92

Note 13:	Environmental

We expensed $0.5 million and $0.7 million for the three and six months ended June 30, 2020, for environmental remediation obligations, and we expensed $0.1 million for the three and six months ended June 30, 2019. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $5.7 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively, of which $3.5 million was classified as other long-term liabilities for both periods. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million for HFC indemnified liabilities for the periods ending June 30, 2020 and December 31, 2019, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$75,990	$82,970	$157,534	$164,510
Pipelines and terminals - third-party	19,244	28,382	45,670	59,520
Refinery processing units - affiliate	19,573	19,399	39,457	41,218
Total segment revenues	$114,807	$130,751	$242,661	$265,248

Segment operating income:
Pipelines and terminals	$45,630	$57,936	$104,533	$121,168
Refinery processing units	9,406	7,966	19,398	17,888
Total segment operating income	55,036	65,902	123,931	139,056
Unallocated general and administrative expenses	(2,535)	(1,988)	(5,237)	(4,608)
Interest and financing costs, net	(10,966)	(18,679)	(26,515)	(37,173)
Loss on early extinguishment of debt	—	—	(25,915)	—
Equity in earnings of equity method investments	2,156	1,783	3,870	3,883
Gain on sales-type leases	33,834	—	33,834	—
Gain (loss) on sale of assets and other	468	111	974	(199)
Income before income taxes	$77,993	$47,129	$104,942	$100,959

Capital Expenditures:
Pipelines and terminals	$11,798	$7,034	$30,416	$17,752
Refinery processing units	—	—	324	—
Total capital expenditures	$11,798	$7,034	$30,740	$17,752

	June 30, 2020	December 31, 2019
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,765,038	$1,749,843
Refinery processing units	307,900	305,897
Other	148,845	143,492
Total identifiable assets	$2,221,783	$2,199,232

(1) Includes goodwill of $270.3 million as of June 30, 2020 and December 31, 2019.

Note 16:	Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2020		Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents		$3,927	$(766)	$15,752	$—	$18,913
Accounts receivable		—	58,197	7,840	(1,261)	64,776
Prepaid and other current assets		337	6,992	576		7,905
Total current assets		4,264	64,423	24,168	(1,261)	91,594

Properties and equipment, net		—	1,110,139	348,795	—	1,458,934
Operating lease right-of-use assets	0	—	3,185	192	—	3,377
Net investment in leases		—	168,153		—	168,153
Investment in subsidiaries		1,868,595	282,348	—	(2,150,943)	—
Intangible assets, net		—	94,318	—	—	94,318
Goodwill		—	270,336	—	—	270,336
Equity method investments		—	83,484	39,815	—	123,299
Other assets		5,497	6,275	—	—	11,772
Total assets		$1,878,356	$2,082,661	$412,970	$(2,152,204)	$2,221,783

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable		$—	$14,343	$8,843	$(1,261)	$21,925
Accrued interest		10,683	—	—	—	10,683
Deferred revenue		—	10,502	500	—	11,002
Accrued property taxes		—	2,732	2,794	—	5,526
Current operating lease liabilities		—	1,145	68	—	1,213
Current finance lease liabilities		—	3,293	—	—	3,293
Other current liabilities		42	2,819	114	—	2,975
Total current liabilities		10,725	34,834	12,319	(1,261)	56,617

Long-term debt		1,486,648	—	—	—	1,486,648
Noncurrent operating lease liabilities		—	2,530	—	—	2,530
Noncurrent finance lease liabilities		—	70,039	—	—	70,039
Other long-term liabilities		260	12,909	520	—	13,689
Deferred revenue		—	42,692	—	—	42,692
Class B unit		—	51,062	—	—	51,062
Equity - partners		380,723	1,868,595	282,348	(2,150,943)	380,723
Equity - noncontrolling interest		—	—	117,783	—	117,783
Total liabilities and equity		$1,878,356	$2,082,661	$412,970	$(2,152,204)	$2,221,783

Condensed Consolidating Balance Sheet

December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$(709)	$9,206	$—	$13,287
Accounts receivable	—	60,229	8,549	(331)	68,447
Prepaid and other current assets	282	6,710	637	—	7,629
Total current assets	5,072	66,230	18,392	(331)	89,363

Properties and equipment, net	—	1,133,534	333,565	—	1,467,099
Operating lease right-of-use assets	—	3,243	12	—	3,255
Net investment in leases	—	134,886	—	—	134,886
Investment in subsidiaries	1,844,812	275,279	—	(2,120,091)	—
Intangible assets, net	—	101,322	—	—	101,322
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	82,987	37,084	—	120,071
Other assets	6,722	6,178	—	—	12,900
Total assets	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$29,895	$4,991	$(331)	$34,555
Accrued interest	13,206	—	—	—	13,206
Deferred revenue	—	9,740	650	—	10,390
Accrued property taxes	—	2,737	1,062	—	3,799
Current operating lease liabilities	—	1,114	12	—	1,126
Current finance lease liabilities	—	3,224	—	—	3,224
Other current liabilities	6	2,293	6	—	2,305
Total current liabilities	13,212	49,003	6,721	(331)	68,605

Long-term debt	1,462,031	—	—	—	1,462,031
Noncurrent operating lease liabilities	—	2,482	—	—	2,482
Noncurrent finance lease liabilities	—	70,475	—	—	70,475
Other long-term liabilities	260	12,150	398	—	12,808
Deferred revenue	—	45,681	—	—	45,681
Class B unit	—	49,392	—	—	49,392
Equity - partners	381,103	1,844,812	275,279	(2,120,091)	381,103
Equity - noncontrolling interest	—	—	106,655	—	106,655
Total liabilities and equity	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,417	$6,146	$—	$95,563
Third parties	—	15,887	3,357	—	19,244
	—	105,304	9,503	—	114,807
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	30,980	3,757	—	34,737
Depreciation and amortization	—	20,739	4,295	—	25,034
General and administrative	780	1,755	—	—	2,535
	780	53,474	8,052	—	62,306
Operating income (loss)	(780)	51,830	1,451	—	52,501

Other income (expense):
Equity in earnings of subsidiaries	89,893	1,510	—	(91,403)	—
Equity in earnings of equity method investments	—	1,449	707	—	2,156
Interest expense	(12,740)	(1,039)	—	—	(13,779)
Interest income	26	2,787	—	—	2,813
Gain on sales-type lease	—	33,834	—	—	33,834
Gain on sale of assets and other	71	396	1	—	468
	77,250	38,937	708	(91,403)	25,492
Income before income taxes	76,470	90,767	2,159	(91,403)	77,993
State income tax expense	—	(39)	—	—	(39)
Net income	76,470	90,728	2,159	(91,403)	77,954
Allocation of net income attributable to noncontrolling interests	—	(835)	(649)	—	(1,484)
Net income attributable to the partners	$76,470	$89,893	$1,510	$(91,403)	$76,470

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$96,221	$6,148	$—	$102,369
Third parties	—	23,700	4,682	—	28,382
	—	119,921	10,830	—	130,751
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	36,701	3,901	—	40,602
Depreciation and amortization		20,027	4,220	—	24,247
General and administrative	745	1,243	—	—	1,988
	745	57,971	8,121	—	66,837
Operating income (loss)	(745)	61,950	2,709	—	63,914

Other income (expense):
Equity in earnings of subsidiaries	65,431	2,063	—	(67,494)	—
Equity in earnings of equity method investments	—	1,783	—	—	1,783
Interest expense	(18,996)	(234)	—	—	(19,230)
Interest income	—	551	—	—	551
Gain (loss) on sale of assets and other	—	69	42	—	111
	46,435	4,232	42	(67,494)	(16,785)
Income before income taxes	45,690	66,182	2,751	(67,494)	47,129
State income tax benefit	—	30	—	—	30
Net income	45,690	66,212	2,751	(67,494)	47,159
Allocation of net income attributable to noncontrolling interests	—	(781)	(688)	—	(1,469)
Net income attributable to the partners	$45,690	$65,431	$2,063	$(67,494)	$45,690

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries		Eliminations		Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$184,172	$12,819		$—		$196,991
Third parties	—	35,042	10,628		—		45,670
	—	219,214	23,447		—		242,661
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	62,111	7,607		—		69,718
Depreciation and amortization	—	40,492	8,520		—		49,012
General and administrative	1,879	3,358	—		—		5,237
	1,879	105,961	16,127		—		123,967
Operating income (loss)	(1,879)	113,253	7,320		—	—	118,694

Other income (expense):
Equity in earnings of subsidiaries	158,428	5,805	—		(164,233)		—
Equity in earnings of equity method investments	—	3,537	333	—	—		3,870
Interest expense	(29,470)	(2,076)	—		—		(31,546)
Interest income	26	5,005	—		—		5,031
Loss on early extinguishment of debt	(25,915)	—	—		—		(25,915)
Gain on sales-type lease	—	33,834	—		—		33,834
Gain on sale of assets and other	141	816	17	—	—		974
	103,210	46,921	350		(164,233)		(13,752)
Income before income taxes	101,331	160,174	7,670		(164,233)		104,942
State income tax expense	—	(76)	—		—		(76)
Net income	101,331	160,098	7,670		(164,233)		104,866
Allocation of net income attributable to noncontrolling interests	—	(1,670)	(1,865)		—		(3,535)
Net income attributable to the partners	$101,331	$158,428	$5,805		$(164,233)		$101,331

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries		Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$193,614	$12,114		$—	$205,728
Third parties	—	45,765	13,755		—	59,520
	—	239,379	25,869		—	265,248
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	70,778	7,343		—	78,121
Depreciation and amortization		39,563	8,508		—	48,071
General and administrative	1,821	2,787	—		—	4,608
	1,821	113,128	15,851		—	130,800
Operating income (loss)	(1,821)	126,251	10,018		—	134,448

Other income (expense):
Equity in earnings of subsidiaries	136,730	7,559	—		(144,289)	—
Equity in earnings of equity method investments	—	3,883	—	—	—	3,883
Interest expense	(38,037)	(215)	—		—	(38,252)
Interest income	—	1,079	—	—	—	1,079
Gain on sale of assets and other	—	(260)	61		—	(199)
	98,693	12,046	61		(144,289)	(33,489)
Income before income taxes	96,872	138,297	10,079		(144,289)	100,959
State income tax expense	—	(6)	—		—	(6)
Net income	96,872	138,291	10,079		(144,289)	100,953
Allocation of net income attributable to noncontrolling interests	—	(1,561)	(2,520)		—	(4,081)
Net income attributable to the partners	$96,872	$136,730	$7,559		$(144,289)	$96,872

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(31,103)	$151,331	$20,277	$(5,911)	$134,594

Cash flows from investing activities
Additions to properties and equipment	—	(8,883)	(21,857)	—	(30,740)
Investment in Cushing Connect	—	(13,263)	(2,400)	13,263	(2,400)
Proceeds from sale of assets	—	816	—	—	816
Distributions in excess of equity in earnings of equity investments	—	6,559	—	(6,089)	470
	—	(14,771)	(24,257)	7,174	(31,854)

Cash flows from financing activities
Net borrowings under credit agreement	29,500	—	—	—	29,500
Net intercompany financing activities	134,645	(134,645)	—	—	—
Redemption of senior notes	(522,500)	—	—	—	(522,500)
Proceeds from issuance of senior notes	500,000	—	—	—	500,000
Contribution from general partner	435	—	13,263	(13,263)	435
Contribution from noncontrolling interest	—	—	13,263	—	13,263
Distributions to HEP unitholders	(102,979)	—	—	—	(102,979)
Distributions to noncontrolling interests	—	—	(16,000)	12,000	(4,000)
Units withheld for tax withholding obligations	(147)	—	—	—	(147)
Deferred financing costs	(8,714)	—	—	—	(8,714)
Payments on finance leases	—	(1,972)	—	—	(1,972)
	30,240	(136,617)	10,526	(1,263)	(97,114)

Cash and cash equivalents
Increase (decrease) for the period	(863)	(57)	6,546	—	5,626
Beginning of period	4,790	(709)	9,206	—	13,287
End of period	$3,927	$(766)	$15,752	$—	$18,913

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(37,005)	$165,882	$23,671	$(7,559)	$144,989

Cash flows from investing activities
Additions to properties and equipment	—	(17,274)	(478)	—	(17,752)
Distributions from UNEV in excess of earnings	—	8,191	—	(8,191)	—
Proceeds from sale of assets	—	194	—	—	194
Distributions in excess of equity in earnings of equity investments	—	299	—	—	299
	—	(8,590)	(478)	(8,191)	(17,259)

Cash flows from financing activities
Net borrowings under credit agreement	18,500	—	—	—	18,500
Net intercompany financing activities	155,225	(155,225)	—	—	—
Distributions to HEP unitholders	(136,207)	—	—	—	(136,207)
Distributions to noncontrolling interests	—	—	(21,000)	15,750	(5,250)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Purchase units for incentive grants	(255)		—	—	(255)
Payments on finance leases	(139)	(364)	—	—	(503)
	37,005	(155,589)	(21,000)	15,750	(123,834)

Cash and cash equivalents
Increase for the period	—	1,703	2,193	—	3,896
Beginning of period	2	—	3,043	—	3,045
End of period	$2	$1,703	$5,236	$—	$6,941

Table of Contentsril 19,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of June 30, 2020.

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

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy has created unprecedented destruction of demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Over the course of the second quarter, demand for transportation fuels stabilized, and we saw incremental improvement in our volumes late in the quarter. We expect our customers will continue to adjust refinery production levels commensurate with market demand and ultimately expect demand to return to pre-COVID-19 levels. HFC, our largest customer, has announced that for the third quarter of 2020 it expects to run between 340,000 and 370,000 barrels per day of crude oil based on expected market demand for transportation fuels.

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

In light of current circumstances and our expectations for the future, HEP reduced its quarterly distribution to $0.35 per unit beginning with the distribution for the first quarter of 2020, representative of a new distribution strategy focused on funding all capital expenditures and distributions within cash flow, improving distributable cash flow coverage to 1.3x or greater and reducing leverage to 3.0-3.5x.

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

The extent to which HEP’s future results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2021 to 2036. These minimum volume commitments accounted for approximately 70% of our total revenues in 2019. We are currently not aware of any reasons that would prevent such customers

Table of Contentsril 19,

from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

Investment in Joint Venture
On October 2, 2019, HEP Cushing (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went into service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be in service during the first quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

Agreements with HFC
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of July 1, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million.

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

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. As of June 30, 2020, our throughput agreement with HFC required minimum annualized payments to us of approximately $17.6 million related to our Cheyenne assets. During the third quarter of 2020, we expect to begin negotiations with HFC related to potential changes to our existing throughput agreement. The net book value of our Cheyenne related net assets as of June 30, 2020 was approximately $88.5 million, including $28.1 million of long-lived assets and $68.7 million of goodwill. Additionally, our annual goodwill impairment test is scheduled for the third quarter of 2020. Depending upon the outcome of negotiations related to our throughput agreement or other changes in anticipated commercial uses of our Cheyenne assets, such assets could be at risk of impairment in the future and such impairment charges could be material.

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

Table of Contentsril 19,

We have a long-term strategic relationship with HFC that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to economic conditions discussed in “Overview - Impact of COVID-19 on Our Business” above, we also expect over the longer term to continue to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies.

Furthermore, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Table of Contentsril 19,

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and the six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$16,302	$20,759	$(4,457)
Affiliates—intermediate pipelines	7,475	7,297	178
Affiliates—crude pipelines	19,311	20,651	(1,340)
	43,088	48,707	(5,619)
Third parties—refined product pipelines	8,750	11,778	(3,028)
Third parties—crude pipelines	7,116	11,778	(4,662)
	58,954	72,263	(13,309)
Terminals, tanks and loading racks:
Affiliates	32,902	34,263	(1,361)
Third parties	3,378	4,826	(1,448)
	36,280	39,089	(2,809)

Affiliates—refinery processing units	19,573	19,399	174

Total revenues	114,807	130,751	(15,944)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	34,737	40,602	(5,865)
Depreciation and amortization	25,034	24,247	787
General and administrative	2,535	1,988	547
	62,306	66,837	(4,531)
Operating income	52,501	63,914	(11,413)
Other income (expense):
Equity in earnings of equity method investments	2,156	1,783	373
Interest expense, including amortization	(13,779)	(19,230)	5,451
Interest income	2,813	551	2,262
Gain on sales-type leases	33,834	—	33,834
Gain on sale of assets and other	468	111	357
	25,492	(16,785)	42,277
Income before income taxes	77,993	47,129	30,864
State income tax benefit (expense)	(39)	30	(69)
Net income	77,954	47,159	30,795
Allocation of net income attributable to noncontrolling interests	(1,484)	(1,469)	(15)
Net income attributable to the partners	76,470	45,690	30,780
Limited partners’ earnings per unit—basic and diluted	$0.73	$0.43	$0.30
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$112,509	$88,586	$23,923
Adjusted EBITDA (1)	$80,168	$88,586	$(8,418)
Distributable cash flow (2)	$65,456	$67,486	$(2,030)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	100,524	130,802	(30,278)
Affiliates—intermediate pipelines	128,464	141,345	(12,881)
Affiliates—crude pipelines	252,570	370,351	(117,781)
	481,558	642,498	(160,940)
Third parties—refined product pipelines	57,876	66,963	(9,087)
Third parties—crude pipelines	85,851	140,555	(54,704)
	625,285	850,016	(224,731)
Terminals and loading racks:
Affiliates	372,093	431,509	(59,416)
Third parties	45,876	59,343	(13,467)
	417,969	490,852	(72,883)

Affiliates—refinery processing units	49,891	77,728	(27,837)

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,093,145	1,418,596	(325,451)

Table of Contentsril 19,

	Six Months Ended June 30,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$36,385	$41,491	$(5,106)
Affiliates—intermediate pipelines	14,949	14,578	371
Affiliates—crude pipelines	39,704	41,772	(2,068)
	91,038	97,841	(6,803)
Third parties—refined product pipelines	23,548	27,382	(3,834)
Third parties—crude pipelines	14,840	22,140	(7,300)
	129,426	147,363	(17,937)
Terminals, tanks and loading racks:
Affiliates	66,496	66,669	(173)
Third parties	7,282	9,998	(2,716)
	73,778	76,667	(2,889)

Affiliates—refinery processing units	39,457	41,218	(1,761)

Total revenues	242,661	265,248	(22,587)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	69,718	78,121	(8,403)
Depreciation and amortization	49,012	48,071	941
General and administrative	5,237	4,608	629
	123,967	130,800	(6,833)
Operating income	118,694	134,448	(15,754)
Other income (expense):
Equity in earnings of equity method investments	3,870	3,883	(13)
Interest expense, including amortization	(31,546)	(38,252)	6,706
Interest income	5,031	1,079	3,952
Loss on early extinguishment of debt	(25,915)	—	(25,915)
Gain on sales-type leases	33,834	—	33,834
Gain (loss) on sale of assets and other	974	(199)	1,173
	(13,752)	(33,489)	19,737
Income before income taxes	104,942	100,959	3,983
State income tax expense	(76)	(6)	(70)
Net income	104,866	100,953	3,913
Allocation of net income attributable to noncontrolling interests	(3,535)	(4,081)	546
Net income attributable to the partners	101,331	96,872	4,459
Limited partners’ earnings per unit—basic and diluted	$0.96	$0.92	$0.04
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$176,934	$182,122	$(5,188)
Adjusted EBITDA (1)	$171,276	$182,122	$(10,846)
Distributable cash flow (2)	$136,164	$138,085	$(1,921)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	115,245	130,805	(15,560)
Affiliates—intermediate pipelines	135,288	136,116	(828)
Affiliates—crude pipelines	278,801	385,490	(106,689)
	529,334	652,411	(123,077)
Third parties—refined product pipelines	53,756	73,975	(20,219)
Third parties—crude pipelines	89,027	133,565	(44,538)
	672,117	859,951	(187,834)
Terminals and loading racks:
Affiliates	400,911	402,909	(1,998)
Third parties	45,910	64,028	(18,118)
	446,821	466,937	(20,116)

Affiliates—refinery processing units	59,843	71,816	(11,973)

Total for pipelines and terminal and refinery processing unit assets (bpd)	1,178,781	1,398,704	(219,923)

Table of Contentsril 19,

(1)
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt and (ii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iii) gain on sales-type leases and (iv) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recoded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to the partners	$76,470	$45,690	$101,331	$96,872
Add (subtract):
Interest expense	13,779	19,230	31,546	38,252
Interest income	(2,813)	(551)	(5,031)	(1,079)
State income tax (benefit) expense	39	(30)	76	6
Depreciation and amortization	25,034	24,247	49,012	48,071
EBITDA	$112,509	$88,586	$176,934	$182,122
Loss on early extinguishment of debt	—	—	25,915	—
Gain on sales-type leases	(33,834)	—	(33,834)	—
Pipeline tariffs not included in revenues	3,099	—	5,474	—
Lease payments not included in operating costs	(1,606)	—	(3,213)	—
Adjusted EBITDA	$80,168	$88,586	$171,276	$182,122

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

Table of Contentsril 19,

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to the partners	$76,470	$45,690	$101,331	$96,872
Add (subtract):
Depreciation and amortization	25,034	24,247	49,012	48,071
Amortization of discount and deferred debt issuance costs	842	769	1,641	1,535
Loss on early extinguishment of debt	—	—	25,915	—
Revenue recognized greater than customer billings	(44)	(297)	(501)	(3,331)
Maintenance capital expenditures (3)	(1,140)	(625)	(3,627)	(1,360)
Increase (decrease) in environmental liability	157	(277)	158	(555)
Decrease in reimbursable deferred revenue	(3,005)	(2,061)	(5,805)	(3,640)
Gain on sales-type leases	(33,834)	—	(33,834)	—
Other	976	40	1,874	493
Distributable cash flow	$65,456	$67,486	$136,164	$138,085

(3)
Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	June 30, 2020	December 31, 2019
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$18,913	$13,287
Working capital	$34,977	$20,758
Total assets	$2,221,783	$2,199,232
Long-term debt	$1,486,648	$1,462,031
Partners’ equity	$380,723	$381,103

Results of Operations—Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Summary
Net income attributable to the partners for the second quarter was $76.5 million ($0.73 per basic and diluted limited partner unit) compared to $45.7 million ($0.43 per basic and diluted limited partner unit) for the second quarter of 2019. The increase in earnings was primarily due to the recognition of a non-cash gain on sales-type leases resulting from the renewal of a third-party throughput agreement during the second quarter of 2020. A portion of the new throughput agreement met the definition of a sales-type lease, which resulted in a non-cash gain of $33.8 million million upon the initial recognition of the sales-type lease during the second quarter. Excluding this gain, net income attributable to HEP for the quarter was $42.6 million ($0.40 per basic and diluted limited partner unit), a decrease of $3.1 million compared to the same period of 2019. The decrease in earnings was mainly due to lower volumes due to demand destruction caused by the COVID-19 pandemic substantially offset by lower operating expenses and lower interest expense.

Revenues
Revenues for the second quarter were $114.8 million, a decrease of $15.9 million compared to the second quarter of 2019. The decrease was mainly attributable to a 26% reduction in overall crude and product pipeline volumes predominantly in our Southwest and Rockies regions.

Revenues from our refined product pipelines were $25.1 million, a decrease of $7.5 million compared to the second quarter of 2019. Shipments averaged 158.4 thousand barrels per day (“mbpd”) compared to 197.8 mbpd for the second quarter of 2019. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery, Delek's Big

Table of Contentsril 19,

Spring refinery and our UNEV pipeline as well as the recording of certain pipeline tariffs as interest income as the related throughput contract renewals were determined to be sales-type leases.

Revenues from our intermediate pipelines were $7.5 million, an increase of $0.2 million compared to the second quarter of 2019. Shipments averaged 128.5 mbpd for the second quarter of 2020 compared to 141.3 mbpd for the second quarter of 2019. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Navajo refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $26.4 million, a decrease of $6.0 million compared to the second quarter of 2019, and shipments averaged 338.4 mbpd compared to 510.9 mbpd for the second quarter of 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $36.3 million, a decrease of $2.8 million compared to the second quarter of 2019. Refined products and crude oil terminalled in the facilities averaged 418.0 mbpd compared to 490.9 mbpd for the second quarter of 2019. The volume and revenue decreases were mainly due to demand destruction associated with COVID-19 across most of our facilities. Revenue did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees.

Revenues from refinery processing units were $19.6 million, an increase of $0.2 million compared to the second quarter of 2019, and throughputs averaged 49.9 mbpd compared to 77.7 mbpd for the second quarter of 2019. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $34.7 million for the three months ended June 30, 2020, a decrease of $5.9 million compared to the second quarter of 2019. The decrease was mainly due to lower rental expenses, maintenance costs and variable costs such as electricity and chemicals associated with lower volumes for the three months ended June 30, 2020.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2020 increased by $0.8 million compared to the three months ended June 30, 2019. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the three months ended June 30, 2020 increased by $0.5 million compared to the three months ended June 30, 2019, mainly due to higher legal expenses for the three months ended June 30, 2020.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	$366	$746
Cheyenne Pipeline LLC	1,085	1,037
Cushing Terminal	705	—
Total	$2,156	$1,783

Equity in earnings of Osage Pipe Line Company, LLC decreased for the three months ended June 30, 2020, mainly due to lower throughput volumes.

Interest Expense
Interest expense for the three months ended June 30, 2020, totaled $13.8 million, a decrease of $5.5 million compared to the three months ended June 30, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million 6% Senior Notes with $500 million 5% Senior Notes. Our aggregate effective interest rates were 3.4% and 5.3% for the three months ended June 30, 2020 and 2019, respectively.

Table of Contentsril 19,

State Income Tax
We recorded a state income tax expense of $39,000 and a state income tax benefit of $30,000 for the three months ended June 30, 2020 and 2019, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Summary
Net income attributable to the partners for the six months ended June 30, 2020 was $101.3 million ($0.96 per basic and diluted limited partner unit) compared to $96.9 million ($0.92 per basic and diluted limited partner unit) for the second quarter of 2019. The six months ended June 30, 2020 included a non-cash gain on sales-type leases of $33.8 million discussed above as well as a charge of $25.9 million related to the early redemption of our previously outstanding $500 million aggregate principal amount of 6% senior notes, due in 2024. Excluding the gain on sales-type leases and the loss on early extinguishment of debt, net income attributable to the partners for the six months ended June 30, 2020 was $93.4 million ($0.89 per basic and diluted limited partner unit), a decrease of $3.5 million compared to the same period of 2019. The decrease in earnings was mainly due to lower volumes due to demand destruction caused by the COVID-19 pandemic substantially offset by lower operating expenses and lower interest expense.

Revenues
Revenues for the six months ended June 30, 2020, were $242.7 million, a decrease of $22.6 million compared to the six months ended June 30, 2019. The decrease was mainly attributable to a 22% reduction in overall crude and product pipeline volumes predominantly in our Southwest and Rockies regions.

Revenues from our refined product pipelines were $59.9 million, a decrease of $8.9 million compared to the six months ended June 30, 2019. Shipments averaged 169.0 mbpd compared to 204.8 mbpd for the six months ended June 30, 2019. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery, Delek's Big Spring refinery and our UNEV pipeline as well as the recording of certain pipeline tariffs as interest income as the related throughput contract renewals were determined to be sales-type leases.

Revenues from our intermediate pipelines were $14.9 million, an increase of $0.4 million compared to the six months ended June 30, 2019. Shipments averaged 135.3 mbpd compared to 136.1 mbpd for the six months ended June 30, 2019.

Revenues from our crude pipelines were $54.5 million, a decrease of $9.4 million compared to the six months ended June 30, 2019. Shipments averaged 367.8 mbpd compared to 519.1 mbpd for the six months ended June 30, 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $73.8 million, a decrease of $2.9 million compared to the six months ended June 30, 2019. Refined products and crude oil terminalled in the facilities averaged 446.8 mbpd compared to 466.9 mbpd for the six months ended June 30, 2019. The volume and revenue decreases were mainly due to demand destruction associated with the COVID-19 pandemic across most of our facilities.

Revenues from refinery processing units were $39.5 million, a decrease of $1.8 million compared to the six months ended June 30, 2019. Throughputs averaged 59.8 mbpd compared to 71.8 mbpd for the six months ended June 30, 2019. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units. Revenues were higher in the six months ended June 30, 2019 due to an adjustment in revenue recognition recorded during that period.

Operations Expense
Operations expense (exclusive of depreciations and amortization) for the six months ended June 30, 2020, decreased by $8.4 million compared to the six months ended June 30, 2019. The decrease was mainly due to lower rental expenses, maintenance costs and variable costs such as electricity and chemicals associated with lower volumes.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020, increased by $0.9 million compared to the six months ended June 30, 2019. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

Table of Contentsril 19,

General and Administrative
General and administrative costs for the six months ended June 30, 2020, increased by $0.6 million compared to the six months ended June 30, 2019 mainly due to higher legal expenses incurred in the six months ended June 30, 2020.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	1,380	1,251
Cheyenne Pipeline LLC	2,160	2,632
Cushing Terminal	330	—
Total	$3,870	$3,883

Equity in earnings of Cheyenne Pipeline LLC decreased for the six months ended June 30, 2020, mainly due to lower throughput volumes.

Interest Expense
Interest expense for the six months ended June 30, 2020, totaled $31.5 million, a decrease of $6.7 million compared to the six months ended June 30, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million 6% Senior Notes with $500 million 5% Senior Notes. Our aggregate effective interest rates were 4.0% and 5.3% for the six months ended June 30, 2020 and 2019, respectively.

State Income Tax
We recorded a state income tax expense of $76,000 and $6,000 for the six months ended June 30, 2020 and 2019, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the six months ended June 30, 2020, we received advances totaling $168.0 million and repaid $138.5 million, resulting in a net increase of $29.5 million under the Credit Agreement and an outstanding balance of $995.0 million at June 30, 2020. As of June 30, 2020, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $405.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended June 30, 2020. As of June 30, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

Table of Contentsril 19,

things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future.

In May 2020, we paid a regular cash distribution of $0.35 on all units in an aggregate amount of $34.5 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents increased by $5.6 million during the six months ended June 30, 2020. The cash flows provided by operating activities of $134.6 million were more than the cash flows used for financing activities of $97.1 million and investing activities of $31.9 million. Working capital increased by $14.2 million to $35.0 million at June 30, 2020, from $20.8 million at December 31, 2019.

Cash Flows—Operating Activities
Cash flows from operating activities decreased by $10.4 million from $145.0 million for the six months ended June 30, 2019, to $134.6 million for the six months ended June 30, 2020. The decrease was mainly due to lower cash receipts from customers and higher payments for operating expenses, partially offset by lower payment for interest expenses during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Cash Flows—Investing Activities
Cash flows used for investing activities were $31.9 million for the six months ended June 30, 2020, compared to $17.3 million for the six months ended June 30, 2019, an increase of $14.6 million. During the six months ended June 30, 2020 and 2019, we invested $30.7 million and $17.8 million in additions to properties and equipment, respectively. During the six months ended June 30, 2020, we invested $2.4 million in our equity method investment in Cushing Connect JV Terminal. We received $0.5 million in excess of equity in earnings during the six months ended June 30, 2020 and $0.3 million during the six months ended June 30, 2019.

Cash Flows—Financing Activities
Cash flows used for financing activities were $97.1 million for the six months ended June 30, 2020, compared to $123.8 million for the six months ended June 30, 2019, a decrease of $26.7 million. During the six months ended June 30, 2020, we received $168.0 million and repaid $138.5 million in advances under the Credit Agreement. Additionally, we paid $103.0 million in regular quarterly cash distributions to our limited partners and $4.0 million to our noncontrolling interest. We received $13.3 million in contributions from noncontrolling interest during the six months ended June 30, 2020. We also received net proceeds of $491.3 million for issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. During the six months ended June 30, 2019, we received $175.0 million and repaid $156.5 million in advances under the Credit Agreement. We paid $136.2 million in regular quarterly cash distributions to our limited partners, and distributed $5.3 million to our noncontrolling interest.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. The 2020 capital budget as well as our current forecast are comprised of approximately $8 million to $12 million for maintenance capital expenditures, $4 million to $6 million for refinery unit turnarounds and $45 million to $50 million for expansion capital expenditures and our share of Cushing Connect Joint Venture

Table of Contentsril 19,

investments. We expect the majority of the 2020 expansion capital budget to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

We may prepay all loans at any time without penalty, except for tranche breakage costs.  If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies.  We were in compliance with all covenants as of June 30, 2020.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of June 30, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table of Contentsril 19,

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Credit Agreement	995,000	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized debt issuance costs	(8,352)	—
	491,648	—

Total long-term debt	$1,486,648	$1,462,031

Contractual Obligations
There were no significant changes to our long-term contractual obligations during this period.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2020 and 2019. PPI has increased an average of 0.6% annually over the past five calendar years, including increases of 0.8% and 3.1% in 2019 and 2018, respectively.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2020, we had an accrual of $5.7 million

Table of Contentsril 19,

that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

At June 30, 2020, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At June 30, 2020, the fair value of our 5% Senior Notes was $477.8 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at June 30, 2020 would result in a change of approximately $17 million in the fair value of the underlying 5% Senior Notes.

Table of Contentsril 19,

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2020, borrowings outstanding under the Credit Agreement were $995.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, “Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2019 Form 10-K and our first quarter 2020 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 2019 Form 10-K and our first quarter 2020 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

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

10.1*
Second Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement dated as of May 26, 2020, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C.

10.2*
First Amendment to Fifth Amended and Restated Master Lease and Access Agreement dated as of August 4, 2020, effective as of January 23, 2020, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation.

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
101++
The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 6, 2020	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2020	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)