Form 10-Q
period 2020-09-30
HOLLY ENERGY PARTNERS LP
filed 2020-11-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of the registrant’s outstanding common units at October 29, 2020, was 105,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•the extraordinary market environment and effects of the COVID-19 pandemic, including the continuation of a material decline in demand for refined petroleum products in markets we serve;
•risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals and refinery processing units;
•the economic viability of HollyFrontier Corporation (“HFC”), our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;
•the demand for refined petroleum products in the markets we serve;
•our ability to purchase and integrate future acquired operations;
•our ability to complete previously announced or contemplated acquisitions;
•the availability and cost of additional debt and equity financing;
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reasons such as infection in the workforce, in response to reductions in demand or lower gross margins due to economic impact of the COVID-19 pandemic, and any potential asset impairments resulting from such actions;
•the effects of current and future government regulations and policies, including the effects of current and future restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
•delay by government authorities in issuing permits necessary for our business or our capital projects;
•our and our joint venture partners’ ability to complete and maintain operational efficiency in carrying out routine operations and capital construction projects;
•the possibility of terrorist or cyber attacks and the consequences of any such attacks;
•general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;
•the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the known material risk factors and other cautionary statements set forth in our Annual Report on Form

Table of 19,
10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $9,288 and $6,842, respectively)	$18,091	$13,287
Accounts receivable:
Trade (Cushing Connect VIEs: $712 and $79, respectively)	13,857	18,731
Affiliates	46,504	49,716
	60,361	68,447
Prepaid and other current assets	6,282	7,629
Total current assets	84,734	89,363

Properties and equipment, net (Cushing Connect VIEs: $32,092 and $2,916, respectively)	1,447,924	1,467,099
Operating lease right-of-use assets, net	3,164	3,255
Net investment in leases	167,238	134,886
Intangible assets, net	90,817	101,322
Goodwill	234,684	270,336
Equity method investments (Cushing Connect VIEs: $39,658 and $37,084, respectively)	122,046	120,071
Other assets	11,278	12,900
Total assets	$2,161,885	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $6,030 and $2,082, respectively)	$21,022	$17,818
Affiliates	6,922	16,737
	27,944	34,555

Accrued interest	4,691	13,206
Deferred revenue	11,020	10,390
Accrued property taxes	8,972	3,799
Current operating lease liabilities	1,199	1,126
Current finance lease liabilities	3,459	3,224
Other current liabilities	2,849	2,305
Total current liabilities	60,134	68,605

Long-term debt	1,439,874	1,462,031
Noncurrent operating lease liabilities	2,333	2,482
Noncurrent finance lease liabilities	69,180	70,475
Other long-term liabilities	13,861	12,808
Deferred revenue	41,376	45,681

Class B unit	51,956	49,392

Equity:
Partners’ equity:
Common unitholders (105,440 units issued and outstanding at September 30, 2020 and December 31, 2019)	364,821	381,103
Noncontrolling interest	118,350	106,655
Total equity	483,171	487,758
Total liabilities and equity	$2,161,885	$2,199,232
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Affiliates	$100,992	$106,027	$297,983	$311,755
Third parties	26,739	29,868	72,409	89,388
	127,731	135,895	370,392	401,143
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	40,003	44,924	109,721	123,045
Depreciation and amortization	26,190	24,121	75,202	72,192
General and administrative	2,332	2,714	7,569	7,322
Goodwill impairment	35,653	—	35,653	—
	104,178	71,759	228,145	202,559
Operating income	23,553	64,136	142,247	198,584

Other income (expense):
Equity in earnings of equity method investments	1,316	1,334	5,186	5,217
Interest expense	(14,104)	(18,807)	(45,650)	(57,059)
Interest income	2,803	2,243	7,834	3,322
Gain on sales-type leases	—	35,166	33,834	35,166
Loss on early extinguishment of debt	—	—	(25,915)	—
Other income (loss)	7,465	142	8,439	(57)
	(2,520)	20,078	(16,272)	(13,411)
Income before income taxes	21,033	84,214	125,975	185,173
State income tax expense	(34)	(30)	(110)	(36)
Net income	20,999	84,184	125,865	185,137
Allocation of net income attributable to noncontrolling interests	(3,186)	(1,839)	(6,721)	(5,920)
Net income attributable to the partners	17,813	82,345	119,144	179,217
Limited partners’ per unit interest in earnings—basic and diluted	$0.17	$0.78	$1.13	$1.70
Weighted average limited partners’ units outstanding	105,440	105,440	105,440	105,440

See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$125,865	$185,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,202	72,192
(Gain) loss on sale of assets	(887)	(19)
Loss on early extinguishment of debt	25,915	—
Gain on sales-type leases	(33,834)	(35,166)
Goodwill impairment	35,653	—
Amortization of deferred charges	2,479	2,307
Equity-based compensation expense	1,547	1,774
Equity in earnings of equity method investments, net of distributions	(238)	263
(Increase) decrease in operating assets:
Accounts receivable—trade	4,874	(3,850)
Accounts receivable—affiliates	3,212	11,016
Prepaid and other current assets	1,885	1,694
Increase (decrease) in operating liabilities:
Accounts payable—trade	(2,258)	2,622
Accounts payable—affiliates	(9,815)	(7,475)
Accrued interest	(8,515)	(7,418)
Deferred revenue	(3,675)	413
Accrued property taxes	5,173	7,487
Other current liabilities	544	400
Other, net	1,913	(3,160)
Net cash provided by operating activities	225,040	228,217

Cash flows from investing activities
Additions to properties and equipment	(38,642)	(23,828)
Investment in Cushing Connect JV Terminal	(2,438)	—
Proceeds from sale of assets	961	265
Distributions in excess of equity in earnings of equity investments	701	693
Net cash used for investing activities	(39,418)	(22,870)

Cash flows from financing activities
Borrowings under credit agreement	219,500	269,500
Repayments of credit agreement borrowings	(237,000)	(257,000)
Redemption of senior notes	(522,500)	—
Proceeds from issuance of debt	500,000	—
Contributions from general partner	611	182
Contributions from noncontrolling interest	15,382	—
Distributions to HEP unitholders	(137,437)	(204,701)
Distributions to noncontrolling interest	(7,845)	(7,750)
Payments on finance leases	(2,666)	(780)
Deferred financing costs	(8,714)	—
Purchase of units for incentive grants	—	(255)
Units withheld for tax withholding obligations	(149)	(119)
Net cash used by financing activities	(180,818)	(200,923)

Cash and cash equivalents
Increase for the period	4,804	4,424
Beginning of period	13,287	3,045
End of period	$18,091	$7,469
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Contributions from noncontrolling interest	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	$338,159	$112,175	$450,334
Contributions from noncontrolling interest	—	5,959	5,959
Distributions to HEP unitholders	(34,460)	—	(34,460)
Distributions to noncontrolling interest	—	(1,000)	(1,000)
Equity-based compensation	474	—	474
Class B unit accretion	(835)	—	(835)
Other	80	—	80
Net income	77,305	649	77,954
Balance June 30, 2020	$380,723	$117,783	$498,506
Contributions from noncontrolling interest	—	2,119	2,119
Distributions to HEP unitholders	(34,458)	—	(34,458)
Distributions to noncontrolling interest	—	(3,845)	(3,845)
Equity-based compensation	567	—	567
Class B unit accretion	(894)	—	(894)
Other	177	—	177
Net income	18,706	2,293	20,999
Balance September 30, 2020	$364,821	$118,350	$483,171

Table of 19,

	Common Units	Noncontrolling Interest	Total Equity

Balance December 31, 2018	$427,435	$88,126	$515,561
Distributions to HEP unitholders	(67,975)	—	(67,975)
Distributions to noncontrolling interest	—	(3,000)	(3,000)
Equity-based compensation	661	—	661
Class B unit accretion	(780)	—	(780)
Other	814	—	814
Net income	51,962	1,832	53,794
Balance March 31, 2019	$412,117	$86,958	$499,075
Distributions to HEP unitholders	(68,232)	—	(68,232)
Distributions to noncontrolling interest	—	(2,250)	(2,250)
Equity-based compensation	585	—	585
Class B unit accretion	(781)	—	(781)
Other	(138)	—	(138)
Net income	46,471	688	47,159
Balance June 30, 2019	$390,022	$85,396	$475,418
Distributions to HEP unitholders	(68,493)	—	(68,493)
Distributions to noncontrolling interest	—	(2,500)	(2,500)
Equity-based compensation	528	—	528
Class B unit accretion	(835)	—	(835)
Other	182	—	182
Net income	83,180	1,004	84,184
Balance September 30, 2019	$404,584	$83,900	$488,484

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of September 30, 2020, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics Holdings, L.P. (“HEP Logistics”), a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights ("IDRs") held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. As a result of this transaction, no distributions were made on the general partner interest after October 31, 2017. This waiver of limited partner cash distributions expired after the cash distribution for the second quarter of 2020, which was made during the third quarter of 2020.

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

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. As of September 30, 2020, our throughput agreement with HFC required minimum annualized payments to us of approximately $17.6 million related to our Cheyenne assets. The net book value of our Cheyenne assets as of June 30, 2020 was approximately $88.5 million, including $28.1 million of long-lived assets and $68.7 million of goodwill. No impairment of our Cheyenne long-lived assets was required.

Our annual goodwill impairment testing was performed during the third quarter of 2020. The estimated fair value of our reporting units were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our testing of goodwill did not identify any impairments other than our Cheyenne reporting unit, which reported a goodwill impairment charge of $35.7 million.

Subsequent to the third quarter of 2020, HEP and HFC reached an agreement in principle to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements on the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

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

Note 2:Investment in Joint Venture

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

Note 3:Revenues

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize the service portion of these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer. During the three and nine months ended September 30, 2020, we recognized $1.1 million and $13.8 million of these deficiency payments in revenue, of which $0.2 million and $0.7 million, respectively, related to deficiency payments billed in prior periods. As of September 30, 2020, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.4 million.
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

	September 30, 2020	December 31, 2019
	(In thousands)
Contract assets	$6,187	$5,675
Contract liabilities	$(400)	$(650)

The contract assets and liabilities include both lease and service components. We did not recognize any revenue during the three months ended September 30, 2020, that was previously included in contract liability as of December 31, 2019, and we recognized $0.7 million of revenue during the nine months ended September 30, 2020, that was previously included in contract liability as of December 31, 2019. We did not recognize any revenue during the three months ended September 30, 2019, that was previously included in contract liability as of December 31, 2018, and we recognized $0.6 million of revenue during the nine months ended September 30, 2019, that was previously included in contract liability as of December 31, 2018. During the three and the nine months ended September 30, 2020, we also recognized $0.1 million and $0.5 million, respectively, of revenue included in contract assets at September 30, 2020.

As of September 30, 2020, we expect to recognize $2.2 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2021 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2020	$92
2021	362
2022	332
2023	295
2024	255
2025	188
Thereafter	650
Total	$2,174
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Pipelines	$68,292	$73,163	$197,718	$220,526
Terminals, tanks and loading racks	39,036	42,454	112,814	119,121
Refinery processing units	20,403	20,278	59,860	61,496
	$127,731	$135,895	$370,392	$401,143
During the three and nine months ended September 30, 2020, lease revenues amounted to $90.1 million and $269.9 million, respectively, and service revenues amounted to $37.7 million and $100.5 million, respectively. Both of these revenues were recorded within affiliates and third parties revenues on our consolidated statement of income.

Note 4:Leases

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

Our leases have remaining terms of less than 1 year to 24 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.6 million and $7.0 million as of September 30, 2020 and December 31, 2019, respectively, with accumulated depreciation of $3.4 million and $4.5 million as of September 30, 2020 and December 31, 2019, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	September 30, 2020	December 31, 2019

Operating leases:
Operating lease right-of-use assets, net	$3,164	$3,255

Current operating lease liabilities	1,199	1,126
Noncurrent operating lease liabilities	2,333	2,482
Total operating lease liabilities	$3,532	$3,608

Finance leases:
Properties and equipment	$6,554	$6,968
Accumulated amortization	(3,354)	(4,547)
Properties and equipment, net	$3,200	$2,421

Current finance lease liabilities	$3,459	$3,224
Noncurrent finance lease liabilities	69,180	70,475
Total finance lease liabilities	$72,639	$73,699

Weighted average remaining lease term (in years)
Operating leases	6.0	6.5
Finance leases	16.2	17.0

Weighted average discount rate
Operating leases	4.8%	5.0%
Finance leases	5.6%	6.0%

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$773	$5,467
Operating cash flows on finance leases	$3,241	$75
Financing cash flows on finance leases	$2,666	$780

Maturities of lease liabilities were as follows:

	September 30, 2020
	Operating	Finance
	(In thousands)
2020	$257	$1,931
2021	906	7,403
2022	627	7,277
2023	607	7,320
2024	494	6,856
2025 and thereafter	1,179	80,313
Total lease payments	4,070	111,100
Less: Imputed interest	(538)	(38,461)
Total lease obligations	3,532	72,639
Less: Current lease liabilities	(1,199)	(3,459)
Noncurrent lease liabilities	$2,333	$69,180

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$242	$1,852	$745	$5,420
Finance lease costs
Amortization of assets	251	213	766	711
Interest on lease liabilities	1,032	24	3,108	75
Variable lease cost	64	41	159	112
Total net lease cost	$1,589	$2,130	$4,778	$6,318

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

One of our throughput agreements with Delek was renewed during the three months ending June 30, 2020. Certain components of this agreement met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the nine months ended September 30, 2020 composed of the following:

(In thousands)

Net investment in leases	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type leases	$33,834

This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease revenues	$87,125	$94,459	$262,518	$282,747
Direct financing lease interest income	525	539	1,572	1,558
Gain on sales-type leases	—	35,166	33,834	35,166
Sales-type lease interest income	2,278	1,675	6,218	1,675
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	2,952	3,075	7,413	3,075
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

Annual minimum undiscounted lease payments under our leases were as follows as of September 30, 2020:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2020	$77,568	$530	$3,114
2021	306,771	2,128	12,456
2022	304,315	2,145	12,456
2023	273,362	2,162	12,456
2024	235,280	2,179	12,456
2025 and thereafter	739,158	40,787	73,044
Total	$1,936,454	$49,931	$125,982

Net investments in leases recorded on our balance sheet were composed of the following:

	September 30, 2020		December 31, 2019
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$90,606	$16,469	$68,457	$16,511
Unguaranteed residual assets	63,718	—	52,933	—
Net investment in leases	$154,324	$16,469	$121,390	$16,511

(1)    Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 5:Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. GAAP categorizes inputs used in fair value measurements into three broad levels as follows:
•(Level 1) Quoted prices in active markets for identical assets or liabilities.
•(Level 2) Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.
•(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2020		December 31, 2019
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	—	—	496,531	522,045
5% Senior Notes	Level 2	491,874	490,155	—	—

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the third quarter of 2020, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the three months ended September 30, 2020, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

Note 6:Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Pipelines, terminals and tankage	$1,609,453	$1,602,231
Refinery assets	349,030	348,093
Land and right of way	87,076	86,190
Construction in progress	40,734	10,930
Other	9,266	14,110
	2,095,559	2,061,554
Less accumulated depreciation	647,635	594,455
	$1,447,924	$1,467,099

Depreciation expense was $64.3 million and $61.7 million for the nine months ended September 30, 2020 and 2019, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	September 30, 2020	December 31, 2019
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other		50	50
		204,797	204,797
Less accumulated amortization		113,980	103,475
		$90,817	$101,322

Amortization expense was $10.5 million for both of the nine months ended September 30, 2020 and 2019. We estimate amortization expense to be $14.0 million for each of the next two years, $9.9 million in 2023, and $9.1 million in 2024 and 2025.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated variable interest entity of HFC; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 8:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $5.7 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2020, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 1,122,230 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Restricted and Phantom Units
Under our Long-Term Incentive Plan, as of September 30, 2020, we granted restricted units to non-employee directors and phantom units to selected employees who perform services for us, with most awards vesting over a period of one to three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution rights on these units from the date of grant, and the recipients of the restricted units have voting rights on the restricted units from the date of grant.

The fair value of each restricted or phantom unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted and phantom unit activity and changes during the nine months ended September 30, 2020, is presented below:

Restricted and Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020 (nonvested)	145,205	$26.22
Vesting and transfer of full ownership to recipients	(5,646)	29.94
Forfeited	(8,578)	25.47
Outstanding at September 30, 2020 (nonvested)	130,981	$26.11

The grant date fair value of phantom units that vested and transferred to recipients during the nine months ended September 30, 2020 was $0.2 million. No restricted or phantom units vested and transferred to recipients during the nine months ended September 30, 2019. As of September 30, 2020, $0.9 million of total unrecognized compensation expense related to unvested restricted and phantom unit grants is expected to be recognized over a weighted-average period of 1.1 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 50% to 150% or 0% to 200%. As of September 30, 2020, estimated unit payouts for outstanding nonvested performance unit awards ranged between 100% and 120% of the target number of performance units granted.

We did not grant any performance units during the nine months ended September 30, 2020. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the nine months ended September 30, 2020, is presented below:

Performance Units	Units
Outstanding at January 1, 2020 (nonvested)	53,445
Vesting and transfer of common units to recipients	(11,634)
Outstanding at September 30, 2020 (nonvested)	41,811

The grant date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Based on the weighted-average fair value of performance units outstanding at September 30, 2020, of $1.2 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.3 years.

During the nine months ended September 30, 2020, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 9:Debt

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants as of September 30, 2020.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of September 30, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt was as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Credit Agreement
Amount outstanding	948,000	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized premium and debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized premium and debt issuance costs	(8,126)	—
	491,874	—

Total long-term debt	$1,439,874	$1,462,031

Note 10:Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for 79% and 80% of our total revenues for the three months and nine months ended September 30, 2020, respectively. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of September 30, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million.

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

Related party transactions with HFC are as follows:
•Revenues received from HFC were $101.0 million and $106.0 million for the three months ended September 30, 2020 and 2019, respectively, and $298.0 million and $311.8 million for the nine months ended September 30, 2020 and 2019, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million for both of the three months ended September 30, 2020 and 2019, and $2.0 million and 1.9 million for the nine months ended September 30, 2020 and 2019, respectively.
•We reimbursed HFC for costs of employees supporting our operations of $14.0 million and $13.7 million for the three months ended September 30, 2020 and 2019, respectively, and $41.3 million and $40.5 million for the nine months ended September 30, 2020 and 2019, respectively.
•HFC reimbursed us $2.3 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively, for expense and capital projects, and $6.3 million and $10.4 million for the nine months ended September 30, 2020 and 2019, respectively.
•We distributed $18.4 million and $37.6 million in the three months ended September 30, 2020 and 2019, respectively, and $74.3 million and $112.4 million for the nine months ended September 30, 2020 and 2019, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $46.5 million and $49.7 million at September 30, 2020, and December 31, 2019, respectively.
•Accounts payable to HFC were $6.9 million and $16.7 million at September 30, 2020, and December 31, 2019, respectively.
•Deferred revenue in the consolidated balance sheets at September 30, 2020 and December 31, 2019, included $0.4 million and $0.5 million, respectively, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa rail yards of $0.5 million for both of the three months ended September 30, 2020 and 2019, and $1.5 million for both of the nine months ended September 30, 2020 and 2019 .
•We received sales-type lease payments of $2.4 million from HFC for both of the three months ended September 30, 2020 and 2019, respectively, and $7.1 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

•On October 31, 2017, we closed an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions expired after the cash distribution for the second quarter of 2020, which was made during the third quarter of 2020.

Note 11: Partners’ Equity, Income Allocations and Cash Distributions

As of September 30, 2020, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On October 22, 2020, we announced our cash distribution for the third quarter of 2020 of $0.35 per unit. The distribution is payable on all common units and will be paid November 12, 2020, to all unitholders of record on November 2, 2020.

Our regular quarterly cash distribution to the limited partners will be $37.0 million for the three months ended September 30, 2020 and was $68.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the regular quarterly distribution to the limited partners will be $105.9 million and was $205.2 million for the nine months ended September 30, 2019. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

Note 12: Net Income Per Limited Partner Unit

Basic net income per unit applicable to the limited partners is calculated as net income attributable to the partners divided by the weighted average limited partners’ units outstanding. Diluted net income per unit assumes, when dilutive, the issuance of the net incremental units from restricted units, phantom units and performance units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. Our dilutive securities are immaterial for all periods presented.
Net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per unit data)
Net income attributable to the partners	$17,813	$82,345	$119,144	$179,217
Weighted average limited partners' units outstanding	105,440	105,440	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.17	$0.78	$1.13	$1.70

Note 13:Environmental

We expensed $1.0 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, for environmental remediation obligations, and we expensed $0.3 million for both of the three and nine months ended September 30, 2019. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $5.7 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively, of which $3.5 million, was classified as other long-term liabilities for both periods. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million for HFC indemnified liabilities for the periods ending September 30, 2020 and December 31, 2019, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$80,589	$85,749	$238,123	$250,259
Pipelines and terminals - third-party	26,739	29,868	72,409	89,388
Refinery processing units - affiliate	20,403	20,278	59,860	61,496
Total segment revenues	$127,731	$135,895	$370,392	$401,143

Segment operating income:
Pipelines and terminals	$15,912	$56,944	$120,445	$178,112
Refinery processing units	9,973	9,906	29,371	27,794
Total segment operating income	25,885	66,850	149,816	205,906
Unallocated general and administrative expenses	(2,332)	(2,714)	(7,569)	(7,322)
Interest and financing costs, net	(11,301)	(16,564)	(37,816)	(53,737)
Loss on early extinguishment of debt	—	—	(25,915)	—
Equity in earnings of equity method investments	1,316	1,334	5,186	5,217
Gain on sales-type leases	—	35,166	33,834	35,166
Gain (loss) on sale of assets and other	7,465	142	8,439	(57)
Income before income taxes	$21,033	$84,214	$125,975	$185,173

Capital Expenditures:
Pipelines and terminals	$7,902	$5,320	$38,318	$23,072
Refinery processing units	—	756	324	756
Total capital expenditures	$7,902	$6,076	$38,642	$23,828

	September 30, 2020	December 31, 2019
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$1,712,033	$1,749,843
Refinery processing units	305,999	305,897
Other	143,853	143,492
Total identifiable assets	$2,161,885	$2,199,232

(1) Includes goodwill of $234.7 million as of September 30, 2020 and $270.3 million as of December 31, 2019.

Note 16: Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the 5% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries, other than Holly Energy Finance Corp. and certain immaterial subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

Condensed Consolidating Balance Sheet

September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,000	$(1,113)	$15,204	$—	$18,091
Accounts receivable	—	56,434	4,982	(1,055)	60,361
Prepaid and other current assets	149	5,818	315		6,282
Total current assets	4,149	61,139	20,501	(1,055)	84,734

Properties and equipment, net	—	1,096,454	351,470	—	1,447,924
Operating lease right-of-use assets	—	2,990	174	—	3,164
Net investment in leases	—	167,238		—	167,238
Investment in subsidiaries	1,800,621	280,277	—	(2,080,898)	—
Intangible assets, net	—	90,817	—	—	90,817
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	82,389	39,657	—	122,046
Other assets	4,879	6,399	—	—	11,278
Total assets	$1,809,649	$2,022,387	$411,802	$(2,081,953)	$2,161,885

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$20,494	$8,505	$(1,055)	$27,944
Accrued interest	4,691	—	—	—	4,691
Deferred revenue	—	10,620	400	—	11,020
Accrued property taxes	—	5,377	3,595	—	8,972
Current operating lease liabilities	—	1,130	69	—	1,199
Current finance lease liabilities	—	3,459	—	—	3,459
Other current liabilities	3	2,748	98	—	2,849
Total current liabilities	4,694	43,828	12,667	(1,055)	60,134

Long-term debt	1,439,874	—	—	—	1,439,874
Noncurrent operating lease liabilities	—	2,333	—	—	2,333
Noncurrent finance lease liabilities	—	69,180	—	—	69,180
Other long-term liabilities	260	13,093	508	—	13,861
Deferred revenue	—	41,376	—	—	41,376
Class B unit	—	51,956	—	—	51,956
Equity - partners	364,821	1,800,621	280,277	(2,080,898)	364,821
Equity - noncontrolling interest	—	—	118,350	—	118,350
Total liabilities and equity	$1,809,649	$2,022,387	$411,802	$(2,081,953)	$2,161,885

Condensed Consolidating Balance Sheet

December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$(709)	$9,206	$—	$13,287
Accounts receivable	—	60,229	8,549	(331)	68,447
Prepaid and other current assets	282	6,710	637	—	7,629
Total current assets	5,072	66,230	18,392	(331)	89,363

Properties and equipment, net	—	1,133,534	333,565	—	1,467,099
Operating lease right-of-use assets	—	3,243	12	—	3,255
Net investment in leases	—	134,886	—	—	134,886
Investment in subsidiaries	1,844,812	275,279	—	(2,120,091)	—
Intangible assets, net	—	101,322	—	—	101,322
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	82,987	37,084	—	120,071
Other assets	6,722	6,178	—	—	12,900
Total assets	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$29,895	$4,991	$(331)	$34,555
Accrued interest	13,206	—	—	—	13,206
Deferred revenue	—	9,740	650	—	10,390
Accrued property taxes	—	2,737	1,062	—	3,799
Current operating lease liabilities	—	1,114	12	—	1,126
Current finance lease liabilities	—	3,224	—	—	3,224
Other current liabilities	6	2,293	6	—	2,305
Total current liabilities	13,212	49,003	6,721	(331)	68,605

Long-term debt	1,462,031	—	—	—	1,462,031
Noncurrent operating lease liabilities	—	2,482	—	—	2,482
Noncurrent finance lease liabilities	—	70,475	—	—	70,475
Other long-term liabilities	260	12,150	398	—	12,808
Deferred revenue	—	45,681	—	—	45,681
Class B unit	—	49,392	—	—	49,392
Equity - partners	381,103	1,844,812	275,279	(2,120,091)	381,103
Equity - noncontrolling interest	—	—	106,655	—	106,655
Total liabilities and equity	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,595	$6,397	$—	$100,992
Third parties	—	21,550	5,189	—	26,739
	—	116,145	11,586	—	127,731
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	36,065	3,938	—	40,003
Depreciation and amortization	—	21,997	4,193	—	26,190
General and administrative	649	1,683	—	—	2,332
Goodwill impairment	—	35,653	—	—	35,653
	649	95,398	8,131	—	104,178
Operating income (loss)	(649)	20,747	3,455	—	23,553

Other income (expense):
Equity in earnings of subsidiaries	31,461	6,589	—	(38,050)	—
Equity in earnings of equity method investments	—	755	561	—	1,316
Interest expense	(13,072)	(1,032)	—	—	(14,104)
Interest income	—	2,787	16	—	2,803
Other income	73	2,542	4,850	—	7,465
	18,462	11,641	5,427	(38,050)	(2,520)
Income before income taxes	17,813	32,388	8,882	(38,050)	21,033
State income tax expense	—	(34)	—	—	(34)
Net income	17,813	32,354	8,882	(38,050)	20,999
Allocation of net income attributable to noncontrolling interests	—	(893)	(2,293)	—	(3,186)
Net income attributable to the partners	$17,813	$31,461	$6,589	$(38,050)	$17,813

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$99,482	$6,545	$—	$106,027
Third parties	—	23,999	5,869	—	29,868
	—	123,481	12,414	—	135,895
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	40,866	4,058	—	44,924
Depreciation and amortization		19,757	4,364	—	24,121
General and administrative	569	2,145	—	—	2,714
	569	62,768	8,422	—	71,759
Operating income (loss)	(569)	60,713	3,992	—	64,136

Other income (expense):
Equity in earnings of subsidiaries	101,638	3,013	—	(104,651)	—
Equity in earnings of equity method investments	—	1,334	—	—	1,334
Interest expense	(18,945)	138	—	—	(18,807)
Interest income	—	2,243	—	—	2,243
Gain on sales-type lease	—	35,166	—	—	35,166
Other income (loss)	221	(104)	25	—	142
	82,914	41,790	25	(104,651)	20,078
Income before income taxes	82,345	102,503	4,017	(104,651)	84,214
State income tax expense	—	(30)	—	—	(30)
Net income	82,345	102,473	4,017	(104,651)	84,184
Allocation of net income attributable to noncontrolling interests	—	(835)	(1,004)	—	(1,839)
Net income attributable to the partners	$82,345	$101,638	$3,013	$(104,651)	$82,345

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations		Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$278,767	$19,216	$—		$297,983
Third parties	—	56,592	15,817	—		72,409
	—	335,359	35,033	—		370,392
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	98,176	11,545	—		109,721
Depreciation and amortization	—	62,489	12,713	—		75,202
General and administrative	2,528	5,041	—	—		7,569
Goodwill impairment	—	35,653	—	—		35,653
	2,528	201,359	24,258	—		228,145
Operating income (loss)	(2,528)	134,000	10,775	—	—	142,247

Other income (expense):
Equity in earnings of subsidiaries	189,889	12,394	—	(202,283)		—
Equity in earnings of equity method investments	—	4,292	894	—		5,186
Interest expense	(42,542)	(3,108)	—	—		(45,650)
Interest income	26	7,792	16	—		7,834
Loss on early extinguishment of debt	(25,915)	—	—	—		(25,915)
Gain on sales-type lease	—	33,834	—	—		33,834
Gain on sale of assets and other	214	3,358	4,867	—		8,439
	121,672	58,562	5,777	(202,283)		(16,272)
Income before income taxes	119,144	192,562	16,552	(202,283)		125,975
State income tax expense	—	(110)	—	—		(110)
Net income	119,144	192,452	16,552	(202,283)		125,865
Allocation of net income attributable to noncontrolling interests	—	(2,563)	(4,158)	—		(6,721)
Net income attributable to the partners	$119,144	$189,889	$12,394	$(202,283)		$119,144

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$293,096	$18,659	$—	$311,755
Third parties	—	69,764	19,624	—	89,388
	—	362,860	38,283	—	401,143
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	111,644	11,401	—	123,045
Depreciation and amortization		59,320	12,872	—	72,192
General and administrative	2,390	4,932	—	—	7,322
	2,390	175,896	24,273	—	202,559
Operating income (loss)	(2,390)	186,964	14,010	—	198,584

Other income (expense):
Equity in earnings of subsidiaries	238,368	10,572	—	(248,940)	—
Equity in earnings of equity method investments	—	5,217	—	—	5,217
Interest expense	(56,982)	(77)	—	—	(57,059)
Interest income	—	3,322	—	—	3,322
Gain on sales-type lease	—	35,166	—	—	35,166
Gain on sale of assets and other	221	(364)	86	—	(57)
	181,607	53,836	86	(248,940)	(13,411)
Income before income taxes	179,217	240,800	14,096	(248,940)	185,173
State income tax expense	—	(36)	—	—	(36)
Net income	179,217	240,764	14,096	(248,940)	185,137
Allocation of net income attributable to noncontrolling interests	—	(2,396)	(3,524)	—	(5,920)
Net income attributable to the partners	$179,217	$238,368	$10,572	$(248,940)	$179,217

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(49,182)	$250,355	$36,261	$(12,394)	$225,040

Cash flows from investing activities
Additions to properties and equipment	—	(10,675)	(27,967)	—	(38,642)
Investment in Cushing Connect	—	(15,382)	(2,438)	15,382	(2,438)
Proceeds from sale of assets	—	961	—	—	961
Distributions in excess of equity in earnings of equity investments	—	11,084	—	(10,383)	701
	—	(14,012)	(30,405)	4,999	(39,418)

Cash flows from financing activities
Net borrowings under credit agreement	(17,500)	—	—	—	(17,500)
Net intercompany financing activities	234,081	(234,081)	—	—	—
Redemption of senior notes	(522,500)	—	—	—	(522,500)
Proceeds from issuance of senior notes	500,000	—	—	—	500,000
Contribution from general partner	611	—	15,382	(15,382)	611
Contribution from noncontrolling interest	—	—	15,382	—	15,382
Distributions to HEP unitholders	(137,437)	—	—	—	(137,437)
Distributions to noncontrolling interests	—	—	(30,622)	22,777	(7,845)
Units withheld for tax withholding obligations	(149)	—	—	—	(149)
Deferred financing costs	(8,714)	—	—	—	(8,714)
Payments on finance leases	—	(2,666)	—	—	(2,666)
	48,392	(236,747)	142	7,395	(180,818)

Cash and cash equivalents
Increase (decrease) for the period	(790)	(404)	5,998	—	4,804
Beginning of period	4,790	(709)	9,206	—	13,287
End of period	$4,000	$(1,113)	$15,204	$—	$18,091

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(62,229)	$271,657	$31,467	$(12,678)	$228,217

Cash flows from investing activities
Additions to properties and equipment	—	(23,227)	(601)	—	(23,828)
Distributions from UNEV in excess of earnings	—	10,572	—	(10,572)	—
Proceeds from sale of assets	—	265	—	—	265
Distributions in excess of equity in earnings of equity investments	—	693	—	—	693
	—	(11,697)	(601)	(10,572)	(22,870)

Cash flows from financing activities
Net borrowings under credit agreement	12,500	—	—	—	12,500
Net intercompany financing activities	260,362	(260,362)	—	—	—
Contributions from general partner	182	—	—	—	182
Distributions to HEP unitholders	(204,701)	—	—	—	(204,701)
Distributions to noncontrolling interests	—	—	(31,000)	23,250	(7,750)
Units withheld for tax withholding obligations	(119)	—	—	—	(119)
Purchase units for incentive grants	(255)		—	—	(255)
Payments on finance leases	—	(780)	—	—	(780)
Other	(139)	139	—	—	—
	67,830	(261,003)	(31,000)	23,250	(200,923)

Cash and cash equivalents
Increase for the period	5,601	(1,043)	(134)	—	4,424
Beginning of period	2	—	3,043	—	3,045
End of period	$5,603	$(1,043)	$2,909	$—	$7,469

Table of Contentsril 1

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest, as of September 30, 2020.

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

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy has created unprecedented destruction of demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Over the course of the third quarter, demand for transportation fuels showed incremental improvement over the second quarter of 2020. We expect our customers will continue to adjust refinery production levels commensurate with market demand and ultimately expect demand to return to pre-COVID-19 levels.

In response to the COVID-19 pandemic, and with the health and safety of our employees as a top priority, we took several actions, including limiting onsite staff at all of our facilities, implementing a work-from-home policy for certain employees and restricting travel unless approved by senior leadership. We will continue to monitor COVID-19 developments and the dynamic environment to properly address these policies going forward.

In light of current circumstances and our expectations for the future, HEP reduced its quarterly distribution to $0.35 per unit beginning with the distribution for the first quarter of 2020, representative of a new distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and improving distributable cash flow coverage to 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

On March 27, 2020, the United States government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so.

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have

Table of Contentsril 1
long-term customer contracts with minimum volume commitments, which have expiration dates from 2021 to 2036. These minimum volume commitments accounted for approximately 70% of our total revenues in 2019. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments, other than with resect to the agreement in principle reached with HFC subsequent to the third quarter of 2020 with respect to HEP’s Cheyenne assets. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

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

Agreements with HFC
We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year, based on the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission index. As of September 30, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million.

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

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. As of September 30, 2020, our throughput agreement with HFC required minimum annualized payments to us of approximately $17.6 million related to our Cheyenne assets. The net book value of our Cheyenne related net assets as of June 30, 2020 was approximately $88.5 million, including $28.1 million of long-lived assets and $68.7 million of goodwill. No impairment of our Cheyenne long-lived assets was required.

Our annual goodwill impairment testing was performed during the third quarter of 2020. The estimated fair value of our reporting units were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing

Table of Contentsril 1
multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our testing of goodwill did not identify any impairments other than our Cheyenne reporting unit, which reported a goodwill impairment charge of $35.7 million.

Subsequent to the third quarter of 2020, HEP and HFC reached an agreement in principle to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements on the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

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

Table of Contentsril 1
RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and the nine months ended September 30, 2020 and 2019.

Table of Contentsril 1

	Three Months Ended September 30,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,619	$19,401	$(782)
Affiliates—intermediate pipelines	7,537	7,490	47
Affiliates—crude pipelines	20,218	21,675	(1,457)
	46,374	48,566	(2,192)
Third parties—refined product pipelines	9,812	13,270	(3,458)
Third parties—crude pipelines	12,106	11,327	779
	68,292	73,163	(4,871)
Terminals, tanks and loading racks:
Affiliates	34,215	37,183	(2,968)
Third parties	4,821	5,271	(450)
	39,036	42,454	(3,418)

Refinery processing units—Affiliates	20,403	20,278	125

Total revenues	127,731	135,895	(8,164)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	40,003	44,924	(4,921)
Depreciation and amortization	26,190	24,121	2,069
General and administrative	2,332	2,714	(382)
Goodwill impairment	35,653	—	35,653
	104,178	71,759	32,419
Operating income	23,553	64,136	(40,583)
Other income (expense):
Equity in earnings of equity method investments	1,316	1,334	(18)
Interest expense, including amortization	(14,104)	(18,807)	4,703
Interest income	2,803	2,243	560
Gain on sales-type leases	—	35,166	(35,166)
Gain on sale of assets and other	7,465	142	7,323
	(2,520)	20,078	(22,598)
Income before income taxes	21,033	84,214	(63,181)
State income tax expense	(34)	(30)	(4)
Net income	20,999	84,184	(63,185)
Allocation of net income attributable to noncontrolling interests	(3,186)	(1,839)	(1,347)
Net income attributable to the partners	17,813	82,345	(64,532)
Limited partners’ earnings per unit—basic and diluted	$0.17	$0.78	$(0.61)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$55,338	$123,060	$(67,722)
Adjusted EBITDA (1)	$86,435	$90,269	$(3,834)
Distributable cash flow (2)	$76,894	$68,838	$8,056

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,403	129,681	(10,278)
Affiliates—intermediate pipelines	142,817	153,547	(10,730)
Affiliates—crude pipelines	270,840	358,867	(88,027)
	533,060	642,095	(109,035)
Third parties—refined product pipelines	60,203	67,440	(7,237)
Third parties—crude pipelines	133,487	129,222	4,265
	726,750	838,757	(112,007)
Terminals and loading racks:
Affiliates	401,904	482,291	(80,387)
Third parties	57,355	59,307	(1,952)
	459,259	541,598	(82,339)
Refinery processing units—Affiliates	62,016	75,857	(13,841)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,248,025	1,456,212	(208,187)

Table of Contentsril 1

	Nine Months Ended September 30,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$55,004	$60,892	$(5,888)
Affiliates—intermediate pipelines	22,486	22,068	418
Affiliates—crude pipelines	59,922	63,447	(3,525)
	137,412	146,407	(8,995)
Third parties—refined product pipelines	33,360	40,652	(7,292)
Third parties—crude pipelines	26,946	33,467	(6,521)
	197,718	220,526	(22,808)
Terminals, tanks and loading racks:
Affiliates	100,711	103,852	(3,141)
Third parties	12,103	15,269	(3,166)
	112,814	119,121	(6,307)

Refinery processing units—Affiliates	59,860	61,496	(1,636)

Total revenues	370,392	401,143	(30,751)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	109,721	123,045	(13,324)
Depreciation and amortization	75,202	72,192	3,010
General and administrative	7,569	7,322	247
Goodwill impairment	35,653	—	35,653
	228,145	202,559	25,586
Operating income	142,247	198,584	(56,337)
Other income (expense):
Equity in earnings of equity method investments	5,186	5,217	(31)
Interest expense, including amortization	(45,650)	(57,059)	11,409
Interest income	7,834	3,322	4,512
Loss on early extinguishment of debt	(25,915)	—	(25,915)
Gain on sales-type leases	33,834	35,166	(1,332)
Gain (loss) on sale of assets and other	8,439	(57)	8,496
	(16,272)	(13,411)	(2,861)
Income before income taxes	125,975	185,173	(59,198)
State income tax expense	(110)	(36)	(74)
Net income	125,865	185,137	(59,272)
Allocation of net income attributable to noncontrolling interests	(6,721)	(5,920)	(801)
Net income attributable to the partners	119,144	179,217	(60,073)
Limited partners’ earnings per unit—basic and diluted	$1.13	$1.70	$(0.57)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$232,272	$305,182	$(72,910)
Adjusted EBITDA (1)	$257,711	$272,391	$(14,680)
Distributable cash flow (2)	$213,058	$206,923	$6,135

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	116,641	130,426	(13,785)
Affiliates—intermediate pipelines	137,816	141,991	(4,175)
Affiliates—crude pipelines	276,128	376,518	(100,390)
	530,585	648,935	(118,350)
Third parties—refined product pipelines	55,921	71,773	(15,852)
Third parties—crude pipelines	103,955	132,101	(28,146)
	690,461	852,809	(162,348)
Terminals and loading racks:
Affiliates	401,245	429,660	(28,415)
Third parties	49,753	62,437	(12,684)
	450,998	492,097	(41,099)
Refinery processing units—Affiliates	60,573	73,178	(12,605)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,202,032	1,418,084	(216,052)

Table of Contentsril 1

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment and (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, (v) HEP's pro-rata share of gain on business interruption insurance settlement and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to the partners	$17,813	$82,345	$119,144	$179,217
Add (subtract):
Interest expense	14,104	18,807	45,650	57,059
Interest income	(2,803)	(2,243)	(7,834)	(3,322)
State income tax expense	34	30	110	36
Depreciation and amortization	26,190	24,121	75,202	72,192
EBITDA	$55,338	$123,060	$232,272	$305,182
Loss on early extinguishment of debt	—	—	25,915	—
Gain on sales-type leases	—	(35,166)	(33,834)	(35,166)
Goodwill impairment	35,653	—	35,653	—
HEP's pro-rata share of gain on business interruption insurance settlement	(6,079)	—	(6,079)	—
Pipeline tariffs not included in revenues	3,129	2,375	8,603	2,375
Lease payments not included in operating costs	(1,606)	—	(4,819)	—
Adjusted EBITDA	$86,435	$90,269	$257,711	$272,391

(2)Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exceptions of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating. Set forth below is our calculation of distributable cash flow.

Table of Contentsril 1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to the partners	$17,813	$82,345	$119,144	$179,217
Add (subtract):
Depreciation and amortization	26,190	24,121	75,202	72,192
Amortization of discount and deferred debt issuance costs	838	771	2,479	2,307
Loss on early extinguishment of debt	—	—	25,915	—
Revenue recognized greater than customer billings	(198)	504	(699)	(2,827)
Maintenance capital expenditures (3)	(1,565)	(2,118)	(5,192)	(3,477)
Increase (decrease) in environmental liability	29	91	187	(464)
Decrease in reimbursable deferred revenue	(3,257)	(1,964)	(9,062)	(5,604)
Gain on sales-type leases	—	(35,166)	(33,834)	(35,166)
Goodwill impairment	35,653	—	35,653	—
Other	1,391	254	3,265	745
Distributable cash flow	$76,894	$68,838	$213,058	$206,923

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2020	December 31, 2019
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$18,091	$13,287
Working capital	$24,600	$20,758
Total assets	$2,161,885	$2,199,232
Long-term debt	$1,439,874	$1,462,031
Partners’ equity	$364,821	$381,103

Results of Operations—Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Summary
Net income attributable to the partners for the third quarter was $17.8 million ($0.17 per basic and diluted limited partner unit) compared to $82.3 million ($0.78 per basic and diluted limited partner unit) for the third quarter of 2019. The third quarter of 2020 results reflect special items that collectively decreased net income attributable to HEP by a total of $29.6 million. These items include a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit and a $6.1 million gain related to HEP's pro-rata share of a business interruption insurance claim settlement resulting from a loss at HollyFrontier's Woods Cross Refinery. In addition, net income attributable to HEP for the third quarter of 2019 included a gain on sales-type leases of $35.2 million. Excluding these items, net income attributable to HEP for the third quarter of 2020 was $47.4 million ($0.45 per basic and diluted limited partner unit) compared to net income attributable to HEP for the third quarter of 2019 of $47.2 million ($0.45 per basis can diluted limited partner unit).

Revenues
Revenues for the third quarter were $127.7 million, a decrease of $8.2 million compared to the third quarter of 2019. The decrease was mainly attributable to a 13% reduction in overall crude and product pipeline volumes predominantly in our Southwest region.

Table of Contentsril 1
Revenues from our refined product pipelines were $28.4 million, a decrease of $4.2 million compared to the third quarter of 2019. Shipments averaged 179.6 thousand barrels per day (“mbpd”) compared to 197.1 mbpd for the third quarter of 2019. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo Refinery and Delek's Big Spring refinery largely as a result of demand destruction associated with the COVID-19 pandemic as well as the recording of certain pipeline tariffs as interest income as the related throughput contract renewals were determined to be sales-type leases.

Revenues from our intermediate pipelines were $7.5 million, consistent with the third quarter of 2019. Shipments averaged 142.8 mbpd for the third quarter of 2020 compared to 153.5 mbpd for the third quarter of 2019. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Navajo refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $32.3 million, a decrease of $0.7 million compared to the third quarter of 2019, and shipments averaged 404.3 mbpd compared to 488.1 mbpd for the third quarter of 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in New Mexico and Texas partially offset by increased volumes on our crude pipeline systems in Utah. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees.

Revenues from terminal, tankage and loading rack fees were $39.0 million, a decrease of $3.4 million compared to the third quarter of 2019. Refined products and crude oil terminalled in the facilities averaged 459.3 mbpd compared to 541.6 mbpd for the third quarter of 2019. The volume and revenue decreases were mainly as a result of demand destruction associated with the COVID-19 pandemic across most of our facilities. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees.

Revenues from refinery processing units were $20.4 million, an increase of $0.1 million compared to the third quarter of 2019, and throughputs averaged 62.0 mbpd compared to 75.9 mbpd for the third quarter of 2019. The decrease in volumes was mainly due to reduced throughput for our El Dorado processing units largely as a result of demand destruction associated with the COVID-19 pandemic while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $40.0 million for the three months ended September 30, 2020, a decrease of $4.9 million compared to the third quarter of 2019. The decrease was mainly due to lower rental expenses and maintenance costs for the three months ended September 30, 2020.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2020 increased by $2.1 million compared to the three months ended September 30, 2019. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the three months ended September 30, 2020 decreased by $0.4 million compared to the three months ended September 30, 2019, mainly due to lower legal expenses for the three months ended September 30, 2020.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	$219	$606
Cheyenne Pipeline LLC	533	728
Cushing Terminal	564	—
Total	$1,316	$1,334

Equity in earnings of Osage Pipe Line Company, LLC decreased for the three months ended September 30, 2020, mainly due to lower throughput volumes.

Table of Contentsril 1

Interest Expense
Interest expense for the three months ended September 30, 2020, totaled $14.1 million, a decrease of $4.7 million compared to the three months ended September 30, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million aggregate principal amount of 6% Senior Notes due 2024 (“6% Senior Notes”) with $500 million aggregate principal amount of 5% Senior Notes due 2028 (“5% Senior Notes”). Our aggregate effective interest rates were 3.6% and 5.2% for the three months ended September 30, 2020 and 2019, respectively.

State Income Tax
We recorded a state income tax expense of $34,000 and $30,000 for the three months ended September 30, 2020 and 2019, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Summary
Net income attributable to the partners for the nine months ended September 30, 2020 was $119.1 million ($1.13 per basic and diluted limited partner unit) compared to $179.2 million ($1.70 per basic and diluted limited partner unit) for the third quarter of 2019. Results for the nine months ended September 30, 2020 reflect special items that collectively decreased net income attributable to HEP by a total of $21.7 million. These items include a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit, a charge of $25.9 million related to the early redemption of our previously outstanding $500 million aggregate principal amount of 6% Senior Notes, due in 2024, a gain on sales-type leases of $33.8 million and a $6.1 million gain related to HEP's pro-rata share of a business interruption insurance claim settlement resulting from a loss at HollyFrontier's Woods Cross Refinery. In addition, net income attributable to HEP for the nine months ended September 30, 2019 included a gain on sales-type leases of $35.2 million. Excluding these items, net income attributable to the partners for the nine months ended September 30, 2020 was $140.8 million ($1.34 per basic and diluted limited partner unit) compared to net income attributable to HEP for the nine months ended September 30, 2019 of $144.1 million ($1.37 per basis can diluted limited partner unit).

Revenues
Revenues for the nine months ended September 30, 2020, were $370.4 million, a decrease of $30.8 million compared to the nine months ended September 30, 2019. The decrease was mainly attributable to a 19% reduction in overall crude and product pipeline volumes predominantly in our Southwest and Rockies regions.

Revenues from our refined product pipelines were $88.4 million, a decrease of $13.2 million compared to the nine months ended September 30, 2019. Shipments averaged 172.6 mbpd compared to 202.2 mbpd for the nine months ended September 30, 2019. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery, Delek's Big Spring refinery and our UNEV pipeline largely as a result of demand destruction associated with the COVID-19 pandemic as well as the recording of certain pipeline tariffs as interest income as the related throughput contract renewals were determined to be sales-type leases.

Revenues from our intermediate pipelines were $22.5 million, an increase of $0.4 million compared to the nine months ended September 30, 2019. Shipments averaged 137.8 mbpd compared to 142.0 mbpd for the nine months ended September 30, 2019.

Revenues from our crude pipelines were $86.9 million, a decrease of $10.0 million compared to the nine months ended September 30, 2019. Shipments averaged 380.1 mbpd compared to 508.6 mbpd for the nine months ended September 30, 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in New Mexico and Texas and on our crude pipeline systems in Wyoming and Utah largely as a result of demand destruction associated with the COVID-19 pandemic.

Revenues from terminal, tankage and loading rack fees were $112.8 million, a decrease of $6.3 million compared to the nine months ended September 30, 2019. Refined products and crude oil terminalled in the facilities averaged 451.0 mbpd compared to 492.1 mbpd for the nine months ended September 30, 2019. The volume and revenue decreases were mainly as a result of demand destruction associated with the COVID-19 pandemic across most of our facilities.

Table of Contentsril 1

Revenues from refinery processing units were $59.9 million, a decrease of $1.6 million compared to the nine months ended September 30, 2019. Throughputs averaged 60.6 mbpd compared to 73.2 mbpd for the nine months ended September 30, 2019. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units largely as a result of demand destruction associated with the COVID-19 pandemic. Revenues were higher in the nine months ended September 30, 2019 due to an adjustment in revenue recognition recorded during that period; otherwise, revenues for the two nine-month periods remained relatively constant due to contractual minimum volume guarantees.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2020, decreased by $13.3 million compared to the nine months ended September 30, 2019. The decrease was mainly due to lower rental expenses, maintenance costs and variable costs such as electricity and chemicals associated with lower volumes.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2020, increased by $3.0 million compared to the nine months ended September 30, 2019. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the nine months ended September 30, 2020, increased by $0.2 million compared to the nine months ended September 30, 2019 mainly due to higher legal expenses incurred in the nine months ended September 30, 2020.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	1,599	1,857
Cheyenne Pipeline LLC	2,693	3,360
Cushing Terminal	894	—
Total	$5,186	$5,217

Equity in earnings of Cheyenne Pipeline LLC decreased for the nine months ended September 30, 2020, mainly due to lower throughput volumes.

Interest Expense
Interest expense for the nine months ended September 30, 2020, totaled $45.7 million, a decrease of $11.4 million compared to the nine months ended September 30, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million 6% Senior Notes with $500 million 5% Senior Notes. Our aggregate effective interest rates were 3.8% and 5.3% for the nine months ended September 30, 2020 and 2019, respectively.

State Income Tax
We recorded a state income tax expense of $110,000 and $36,000 for the nine months ended September 30, 2020 and 2019, respectively. All tax expense is solely attributable to the Texas margin tax.

Table of Contentsril 1
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

During the nine months ended September 30, 2020, we received advances totaling $219.5 million and repaid $237.0 million, resulting in a net decrease of $17.5 million under the Credit Agreement and an outstanding balance of $948.0 million at September 30, 2020. As of September 30, 2020, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $452.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% Senior Notes due in 2028. On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended September 30, 2020. As of September 30, 2020, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Under our registration statement filed with the Securities and Exchange Commission (“SEC”) using a “shelf” registration process, we currently have the authority to raise up to $2.0 billion by offering securities, through one or more prospectus supplements that would describe, among other things, the specific amounts, prices and terms of any securities offered and how the proceeds would be used. Any proceeds from the sale of securities are expected to be used for general business purposes, which may include, among other things, funding acquisitions of assets or businesses, working capital, capital expenditures, investments in subsidiaries, the retirement of existing debt and/or the repurchase of common units or other securities.

We believe our current cash balances, future internally generated funds and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future.

In August 2020, we paid a regular cash distribution of $0.35 on all units in an aggregate amount of $34.5 million after deducting HEP Logistics' waiver of $2.5 million of limited partner cash distributions.

Cash and cash equivalents increased by $4.8 million during the nine months ended September 30, 2020. The cash flows provided by operating activities of $225.0 million were more than the cash flows used for financing activities of $180.8 million and investing activities of $39.4 million. Working capital increased by $3.8 million to $24.6 million at September 30, 2020, from $20.8 million at December 31, 2019.

Table of Contentsril 1
Cash Flows—Operating Activities
Cash flows from operating activities decreased by $3.2 million from $228.2 million for the nine months ended September 30, 2019, to $225.0 million for the nine months ended September 30, 2020. The decrease was mainly due to lower cash receipts from customers partially offset by lower payments for operating expenses and interest expenses during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Cash Flows—Investing Activities
Cash flows used for investing activities were $39.4 million for the nine months ended September 30, 2020, compared to $22.9 million for the nine months ended September 30, 2019, an increase of $16.5 million. During the nine months ended September 30, 2020 and 2019, we invested $38.6 million and $23.8 million, respectively, in additions to properties and equipment. During the nine months ended September 30, 2020, we invested $2.4 million in our equity method investment in Cushing Connect JV Terminal. We received $0.7 million in excess of equity in earnings during both the nine months ended September 30, 2020 and September 30, 2019.

Cash Flows—Financing Activities
Cash flows used for financing activities were $180.8 million for the nine months ended September 30, 2020, compared to $200.9 million for the nine months ended September 30, 2019, a decrease of $20.1 million. During the nine months ended September 30, 2020, we received $219.5 million and repaid $237.0 million in advances under the Credit Agreement. Additionally, we paid $137.4 million in regular quarterly cash distributions to our limited partners and $7.8 million to our noncontrolling interest. We received $15.4 million in contributions from noncontrolling interest during the nine months ended September 30, 2020. We also received net proceeds of $491.3 million from the issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. During the nine months ended September 30, 2019, we received $269.5 million and repaid $257.0 million in advances under the Credit Agreement. We paid $204.7 million in regular quarterly cash distributions to our limited partners, and distributed $7.8 million to our noncontrolling interest.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2020 capital forecast is comprised of approximately $8 million to $12 million for maintenance capital expenditures, up to $1 million for refinery unit turnarounds and $35 million to $45 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2020 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Table of Contentsril 1
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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants as of September 30, 2020.

Senior Notes
As of December 31, 2019, we had $500 million in aggregate principal amount of 6% Senior Notes due in 2024.

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% Senior Notes due in 2028. On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of September 30, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table of Contentsril 1
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Credit Agreement	948,000	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized debt issuance costs	(8,126)	—
	491,874	—

Total long-term debt	$1,439,874	$1,462,031

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended September 30, 2020.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2020 and 2019. PPI has increased an average of 0.6% annually over the past five calendar years, including increases of 0.8% and 3.1% in 2019 and 2018, respectively.

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

Table of Contentsril 1
We have an environmental agreement with Delek with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Delek in 2005, under which Delek will indemnify us subject to certain monetary and time limitations.

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2020, we had an accrual of $5.7 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of Contentsril 1
RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At September 30, 2020, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At September 30, 2020, the fair value of our 5% Senior Notes was $490.2 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at September 30, 2020 would result in a change of approximately $16 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2020, borrowings outstanding under the Credit Agreement were $948.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

Our operations are subject to normal hazards of operations, including but not limited to fire, explosion and weather-related perils. We maintain various insurance coverages, including property damage and business interruption insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

We have a risk management oversight committee that is made up of members from our senior management. This committee monitors our risk environment and provides direction for activities to mitigate, to an acceptable level, identified risks that may adversely affect the achievement of our goals.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contentsril 1

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

Item 6.Exhibits

The Exhibit Index on page 54 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Table of Contentsril 1
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

10.1	First Amendment to Fifth Amended and Restated Master Lease and Access Agreement dated as of August 4, 2020, effective as of January 23, 2020, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 1.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 1-03876).
10.2*+	Form of Performance Unit Agreement.
10.3*+	Form of Phantom Unit Agreement (Employee).
10.4*+	Form of Notice of Grant of Phantom Units (Employee).
10.5*+	Form of Phantom Unit Agreement (Non-Employee Director Award).
10.6*+	Form of Notice of Grant of Phantom Units (Non-Employee Director Award).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

Table of Contentsril 1
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 5, 2020	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 5, 2020	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)