Form 10-K
period 2020-12-31
HOLLY ENERGY PARTNERS LP
filed 2021-02-24
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No  ☒
On June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common limited partner units held by non-affiliates of the registrant was approximately $668 million, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
105,440,201 shares of common limited partner units were outstanding on February 16, 2021.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under Items 1 and 2. "Business and Properties," Item 1A. "Risk Factors," and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•the extraordinary market environment and effects of the COVID-19 pandemic, including a significant decline in demand for refined petroleum products in markets we serve;
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
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reasons such as infection in the workforce, in response to reductions in demand or lower gross margins due to the economic impact of the COVID-19 pandemic, and any potential asset impairments resulting from such actions;
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
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;
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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

401(k) Plan	131
5% Senior Notes	42
6% Senior Notes	56
Allocation Date	41
ASC	64
ASC 842	66
ASU	66
bpd	8
Board	112
Change in Control Policy	132
Cheyenne Refinery	12
COBRA	148
Credit Agreement	59
Cushing Connect Joint Venture	17
Cushing Connect JV Terminal	17
Cushing Connect Pipeline	17
Cushing Connect VIEs	85
CWA	32
Delek	7
EBITDA	49
Effectively connected income	40
Exchange Act	110
FASB ASC Topic 718	121
FCC	17
FERC	8
Frontier Aspen	10
Frontier Pipeline	10
GAAP	49
GHG	33
Guarantor subsidiaries	101
HEP	7
HEP Cushing	17
HEP Logistics	7
HFC	3
HFC Change in Control Agreements	132
HLS	7
IBR	65
ICA	20
IDR Restructuring Transaction	7
IDRs	7
Incentive Compensation	133
IRS	25
Long-Term Incentive Plan	120
LPG	8
Magellan	9
mbbls	8
Meridian	118

Mid-America	9
MMSCFD	11
non-employee directors	119
NQDC Plan	120
NYSE	113
Omnibus Agreement	18
Osage	12
Parent	101
Partnership	68
PCAOB	118
PHMSA	19
Plains	9
PPI	9
Presiding Director	112
Renewal	18
SEC	7
Secondment Agreement	18
SLC Pipeline	10
Tortoise	155
TUR	136
UNEV	10
VIE	85
WOTUS	32

Items 1 and 2. Business and Properties

OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership engaged principally in the business of operating a system of petroleum product and crude pipelines, storage tanks, distribution terminals, loading rack facilities and refinery processing units in Texas, New Mexico, Utah, Nevada, Oklahoma, Wyoming, Kansas, Idaho and Washington. We were formed in Delaware in 2004 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the U.S. Securities and Exchange Commission (“SEC”) website is available on our website on the Investors page. Also available on our website are copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “HFC” refers to HollyFrontier Corporation and its subsidiaries, excluding HEP and its subsidiaries and Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of HollyFrontier Corporation that is the ultimate general partner of HEP and manages HEP.
Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek US Holdings, Inc.’s (“Delek”) refinery in Big Spring, Texas. At December 31, 2020, HFC owned approximately 57% of our outstanding common units as well as a non-economic general partner interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 15 to our consolidated financial statements in Part II, Item 8.

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
We have a long-term strategic relationship with HFC that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to the economic conditions discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview - Impact of COVID-19 on Our Business" below, we also expect over the longer term to continue to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies.
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

HFC shipped an aggregate of 72% of the petroleum products transported on our refined product pipelines, 100% of the throughput volumes transported on our intermediate pipelines, and 71% of the throughput on our crude pipelines in 2020.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Volumes transported for barrels per day ("bpd"):
HFC	529,905	633,270	622,088	556,516	542,762
Third parties	156,376	204,052	187,717	99,847	75,909
Total	686,281	837,322	809,805	656,363	618,671
Total barrels in thousands (“mbbls”)	251,178	305,623	295,579	239,572	226,434

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

Refined products destined to HFC's El Paso terminal and Magellan's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local and export delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile segment that extends from HFC's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155-mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC ("Mid-America") under a long-term lease agreement which expires in 2027 with an option to renew for an additional 10 years. The current monthly lease payment is $553,000 (subject to adjustments for changes in Producer Price Index ("PPI")) to the owner/operator, Mid-America. HFC is the only shipper on this pipeline.

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

Wichita Falls, Texas to Duncan, Oklahoma
This 47-mile, common carrier pipeline is regulated by FERC and transports refined product from the Wichita Falls terminal to Delek's Duncan terminal. This pipeline is currently idle.

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

New Mexico crude expansion pipelines
Three pipelines expand on the existing network of New Mexico crude oil pipelines discussed above. They include (1) the 46-mile Beeson pipeline which delivers crude oil from the crude oil gathering system to the Navajo refinery Lovington facility and the Roadrunner Pipeline, (2) the 61-mile Whites City crude pipeline which delivers crude oil from HEP's Whites City Road crude truck off-loading Station to Artesia Station, and (3) the 13-mile Bisti connector pipeline which delivers crude oil from HEP's Beeson Crude Station to the Plains Bisti Pipeline.

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Pipe Line Company's terminal is used for product shipments to and through the Pioneer terminal, (2) another 4-mile segment is used to ship refined product from HFC's Woods Cross refinery to the pipeline owned by UNEV Pipeline, LLC ("UNEV") origin pump station, (3) a 4-mile segment from HFC's Woods Cross refinery to MPLX LP’s Salt Lake City products pipeline is used for product shipments from HFC’s Woods Cross refinery to MPLX LP's Northwest Pipeline origin station, and (4) a 1- mile segment is used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HFC is the only shipper on the three former segments and Chevron is the only shipper on the fourth, common carrier segment.

UNEV refined product pipeline
The 427-mile UNEV products pipeline, which FERC regulates, is a common carrier pipeline used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. This pipeline is owned by UNEV. HEP owns a 75% interest in UNEV, and HEP is the operator of this pipeline.

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to El Paso, TX	6	156	19,000
Artesia, NM to Orla, TX to El Paso, TX	8/12	221	95,000	(1)
Artesia, NM to Moriarty, NM(2)	12/8	215	27,000	(3)
Moriarty, NM to Bloomfield, NM(2)	8	191	14,400	(3)
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK	6	47	21,000	(7)
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM	4	35	5,300	(7)
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	10	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(4)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(5)	8/10/12	7		(5)
Evans Junction to Artesia, NM	8	12	107	(6)
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	80,000
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	61	62,000
SLC Pipeline	16	95	120,000
Frontier Pipeline	16	289	72,000

(1)Includes 15,000 bpd capacity on the Orla to El Paso segment of this pipeline, leased to Delek under capacity lease agreements.
(2)The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America under a long-term lease agreement.
(3)Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.
(4)Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.
(5)The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD and 10 MMSCFD, and the two liquid pipelines are 45,000 bpd and 60,000 bpd.
(6)The capacity is in MMSCFD per day.
(7)Pipeline is currently idled.

Terminals, Loading Racks and Refinery Tankage

Our refined product terminals receive products from pipelines connected to HFC’s refineries and Delek’s Big Spring refinery. We then distribute them to HFC and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve HFC’s and Delek’s marketing activities and other customers. Terminals play a key role in moving product to the end-user market by providing the following services:
•distribution;
•blending to achieve specified grades of gasoline and diesel, including the blending of butane, ethanol and biodiesel;
•other ancillary services that include the injection of additives and filtering of jet fuel; and
•storage and inventory management.

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

Our crude terminal receives crude from Osage Pipe Line Company, LLC's ("Osage") pipeline and derives most of its revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Refined products and crude terminalled for (bpd):
HFC	393,300	422,119	413,525	428,001	413,487
Third parties	48,909	61,054	61,367	68,687	72,342
Total	442,209	483,173	474,892	496,688	485,829
Total (mbbls)	161,848	176,358	173,336	181,291	177,813

Our refinery tankage consists of on-site tankage at HFC’s refineries. Our refinery tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining facilities with approximately 10,169,000 barrels of storage.

Our terminals, loading racks and refinery tankage are managed by geographic region; significant assets are grouped accordingly and described below.

Mid-Continent Region

Cheyenne, Wyoming facility truck racks
The Cheyenne loading rack facilities consist of light refined product, heavy product and LPG truck racks. These racks load refined product and propane onto tanker trucks for delivery to markets in surrounding areas. Additionally, these facilities include four crude oil Lease Automatic Custody Transfer units that unload crude oil from tanker trucks. See "Agreements with HFC" below for a discussion of changes to HFC's use of assets located at HFC's Cheyenne Refinery (the "Cheyenne Refinery").

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

Cushing Connect Terminal Holdings LLC
This entity owns 1.5 million barrels of crude oil storage in Cushing, Oklahoma, which went in service during the second quarter of 2020. HEP owns a 50% interest in this entity; the terminal is operated by an affiliate of Plains.

Tankage at HFC refinery facilities
At HFC's Cheyenne, El Dorado, and Tulsa refinery facilities, HEP owns refined product, intermediate and crude tankage that support these refineries in production and distribution. HFC is the only customer utilizing these tanks. See "Agreements with HFC" below for a discussion of changes to HFC's use of assets located at the Cheyenne Refinery.

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

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Delek's Big Spring refinery, which accounted for all of its volumes in 2020. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base. Delek is the only customer at this terminal.

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

Wichita Falls, Texas terminal
This terminal receives refined product from Delek's Big Spring refinery, which accounted for all of its volumes in 2020. Refined product received at this terminal is sold via a truck rack or to NuStar Energy L.P.’s Southlake Pipeline. Delek is the only customer at this terminal.

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

The following table outlines the locations of our terminals and their storage capacities, number of tanks, supply source, and mode of delivery as of December 31, 2020:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	210,000	8	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Mountain Home, ID(2)	122,000	4	Pipeline	Pipeline
Spokane, WA	422,000	32	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	263,000	12	Pipeline	Truck/Pipeline
Las Vegas, NV	442,000	12	Pipeline/Truck	Truck
Cedar City, UT	226,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	178,000	6	Pipeline	Pipeline
Orla, TX	45,000	1	Pipeline	Truck
El Dorado, KS crude tankage	1,116,000	11	Pipeline	Pipeline
Stations along the SLC and Frontier pipelines	383,000	7	Pipeline	Pipeline
Stations in the Texas, New Mexico crude system	484,000	16	Pipeline	Pipeline
Catoosa, OK	70,000	6	Truck/Rail	Truck
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa facility railyard	N/A	N/A	Rail	Rail
Cheyenne facility truck racks (1)	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	4,321,000

(1)Inactive
(2)Handles only jet fuel.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks as of December 31, 2020:

Refinery Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	191,000	Crude oil	4
Lovington, NM	291,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,907,000	Crude oil and refined product	59
Cheyenne, WY	1,480,000	Crude oil and refined product	42
El Dorado, KS	4,110,000	Refined and intermediate product	86
Total	10,169,000

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

HFC has committed to supply these units with a minimum feedstock throughput for each calendar quarter. HEP has committed that these units yield a certain level of petroleum product. The initial terms for the refinery processing units at HFC's El Dorado and Woods Cross refineries extend through 2030 and 2031, respectively.

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

INVESTMENT IN JOINT VENTURE
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the second quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

The investment above and the basis of presentation is described further in Note 2 in notes to consolidated financial statements of HEP, and the description in Note 2 is incorporated herein by reference.

AGREEMENTS WITH HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remains pending in FERC Docket No. RM20-14-000. As of December 31, 2020, our agreements with HFC required minimum annualized payments to us of $351.1 million. However, as previously disclosed, subsequent to year end, our agreements with HFC were modified to account for the conversion of the Cheyenne Refinery to renewable diesel production as discussed below, and as of January 1, 2021, require minimum annualized payments to us of $341.9 million.
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
On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. The net book value of our Cheyenne related net assets as of December 31, 2020 was approximately $50.0 million, including $24.2 million of long-lived assets and $33.1 million of goodwill. We evaluated the recoverability of long-lived assets based on estimated future cash flows noting the assets were recoverable. Therefore, no impairment of our Cheyenne long-lived assets was required during 2020.

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
As of December 31, 2020, our throughput agreement with HFC required minimum annualized payments to us of approximately $17.6 million related to our Cheyenne assets. However, HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities, and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2020) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, directors’ compensation, and registrar and transfer agent fees.

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
However, we do face competition from other pipelines that may be able to supply the end-user markets of HFC or other customers with refined products on a more competitive basis. Additionally, if HFC’s wholesale customers reduced their purchases of refined products due to the increased availability of cheaper product from other suppliers, decreased demand for refined products or for other reasons, the volumes transported through our pipelines could be reduced, which, subject to the minimum revenue commitments, could cause a decrease in cash and revenues generated from our operations.

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
GOVERNMENTAL REGULATION
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

Many of our terminal loading racks are protected with water deluge systems activated by either heat sensors or an emergency switch. Several of our terminals are also protected by foam systems that are activated in case of fire. All of our terminals participate in a comprehensive environmental management program to assure compliance with applicable air, solid waste, and wastewater regulations.

For further information on pipeline safety and regulatory requirements related to maintenance, see our risk factor "Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and adversely affect our performance."
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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2020, we have an accrual of $4.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2021 capital forecast is comprised of approximately $14 million to $18 million for maintenance capital expenditures, $5 million to $8 million for refinery unit turnarounds and $30 to $35 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2021 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for capital development projects, will be funded with cash generated by operations. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets.

Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly-owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.
HUMAN CAPITAL
Our People
We are managed by HLS, our ultimate general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as neither we nor our ultimate general partner have any employees. Under the Secondment Agreement with HFC, certain employees of HFC are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit. In addition, as more fully described under Part III, Item 11. Executive Compensation, certain executive officers of HLS are also executive officers of HFC and devote as much of their professional time as necessary to oversee the management our business and affairs.
The “One HFC Culture” focuses on four key values – safety, integrity, teamwork and ownership. These values influence decisions, shape behaviors and provide the opportunity for employees to thrive. Safety is first. We care about our people and have implemented policies and procedures designed to help make sure they return home safely every day. We focus on integrity and doing the right thing. We champion a culture of teamwork and ownership by supporting each other and empowering employees to take action where they see a need or opportunity.
As of December 31, 2020, approximately 345 HFC employees were seconded to HLS for a portion of their time to provide services to our business as described above and 299 HFC employees were dedicated to our business. From time to time, a portion of HFC’s employees that are seconded to us, are covered by collective bargaining agreements having various expiration dates between 2021 and 2024. We have experienced no material interruptions of operations due to disputes with those employees and management believes that positive working relationships exists between HFC and local unions and their members.
Oversight
As a result of our secondment arrangements with HFC, strategic oversight for human capital management is shared between the HLS Board of Directors and board committees and the HFC Board of Directors and board committees. As further discussed under Part III, Item 11. Executive Compensation, the HLS Compensation Committee determines cash and bonus compensation for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS. The HFC Board of Directors and Board committees provide oversight on strategies and policies related to the human capital management of HFC employees seconded to, and shared with, HLS. The HFC Compensation Committee is responsible for periodically reviewing HFC’s strategies and policies regarding the promotion of employee diversity, equity and inclusion, talent and performance management, pay equity and employee engagement, as well as executive succession planning. The HLS Board of Directors and HFC’s Nominating, Governance and Social Responsibility Committee oversee policies and practices regarding human rights in their respective operations and supply chain. This high level oversight is designed to ensure that our actions are well aligned with our strategies in attracting, retaining and developing a workforce that aligns with our values and strategies.
Diversity & Inclusion
HLS and HFC leadership is committed to attracting, retaining and developing a highly engaged, high-performing, diverse workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. Increasing diversity and inclusion efforts is an organizational priority for HLS and HFC. HFC has introduced diversity awareness programs focused on increasing the number of underrepresented persons in engineering roles. HFC’s university recruiting team has partnered with historically Black colleges and universities to offer full-time and summer internship opportunities and various diversity and inclusion organizations at universities to sponsor and participate in events, such as the North Texas Women’s Energy Network and the National Society of Black Engineers Convention. In addition, to help foster a culture of inclusion, HFC has two employee resource groups focused on strengthening its support of women and veterans in the workplace.
Health & Safety
The safety of our employees, contractors and communities is an overarching priority and fundamental to our operational success. We have a comprehensive Pipeline Excellence Program that builds upon best practices and processes and is designed to advance organizational safety and performance, drive reliability and deliver strong results. Our approach allows for flexibility in unique operations and environments and provides a model for continuous improvement and fosters a strong culture of safety within our company. Pipelines are a vital component of our nation’s infrastructure, making it imperative that we safeguard our pipelines against any type of damage. We have implemented rigorous awareness and damage prevention programs that aim to educate the public and other key stakeholders and continually invest in the maintenance and integrity of our assets, including inspection and repair programs to comply with federal and state regulations. In response to the COVID-19 pandemic, and with the health and safety of all of our employees as a top priority, we have temporarily modified our business practices by limiting employee and contractor presence at our facilities to essential operating personnel, using a work from home policy, restricting travel, and quarantining personnel when necessary.
Total Rewards & Development
We believe that the health of our company is linked to the performance and health of our people. The HFC employees that provide service to us are eligible to participate in the same comprehensive and competitive total rewards programs that are provided to employees of HFC generally. HFC’s benefit offerings are designed to support employee health, financial and emotional needs, inclusive of comprehensive coverage for health care, a competitive retirement savings benefit, vacation and holiday time and other income protection and work life benefits. HFC also provides tools to help recognize and reward employee performance consistent with the One HFC Culture.
Consistent with the HFC culture values of ownership and growth, HFC offers training, development and engagement programs to its employees that provide services to us which provide employees the opportunity to develop their career by enhancing skills and capabilities consistent with the needs of the business. In 2019, HFC launched LEAD. It stands for Leadership Excellence and Development and is comprised of a number of programs focused on developing current and future leaders, including Future HFC Leader Development, Front Line Leader, and Leading the HFC Way programs.

Item 1A.Risk Factors
Risk Factor Summary

Investing in us involves a degree of risk. You should carefully consider all information in this Form 10-K, including the Management’s Discussion & Analysis section and the financial statements and related notes, prior to investing in our common units. These risks and uncertainties include, but are not limited to, the following:

Risks Related to our Business:

•We depend on HFC for a substantial portion of our revenues. A significant reduction in those revenues or a material deterioration of HFC's financial condition could reduce our revenues materially.
•The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, as well as certain developments in the global oil markets, have had and may continue to have a material adverse effect on our operations, business, financial condition and results of operations and cash flows.
•Due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.
•We may not be able to fully execute our growth strategy. Construction of new and expansion of existing, pipelines and terminals subjects us to construction risk. If we are unable to complete capital projects at their expected costs or in a timely manner, if we incur increased maintenance or repair costs on assets, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.
•We may be unsuccessful in integrating the operations of acquired assets and in realizing the anticipated benefits of any such acquisitions.
•A material decrease in the supply, or a material increase in the price, of crude oil available to HFC's refineries, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.
•Competition from other pipelines could reduce our revenues. Any reduction in the capacity of, or the allocations to, our shippers on interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.
•An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
•The failure of products we distribute to meet certain quality specifications, or changes in product quality specifications, could result in loss of customers, claims, or substantial expenditures.

•We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations. Additionally, a change in the regulations related to a state’s use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects. Finally, certain of our assets are located on Native American tribal lands.

Risks Related to Government Regulation

•Our operations are subject to evolving federal, state and local laws, regulations, oversight by governmental agencies and permit/authorization requirements regarding our business, capital projects and environmental protection (including greenhouse gases and climate change protection), health, operational safety and product quality, any of which could result in potential liabilities, increased operating costs, and reduced demand for our services.

Risks to Common Unitholders

•Unitholders have limited rights, but may not have limited liability. Additional limited partner units may be issued which would dilute an existing unitholder's ownership interests. A unitholder may be required to sell its common units at an undesirable time or price.
•HFC and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests or engage in limited competition with us.
•Cost reimbursements and fees due to our general partner and its affiliates for services provided are substantial. In establishing cash reserves, our general partner may reduce the amount of cash available for distribution to unitholders.

Tax Risks to Common Unitholders

•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
•Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

General Risk Factors

•If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at current levels or to increase our quarterly distributions in the future could be impaired materially.
•Increases in interest rates could adversely affect our business.
•We may not be able to retain existing customers or acquire new customers.
•Our leverage or volatile credit/capital markets may limit our ability to borrow funds, service our indebtedness or capitalize on business opportunities.
•Adverse changes in our and/or our general partner's credit ratings and risk profile may negatively affect us.
•Cyberattacks, data security breaches, information technology system failures, terrorist attacks or global hostilities could have a material adverse effect on our business, financial condition and results of operations.
•Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured.

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

For the year ended December 31, 2020, HFC accounted for 69% of the revenues of our petroleum product and crude pipelines, 90% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at its refineries, our revenues and cash flow would decline.

Any significant reduction in production at HFC’s Navajo or Woods Cross refineries could reduce throughput in our pipelines, terminals and refinery processing units, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2020, production from HFC's Navajo and Woods Cross refineries accounted for approximately 50% of the throughput volumes transported by our refined product, intermediate and crude pipelines. Our Woods Cross refinery processing units also accounted for 78% of our refinery processing units revenues.

Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;
•operational problems such as catastrophic events at the refinery, terrorist or cyberattacks, domestic vandalism, labor difficulties, public health crisis such as COVID-19, or government response thereto, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;
•planned maintenance or capital projects;
•increasingly stringent environmental laws and regulations, such as the U.S. Environmental Protection Agency's gasoline and diesel sulfur control requirements that limit the concentration of sulfur in motor gasoline and diesel fuel for both on-road and non-road usage as well as various state and federal emission requirements that may affect the refinery itself and potential future climate change regulations;
•an inability to obtain crude oil for the refinery at competitive prices; or
•a general reduction in demand for refined products in the area due to:
◦a local or national recession, public health crisis such as COVID-19, or other adverse event or economic condition that results in lower spending by businesses and consumers on gasoline and diesel fuel;
◦higher gasoline prices due to higher crude oil costs, higher taxes or stricter environmental laws or regulations; or
◦a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel efficiency, whether as a result of technological advances by manufacturers, legislation either mandating or encouraging higher fuel efficiency or the increased use of alternative fuel sources or otherwise.

For example, on June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020.
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

The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, as well as certain developments in the global oil markets, have had and may continue to have a material adverse effect on our operations, business, financial condition and results of operations and cash flows.

Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. COVID-19’s spread across the globe and government regulations in response thereto have negatively affected worldwide economic and commercial activity, reduced global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. This combination of events contributed to a sharp drop in the demand, as well as a lack of forward visibility, for crude oil and refined products and a decrease in demand for crude oil and refined product transportation and our terminalling and storage services in the first half of 2020. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 on Our Business" for additional discussion of the impact of COVID-19 on our business.

In addition, the volumes of crude oil or refined products we transport, terminal or store will depend on many factors outside of our control, some of which include:

•changes in domestic demand for, and the marketability of, refined products, and in turn, for crude oil and its transportation, due to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;
•the ability of HFC, our other customers or our joint ventures’ other customers to fulfill their respective contractual obligations or any material reduction in, or loss of, revenue from our customers or our joint ventures’ customers;
•increased price volatility, including the prices our customers or our joint ventures’ customers pay for crude oil and other raw materials and receive for their refined and finished lubricant products;
•the health of our workforce, including contractors and subcontractors, and their access to our facilities, which could result in a shutdown of our facilities if a significant portion of the workforce at a facility is impacted or if a significant portion of the workforce in our control room is impacted;
•the availability, distribution and effectiveness of vaccines for COVID-19;
•the ability or willingness of our or our joint ventures’ current vendors and suppliers to provide the equipment or parts for our or our joint ventures’ operations or otherwise fulfill their contractual obligations, potentially causing our delay or failure in construction projects or to deliver crude oil or refined products on a timely basis or at all;
•increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
•increasing cost and reduced availability of capital for additional liquidity, growth or capital expenditures;
•delay by government authorities in issuing permits necessary for our business or our capital projects;
•increasing costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and
•the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

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

The effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which it may negatively affect our operating results or our liquidity is uncertain. We continue to monitor the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. Any additional impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our services may decline. These effects of the COVID-19 pandemic, as well as the volatility in global oil markets, while uncertain, has, and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay distributions to our common unitholders.

Due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.

A large concentration of our pipeline assets serve HFC's Navajo refinery. Due to our limited asset and geographic diversification, an adverse development in our business (including adverse developments as a result of catastrophic events or weather, terrorist or cyberattacks, domestic vandalism, public health crisis, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products), could have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets in more diverse locations.

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

Our growth strategy also depends upon:

•the accuracy of our assumptions about growth in the markets that we currently serve or have plans to serve in the Southwestern, Northwest and Mid-Continent regions of the United States;
•HFC's willingness and ability to capture a share of additional demand in its existing markets; and
•HFC's willingness and ability to identify and penetrate new markets in the Southwestern, Northwest and Mid-Continent regions of the United States.

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

Finally, our business depends in large part on the demand for the various petroleum products we gather, transport and store in the markets we serve. Reductions in that demand adversely affect our business. Market demand varies based upon the different end uses of the petroleum products we gather, transport and store. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, government regulation, global pandemic, technological advances in fuel economy and energy-generation devices, exploration and production activities, and actions by foreign nations, any of which could reduce the demand for the petroleum products in the areas we serve.

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

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future tariff rates, forecasted throughput levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of long-lived assets or goodwill in the future.

During the year ended December 31, 2020, we recorded a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations.

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

One of the ways we may grow our business is through the construction of new pipelines and terminals or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. For example, the Biden Administration has temporarily suspended the grant of certain authorizations for oil and gas activities on federal lands, although this does not affect existing authorizations. Pipeline construction projects requiring federal approvals are generally subject to environmental review requirements under the National Environmental Policy Act, and must also comply with other natural resource review requirements imposed pursuant to the Endangered Species Act and the National Historic Preservation Act. For over 35 years, the Corps has authorized construction, maintenance, and repair of pipelines under a streamlined Nationwide Permit (“NWP”) program; however, in April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act, vacated NWP 12, and enjoined the issuance of new authorizations for oil and gas pipeline projects under NWP 12. While the district court’s order has subsequently been limited pending appeal, we cannot predict the ultimate outcome of this case. Additionally, in response to the vacatur, the Corps has announced a reissuance of the NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rulemaking may be subject to litigation or to further revision under the Biden Administration. While the full extent and impact of the vacatur in unclear at this time, we could face significant delays and financial costs if we must obtain individual permit coverage from the Corps for our projects. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project.

Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our earnings, results of operations and financial condition.

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

In addition, certain of our systems are operated by joint venture entities for which we do not serve as the operator, or in which we do not have an ownership stake that permits us to control the business activities of the entity. We have limited ability to influence the business decisions of such joint venture entities.

Because we have partial ownership in the joint ventures, we may be unable to control the amount of cash we will need for capital projects or will receive from the operation and could be required to contribute significant cash to fund our share of their projects and operations, which could adversely affect our ability to distribute cash to our unitholders.

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

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and increased maintenance or repair expenditures on our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of numerous factors, such as:

•denial or delay in issuing requisite regulatory approvals and/or permits;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of modular components and/or construction materials;
•severe adverse weather conditions, natural disasters, terror or cyberattacks, domestic vandalism other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project's debt or equity financing costs; and/or
•nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations. Additionally, a change in the regulations related to a state’s use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects. Finally, certain of our assets are located on Native American tribal lands.

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

Certain of our pipelines are located on Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees, and other requirements and conditions) and to grant approvals independent from federal, state and local statutes and regulations. Following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operations. Separately, in 2020, the Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished, and several state courts have subsequently used the analysis therein to find that other reservations in the state have not been disestablished. Although the ruling in McGirt indicates that it is limited to criminal law, the ruling has significant potential implications for civil law. At this time, we cannot how these jurisdictional issues may ultimately be resolved. These factors may increase our cost of doing business on Native American tribal lands.

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

RISKS RELATED TO GOVERNMENT REGULATION

Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding our business, capital projects and environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and adversely affect our performance.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and worker health and safety laws and regulations. In May 2015, the EPA published a final rule that has the potential to greatly expand the definition of "waters of the United States" (“WOTUS”) under the federal Clean Water Act ("CWA") and the jurisdiction of the Corps, but in September 2019 the EPA and Corps rescinded the WOTUS rule. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrowed the definition of WOTUS relative to the prior 2015 rulemaking and became effective on June 22, 2020. However, the final rule is subject to litigation, and multiple challenges to the EPA’s prior rulemakings remain pending leaving the scope of jurisdiction under the CWA uncertain at this time. Additionally, the new administration may seek to revise or withdraw the final rule, creating further uncertainty. Any increase in scope could result in increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. These and other authorizations and permits are subject to revocation, renewal, modification, or third-party challenge, and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Climate change continues to attract considerable attention in the United States. Numerous proposals have been made and could continue to be made at the national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate such future emissions. Moreover, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

Following the U.S. Supreme Court's finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or to control or reduce emissions of GHGs, including methane, from such sources. In addition, the EPA, together with the DOT, implement GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States. Internationally, the United Nations-sponsored Paris Agreement requires member countries to submit non-binding, individually determined emissions reduction goals every five years after 2020. Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction goals under the agreement. However, the impacts of these orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the crude oil and refined products that we deliver. Additionally, political, litigation and financial risks related to climate change may result in curtailed refinery activity, increased regulation, or other adverse direct and indirect effects on our business, financial condition and results of operations. For example, there is a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.

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

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly safety standards could possibly have a substantial effect on us and similarly situated midstream operators. In December 2020 Congress passed a series of amendments to the Pipeline Safety Laws, including rulemaking mandates, some of which could affect our operations. In February 2020, PHMSA issued proposed rules for the installation of valves as well as pipeline rupture detection standards. If finalized, those rules may impose additional capital and operational costs on our operations. The Safety of Hazardous Liquid Pipelines final rule (effective July 1, 2020) expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid gravity pipelines and rural gathering pipelines, establishing additional integrity management requirements for hazardous liquid pipelines that could affect high consequence areas, adding new assessment and integrity requirements for certain other hazardous liquid pipelines, and expanding various inspection and leak detection requirements. We are planning for the new Hazardous Liquids final rules and are in the process of assessing the potential impact of new statutory mandates and recently proposed rules on our future costs of operations and revenue from operations.

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

Some of our petroleum products and crude oil pipeline systems are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”). The ICA requires, among other things, that such rates on interstate common liquids carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

Petroleum products and crude oil pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. A petroleum products or crude oil pipeline must, as a general rule, utilize the indexing methodology to change its rates. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remain pending in FERC Docket No. RM20-14-000. Cost-of-service, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.

In addition to maintaining rates on file at FERC for interstate movements, we are also required to maintain rates on file with certain state regulatory authorities for intrastate movements on our petroleum products and crude oil pipelines. Tariff rates for some of our intrastate pipeline services may be subject to challenge by complaint by interested parties or by the independent action of the state regulatory authorities who have jurisdiction over our intrastate pipelines rates.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that our costs increase in an amount greater than what we are permitted by the FERC or state regulatory authorities to recover in our rates, or to the extent that there is a lag before we can file for and obtain rate increases, such events can have a negative impact on our operating results. In addition, the FERC, state regulatory authorities, or our customers could initiate proceedings or file complaints challenging the tariff rates charged by our pipelines, which could have an adverse impact on us. HFC and Delek have agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the terms of their respective pipelines and terminals agreements; however, other current or future shippers may still challenge our tariff rates. Finally, FERC and state regulatory authorities periodically implement new rules, regulations, and policies that may adversely affect our terms and conditions of service as well as the rates charged for our services or our costs of operation.

We are subject to significant regulation and oversight by governmental agencies.

New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations. Our assets and operations are subject to regulation and oversight by foreign, federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the new administration because it remains unclear specifically what the new administration may do with respect to future policies and regulations that may affect us. Regulation affects almost every part of our business. Furthermore, we could incur additional costs to comply with such statutes, rules, regulations and orders. Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines. New laws, regulations or policy changes sometimes arise from unexpected sources. New laws or regulations, unexpected policy changes or interpretations of existing laws or regulations, applicable to our income, operations, assets, capital projects or another aspect of our business, could have a material adverse impact on our earnings, cash flow, financial condition and results of operations.

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

Currently, HFC and certain of its subsidiaries collectively own a 57% limited partner interest and a non-economic general partner interest in us and controls HLS, the general partner of our general partner, HEP Logistics. Conflicts of interest may arise between HFC and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

•HFC, as a shipper on our pipelines, has an economic incentive not to cause us to seek higher tariff rates or terminalling fees, even if such higher rates or terminalling fees would reflect rates that could be obtained in arm's -length, third-party transactions;
•HFC's directors and officers have a fiduciary duty to make business decisions in the best interests of the stockholders of HFC;
•our general partner is allowed to take into account the interests of parties other than us, such as HFC, in resolving conflicts of interest;
•our partnership agreement provides for modified or reduced fiduciary duties for our general partner, and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•our general partner determines which costs incurred by HFC and its affiliates are reimbursable by us;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our general partner may, in some circumstances, cause us to borrow funds to make cash distributions, even where the purpose or effect of the borrowing benefits our general partner or affiliates;
•our general partner determines the amount and timing of our asset purchases and sales, capital expenditures and borrowings, each of which can affect the amount of cash available to us; and
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the pipelines and terminals agreement with HFC.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2020, HEP has issued 2.4 million units under this program for gross consideration of $82.3 million.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•our unitholders' proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

HFC and its affiliates may engage in limited competition with us. Pursuant to the Omnibus Agreement, HFC and its affiliates agreed not to engage in the business of operating intermediate or refined product pipelines or terminals, crude oil pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. The Omnibus Agreement, however, does not apply to:

•any business operated by HFC or any of its subsidiaries at the closing of our initial public offering;
•any business or asset that HFC or any of its subsidiaries acquires or constructs that has a fair market value or construction cost of less than $5 million; and
•any business or asset that HFC or any of its subsidiaries acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

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

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for federal or state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement, or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.

At the entity level, were we to be subject to U.S. federal income tax, we would also be subject to the income tax provisions of many states. Moreover, states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on any income apportioned to Texas, despite our status as a partnership. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distributions to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. Members of Congress have frequently proposed and considered similar substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

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

Unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” being allocated to unitholders as taxable income without any increase in our cash available for distribution. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from the unitholder with respect to that income.

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

We are generally entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

For our 2020 taxable year, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

If our business interest is subject to limitation under these rules, it could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

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

Non-U.S. unitholders are generally taxed and subject to U.S. income tax filing requirements on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be effectively connected with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate, and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the amount realized on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month (the "Allocation Date") based upon the ownership of our units on the first day of each month instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, it would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

In addition to U.S. federal income tax, unitholders likely will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, even if they do not live in these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Utah, Idaho, Oklahoma, Washington, Kansas, Wyoming and Nevada. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns.

GENERAL RISK FACTORS

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

We use both fixed and variable rate debt, and we are exposed to market risk due to the floating interest rates on our credit facility. In addition, interest rates on future debt offerings could be higher, causing our financing costs to increase accordingly. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

As of December 31, 2020, the principal amount of our total outstanding debt was $1,414 million. On February 4, 2020, we closed a private placement of $500 million 5.0% senior notes due 2028 (the “5% Senior Notes”). Various limitations in our Credit Agreement and the indenture for our 5% Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput agreements with HFC and Delek will expire beginning in 2020 through 2026. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five-year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which accounted for approximately $15 million to $16 million of our annual revenues from Delek as of December 31, 2019, the agreement terminated as of March 31, 2020. We reached a short-term agreement with Delek on a majority of the pipeline and terminal assets that were not part of the Renewal. We continue to explore avenues that will maximize value of the non-Renewal assets.

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

Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to:

•continue our business as currently structured and/or conducted;
•meet our obligations as they come due;
•execute our growth strategy;
•complete future acquisitions or construction projects;
•take advantage of other business opportunities; or
•respond to competitive pressures.

Any of the above could have a material adverse effect on our revenues and results of operations.

We are exposed to the credit risks and certain other risks, of our or our joint ventures' key customers, vendors, and other counterparties.

We are subject to risks of loss resulting from nonpayment or nonperformance by our or our joint ventures' customers, vendors or other counterparties. We and our joint ventures derive a significant portion of our revenues from contracts with key customers, particularly HFC, under its pipelines and terminals, tankage, tolling and throughput agreements. To the extent that our or our joint ventures' customers are unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.

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

If any of our or our joint ventures' key customers default on their obligations, our financial results could be adversely affected. Furthermore, some of our or our joint ventures' customers may be highly leveraged and subject to their own operating and regulatory risks. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business.

Any substantial increase in the nonpayment and/or nonperformance by our or our joint ventures' customers or vendors could have a material adverse effect on our results of operations and cash flows.

In addition, in connection with the acquisition of certain of our assets, we have entered into agreements pursuant to which various counterparties, including HFC, have agreed to indemnify us, subject to certain limitations, for:

•certain pre-closing environmental liabilities discovered within specified time periods after the date of the applicable acquisition;
•certain matters arising from the pre-closing ownership and operation of assets; and
•ongoing remediation related to the assets.

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

There can be no assurance that insurance will cover all or any damages and losses resulting from these types of hazards. We are not fully insured against all risks or incidents to our business and therefore, we self-insure certain risks. We are not insured against all environmental accidents that might occur. Our property insurance includes business interruption coverage for lost profit arising from physical damage to our facilities. If a significant accident or event occurs that is self-insured or not fully insured, our operations could be temporarily or permanently impaired, our liabilities and expenses could be significant and it could have a material adverse effect on our financial position. Because our partnership agreement requires us to distribute all available cash (less operating surplus cash reserves) to our unitholders, we do not have the same flexibility as other legal entities to accumulate cash to protect against under insured or uninsured losses.

Terrorist attacks, and the threat of terrorist attacks or domestic vandalism, have resulted in increased costs to our business. Global hostilities may adversely impact our results of operations.

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

Uncertainty surrounding global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products or instability in the financial markets that could restrict our ability to raise capital.

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

Item 1B.Unresolved Staff Comments
We do not have any unresolved SEC staff comments.

Item 3.Legal Proceedings
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

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for the Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Our common limited partner units are traded on the New York Stock Exchange under the symbol “HEP.”

As of February 16, 2021, we had approximately 18,194 common unitholders, including beneficial owners of common units held in street name.

We consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. See “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of conditions and limitations prohibiting distributions under the Credit Agreement and indentures relating to our senior notes.

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2020	—	$—	—	$—
November 2020	—	$—	—	$—
December 2020	63,650	$13.88	—	$—
Total for October to December 2020	63,650		—

The units reported represent (a) purchases of 50,221 common units in the open market for delivery to the recipients of our phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 13,429 common units (which units were previously issued to certain officers and other employees pursuant to restricted unit awards or phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

Item 6.Selected Financial Data

The following table shows selected financial information from the consolidated financial statements of HEP and from the financial statements of our Predecessor (defined below). We acquired assets from HFC, including crude tanks at HFC's Tulsa refinery on March 31, 2016 and Woods Cross Operating on October 1, 2016. As we are a variable interest entity controlled by HFC, these acquisitions were accounted for as transfers between entities under common control. Accordingly, this financial data includes the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to these historical results as those of our "Predecessor."

This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of HEP and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per unit data)
Statement of Income Data:
Revenues	$497,848	$532,777	$506,220	$454,362	$402,043
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	147,692	161,996	146,430	137,605	123,986
Depreciation and amortization	99,578	96,705	98,492	79,278	70,428
General and administrative	9,989	10,251	11,040	14,323	12,532
Goodwill impairment	35,653	—	—	—	—
	292,912	268,952	255,962	231,206	206,946
Operating income	204,936	263,825	250,258	223,156	195,097
Equity in earnings of equity method investments	6,647	5,180	5,825	12,510	14,213
Interest expense	(59,424)	(76,823)	(71,899)	(58,448)	(52,552)
Interest income	10,621	5,517	2,108	491	440
Gain on sales-type leases	33,834	35,166	—	—	—
Loss on early extinguishments of debt	(25,915)	—	—	(12,225)	—
Remeasurement gain on preexisting equity interests	—	—	—	36,254	—
Gain on sale of assets and other	8,691	272	121	422	677
	(25,546)	(30,688)	(63,845)	(20,996)	(37,222)
Income before income taxes	179,390	233,137	186,413	202,160	157,875
State income tax expense	(167)	(41)	(26)	(249)	(285)
Net income	179,223	233,096	186,387	201,911	157,590
Allocation of net loss attributable to Predecessor	—	—	—	—	10,657
Allocation of net income attributable to noncontrolling interests	(8,740)	(8,212)	(7,540)	(6,871)	(10,006)
Net income attributable to the partners	170,483	224,884	178,847	195,040	158,241
General partner interest in net income, including incentive distributions(1)	—	—	—	(35,047)	(57,173)
Limited partners’ interest in net income	$170,483	$224,884	$178,847	$159,993	$101,068
Limited partners’ earnings per unit – basic and diluted(1)	$1.61	$2.13	$1.70	$2.28	$1.69
Distributions per limited partner unit	$1.4000	$2.6875	$2.6475	$2.5475	$2.3625

Other Financial Data:
Cash flows from operating activities	$315,627	$297,061	$295,213	$238,487	$243,548
Cash flows from investing activities	$(59,750)	$(46,260)	$(52,343)	$(286,273)	$(143,030)
Cash flows from financing activities	$(247,174)	$(240,559)	$(247,601)	$51,905	$(111,874)
EBITDA(2)	$319,031	$392,936	$347,156	$332,524	$277,545
Adjusted EBITDA(2)	$345,978	$359,308	$347,156	$344,749	$277,545
Distributable cash flow(3)	$283,057	$271,431	$265,087	$242,955	$218,810
Maintenance capital expenditures(4)	$8,643	$6,471	$8,182	$7,748	$9,658
Expansion capital expenditures	50,640	23,641	39,118	37,062	50,046
Acquisition capital expenditures	—	—	6,841	245,446	44,119
Total capital expenditures	$59,283	$30,112	$54,141	$290,256	$103,823

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,450,685	$1,467,099	$1,538,655	$1,569,471	$1,328,395
Total assets	$2,167,565	$2,199,232	$2,102,540	$2,154,114	$1,884,237
Long-term debt(5)	$1,405,603	$1,462,031	$1,418,900	$1,507,308	$1,243,912
Total liabilities	$1,662,207	$1,711,474	$1,586,979	$1,669,049	$1,412,446
Total equity	$505,358	$487,758	$515,561	$485,065	$471,791

(1)Net income attributable to the partners was allocated between limited partners and the general partner interest in accordance with the provisions of the partnership agreement. HEP net income allocated to the general partner included incentive distributions that were declared subsequent to quarter end. After the amount of incentive distributions and other priority allocations are allocated to the general partner, the remaining net income attributable to the partners is allocated to the partners based on their weighted average ownership percentage during the period. As a result of the IDR Restructuring Transaction, no IDR or general partner distributions were made after October 31, 2017. See "Business and Properties - Overview."

(2)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment, (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, (v) HEP's pro-rata share of gain on business interruption settlement and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants.

Set forth below is our calculation of EBITDA.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net income attributable to the partners	$170,483	$224,884	$178,847	$195,040	$158,241
Add (subtract):
Interest expense	59,424	76,823	71,899	58,448	52,552
Interest income	(10,621)	(5,517)	(2,108)	(491)	(440)
State income tax expense	167	41	26	249	285
Depreciation and amortization	99,578	96,705	98,492	79,278	70,428
Predecessor depreciation and amortization	—	—	—	—	(3,521)
EBITDA	319,031	392,936	347,156	332,524	277,545
Loss on early extinguishment of debt	25,915	—	—	12,225	—
Gain on sales-type lease	(33,834)	(35,166)	—	—	—
Goodwill impairment	35,653	—	—	—	—
HEP's pro-rata share of gain on business interruption insurance settlement	(6,079)	—	—	—	—
Pipeline tariffs not included in revenues	11,717	4,750	—	—	—
Lease payments not included in operating costs	(6,425)	(3,212)	—	—	—
Adjusted EBITDA	$345,978	$359,308	$347,156	$344,749	$277,545

(3)Distributable cash flow is not a calculation based upon GAAP. However, the amounts included in the calculation are derived from amounts presented in our consolidated financial statements, with the general exception of maintenance capital expenditures. Distributable cash flow should not be considered in isolation or as an alternative to net income or operating income as an indication of our operating performance or as an alternative to operating cash flow as a measure of liquidity. Distributable cash flow is not necessarily comparable to similarly titled measures of other companies. Distributable cash flow is presented here because it is a widely accepted financial indicator used by investors to compare partnership performance. It is also used by management for internal analysis and for our performance units. We believe that this measure provides investors an enhanced perspective of the operating performance of our assets and the cash our business is generating.

Set forth below is our calculation of distributable cash flow.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net income attributable to the partners	$170,483	$224,884	$178,847	$195,040	$158,241
Add (subtract):
Depreciation and amortization	99,578	96,705	98,492	79,278	70,428
Remeasurement gain on preexisting equity interests	—	—	—	(36,254)	—
Amortization of discount and deferred debt issuance costs	3,319	3,080	3,041	3,063	3,246
Loss on early extinguishment of debt	25,915	—	—	12,225	—
Revenue recognized (greater) less than customer billings	(743)	(2,433)	(2,604)	(1,283)	(1,292)
Maintenance capital expenditures (4)	(8,643)	(6,471)	(8,182)	(7,748)	(9,658)
Increase (decrease) in environmental liability	(1,020)	(741)	(237)	(581)	(584)
Increase (decrease) in reimbursable deferred revenue	(12,175)	(8,036)	(5,179)	(3,679)	(2,733)
Gain on sales-type lease	(33,834)	(35,166)	—	—	—
Goodwill impairment	35,653	—	—	—	—
Other	4,524	(391)	909	2,894	4,683
Predecessor depreciation and amortization	—	—	—	—	(3,521)
Distributable cash flow	$283,057	$271,431	$265,087	$242,955	$218,810

(4)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

(5)Includes $913.5 million, $965.5 million, $923 million, $1,012 million and $553 million in Credit Agreement advances that were classified as long-term debt at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, including but not limited to the sections under “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I and Item 1A. “Risk Factors.” In this document, the words “we,” “our,” “ours” and “us” refer to Holly Energy Partners, L.P. (“HEP”) and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person.

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States and Delek’s refinery in Big Spring, Texas. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partner interest as of December 31, 2020.

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

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy has created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Over the course of the third and fourth quarters, demand for transportation fuels showed incremental improvement over the second quarter of 2020. We expect our customers will continue to adjust refinery production levels commensurate with market demand and ultimately expect demand to return to pre-COVID-19 levels.

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

On March 27, 2020, the United States government passed the CARES Act, an approximately $2 trillion stimulus package that included various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we have not sought relief in the form of loans or grants from the CARES Act; however, we have benefited from certain tax deferrals in the CARES Act and may benefit from other tax provisions if we meet the requirements to do so.

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2021 to 2036. These minimum volume commitments accounted for approximately 76% of our total revenues in 2020. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments, other than with respect to the agreement reached with HFC with respect to HEP’s Cheyenne assets, which became effective on January 1, 2021 and is discussed below. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in this Form 10-K. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the second quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

Agreements with HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remain pending in FERC Docket No. RM20-14-000. As of December 31, 2020, these agreements with HFC required minimum annualized payments to us of $351.1 million. However, as previously disclosed, subsequent to year end, our agreements with HFC were modified to account for the conversion of the Cheyenne Refinery to renewable diesel production as discussed below, and as of January 1, 2021, require minimum annualized payments to us of $341.9 million.

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
On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020. The net book value of our Cheyenne related net assets as of December 31, 2020 was approximately $50.0 million, including $24.2 million of long-lived assets and $33.1 million of goodwill. We evaluated the recoverability of long-lived assets based on estimated future cash flows noting the assets were recoverable. Therefore, no impairment of our Cheyenne long-lived assets was required during 2020.

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

Our annual testing of goodwill did not identify any impairments other than our Cheyenne reporting unit, which reported a goodwill impairment charge of $35.7 million in the third quarter of 2020.

HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2020), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$73,571	$77,443	$(3,872)
Affiliates—intermediate pipelines	30,023	29,558	465
Affiliates—crude pipelines	80,026	85,415	(5,389)
	183,620	192,416	(8,796)
Third parties—refined product pipelines	43,371	54,914	(11,543)
Third parties—crude pipelines	38,843	45,301	(6,458)
	265,834	292,631	(26,797)
Terminals, tanks and loading racks:
Affiliates	135,867	139,655	(3,788)
Third parties	15,825	20,812	(4,987)
	151,692	160,467	(8,775)

Affiliates—refinery processing units	80,322	79,679	643

Total revenues	497,848	532,777	(34,929)
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	147,692	161,996	(14,304)
Depreciation and amortization	99,578	96,705	2,873
General and administrative	9,989	10,251	(262)
Goodwill impairment	35,653	—	35,653
	292,912	268,952	23,960
Operating income	204,936	263,825	(58,889)
Other income (expense):
Equity in earnings of equity method investments	6,647	5,180	1,467
Interest expense, including amortization	(59,424)	(76,823)	17,399
Interest income	10,621	5,517	5,104
Loss on early extinguishment of debt	(25,915)	—	(25,915)
Gain on sales-type leases	33,834	35,166	(1,332)
Gain on sale of assets and other	8,691	272	8,419
	(25,546)	(30,688)	5,142
Income before income taxes	179,390	233,137	(53,747)
State income tax expense	(167)	(41)	(126)
Net income	179,223	233,096	(53,873)
Allocation of net income attributable to noncontrolling interests	(8,740)	(8,212)	(528)
Net income attributable to the partners	170,483	224,884	(54,401)
Limited partners’ earnings per unit—basic and diluted	$1.61	$2.13	$(0.52)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$319,031	$392,936	$(73,905)
Adjusted EBITDA (1)	$345,978	$359,308	$(13,330)
Distributable cash flow (2)	$283,057	$271,431	$11,626

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	115,827	123,986	(8,159)
Affiliates—intermediate pipelines	137,053	140,585	(3,532)
Affiliates—crude pipelines	277,025	368,699	(91,674)
	529,905	633,270	(103,365)
Third parties—refined product pipelines	45,685	71,545	(25,860)
Third parties—crude pipelines	110,691	132,507	(21,816)
	686,281	837,322	(151,041)
Terminals and loading racks:
Affiliates	393,300	422,119	(28,819)
Third parties	48,909	61,054	(12,145)
	442,209	483,173	(40,964)

Affiliates—refinery processing units	61,416	68,780	(7,364)

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,189,906	1,389,275	(199,369)

	Years Ended December 31,		Change from
	2019	2018	2018
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$77,443	$82,998	$(5,555)
Affiliates—intermediate pipelines	29,558	29,639	(81)
Affiliates—crude pipelines	85,415	79,741	5,674
	192,416	192,378	38
Third parties—refined product pipelines	54,914	54,524	390
Third parties—crude pipelines	45,301	36,605	8,696
	292,631	283,507	9,124
Terminals, tanks and loading racks:
Affiliates	139,655	130,251	9,404
Third parties	20,812	17,283	3,529
	160,467	147,534	12,933

Affiliates—refinery processing units	79,679	75,179	4,500

Total revenues	532,777	506,220	26,557
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	161,996	146,430	15,566
Depreciation and amortization	96,705	98,492	(1,787)
General and administrative	10,251	11,040	(789)
	268,952	255,962	12,990
Operating income	263,825	250,258	13,567
Other income (expense):
Equity in earnings of equity method investments	5,180	5,825	(645)
Interest expense, including amortization	(76,823)	(71,899)	(4,924)
Interest income	5,517	2,108	3,409
Gain on sales-type leases	35,166	—	35,166
Gain on sale of assets and other	272	121	151
	(30,688)	(63,845)	33,157
Income before income taxes	233,137	186,413	46,724
State income tax expense	(41)	(26)	(15)
Net income	233,096	186,387	46,709
Allocation of net income attributable to noncontrolling interests	(8,212)	(7,540)	(672)
Net income attributable to the partners	224,884	178,847	46,037
Limited partners’ earnings per unit—basic and diluted	$2.13	$1.70	$0.43
Weighted average limited partners’ units outstanding	105,440	105,042	398
EBITDA (1)	$392,936	$347,156	$45,780
Adjusted EBITDA (1)	$359,308	$347,156	$12,152
Distributable cash flow (2)	$271,431	$265,087	$6,344

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	123,986	127,865	(3,879)
Affiliates—intermediate pipelines	140,585	144,537	(3,952)
Affiliates—crude pipelines	368,699	349,686	19,013
	633,270	622,088	11,182
Third parties—refined product pipelines	71,545	71,784	(239)
Third parties—crude pipelines	132,507	115,933	16,574
	837,322	809,805	27,517
Terminals and loading racks:
Affiliates	422,119	413,525	8,594
Third parties	61,054	61,367	(313)
	483,173	474,892	8,281

Affiliates—refinery processing units	68,780	62,787	5,993

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,389,275	1,347,484	41,791

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to Holly Energy Partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment, (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, (v) HEP's pro-rata share of gain on business interruption settlement and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. See our calculation of EBITDA under Item 6, “Selected Financial Data.”

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

Results of Operations — Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Summary
Net income attributable to the partners for the year ended December 31, 2020, was $170.5 million, a $54.4 million decrease compared to the year ended December 31, 2019. Results for the year ended December 31, 2020 reflect special items that collectively decreased net income attributable to HEP by a total of $21.7 million. These items include a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit, a charge of $25.9 million related to the early redemption of our previously outstanding $500 million aggregate principal amount of 6% Senior Notes due in 2024, a gain on sales type leases of $33.8 million and a $6.1 million gain related to HEP's pro-rata share of a business interruption insurance claim settlement resulting from a loss at HFC's Woods Cross Refinery. In addition, net income attributable to HEP for the year ended December 31, 2019 included a gain on sales-type leases of $35.2 million. Excluding these items, net income attributable to the partners for the year ended December 31, 2020 was $192.1 million ($1.82 per basic and diluted limited partner unit) compared to $189.7 million ($1.80 per basic and diluted limited partner unit) in 2019.

Revenues
Revenues for the year ended December 31, 2020, were $497.8 million, a $34.9 million decrease compared to the same period in 2019. The decrease was mainly attributable to an 18% reduction in overall crude and product pipeline volumes predominantly in our Southwest and Northwest regions.
Revenues from our refined product pipelines were $116.9 million, a decrease of $15.4 million, on shipments averaging 161.5 mbpd compared to 195.5 mbpd for the year ended December 31, 2019. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery, Delek's Big Spring refinery and our UNEV pipeline largely as a result of demand destruction associated with the COVID-19 pandemic as well as the recording of certain pipeline tariffs as interest income as the related throughput contract renewals were determined to be sales-type leases.

Revenues from our intermediate pipelines were $30.0 million, an increase of $0.5 million, on shipments averaging 137.1 mbpd compared to 140.6 mbpd for the year ended December 31, 2019.
Revenues from our crude pipelines were $118.9 million, a decrease of $11.8 million, on shipments averaging 387.7 mbpd compared to 501.2 mbpd for the year ended December 31, 2019. The decreases were mainly attributable to decreased volumes on our crude pipeline systems in the Permian Basin, Wyoming and Utah largely as a result of demand destruction associated with the COVID-19 pandemic.
Revenues from terminal, tankage and loading rack fees were $151.7 million, a decrease of $8.8 million compared to the year ended December 31, 2019. Refined products and crude oil terminalled in the facilities averaged 442.2 mbpd compared to 483.2 mbpd for the year ended December 31, 2019. The revenue and volume decreases were mainly as a result of demand destruction associated with the COVID-19 pandemic across many of our facilities.
Revenues from refinery processing units were $80.3 million, an increase of $0.6 million on throughputs averaging 61.4 mbpd compared to 68.8 mbpd for the year ended December 31, 2019. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units largely as a result of demand destruction associated with the COVID-19 pandemic. Revenues remained relatively constant due to contractual minimum volume guarantees.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2020, decreased by $14.3 million compared to the year ended December 31, 2019. The decrease was mainly due to lower rental expenses, property taxes and variable costs such as electricity and chemicals associated with lower volumes.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2020, increased by $2.9 million compared to the year ended December 31, 2019. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the year ended December 31, 2020, decreased by $0.3 million compared to the year ended December 31, 2019 mainly due to lower legal expenses.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2020	2019
	(in thousands)
Osage Pipe Line Company, LLC	2,416	1,344
Cheyenne Pipeline LLC	2,689	3,976
Cushing Connect Terminal Holdings LLC	1,542	(140)
Total	6,647	5,180

Interest Expense
Interest expense for the year ended December 31, 2020, totaled $59.4 million, a decrease of $17.4 million compared to the year ended December 31, 2019. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million aggregate principal amount of 6% senior notes due 2024 to $500 million aggregate principal amount of 5% Senior Notes due 2028. Our aggregate weighted-average interest rates were 3.8% and 5.4% for the years ended December 31, 2020 and 2019, respectively.

State Income Tax
We recorded state income tax expense of $167,000 and $41,000 for the years ended December 31, 2020 and 2019, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

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

Revenues
Revenues for the year ended December 31, 2019, were $532.8 million, a $26.6 million increase compared to the same period of 2018. The increase was mainly attributable to higher crude oil pipeline volumes around the Permian Basin and our crude pipeline systems in Wyoming and Utah, higher revenues on our refinery processing units and contractual tariff escalators.
Revenues from our refined product pipelines were $132.4 million, a decrease of $5.2 million, on shipments averaging 195.5 mbpd compared to 199.6 mbpd for the year ended December 31, 2018. The revenue decrease was mainly due to a reclassification of some pipeline tariffs from revenue to interest income under sales-type lease accounting as well as lower volumes on pipelines servicing HFC's Navajo refinery partially offset by higher volumes on pipelines servicing HFC's Woods Cross refinery, which had lower throughput in 2018 due to operational issues, and contractual tariff escalators.
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
Revenues from terminal, tankage and loading rack fees were $160.5 million, an increase of $12.9 million compared to the year ended December 31, 2018. Refined products and crude terminalled in our facilities decreased to an average of 483.2 mbpd compared to 474.9 mbpd for the year ended December 31, 2018. The revenue and volume increases were mainly due to volumes at our new Orla diesel rack, higher volumes at the Spokane and Catoosa terminals and contractual tariff escalators, partially offset by lower volumes at HFC's Tulsa refinery as a result of the planned turnaround in the first quarter and flooding in the second quarter.
Revenues from refinery processing units were $79.7 million, an increase of $4.5 million on throughputs averaging 68.8 mbpd compared to 62.8 mbpd for 2018. The increase in revenue was mainly due to an adjustment in revenue recognition and contractual rate increases.
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

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2019	2018
	(in thousands)
Osage Pipe Line Company, LLC	1,344	1,961
Cheyenne Pipeline LLC	3,976	3,864
Cushing Connect Terminal Holdings LLC	(140)	—
Total	5,180	5,825

Interest Expense
Interest expense for the year ended December 31, 2019, totaled $76.8 million, an increase of $4.9 million compared to the year ended December 31, 2018. The increase was mainly due to increased higher average balances outstanding under the Credit Agreement and market rate increases under the Credit Agreement. Our aggregate weighted-average interest rates were 5.4% and 5.1% for the years ended December 31, 2019 and 2018, respectively.

State Income Tax
We recorded state income tax expense of $41,000 and 26,000 for the years ended December 31, 2019 and 2018, respectively. All state income tax expense is solely attributable to the Texas margin tax.

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

During the year ended December 31, 2020, we received advances totaling $258.5 million and repaid $310.5 million, resulting in a net decrease of $52.0 million under the Credit Agreement and an outstanding balance of $913.5 million at December 31, 2020. As of December 31, 2020, we had no letters of credit outstanding under the Credit Agreement, and the available capacity under the Credit Agreement was $486.5 million.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2020, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In February, May, August and November 2020, we paid regular quarterly cash distributions of $0.6725, $0.3500, $0.3500 and $0.3500, on all units in an aggregate amount of $174.4 million. In February 2021, we paid a regular quarterly cash distribution of $0.3500 on all units in an aggregate amount of $37.0 million.

Cash and cash equivalents increased by $8.7 million during the year ended December 31, 2020. The cash flows provided by operating activities of $315.6 million were more than the cash flows used for investing and financing activities of $59.8 million and $247.2 million, respectively. Working capital decreased by $6.5 million to a surplus of $14.2 million at December 31, 2020 from a surplus of $20.8 million at December 31, 2019.

Cash Flows—Operating Activities
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Cash flows provided by operating activities increased by $18.6 million from $297.1 million for the year ended December 31, 2019, to $315.6 million for the year ended December 31, 2020. This increase was mainly due to lower payments for interest and operating expenses partially offset by lower cash receipts from customers in the year ended December 31, 2020, as compared to the prior year.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Cash flows from operating activities increased by $1.8 million from $295.2 million for the year ended December 31, 2018, to $297.1 million for the year ended December 31, 2019. This increase was mainly due to higher receipts from customers partially offset by higher payments for interest and operating expenses in the year ended December 31, 2019, as compared to the prior year.

Cash Flows—Investing Activities
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Cash flows used for investing activities increased by $13.5 million from $46.3 million for the year ended December 31, 2019, to $59.8 million for the year ended December 31, 2020. During the years ended December 31, 2020 and 2019, we invested $59.3 million and $30.1 million, respectively, in additions to properties and equipment. During the year ended December 31, 2020, we made payments of $2.4 million related to our 50% interest in Cushing Connect Pipeline & Terminal LLC.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Cash flows used for investing activities decreased by $6.1 million from $52.3 million for the year ended December 31, 2018, to $46.3 million for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, we invested $30.1 million and $47.3 million, respectively, in additions to properties and equipment. During the year ended December 31, 2019, we acquired a 50% interest in Cushing Connect Pipeline & Terminal LLC for $17.9 million. Additionally, we acquired businesses and assets for $5.1 million during the year ended December 31, 2018.

Cash Flows—Financing Activities
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Cash flows used for financing activities increased by $6.6 million from $240.6 million for the year ended December 31, 2019, to $247.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, we received $258.5 million and repaid $310.5 million in advances under the Credit Agreement. Additionally, we paid $174.4 million in regular quarterly cash distributions to HEP unitholders and $9.8 million to our noncontrolling interests. We received $23.9 million in contributions from our noncontrolling interests during the year ended December 31, 2020. We also received net proceeds of $491.3 million from the issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. During the year ended December 31, 2019, we received $365.5 million and repaid $323.0 million in advances under the Credit Agreement. Additionally, we paid $273.2 million in regular quarterly cash distributions to HEP unitholders and $9.0 million to our noncontrolling interest.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2021 capital forecast is comprised of approximately $14 million to $18 million for maintenance capital expenditures, $5 million to $8 million for refinery unit turnarounds and $30 to $35 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2021 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for capital development projects, will be funded with cash generated by operations. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets.

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

Credit Agreement
We have a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2022. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it contains an accordion feature giving us the ability to increase the size of the facility by up to $300 million with additional lender commitments. As of December 31, 2020, we had outstanding borrowings of $913.5 million under the Credit Agreement, no letters of credit outstanding, and the available capacity was $486.5 million.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants as of December 31, 2020.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for the years ending December 31, 2020 and 2019, were 2.58% and 4.24%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

Senior Notes
As of December 31, 2020, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

On February 4, 2020, we closed the private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the "5% Senior Notes"). On February 5, 2020, redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of December 31, 2020. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Credit Agreement	$913,500	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes	500,000	—
Principal	(7,897)	—
Unamortized debt issuance costs	492,103	—

Total long-term debt	$1,405,603	$1,462,031

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2020.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,413,500	$—	$913,500	$—	$500,000
Long-term debt - interest	207,283	44,200	61,000	50,000	52,083
Site service fees	233,232	5,210	10,420	10,420	207,182
Pipeline finance lease	42,682	6,566	13,133	13,133	9,850
Right-of-way agreements and other	16,320	4,615	4,999	1,951	4,755
Total	$1,913,017	$60,591	$1,003,052	$75,504	$773,870
Long-term debt consists of outstanding principal under the Credit Agreement and the 5% Senior Notes. Interest on the Credit Agreement is calculated using the rate in effect at December 31, 2020.
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
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2020. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018. PPI has increased an average of 0.9% annually over the past five calendar years, including a decrease of 1.3% in 2020 and an increase of 0.8% in 2019.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2020, we have an accrual of $4.5 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer.

Leases
We adopted ASC 842 effective January 1, 2019, and elected to adopt using the modified retrospective transition method and practical expedients, both of which are provided as options by the standard and further defined below.

Lessee Accounting - At inception, we determine if an arrangement is or contains a lease. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our payment obligation under the leasing arrangement. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

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

Lessor Accounting - Customer contracts that contain leases are generally classified as either operating leases, direct finance leases or sales-type leases. We consider inputs such as the lease term, fair value of the underlying asset and residual value of the underlying assets when assessing the classification.

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values, including goodwill. If carrying value exceeds the estimated fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the estimated fair value of the reporting unit.

Our annual goodwill impairment testing was performed on a quantitative basis during the third quarter of 2020. The estimated fair value of our reporting units were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our annual testing of goodwill did not identify any impairments other than our Cheyenne reporting unit, which reported a goodwill impairment charge of $35.7 million in the third quarter of 2020.

In 2019, for our annual impairment test, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

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

Accounting Pronouncement Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows for the year ended December 31, 2019.

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

At December 31, 2020, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At December 31, 2020, the fair value of our 5% Senior Notes was $506.5 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at December 31, 2020, would result in a change of approximately $14.5 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2020, borrowings outstanding under the Credit Agreement were $913.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt. We utilize derivative instruments to hedge our interest rate exposure, as discussed under “Risk Management.”
Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 8.Financial Statements and Supplementary Data
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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2020, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2020, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. That report appears on page 69.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on Internal Control over Financial Reporting
We have audited Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Holly Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter	For the year ended December 31, 2020, the Partnership’s total revenues were $497.8 million. As discussed in Note 1 and Note 3 of the financial statements, revenues are generally recognized as products are shipped through pipelines and terminals, feedstocks are processed through the refinery processing units or other services are rendered. The majority of the Partnership’s long-term throughput agreements with customers specify minimum volume requirements. In the event a customer does not fulfill minimum volume requirements during a contractual period, the Partnership can bill the customer for the minimum level. In certain contracts, a customer may later utilize these shortfall billings as credit towards future throughput volumes in excess of minimum levels within a respective contractual shortfall make-up period. Shortfall billing amounts represent an obligation to provide future shipping services and may be initially deferred and later recognized as revenue. Recognition is based on estimated future throughput volumes, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period or when the Partnership does not expect to be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer.

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

Our audit procedures over the Partnership’s revenue included, among others, inspecting a sample of contracts to understand the contractual terms and assessing the completeness of deferred revenue, testing a sample of revenue transactions to evaluate whether revenue was recorded in accordance with the contract terms, performing recalculations of the deferred revenue amounts related to shortfall billings, and testing management’s estimation of deferred revenue based on historical pattern of rights exercised by the customer and expected future usage.

Sales-Type Lease Accounting
Description of the Matter	As disclosed in Note 4 of the financial statements, one of the Partnership’s throughput agreements with Delek was partially renewed during 2020 and a component of the agreement met the criteria for sales-type lease accounting since the underlying asset is not expected to have an alternative use other than to Delek. Under sales-type lease accounting, the lessor recognizes a net investment in the lease and derecognizes the underlying asset with the difference recorded as a gain or loss. At the lease commencement date in 2020, the Partnership recorded a net investment in the lease of $35.3 million and recognized a gain on the sales-type lease of $33.8 million.

Auditing management’s accounting for the sales-type lease was complex and highly judgmental due to the estimation uncertainty in determining the fair value of the underlying leased asset at the commencement date of the lease. The fair values of the underlying leased asset is factored into the Partnership’s determination of the net investment in the lease. The fair value estimate was sensitive to significant assumptions and inputs used based on a replacement cost valuation method, such as estimates of the replacement cost of the pipeline, the cost of right of ways, and the effective age of the pipeline. These assumptions have a significant effect on the fair value estimate.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership's evaluation of the lease classification and related accounting for the sales-type lease. For example, we tested controls over management's review of the significant inputs and assumptions used in estimating the fair value of the underlying leased asset.

To test the Partnership’s accounting for the sales-type lease including the estimated fair value of the underlying leased asset, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analysis. We compared the significant replacement cost assumptions used by management to recent cost proposals for pipeline projects and related right of ways. We also inspected supporting documentation, such as evidence related to maintenance records, to assess the effective age of the pipeline. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies and significant assumptions included in the fair value estimate.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Partnership’s goodwill was $234.7 million. As discussed in Note 1 of the financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired. During the third quarter of 2020, the Partnership performed annual goodwill impairment testing of the Cheyenne reporting unit, resulting in an impairment charge of $35.7 million on this reporting unit.

Auditing management’s annual goodwill impairment test was complex and highly judgmental for the Partnership’s Cheyenne reporting unit due to the significant estimation required to determine the fair value of this reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as expected future cash flows from revenues at the reporting unit and the discount rate. These assumptions have a significant effect on the fair value estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership's goodwill impairment testing process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair values.

To test the estimated fair value of the Partnership’s Cheyenne reporting unit, we performed audit procedures with the support of a valuation specialist that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analysis. We compared the significant assumptions used by management to relevant industry and economic trends and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Partnership.

/s/ ERNST & YOUNG LLP
We have served as the Partnership's auditor since 2003.
Dallas, Texas
February 24, 2021

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $18,259 and $6,842, respectively)	$21,990	$13,287
Accounts receivable:
Trade	14,543	18,731
Affiliates	47,972	49,716
	62,515	68,447
Prepaid and other current assets	9,487	7,629
Total current assets	93,992	89,363

Properties and equipment, net (Cushing Connect VIEs: $47,801 and $2,916, respectively)	1,450,685	1,467,099
Operating lease right-of-use assets	2,979	3,255
Net investment in leases	166,316	134,886
Intangible assets, net	87,315	101,322
Goodwill	234,684	270,336
Equity method investments (Cushing Connect VIEs: $39,456 and $37,084, respectively)	120,544	120,071
Other assets	11,050	12,900
Total assets	$2,167,565	$2,199,232

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $14,076 and $2,082, respectively)	$28,280	$17,818
Affiliates	18,120	16,737
	46,400	34,555

Accrued interest	10,892	13,206
Deferred revenue	11,368	10,390
Accrued property taxes	3,992	3,799
Current operating lease liabilities	875	1,126
Current finance lease liabilities	3,713	3,224
Other current liabilities	2,505	2,305
Total current liabilities	79,745	68,605

Long-term debt	1,405,603	1,462,031
Noncurrent operating lease liabilities	2,476	2,482
Noncurrent finance lease liabilities	68,047	70,475
Other long-term liabilities	12,905	12,808
Deferred revenue	40,581	45,681

Class B unit	52,850	49,392

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at both December 31, 2020 and 2019)	379,292	381,103
Total partners’ equity	379,292	381,103
Noncontrolling interest	126,066	106,655
Total equity	505,358	487,758
Total liabilities and equity	$2,167,565	$2,199,232
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Affiliates	$399,809	$411,750	$397,808
Third parties	98,039	121,027	108,412
	497,848	532,777	506,220
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	147,692	161,996	146,430
Depreciation and amortization	99,578	96,705	98,492
General and administrative	9,989	10,251	11,040
Goodwill impairment	35,653	—	—
	292,912	268,952	255,962
Operating income	204,936	263,825	250,258

Other income (expense):
Equity in earnings of equity method investments	6,647	5,180	5,825
Interest expense	(59,424)	(76,823)	(71,899)
Interest income	10,621	5,517	2,108
Gain on sales-type lease	33,834	35,166	—
Loss on early extinguishment of debt	(25,915)	—	—
Gain on sale of assets and other	8,691	272	121
	(25,546)	(30,688)	(63,845)
Income before income taxes	179,390	233,137	186,413
State income tax expense	(167)	(41)	(26)
Net income	179,223	233,096	186,387
Allocation of net income attributable to noncontrolling interests	(8,740)	(8,212)	(7,540)
Net income attributable to the partners	170,483	224,884	178,847
Limited partners’ per unit interest in earnings—basic and diluted	$1.61	$2.13	$1.70
Weighted average limited partners’ units outstanding	105,440	105,440	105,042

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	179,223	233,096	186,387

Other comprehensive income:
Other comprehensive loss	—	—	—
Comprehensive income before noncontrolling interest	179,223	233,096	186,387
Allocation of comprehensive income to noncontrolling interests	(8,740)	(8,212)	(7,540)

Comprehensive income attributable to the partners	170,483	224,884	178,847

See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$179,223	$233,096	$186,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,578	96,705	98,492
Gain on sale of assets	(1,015)	(229)	(196)
Gain on sales-type lease	(33,834)	(35,166)	—
Goodwill impairment	35,653	—	—
Amortization of deferred charges	3,319	3,081	3,041
Equity-based compensation expense	2,193	2,532	3,203
Equity in earnings of equity method investments, net of distributions	1,084	(213)	(149)
Loss on early extinguishment of debt	25,915	—	—
(Increase) decrease in operating assets:
Accounts receivable—trade	4,188	(6,399)	471
Accounts receivable—affiliates	1,744	(2,930)	4,715
Prepaid and other current assets	(1,272)	(372)	(2,000)
Increase (decrease) in operating liabilities:
Accounts payable—trade	2,208	5,823	(329)
Accounts payable—affiliates	1,383	2,515	6,497
Accrued interest	(2,314)	(96)	46
Deferred revenue	(4,122)	(151)	1,862
Accrued property taxes	193	2,020	(2,873)
Other current liabilities	200	(220)	(2,081)
Other, net	1,303	(2,935)	(1,873)
Net cash provided by operating activities	315,627	297,061	295,213

Cash flows from investing activities
Additions to properties and equipment	(59,283)	(30,112)	(47,300)
Business and asset acquisitions	—	—	(5,051)
Purchase of interest in Cushing Connect Pipeline & Terminal	(2,438)	(17,886)	—
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	—	(1,790)
Proceeds from sale of assets	1,089	532	210
Distributions in excess of equity in earnings of equity investments	882	1,206	1,588
Net cash used for investing activities	(59,750)	(46,260)	(52,343)

Cash flows from financing activities
Borrowings under credit agreement	258,500	365,500	337,000
Repayments of credit agreement borrowings	(310,500)	(323,000)	(426,000)
Redemption of senior notes	(522,500)	—	—
Proceeds from issuance of senior notes	500,000	—	—
Proceeds from issuance of common units	—	—	114,771
Contributions from general partner	988	320	882
Contribution from noncontrolling interest	23,899	3,210	—
Distributions to HEP unitholders	(174,443)	(273,225)	(264,979)
Distributions to noncontrolling interest	(9,770)	(9,000)	(7,500)
Payments on finance leases	(3,602)	(2,471)	—
Purchase of units for incentive grants	(698)	(1,470)	(1,201)
Units withheld for tax withholding obligations	(334)	(423)	(568)
Deferred financing costs	(8,714)	—	6
Other	—	—	(12)
Net cash used for financing activities	(247,174)	(240,559)	(247,601)

Cash and cash equivalents
Increase (decrease) for the year	8,703	10,242	(4,731)
Beginning of year	13,287	3,045	7,776
End of year	$21,990	$13,287	$3,045

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58,138	$73,868	$69,112
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Units	Noncontrolling Interest	Total
Balance December 31, 2017	$393,959	$91,106	$485,065
Issuance of common units	114,771	—	114,771
Capital contribution	882	—	882
Distributions to HEP unitholders	(264,979)	—	(264,979)
Distributions to noncontrolling interests	—	(7,500)	(7,500)
Amortization of restricted and performance units	3,203	—	3,203
Class B unit accretion	(3,020)	—	(3,020)
Other	752	—	752
Net income	181,867	4,520	186,387
Balance December 31, 2018	$427,435	$88,126	$515,561
Capital contribution	320	—	320
Capital contribution-Cushing Connect	—	22,548	22,548
Distributions to HEP unitholders	(273,225)	—	(273,225)
Distributions to noncontrolling interests	—	(9,000)	(9,000)
Purchase of units for incentive grants	(1,470)	—	(1,470)
Amortization of restricted and performance units	2,532	—	2,532
Class B unit accretion	(3,231)	—	(3,231)
Other	627	—	627
Net income	228,115	4,981	233,096
Balance December 31, 2019	$381,103	$106,655	$487,758
Capital contribution - Cushing Connect	—	23,899	23,899
Capital contribution - Cheyenne	988	—	988
Distributions to HEP unitholders	(174,443)	—	(174,443)
Distributions to noncontrolling interests	—	(9,770)	(9,770)
Purchase of units for incentive grants	(698)	—	(698)
Amortization of restricted and performance units	2,193	—	2,193
Class B unit accretion	(3,458)	—	(3,458)
Other	(334)	—	(334)
Net income	173,941	5,282	179,223
Balance December 31, 2020	$379,292	$126,066	$505,358
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1:Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership. As of December 31, 2020, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery (the "Cheyenne Refinery") and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020. The net book value of our Cheyenne net assets as of December 31, 2020 was approximately $50.0 million including $24.2 million of long-lived assets and $33.1 million of goodwill. We evaluated the recoverability of long-lived assets at Cheyenne based on estimated future cash flows noting the assets were recoverable. Therefore, no impairment of our Cheyenne long-lived assets was required during 2020. Our annual testing of goodwill identified an impairment charge of $35.7 million, which was recorded in the third quarter of 2020, related to our Cheyenne reporting unit.

During 2020, HEP and HFC reached a non-binding agreement in principle to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements. Subsequent to year end, binding agreements were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 15.

Our Pipelines and Terminals segment consists of:
•26 main pipeline segments
•Crude gathering networks in Texas and New Mexico
•10 refined product terminals

•1 crude terminal
•31,800 track feet of rail storage located at two facilities
•7 locations with truck and/or rail racks
•Tankage at all six of HFC's refining facility locations

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

Accounts Receivable
The majority of the accounts receivable are due from affiliates of HFC or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition and, in certain circumstances, collateral such as letters of credit or guarantees, may be required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible and historically have been minimal.

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

Goodwill and Long-Lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not amortized. We test goodwill at the reporting unit level for impairment annually and between annual tests if events or changes in circumstances indicate the carrying amount may exceed fair value. Our goodwill impairment testing first entails a comparison of our reporting unit fair values relative to their respective carrying values, including goodwill. If carrying value exceeds the estimated fair value for a reporting unit, we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the estimated fair value of the reporting unit.

Our annual goodwill impairment testing for 2020 and 2018 was performed on a quantitative basis during the third quarters of 2020 and 2018. The estimated fair value of our reporting units were derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our annual testing of goodwill in 2020 and 2018 did not identify any impairments other than our 2020 Cheyenne reporting unit impairment previously discussed.

In 2019, for our annual impairment test, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

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

	Balance at December 31, 2020
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$10,044	$38,743	$(28,699)
Cheyenne Pipeline LLC	29,103	42,345	(13,242)
Cushing Connect Terminal Holdings LLC	54,049	39,456	14,593
Total	$93,196	$120,544	$(27,348)

	Balance at December 31, 2019
	Underlying Equity	Recorded Investment Balance	Difference
	(in thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,664	$39,277	$(29,613)
Cheyenne Pipeline LLC	30,080	43,710	(13,630)
Cushing Connect Terminal Holdings LLC	51,019	37,084	13,935
Total	$90,763	$120,071	$(29,308)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2020 and 2019, we have asset retirement obligations of $9.0 million and $7.7 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $52.9 million at December 31, 2020, and $49.4 million at December 31, 2019.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the years ended December 31, 2020, 2019 and 2018, we recognized $20.8 million, $16.0 million and $17.6 million, respectively, of these deficiency payments in revenue, of which $0.7 million, $0.6 million and $3.3 million, respectively, related to deficiency payments billed in prior periods. As of December 31, 2020, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $0.5 million.
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

Leases
We adopted ASC 842 effective January 1, 2019, and elected to adopt using the modified retrospective transition method and practical expedients, both of which are provided as options by the standard and further defined below.

Lessee Accounting - At inception, we determine if an arrangement is or contains a lease. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our payment obligation under the leasing arrangement. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments as most of our leases do not contain an implicit rate. Our IBR represents the interest rate which we would pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term in a similar economic environment. We use the implicit rate when readily determinable.

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

Lessor Accounting - Customer contracts that contain leases are generally classified as either operating leases, direct finance leases or sales-type leases. We consider inputs such as the lease term, fair value of the underlying asset and residual value of the underlying assets when assessing the classification.

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
We are organized as a pass-through entity for U.S. federal income tax purposes. As a result, our partners are responsible for U.S. federal income taxes based on their respective share of taxable income.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Accounting Pronouncement Adopted During the Periods Presented

Goodwill Impairment Testing
In January 2017, Accounting Standard Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” was issued amending the testing for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over the related fair value. We adopted this standard effective in the second quarter of 2019, and the adoption of this standard had no effect on our financial condition, results of operations or cash flows for the year ended December 31, 2019.

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

Note 2:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the second quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

Note 3:Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. See Note 1 for further discussion of revenue recognition.
Disaggregated revenues are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Pipelines	$265,834	$292,631	$283,507
Terminals, tanks and loading racks	151,692	160,467	147,534
Refinery processing units	80,322	79,679	75,179
	$497,848	$532,777	$506,220
Affiliates and third parties revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Lease revenues	$360,598	$378,311	$278,624
Service revenues	137,250	154,466	227,596
	$497,848	$532,777	$506,220
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheet as of December 31, 2020 were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheet as of December 31, 2020, included the contract assets and liabilities in the table below.

	December 31, 2020	December 31, 2019
	(In thousands)
Contract assets	$6,306	$5,675
Contract liabilities	$(500)	$(650)

The contract assets and liabilities include both lease and service components. During the years ended December 31, 2020 and 2019, we recognized $0.7 million and $0.6 million, respectively, of revenue that was previously included in contract liability as of December 31, 2019 and 2018, respectively. During the twelve months ended December 31, 2020, 2019 and 2018, we also recognized $0.6 million and $3.9 million and $1.8 million, respectively, of revenue included in contract assets at December 31, 2020.

As of December 31, 2020, we expect to recognize $2.1 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2021 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
2021	$362
2022	332
2023	295
2024	255
2025	188
Thereafter	650
Total	$2,082
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.4 million and $7.0 million as of December 31, 2020 and December 31, 2019, respectively, with accumulated depreciation of $3.4 million and $4.5 million as of December 31, 2020 and December 31, 2019, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	December 31, 2020	December 31, 2019

Operating leases:
Operating lease right-of-use assets	$2,979	$3,255

Current operating lease liabilities	875	1,126
Noncurrent operating lease liabilities	2,476	2,482
Total operating lease liabilities	$3,351	$3,608

Finance leases:
Properties and equipment	$6,410	$6,968
Accumulated amortization	(3,390)	(4,547)
Properties and equipment, net	$3,020	$2,421

Current finance lease liabilities	$3,713	$3,224
Noncurrent finance lease liabilities	68,047	70,475
Total finance lease liabilities	$71,760	$73,699

Weighted average remaining lease term (in years)
Operating leases	5.9	6.5
Finance leases	15.9	17.0

Weighted average discount rate
Operating leases	4.8%	5.0%
Finance leases	5.6%	6.0%

Supplemental cash flow and other information related to leases were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,024	4,055
Operating cash flows on finance leases	$4,312	2,285
Financing cash flows on finance leases	$3,602	2,471

Maturities of lease liabilities were as follows:

	December 31, 2020
	Operating	Finance
	(In thousands)
2021	$967	$7,333
2022	627	7,290
2023	551	7,334
2024	494	6,876
2025	426	6,425
2026 and thereafter	767	73,888
Total lease payments	3,832	109,146
Less: Imputed interest	(481)	(37,386)
Total lease obligations	3,351	71,760
Less: Current obligations	(875)	(3,713)
Long-term lease obligations	$2,476	$68,047

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Operating lease costs	$983	$2,975
Finance lease costs
Amortization of assets	1,001	940
Interest on lease liabilities	4,126	2,126
Variable lease cost	222	159
Total net lease cost	$6,332	$6,200

Lessor Accounting
As discussed in Note 1, the majority of our contracts with customers meet the definition of a lease. See Note 1 for further discussion of the impact of adoption of this standard on our activities as a lessor.

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

One of our throughput agreements with Delek was partially renewed during the year ended December 31, 2020. A component of this agreement met the criteria of sales-type leases since the underlying asset is not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at commencement date of the lease, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the year ended December 31, 2020 composed of the following:

(In thousands)

Net investment in lease	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type lease	$33,834

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

(In thousands)

Net investment in leases	$122,800
Properties and equipment, net	(15,031)
Operating lease right-of-use assets, net	(72,603)
Gain on sales-type leases	$35,166

These sales-type lease transactions, including the related gains, were non-cash transactions.

Lease income recognized was as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Operating lease revenues	350,668	373,517
Direct financing lease interest income	2,096	2,082
Gain on sales-type leases	33,834	35,166
Sales-type lease interest income	8,481	3,340
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	9,929	4,794
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

As discussed in Note 1, prior to the adoption of ASC 842, contract consideration was bifurcated between operating lease and service revenues.

Annual minimum undiscounted lease payment receipts under our leases were as follows as of December 31, 2020:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
2021	$306,839	$2,128	$12,456
2022	304,383	2,145	12,456
2023	273,430	2,162	12,456
2024	235,349	2,179	12,456
2025	170,554	2,196	12,456
Thereafter	568,621	38,591	60,588
Total lease payment receipts	$1,859,176	49,401	122,868
Less: Imputed interest		(32,949)	(80,008)
		16,452	42,860
Unguaranteed residual assets at end of leases		—	110,613
Net investment in leases		$16,452	$153,473

Net investments in leases recorded on our balance sheet were composed of the following:

	December 31, 2020		December 31, 2019
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$88,922	$16,452	$68,457	$16,511
Unguaranteed residual assets	64,551	—	52,933	—
Net investment in leases	$153,473	$16,452	$121,390	$16,511

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		December 31, 2020		December 31, 2019
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
6% Senior Notes	Level 2	$—	$—	$496,531	$522,045
5% Senior Notes	Level 2	$492,103	$506,540	$—	$—

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the years ended December 31, 2020 and 2019, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the year ended December 31, 2020, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows and the guideline public company and guideline transaction methods; all of which are Level 3 inputs.

Note 6:Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Pipelines, terminals and tankage	$1,612,726	$1,602,231
Refinery assets	348,882	348,093
Land and right of way	87,076	86,190
Construction in progress	58,467	10,930
Other	9,290	14,110
	2,116,441	2,061,554
Less accumulated depreciation	665,756	594,455
	$1,450,685	$1,467,099
Depreciation expense was $85.0 million, $82.6 million, and $83.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.0 million, $1.3 million and $1.0 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	December 31, 2020	December 31, 2019
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreements	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		117,482	103,475
		$87,315	$101,322

Amortization expense was $14.0 million for the years ending years ended December 31, 2020 and 2019, respectively and $14.5 million for the year ending December 31, 2018. We estimate amortization expense to be $14.0 million for 2021 and 2022, $9.9 million for 2023, and $9.1 million for 2024 and 2025.

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

Note 8: Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C., ("HLS"), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $7.9 million, $7.3 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs include retirement costs of $3.4 million, $3.4 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, we have two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $2.2 million, $2.5 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2020, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 854,179 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Restricted and Phantom Units
Under our Long-Term Incentive Plan, we grant phantom units to non-employee directors and selected employees who perform services for us, with most awards vesting over a period of one to three years. We previously granted restricted units to non-employee directors, which vested after a year. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution rights on these units from the date of grant.

The fair value of each phantom unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted and phantom unit activity and changes during the year ended December 31, 2020, is presented below:

Restricted and Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2020 (nonvested)	145,205	$26.22
Granted	237,874	11.92
Vesting and transfer of common units to recipients	(73,025)	27.22
Forfeited	(14,062)	26.21
Outstanding at December 31, 2020 (nonvested)	295,992	14.48

The grant date fair values of restricted or phantom units that were vested and transferred to recipients during the years ended December 31, 2020, 2019 and 2018 were $2.0 million, $2.1 million and $2.5 million, respectively. As of December 31, 2020, there was $3.0 million of total unrecognized compensation expense related to unvested phantom unit grants, which is expected to be recognized over a weighted-average period of 1.7 years. For the years ended December 31, 2019 and 2018, the grant date price applied to the number of restricted units awarded was $23.52 and $29.30, respectively.

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

A summary of performance unit activity and changes for the year ended December 31, 2020, is presented below:

Performance Units	Units
Outstanding at January 1, 2020 (nonvested)	53,445
Granted	35,661
Vesting and transfer of common units to recipients	(11,634)
Outstanding at December 31, 2020 (nonvested)	77,472

The grant date fair values of performance units vested and transferred to recipients were $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on the weighted average fair value of performance units outstanding at December 31, 2020, of $1.6 million, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.0 years.

During the year ended December 31, 2020, we paid $0.7 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercising other rights and remedies. We were in compliance with the covenants as of December 31, 2020.

Senior Notes
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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Credit Agreement
Amount outstanding	$913,500	$965,500

6% Senior Notes
Principal	—	500,000
Unamortized premium and debt issuance costs	—	(3,469)
	—	496,531

5% Senior Notes
Principal	500,000	—
Unamortized premium and debt issuance costs	(7,897)	—
	492,103	—

Total long-term debt	$1,405,603	$1,462,031

Maturities of our long-term debt are as follows as of December 31, 2020:

Years Ending December 31,	(In thousands)
2021	$—
2022	913,500
2023	—
2024	—
2025	—
Thereafter	500,000
Total	$1,413,500

Note 10:Commitments and Contingencies

We lease certain facilities and pipelines under operating leases and finance leases, most of which contain renewal options. These operating leases have various termination dates through 2035. See Note 4 for a schedule of annual minimum undiscounted lease payments under our leases as of December 31, 2020.
Rental expense charged to operations was $3.4 million, $6.6 million and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we expect to receive aggregate payments totaling $1.2 million over the life of our noncancelable sublease of office space, expiring in 2026.
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
In addition, we have long-term contractual obligations associated with rights-of-way agreements, which have various termination dates through 2061. The related payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2020.
At December 31, 2020, these minimum future contractual obligations and other miscellaneous obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2021	$7,780
2022	6,863
2023	5,443
2024	5,443
2025	5,386
Thereafter	211,192
Total	$242,107
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

We filed a business interruption claim with our insurance carriers related to a loss at HFC's Woods Cross Refinery that occurred in the first quarter 2018. During the year ended December 31, 2020, we reached a final settlement agreement regarding the amounts owed to us pursuant to our business interruption coverage, and we recognized a gain of $7.3 million, which is included in gain on sale of assets and other on our income statement.

Note 11:Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for approximately 80% of our total revenues for the year ended December 31, 2020. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in the Producer Price Index (“PPI”) or FERC index. As of December 31, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million. However, subsequent to year end, our agreements with HFC were modified to account for the conversion of the Cheyenne Refinery to renewable diesel production, and as of January 1, 2021, require minimum annualized payments to us of $341.9 million.

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

Related party transactions with HFC are as follows:
•Revenues received from HFC were $399.8 million, $411.8 million and $397.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for for each of the years ended December 31, 2020 and 2019 and $2.5 million for the year ended December 31, 2018.
•We reimbursed HFC for costs of employees supporting our operations of $55.8 million, $55.1 million and $51.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•HFC reimbursed us $10.0 million, $13.9 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, for expense and capital projects.
•We distributed $95.2 million, $150.0 million and $146.8 million in the years ended December 31, 2020, 2019 and 2018 respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $48.0 million and $49.7 million at December 31, 2020 and 2019, respectively.
•Accounts payable to HFC were $18.1 million and $16.7 million at December 31, 2020 and 2019, respectively.
•Revenues for the years ended December 31, 2020, 2019 and 2018 include $0.5 million, $0.5 million and $3.1 million, respectively, of shortfall payments billed to HFC in 2019, 2018 and 2017, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2020 and 2019, includes $0.4 million and $0.5 million, respectively, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million for each of the years ended December 31, 2020 and 2019 and $2.0 million for the year ended December 31, 2018.
•We recorded a gain on sales-type leases with HFC of $35.2 million during the year ended December 31, 2019, and we received sales-type lease payments of $9.5 million and $4.8 million from HFC that were not included in revenues for the years ended December 31, 2020 and 2019, respectively.
•On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions expired after the cash distribution for the second quarter of 2020, which was made during the third quarter of 2020.
•HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

At December 31, 2020, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us and held the non-economic general partner interest.

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

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2020, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

On January 22, 2021, we announced our cash distribution for the fourth quarter of 2020 of $0.35 per unit. The distribution was payable on all common units and was paid February 12, 2021, to all unitholders of record on February 2, 2021.

We paid cash distributions totaling $174.4 million, $273.2 million and $265.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 13: Net Income Per Limited Partner Unit

Basic net income per unit applicable to the limited partners is calculated as net income attributable to the partners, adjusted for participating securities’ share in earnings, divided by the weighted average limited partners’ units outstanding. Diluted net income per unit assumes, when dilutive, the issuance of the net incremental units from restricted units, phantom units and performance units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period. Our dilutive securities are immaterial for all periods presented.
Net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per unit data)
Net income attributable to the partners	$170,483	$224,884	$178,847
Less: Participating securities’ share in earnings	(387)	—	—
Net income attributable to common units	170,096	224,884	178,847
Weighted average limited partners' units outstanding	105,440	105,440	105,042
Limited partners' per unit interest in earnings - basic and diluted	$1.61	$2.13	$1.70

Note 14:Environmental

We expensed $1.6 million, $0.5 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, for environmental remediation obligations. The accrued environmental liability related to environmental clean-up projects for which we have assumed liability or for which indemnity provided by HFC has expired reflected in our consolidated balance sheets was $4.5 million and $5.5 million as of the years ended December 31, 2020 and 2019, respectively, of which $2.5 million and $3.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of both December 31, 2020 and 2019, our consolidated balance sheets included additional accrued environmental liabilities of $0.5 million for HFC indemnified liabilities, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 15:Operating Segments

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues:
Pipelines and terminals - affiliate	$319,487	$332,071	$322,629
Pipelines and terminals - third-party	98,039	121,027	108,412
Refinery processing units - affiliate	80,322	79,679	75,179
Total segment revenues	$497,848	$532,777	$506,220

Segment operating income:
Pipelines and terminals(1)	$176,611	$241,843	$230,116
Refinery processing units	38,314	32,233	31,182
Total segment operating income	214,925	274,076	261,298
Unallocated general and administrative expenses	(9,989)	(10,251)	(11,040)
Interest and financing costs, net	(48,803)	(71,306)	(69,791)
Loss on early extinguishment of debt	(25,915)	—	—
Equity in earnings of unconsolidated affiliates	6,647	5,180	5,825
Gain on sales-type leases	33,834	35,166	—
Gain on sale of assets and other	8,691	272	121
Income before income taxes	$179,390	$233,137	$186,413

Capital Expenditures:
Pipelines and terminals	$59,108	$28,743	$53,957
Refinery processing units	175	1,369	184
Total capital expenditures	$59,283	$30,112	$54,141

	December 31, 2020	December 31, 2019
	(in thousands)
Identifiable assets:
Pipelines and terminals(2)	$1,729,547	$1,749,843
Refinery processing units	305,090	305,897
Other	132,928	143,492
Total identifiable assets	$2,167,565	$2,199,232
(1)Pipelines and terminals segment operating income includes goodwill impairment charge of $35.7 million for the year ended December 31, 2020.
(2)Includes goodwill of $234.7 million and $270.3 million as of December 31, 2020 and 2019, respectively.

Note 16:Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows:

	First	Second	Third	Fourth	Total
	(In thousands, except per unit data)
Year Ended December 31, 2020
Revenues	$127,854	$114,807	$127,731	$127,456	$497,848
Operating income	66,193	52,501	23,553	62,690	204,936
Income before income taxes	26,949	77,993	21,033	53,415	179,390
Net income	26,912	77,954	20,999	53,357	179,223
Net income attributable to the partners(1)(2)(3)	24,861	76,470	17,813	51,339	170,483
Limited partners’ per unit interest in earnings – basic and diluted	$0.24	$0.73	$0.17	$0.49	$1.61
Distributions per limited partner unit	$0.3500	$0.3500	$0.3500	$0.3500	$1.4000

Year Ended December 31, 2019
Revenues	$134,497	$130,751	$135,895	$131,634	$532,777
Operating income	70,534	63,914	64,136	65,241	263,825
Income before income taxes	53,830	47,129	84,214	47,964	233,137
Net income	53,794	47,159	84,184	47,959	233,096
Net income attributable to the partners(4)	51,182	45,690	82,345	45,667	224,884
Limited partners’ per unit interest in earnings – basic and diluted	$0.49	$0.43	$0.78	$0.43	$2.13
Distributions per limited partner unit	$0.6700	$0.6725	$0.6725	$0.6725	$2.6875

(1)Net income attributable to the partners for the first quarter of 2020 included a loss on early extinguishment of debt of $25.9 million. See Note 9 for further discussion.
(2)Net income attributable to the partners for the second quarter of 2020 included a gain on sales-type leases of $33.8 million. See Note 4 for further discussion.
(3)Net income attributable to the partners for the third quarter of 2020 included a goodwill impairment charge of $35.7 million. See Note 1 for further discussion.
(4)Net income attributable to the partners for the second quarter of 2019 included a gain on sales-type leases of $35.2 million. See Note 4 for further discussion.

Note 17: Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$(987)	$21,350	$—	$21,990
Accounts receivable	—	56,522	6,308	(315)	62,515
Prepaid and other current assets	349	8,366	772	—	9,487
Total current assets	1,976	63,901	28,430	(315)	93,992

Properties and equipment, net	—	1,087,184	363,501	—	1,450,685
Operating lease right-of-use assets	—	2,822	157	—	2,979
Net investment in leases	—	166,316	—	—	166,316
Investment in subsidiaries	1,789,808	286,883	—	(2,076,691)	—
Intangible assets, net	—	87,315	—	—	87,315
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	81,089	39,455	—	120,544
Other assets	4,268	6,782	—	—	11,050
Total assets	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,252	$16,463	$(315)	$46,400
Accrued interest	10,892	—	—	—	10,892
Deferred revenue	—	10,868	500	—	11,368
Accrued property taxes	—	2,915	1,077	—	3,992
Current operating lease liabilities	—	804	71	—	875
Current finance lease liabilities	—	3,713	—	—	3,713
Other current liabilities	5	2,491	9	—	2,505
Total current liabilities	10,897	51,043	18,120	(315)	79,745

Long-term debt	1,405,603	—	—	—	1,405,603
Noncurrent operating lease liabilities	—	2,476	—	—	2,476
Noncurrent finance lease liabilities	—	68,047	—	—	68,047
Other long-term liabilities	260	12,171	474	—	12,905
Deferred revenue	—	40,581	—	—	40,581
Class B unit	—	52,850	—	—	52,850
Equity - partners	379,292	1,789,808	286,883	(2,076,691)	379,292
Equity - noncontrolling interest	—	—	126,066	—	126,066
Total liabilities and partners’ equity	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

Condensed Consolidating Balance Sheet

December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$(709)	$9,206	$—	$13,287
Accounts receivable	—	60,229	8,549	(331)	68,447
Prepaid and other current assets	282	6,710	637	—	7,629
Total current assets	5,072	66,230	18,392	(331)	89,363

Properties and equipment, net	—	1,133,534	333,565	—	1,467,099
Operating lease right-of-use assets	—	3,243	12	—	3,255
Net investment in leases	—	134,886	—	—	134,886
Investment in subsidiaries	1,844,812	275,279	—	(2,120,091)	—
Intangible assets, net	—	101,322	—	—	101,322
Goodwill	—	270,336	—	—	270,336
Equity method investments	—	82,987	37,084	—	120,071
Other assets	6,722	6,178	—	—	12,900
Total assets	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$29,895	$4,991	$(331)	$34,555
Accrued interest	13,206	—	—	—	13,206
Deferred revenue	—	9,740	650	—	10,390
Accrued property taxes	—	2,737	1,062	—	3,799
Current operating lease liabilities	—	1,114	12	—	1,126
Current finance lease liabilities	—	3,224	—	—	3,224
Other current liabilities	6	2,293	6	—	2,305
Total current liabilities	13,212	49,003	6,721	(331)	68,605

Long-term debt	1,462,031	—	—	—	1,462,031
Noncurrent operating lease liabilities	—	2,482	—	—	2,482
Noncurrent finance lease liabilities	—	70,475	—	—	70,475
Other long-term liabilities	260	12,150	398	—	12,808
Deferred revenue	—	45,681	—	—	45,681
Class B unit	—	49,392	—	—	49,392
Equity - partners	381,103	1,844,812	275,279	(2,120,091)	381,103
Equity - noncontrolling interest	—	—	106,655	—	106,655
Total liabilities and partners’ equity	$1,856,606	$2,073,995	$389,053	$(2,120,422)	$2,199,232

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$374,108	$25,701	$—	$399,809
Third parties	—	77,039	21,000	—	98,039
	—	451,147	46,701	—	497,848
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	132,393	15,299	—	147,692
Depreciation and amortization	—	82,442	17,136	—	99,578
General and administrative	3,227	6,762	—	—	9,989
Goodwill impairment	—	35,653	—	—	35,653
	3,227	257,250	32,435	—	292,912
Operating income (loss)	(3,227)	193,897	14,266	—	204,936
Equity in earnings of subsidiaries	254,608	15,409	—	(270,017)	—
Equity in earnings of equity method investments	—	5,105	1,542	—	6,647
Interest expense	(55,298)	(4,126)	—	—	(59,424)
Interest income	26	10,578	17	—	10,621
Gain on sales-type lease	—	33,834	—	—	33,834
Loss on extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sale of assets and other	289	3,535	4,867	—	8,691
	173,710	64,335	6,426	(270,017)	(25,546)
Income (loss) before income taxes	170,483	258,232	20,692	(270,017)	179,390
State income tax expense	—	(167)	—	—	(167)
Net income (loss)	170,483	258,065	20,692	(270,017)	179,223
Allocation of net income attributable to noncontrolling interests	—	(3,457)	(5,283)	—	(8,740)
Net income (loss) attributable to the Partnership	170,483	254,608	15,409	(270,017)	170,483
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$170,483	$254,608	$15,409	$(270,017)	$170,483

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$386,517	$25,233	$—	$411,750
Third parties	—	94,083	26,944	—	121,027
	—	480,600	52,177	—	532,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	147,387	14,609	—	161,996
Depreciation and amortization	—	79,516	17,189	—	96,705
General and administrative	3,184	7,067	—	—	10,251
	3,184	233,970	31,798	—	268,952
Operating income (loss)	(3,184)	246,630	20,379	—	263,825
Equity in earnings of subsidiaries	302,148	15,351	—	(317,499)	—
Equity in earnings of equity method investments	—	5,320	(140)	—	5,180
Interest income	—	5,517	—	—	5,517
Interest expense	(74,375)	(2,448)	—	—	(76,823)
Gain on sales-type lease	—	35,166	—	—	35,166
Gain on sale of assets and other	295	(116)	93	—	272
	228,068	58,790	(47)	(317,499)	(30,688)
Income (loss) before income taxes	224,884	305,420	20,332	(317,499)	233,137
State income tax expense	—	(41)	—	—	(41)
Net income (loss)	224,884	305,379	20,332	(317,499)	233,096
Allocation of net income attributable to noncontrolling interests	—	(3,231)	(4,981)	—	(8,212)
Net income (loss) attributable to the Partnership	224,884	302,148	15,351	(317,499)	224,884
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$224,884	$302,148	$15,351	$(317,499)	$224,884

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$373,576	$24,232	$—	$397,808
Third parties	—	84,679	23,733	—	108,412
	—	458,255	47,965	—	506,220
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	133,156	13,274	—	146,430
Depreciation and amortization	—	81,799	16,693	—	98,492
General and administrative	3,535	7,505	—	—	11,040
	3,535	222,460	29,967	—	255,962
Operating income (loss)	(3,535)	235,795	17,998	—	250,258
Equity in earnings (loss) of subsidiaries	254,398	13,559	—	(267,957)	—
Equity in earnings of equity method investments	—	5,825	—	—	5,825
Interest income	—	2,032	76	—	2,108
Interest expense	(72,061)	162	—	—	(71,899)
Gain on sale of assets and other	45	71	5	—	121
	182,382	21,649	81	(267,957)	(63,845)
Income (loss) before income taxes	178,847	257,444	18,079	(267,957)	186,413
State income tax expense	—	(26)	—	—	(26)
Net income (loss)	178,847	257,418	18,079	(267,957)	186,387
Allocation of net income attributable to noncontrolling interests	—	(3,020)	(4,520)	—	(7,540)
Net income (loss) attributable to the Partnership	178,847	254,398	13,559	(267,957)	178,847
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$178,847	$254,398	$13,559	$(267,957)	$178,847

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(51,318)	$337,364	$44,990	$(15,409)	$315,627

Cash flows from investing activities
Additions to properties and equipment	—	(18,483)	(40,800)	—	(59,283)
Purchase of interest in Cushing Connect Pipeline & Terminal	—	(23,899)	(2,438)	23,899	(2,438)
Proceeds from the sale of assets	—	1,089	—	—	1,089
Distributions in excess of equity in earnings of equity method investments	—	815	67	—	882
Distributions in excess of earnings in subsidiaries	—	12,294	—	(12,294)	—
	—	(28,184)	(43,171)	11,605	(59,750)
Cash flows from financing activities
Net borrowings under credit agreement	(52,000)	—	—	—	(52,000)
Net intercompany financing activities	305,857	(305,857)	—	—	—
Redemption of senior notes	(522,500)	—	—	—	(522,500)
Proceeds from issuance of senior notes	500,000	—	—	—	500,000
Contributions from general partner	988	—	23,899	(23,899)	988
Contribution from noncontrolling interest	—	—	23,899	—	23,899
Distributions to HEP unitholders	(174,443)	—	—	—	(174,443)
Distributions to noncontrolling interest	—	—	(37,473)	27,703	(9,770)
Payments on finance leases	—	(3,602)	—	—	(3,602)
Purchase of units for incentive grants	(698)	—	—	—	(698)
Units withheld for tax withholding obligations	(334)	—	—	—	(334)
Deferred financing costs	(8,714)	—	—	—	(8,714)
	48,156	(309,459)	10,325	3,804	(247,174)
Cash and cash equivalents
Increase for the period	(3,162)	(279)	12,144	—	8,703
Beginning of period	4,790	(709)	9,206	—	13,287
End of period	$1,628	$(988)	$21,350	$—	$21,990

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(62,138)	$333,786	$36,857	$(11,444)	$297,061

Cash flows from investing activities
Additions to properties and equipment	—	(28,497)	(1,615)	—	(30,112)
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	(21,597)	(17,886)	21,597	(17,886)
Proceeds from sale of assets	—	532	—	—	532
Distributions in excess of earnings in subsidiaries	—	15,556	—	(15,556)	—
Distribution in excess of equity in earnings in equity investments	—	1,206	—	—	1,206
	—	(32,800)	(19,501)	6,041	(46,260)

Cash flows from financing activities
Net borrowings under credit agreement	42,500	—	—	—	42,500
Net intercompany financing activities	299,363	(299,363)	—	—	—
Contributions from partners	—	—	21,597	(21,597)	—
Contributions from General partner	320	—	—	—	320
Contributions from noncontrolling interest	—	—	3,210		3,210
Distributions to noncontrolling interests	—	—	(36,000)	27,000	(9,000)
Distributions to HEP unitholders	(273,225)	—	—	—	(273,225)
Payments on finance leases	—	(2,471)	—	—	(2,471)
Purchase of units for incentive grants	(1,470)	—	—	—	(1,470)
Units withheld for tax withholding obligations	(423)	—	—	—	(423)
Other	(139)	139	—	—	—
	66,926	(301,695)	(11,193)	5,403	(240,559)
Cash and cash equivalents
Increase (decrease) for the period	4,788	(709)	6,163	—	10,242
Beginning of period	2	—	3,043	—	3,045
End of period	$4,790	$(709)	$9,206	$—	$13,287

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities	$(68,693)	$345,378	$32,087	$(13,559)	$295,213

Cash flows from investing activities
Additions to properties and equipment	—	(41,031)	(6,269)	—	(47,300)
Business and asset acquisitions	—	(5,013)	(38)	—	(5,051)
Purchase of controlling interests in SLC Pipeline and Frontier Aspen	—	(1,790)	—	—	(1,790)
Proceeds from sale of assets	—	210	—	—	210
Distributions in excess of equity in earnings in equity investments	—	1,588	—	—	1,588
Distributions in excess of earnings in subsidiaries	—	8,941	—	(8,941)	—
	—	(37,095)	(6,307)	(8,941)	(52,343)

Cash flows from financing activities
Net borrowings under credit agreement	(89,000)	—	—	—	(89,000)
Net intercompany financing activities	307,587	(307,587)	—	—	—
Proceeds from issuance of common units	114,771	—	—	—	114,771
Contributions from General Partner	882	—	—	—	882
Distributions to HEP unitholders	(264,979)	—	—	—	(264,979)
Distributions to noncontrolling interests	—	—	(30,000)	22,500	(7,500)
Payments on finance leases	—	(1,201)	—	—	(1,201)
Deferred financing costs	—	6	—	—	6
Units withheld for tax withholding obligations	(568)	—	—	—	(568)
Other	—	(12)	—	—	(12)
	68,693	(308,794)	(30,000)	22,500	(247,601)
Cash and cash equivalents
Increase for the period	—	(511)	(4,220)	—	(4,731)
Beginning of period	2	511	7,263	—	7,776
End of period	$2	$—	$3,043	$—	$3,045

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at a reasonable level of assurance.
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

Item 9B.Other Information
There have been no events that occurred in the fourth quarter of 2020 that would need to be reported on Form 8-K that have not been previously reported.

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 16, 2021:

Name	Age	Position with HLS
Michael C. Jennings	55	Chief Executive Officer
Richard L. Voliva III	43	President
John Harrison	42	Senior Vice President, Chief Financial Officer and Treasurer
Mark T. Cunningham	61	Senior Vice President, Operations and Engineering
Vaishali S. Bhatia	38	Senior Vice President, General Counsel and Secretary

During 2020, Mr. Cunningham was the only HLS executive officer who spent all of his professional time managing our business and affairs. The other executive officers listed above are also executive officers of HFC and devote as much of their professional time as is necessary to oversee the management of our business and affairs.

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

John Harrison has served as Senior Vice President, Chief Financial Officer and Treasurer of HLS since January 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HLS from October 2018 until January 2020. He has served as Vice President, Finance, Strategy and Treasurer of HFC since September 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HFC from September 2018 to September 2020. He previously served as Vice President and Treasurer of HLS and HFC from January 2017 to October 2018, Business Development Representative of HLS and HFC from April 2013 to December 2016, Assistant Treasurer of HLS and HFC from August 2012 to March 2013, Manager, Credit & Collections of HLS and HFC from March 2010 to August 2012, Supervisor, Credit & Collections of HLS and HFC from January 2007 to February 2010 and Financial Analyst of HLS and HFC from October 2005 to February 2007. Prior to joining Holly Corporation, Mr. Harrison worked in the Planning & Financial Management group at JPMorgan Chase & Co.

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

Chairman of the Board

Mr. Jennings was selected by the directors of HLS to serve as the Chairman of the Board. The Chairman has the following responsibilities:

•designating and calling meetings of the Board;

•presiding at all Board meetings;

•consulting with management on Board and committee meeting agendas;

•facilitating teamwork and communication between the Board and management; and

•acting as a liaison between management and the Board.

Presiding Director
Larry R. Baldwin, an independent director, was appointed by the non-management directors of HLS to serve as the Presiding Director of the Board. The Presiding Director has the following responsibilities:

•presiding at all executive sessions of the non-management directors of the Board;

•consulting with management on Board and committee meeting agendas;

•facilitating teamwork and communication between the non-management directors and management; and

•acting as a liaison in appropriate instances between management and the non-management directors, including advising the Chairman of the Board and Chief Executive Officer on the efficiency of the Board meetings

Persons wishing to communicate with the non-employee directors are invited to email the Presiding Director at presiding.director.HEP@hollyenergy.com or write to: Larry R. Baldwin, Presiding Director, c/o Secretary, Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Communications to the Board generally may be sent certified mail to Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507, Attention: Secretary. The Secretary will forward all communication to the appropriate director or directors, other than those communications that are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board or the business and affairs of HLS and HEP.
Risk Management

The Board has an active role in overseeing management of the risks affecting HLS and HEP, including cyber security. The Board regularly reviews information regarding HLS and HEP’s credit, liquidity and business and operations, as well as the risks associated with each. The Board committees are also engaged in overseeing risk associated with HLS and HEP.

•The Compensation Committee oversees the management of risks relating to HLS’s compensation plans and arrangements.

•The Audit Committee oversees management of financial reporting and controls risks.

•The Conflicts Committee oversees specific matters that it or the Board believes may involve conflicts of interest with HFC.

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
_____________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 55.

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

Additional Directorships:    Mr. Jennings currently serves as a director of HFC. Mr. Jennings served as Chairman of the Board of HFC from January 2017 to February 2019 and January 2013 to January 2016. Mr. Jennings served as a director of FTS International, Inc. from January 2019 to November 2020, as a director and Chairman of the Board of Montage Resources and its predecessor entities from May 2016 to November 2019, and as a director of ION Geophysical Corporation from December 2010 until February 2019. He served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:    Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC is a significant resource for the Board and facilitates discussions between the Board and HFC management.
_____________________________________________________________________________________________

Larry R. Baldwin    Director since May 2016. Age 68.

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
_____________________________________________________________________________________________

Christine B. LaFollette     Director since March 2018. Age 68.

Principal Occupation:    Partner Emeritus at Akin Gump Strauss Hauer & Feld LLP

Business Experience:    Ms. LaFollette served as Partner at Akin Gump Strauss Hauer & Feld LLP from June 2004 until her retirement in December 2020. Beginning in January 2021, Ms. LaFollette was named Partner Emeritus at Akin Gump Strauss Hauer & Feld LLP. Prior to that, Ms. LaFollette served as a Partner at King & Spalding LLP from 1997 to June 2004, as a Partner at Andrews & Kurth LLP from 1987 to 1997 and as an associate at Andrews & Kurth LLP from 1980 to 1987.

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

James H. Lee         Director since November 2017. Age 72.

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

Eric L. Mattson         Director since March 2018. Age 69.

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
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2011 to 2021 that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2020, the Board held twelve meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he or she served.

Board Committees

The Board currently has three standing committees:

•an Audit Committee;
•a Compensation Committee; and
•a Conflicts Committee.

Each of these committees operates under a written charter adopted by the Board.

During 2020, the Audit Committee held nine meetings, the Conflicts Committee held fourteen meetings, and the Compensation Committee held four meetings.

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

Audit Committee

The functions of the Audit Committee pursuant to its charter include the following:

•selecting, compensating, retaining and overseeing our independent registered public accounting firm and conducting an annual review of the independence and performance of that firm;

•reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•overseeing matters related to the internal audit function;

•reviewing the audit report issued by the independent registered public accounting firm;

•reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, consistent with HEP’s Code of Business Conduct and Ethics and Related Party Transaction Policy;

•reviewing and discussing HEP’s internal controls over financial reporting with management and the independent registered public accounting firm;

•establishing procedures for the receipt, retention and treatment of complaints received by HEP regarding accounting, internal accounting controls or accounting matters, potential violations of applicable laws, rules and regulations or of our codes, policies and procedures;

•reviewing the type and extent of any non-audit work to be performed by the independent registered public accounting firm and its compatibility with their continued objectivity and independence, and to the extent consistent, pre-approving all non-audit services to be performed;

•reviewing and approving the Audit Committee Report to be included in the Annual Report on Form 10-K; and

•reviewing the adequacy of the Audit Committee charter on an annual basis.

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

Compensation Committee

The functions of the Compensation Committee pursuant to its charter include:

•reviewing and approving the goals and objectives of HLS and HEP relevant to the compensation of the officers of HLS for whom the Compensation Committee determines compensation;

•determining compensation for the officers of HLS for whom the Compensation Committee determines compensation;

•reviewing director compensation and making recommendations to the Board regarding the same;

•overseeing the preparation of the Compensation Discussion and Analysis to be included in the Annual Report and preparing the Compensation Committee Report to be included in the Annual Report;

•reviewing the Company’s executive compensation plans with respect to behavioral, operational and other risks;

•administering and making recommendations to the Board with respect to HEP’s equity plan and HLS’s annual incentive plan; and

•reviewing the adequacy of the Compensation Committee charter on an annual basis.

Since the Compensation Committee is not comprised of all independent directors, equity awards, including performance goals applicable to such awards, if applicable, are approved by the full Board.

In January 2018, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as the compensation consultant, to provide advice relating to executive and non-management director compensation matters. At the time the Compensation Committee selected Meridian as its independent compensation consultant, and during the first quarter of every year since engaging Meridian, the Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to HLS or us, the fees paid by us to Meridian as a percentage of Meridian’s total revenues, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the Compensation Committee, HLS and us, any personal or business relationship between Meridian and a member of the Compensation Committee or one of HLS’s executive officers and whether Meridian owned any of our common units. In addition to the foregoing, the Compensation Committee annually receives an independence letter from Meridian, as well as other documentation addressing the firm’s independence. Meridian reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that Meridian is independent and that neither we nor HLS have any conflicts of interest with Meridian.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board are Messrs. Jennings and Lee and Ms. LaFollette. Mr. Jennings also serves as the Chief Executive Officer of HLS. None of the members who served on the Compensation Committee at any time during 2020 had any relationship requiring disclosure under Item 13 of this annual report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board or our Compensation Committee. No executive officer of HLS served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee, except that Mr. Jennings also serves as the Chief Executive Officer and President of HFC.

Report of the Audit Committee for the Year Ended December 31, 2020

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved the selection of Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2020. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB") and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2020 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the PCAOB, the SEC and the New York Stock Exchange;

•discussed with Ernst & Young LLP matters relating to its independence and received the written disclosures and letter from Ernst & Young LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning the firm’s independence;

•discussed with Holly Energy Partners, L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits and met with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of Holly Energy Partners, L.P.’s financial reporting; and

•considered whether Ernst & Young LLP’s provision of non-audit services to Holly Energy Partners, L.P. is compatible with the auditor’s independence.

The Audit Committee charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All fees for audit, audit-related and tax services as well as all other fees presented under Item 14 “Principal Accountant Fees and Services” were approved by the Audit Committee in accordance with its charter.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2020 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020 for filing with the SEC.

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

For 2020, non-employee directors were entitled to receive an annual cash retainer, payable in cash, in addition to an annual equity retainer in the form of an award of restricted units described in the following table.

In February 2020, the Board appointed Larry R. Baldwin as Presiding Director in light of Mr. Jennings becoming an executive officer of HFC and HLS in January 2020. In connection with Mr. Baldwin’s appointment as Presiding Director, the Board approved a presiding director annual cash retainer of $25,000. As an executive officer of HFC and HLS, Mr. Jennings does not receive any compensation for service on the Board.

In October 2020, the Board approved non-employee director compensation for 2021. The only change from 2020 was the replacement of restricted units with phantom units as the form of the annual equity retainer to make the non-employee director equity awards consistent, in type, with the HLS employee equity awards. The awards that were granted in October 2020 (for 2021 services) were in the form of phantom units.

	Compensation in 2020	Compensation in 2021
Annual cash retainer	$100,000	$100,000
Annual cash retainer for the Presiding Director	$25,000	$25,000
Annual equity retainer (1)	$105,000	$105,000
Annual cash retainer for the Chairman of the Board (2)	$75,000	$75,000
Annual cash retainer for Chairmen of committees (2)	$25,000	$25,000
__________________

(1)	The annual award is comprised of a number of phantom or restricted units, as applicable to the year, equal to the annual equity retainer divided by the closing price of a common unit on the date of grant, with the number of phantom or restricted units, as applicable, rounded up in the case of fractional shares.
(2)	In light of his appointment as an officer of HFC and HLS, beginning January 1, 2020, Mr. Jennings does not receive any compensation for serving as Chairman of the Board or Chairman of the Compensation Committee of HLS.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (the "Long-Term Incentive Plan") in the form of restricted units (with respect to 2020) or phantom units (with respect to 2021), with the number of awards calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the awards to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distribution equivalents paid with respect to outstanding awards, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

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

None of our non-employee directors participated in the NQDC Plan in 2020. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis–Overview of 2020 Executive Compensation Components and Decisions–Retirement and Benefit Plans–Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

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

As of December 31, 2020, all of our then-current directors were in compliance with the unit ownership and retention policy or were within the five-year grace period provided in the policy.

Anti-Hedging and Anti-Pledging Policy

All of our directors are subject to our Insider Trading Policy, which, among other things, prohibits directors from entering into short sales or hedging or pledging our common units and HFC common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits directors and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HFC securities (or derivatives thereof), including through, among other mechanisms, the purchase of financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds) or other transactions that are designed to hedge or offset any decrease in the market value of shares of our common stock, regardless of how the securities (or derivatives thereof) were acquired. Additionally, all employees, including our named executive officers, are prohibited from holding shares of our common stock in a margin account or otherwise pledging shares of our common stock as collateral for a loan.

Director Compensation Table

The table below sets forth the compensation earned in 2020 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Larry R. Baldwin	$150,000	$105,003	$255,003
Christine B. LaFollette	$100,000	$105,003	$205,003
James H. Lee	$100,000	$105,003	$205,003
Eric L. Mattson	$125,000	$105,003	$230,003
__________________

(1)     Mr. Jennings is not included in this table because he received no additional compensation for his service on the Board since, during 2020, Mr. Jennings was an executive officer of HFC and HLS. The compensation paid by HFC to Mr. Jennings in 2020 will be shown in HFC’s 2021 Proxy Statement. A portion of the compensation paid to Mr. Jennings by HFC in 2020 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)    Reflects the aggregate grant date fair value of phantom units granted to non-employee directors, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2020, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On October 29, 2020, Messrs. Baldwin, Lee and Mattson and Ms. LaFollette received an award of 8,809 phantom units that vests on December 1, 2021, subject to continued service on the Board. As of December 31, 2020, these are the only phantom units held by our current non-employee directors. For additional information regarding the annual phantom unit grants, please refer to the “Director Compensation” narrative above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2020 to the extent the Compensation Committee and the Board, or our Chief Executive Officer determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2020, our “Named Executive Officers” were:

Name	Position with HLS in 2020
Michael C. Jennings	Chief Executive Officer
John Harrison	Senior Vice President, Chief Financial Officer and Treasurer
Richard L. Voliva III	President
Mark T. Cunningham	Senior Vice President, Operations and Engineering
Vaishali S. Bhatia	Senior Vice President, General Counsel and Secretary

Certain of our Named Executive Officers are also officers of HFC or provide services to HFC. During 2020:

•Mr. Cunningham spent all of his professional time managing our business and affairs and did not provide any services to HFC.
•Messrs. Jennings, Voliva and Harrison and Ms. Bhatia, who we generally refer to as the “HFC Shared Officers,” also served as executive officers of HFC and devoted as much of their professional time as was necessary to oversee the management of our business and affairs. All compensation paid to such executive officers by HFC is paid and determined by HFC, without input from the Compensation Committee. For 2020, Mr. Voliva was the only HFC Shared Officer that received direct compensation from us as discussed below.

Fees and Reimbursements for Compensation of Named Executive Officers

•Administrative Fee Covers HFC Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC (currently $2.6 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and office space, furnishings and equipment. None of the services covered by the administrative fee are assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HFC Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. Typically we reflect our allocated amounts into cash compensation columns of the Summary Compensation Table, namely within the Base Salary column. For the 2020 year, the portion of compensation for certain Named Executive Officers exceeded base salaries, so there was a portion of compensation allocations that were reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table reflecting amounts earned pursuant to the HFC annual incentive bonus plan. A discussion of the non-equity incentive compensation payable by HFC will be disclosed in HFC’s 2021 Proxy Statement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

•Reimbursements for Compensation of Dedicated HLS Officers. Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the dedicated HLS officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2020, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Cunningham. With respect to equity compensation paid by us to Mr. Cunningham and Mr. Voliva, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Compensation Decisions for Dedicated HLS Officers

•Generally. The Compensation Committee, pursuant to its charter, determines cash and bonus compensation only for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS and are not HFC Shared Officers. During 2020, HLS’s Chief Executive Officer, President and Chief Financial Officer were HFC Shared Officers, and as a result, the Compensation Committee did not set cash and bonus compensation for any executive officer. For 2020, the Compensation Committee made compensation recommendations, which were subsequently approved by the Board, for Mr. Cunningham and Mr. Voliva only with respect to long-term equity incentive awards. All other compensation provided to Mr. Cunningham, other than with respect to pension and retirement benefits as described below, for 2020 was determined by the Chief Executive Officer of HLS and is reported, in accordance with SEC rules, in the tables that follow.

•Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Mr. Cunningham in 2020 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Allocation of Compensation and Compensation Decisions for HFC Shared Officers

•Generally. HFC makes all decisions regarding the compensation paid to the HFC Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to the HFC Shared Officers for 2020 is allocated to the services they performed for us during 2020. The allocation was made based on the assumption that each of Messrs. Jennings, Voliva and Harrison and Ms. Bhatia spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2020:

Name	Percentage of Time
Michael C. Jennings	20%
John Harrison	25%
Richard L. Voliva III	30%
Vaishali S. Bhatia	25%

Because HFC made all decisions regarding the compensation paid to Messrs. Jennings, Voliva, Harrison and Ms. Bhatia for 2020, except for the decision to grant Mr. Voliva a long-term equity incentive award of HEP phantom units for his contributions to HEP during 2020, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Jennings and Voliva in 2020 will be disclosed in HFC’s 2021 Proxy Statement. The compensation paid by HFC to Mr. Harrison and Ms. Bhatia is discussed and disclosed in the tables that follow.

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

In the fourth quarter of 2019, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the mix and level of cash and long-term equity incentive compensation for Mr. Cunningham with a goal of providing competitive compensation for 2020 to retain him, while at the same time providing him incentives to maximize long-term value for us and our unitholders. In addition, in the fourth quarter of 2020, the Compensation Committee, with the assistance of the Chief Executive Officer, reviewed the contributions of Mr. Voliva, as President of HLS during the 2020 fiscal year, and made a recommendation to the Board that Mr. Voliva receive a long-term equity incentive grant of phantom units from our Long-Term Incentive Plan in recognition of his 2020 contributions to our business, including the advancement of business development opportunities and his oversight of growth projects.

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

The Compensation Committee generally makes compensation decisions for a given fiscal year in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year. Meridian provided information and advice to the Compensation Committee in 2019 with respect to matters related to executive and non-management director compensation for 2020 and in 2020 with respect to Mr. Voliva’s equity award.

The Compensation Committee, pursuant to its charter, determines cash and annual incentive compensation for only HLS’s Chief Executive Officer, President or Chief Financial Officer, if such officers are solely dedicated to HLS and are not HFC Shared Officers. For all HLS officers who are eligible to receive equity awards under HEP’s equity plans, the Compensation Committee will review and recommend to the Board for approval, long-term equity incentive compensation.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting equity compensation for the Named Executive Officers. In 2019, the Compensation Committee reviewed comparison data provided by the Compensation Consultant with respect to annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the incentive compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviewed such data to evaluate whether our incentive compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtained market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive equity compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2020 equity compensation included the following companies, which are representative of the companies with which we compete for talent:

American Midstream Partners, LP	Enable Midstream Partners, LP
Andeavor Logistics LP	EnLink Midstream Partners, LP
Black Stone Minerals, L.P.	Extraction Oil & Gas, Inc.
Buckeye Partners, L.P.	Phillips 66 Partners LP
Callon Petroleum Company	SemGroup Corporation
Carrizo Oil & Gas, Inc.	Shell Midstream Partners, L.P.
Centennial Resource Development, Inc.	Summit Midstream Partners, LP
Crestwood Equity Partners LP	TC Pipelines, LP

The peer group used for 2020 compensation was adjusted from the peer group used with respect to 2019 compensation due to consolidation and simplification across the midstream industry sector and recommendations from the Compensation Consultant.

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

Role of Named Executive Officers in Determining Executive Compensation

In making executive equity compensation decisions for 2020 for Mr. Cunningham, the Compensation Committee reviewed the total compensation provided to him in the prior year, his overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considered recommendations by the Chief Executive Officer and other factors in determining the appropriate final equity compensation amounts to recommend to the Board.

Various members of management facilitated the Compensation Committee’s consideration of equity compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself or herself. As described above, the Compensation Committee reviewed and made a recommendation to the Board as to the long-term equity compensation of Mr. Cunningham.

In the fourth quarter of 2020, the Chief Executive Officer and President reviewed information similar to that provided to the Compensation Committee for purposes of determining salary and bonus compensation for Mr. Cunningham. The Chief Executive Officer sets compensation for his direct reports who are solely dedicated to HLS and who do not serve as President of HLS, and the President sets compensation for his direct reports who are solely dedicated to HLS and who do not serve as Chief Financial Officer of HLS.

Overview of 2020 Executive Compensation Components and Decisions

The components of compensation received by Mr. Cunningham in 2020 are as follows:

•base salary;
•annual incentive cash bonus compensation;
•long-term equity incentive compensation;
•severance and change in control benefits;
•health and retirement benefits; and
•perquisites.

Each of these components is described in further detail in the narratives and/or tables that follow.

Base Salary

Base salary for Mr. Cunningham for 2020 was determined by the Chief Executive Officer of HLS in the fourth quarter of 2019. The Chief Executive Officer considered Mr. Cunningham’s position, level of responsibility and performance in 2019. The Chief Executive Officer also reviewed competitive market data relevant to his position. Following a review of the various factors listed above, Mr. Cunningham’s 2020 base salary was $333,500, which was effective January 1, 2020 and which represented a 3.5% increase from Mr. Cunningham’s 2019 base salary of $322,233.

Annual Incentive Cash Bonus Compensation

Target awards and performance metrics for the 2020 annual incentive plan for Mr. Cunningham were determined by the Chief Executive Officer of HLS in the fourth quarter of 2019.

The following table sets forth the minimum, target and maximum award opportunities (as a percentage of annual base salary) for Mr. Cunningham for 2020, and the portion of Mr. Cunningham’s target award opportunity that is allocated to each performance measure (as a percentage of his annual base salary).

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
To facilitate timely determination of award payouts, the measurement period for each of the above metrics covers four consecutive quarters starting with the fourth quarter of the preceding year (2019) and ending with the third quarter of the following year (2020).
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

(1)The EHS metric is divided into the following four equally weighted measures:
•Recordable Injury Rate, which is based on the number of employees out of 100 that have been involved in a recordable event.
•Lost Time Injury, which is based on the number of injuries causing an employee to miss work.
•Vehicle Incidents, which is based on the number of incidents generating greater than $5,000 of property damage per 1,000,000 miles driven by HEP employees.
•Employee Based Environmental Releases, which is based on loss of containment caused by an employee that is reportable to either a state or federal agency.
(2)The reliability metric is based on the weighted average Solomon Liquid Pipeline Availability.
(3)Operating Expense includes all direct and controllable cash operating costs, which includes Selling, General and Administrative (SG&A) costs. Budgeted costs exclude asset write-downs, impairments, inventory valuation charges, unbudgeted litigation and legal settlement costs, environmental charges resulting from events which occurred prior to the beginning of the performance period, variable energy and utility costs, and unbudgeted bonus expenses and costs related to unbudgeted new capital assets brought online and acquisitions made during the period. The metric is based on the actual cash operating expense of each segment versus the budgeted cash operating expense for each segment.

Financial Measures

The table below sets forth the threshold, target and maximum performance levels for each financial measure and the actual results for the financial measures in 2020:

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2020	Percent of Target Bonus Achievement
EBITDA (in millions)	$339	$359	$379	$345.1	65%
________________________
Payouts are interpolated between threshold and target and target and maximum.
Operational Measures

The table below sets forth the threshold, target and maximum performance levels for each operational measures and the actual results for the operational measures in 2020:

Metric	Threshold (50%)	Target (100%)	Maximum (250%)	Actual for 2020	Percent of Target Bonus Achievement
EH&S					140%
Recordable Injury Rate	1.0	0.80	0	0.62	192%
Lost Time Injuries	2	1	0	2	50%
Vehicle Incidents	1.8	1.4	0	1.33	118%
Employee Based Environmental Releases	3	2	0	1	200%
______________________
Payouts are interpolated between threshold and target and target and maximum, except that for the recordable injury rate, a rate of .60 equates to a 200% payout, for vehicle incidents, 1.0 incidents equates to a 200% payout, and for employee based environmental releases, 1 release equates to a 200% payout.

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2020	Percent of Target Bonus Achievement
Reliability	98.0% Available	98.75% Available	≥ 99.5% Available	100.00	200%
Operating Expense	5% over Budget	Budget	5% or more under Budget	4.9% under Budget	197%
_________________________
Payouts are interpolated between threshold and target and target and maximum.

The total percent of target bonus achieved for the operational measures was 175.4%.

Strategic and Individual Performance Measures

In addition to the measures mentioned above, a portion of the award for Mr. Cunningham was based on the President’s evaluation of Mr. Cunningham’s strategic and individual performance during the year. Mr. Cunningham achieved 100% of his target bonus for the strategic and individual performance measures.

2020 Performance
The following table sets forth Mr. Cunningham’s target bonus as a percentage of base salary and the actual payouts to Mr. Cunningham for 2020 as a percentage of base salary.

Name	Target Bonus	Financial Measures	Operational Measures	Strategic and Individual Measures	Percentage of Base Salary Earned	Percentage of Target Bonus Earned
Mark T. Cunningham	45%	11.7%	31.6%	13.5%	56.8%	126.2%

Long-Term Equity Incentive Compensation

The Long-Term Incentive Plan was adopted by the Board in August 2004 with the objective of:

•promoting our interests by providing equity incentive compensation awards to eligible individuals;

•enhancing our ability to attract and retain the services of individuals who are essential for our growth and profitability;

•encouraging those individuals to devote their best efforts to advancing our business; and

•aligning the interests of those individuals with the interests of our unitholders.

The Compensation Committee (and beginning in 2018, the Board) typically grants long-term equity incentive awards to dedicated HLS officers on an annual basis. Annual long-term equity incentive award grants are made in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the dedicated HLS officers. As a result, annual long-term equity incentive awards for the 2020 year were granted in October 2019 to the individuals who were dedicated HLS officers at that time. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2019 for the 2020 year are disclosed as 2019 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in October 2019) and are not included in the 2020 Grants of Plan-Based Awards table; however, because these awards relate to the 2020 year, they are described in greater detail below.

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

For the 2020 year, the Board awarded both phantom units and performance units to Mr. Cunningham. Due to SEC rules regarding the timing of disclosures, Mr. Cunningham’s awards with respect to the 2020 year are reflected in the Executive Compensation Tables below as awards granted in the 2019 year. The awards that are reflected in the Executive Compensation Tables during the 2020 year are awards that were granted in late 2020 with respect to the 2021 year, described in further detail below. It is generally our practice not to make long-term equity incentive award grants to the HFC Shared Officers. Any equity compensation awards granted by HFC for 2020 to any of the HFC Shared Officers will be disclosed in HFC’s 2021 Proxy Statement to the extent such individuals are “named executive officers” of HFC for the 2020 year. However, in recognition of Mr. Voliva’s contributions to the Company in 2020, which included his advancement of business development opportunities and his oversight of growth projects, the Board awarded phantom units to Mr. Voliva as described in greater detail below.

Phantom Unit Awards

In October 2019, Mr. Cunningham and, in October 2020, Mr. Voliva, were granted phantom units with respect to 2020 services. The number of phantom units awarded for both awards was initially recommended by the Compensation Committee, and approved by the Board. Mr. Cunningham’s award was in a dollar amount established according to his pay grade and the Compensation Committee consulted with Meridian in establishing the dollar amount of Mr. Voliva’s award. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in October 2019 and Mr. Voliva in October 2020 for the 2020 fiscal year:

Name	Number of Phantom Units
Richard L. Voliva III	54,531
Mark T. Cunningham	6,378
Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted to Mr. Cunningham in October 2019 vest in three equal annual installments according to the schedule below, subject to continued employment by the unitholder.

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

The phantom units granted to Mr. Voliva in October 2020 vest in three equal annual installments according to the schedule below, subject to continued employment by the unitholder.

Phantom Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Phantom Units Vested
Immediately following December 1, 2021	1/3
Immediately following December 1, 2022	2/3
Immediately following December 1, 2023	All

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

In October 2019, Mr. Cunningham was granted performance units with a performance period that began on January 1, 2020 and ends on December 31, 2022. An executive officer generally must remain employed through the end of the performance period to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described below in the section titled “Potential Payments upon Termination and Change in Control.”

With respect to the performance unit awards for the 2020 year, Mr. Cunningham was granted a target number of performance units. The target number was initially recommended by the Compensation Committee, and approved by the Board, in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Mr. Cunningham in October 2019 for the 2020 year:

Name	Target Number of Performance Units
Mark T. Cunningham	6,378

The Board determined that performance metrics for the October 2019 grants would consist of (a) actual EBITDA compared to target EBITDA and (b) total unitholder return during the performance period as measured against that of the following incentive peer group:

Archrock Partners, L.P.	PBF Logistics LP
Buckeye Partners, L.P.	Phillips 66 Partners LP
Crestwood Equity Partners LP	SemGroup Corporation
Delek Logistics Partners, LP	Shell Midstream Partners, L.P.
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	TC Pipelines, LP
MPLX LP

For the performance unit awards granted in October 2019 for the 2020 fiscal year:

•“EBITDA,” which determines 50% of the units earned at the end of the performance period, is defined as our earnings before interest, taxes, depreciation and amortization for each calendar year during the performance period. The Board believes EBITDA is an appropriate metric because it measures HEP’s profitability before the effects of items such as financings, capital expenditures and taxes.

•“total unitholder return,” which determines 50% of the units earned at the end of the performance period, is defined as (a) the appreciation in our unit price during the performance period (in dollars) plus cumulative distributions paid during the performance period plus any additional value or compensation received by unitholders such as units received from spinoffs, divided by (b) the closing price of our common units on the first business day of the performance period. The Compensation Committee believes total unitholder return is an appropriate metric because it (i) aligns the interests of management with the interests of unitholders and (ii) provides a useful means of comparing our overall performance relative to the overall performance of our incentive peer group.

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

Earned performance unit awards will be paid in the form of fully vested common units. Prior to vesting, distributions are paid on each outstanding performance unit, based on the target number of performance units subject to the award, at the same rate as distributions paid on our common units. The distributions are not subject to forfeiture.

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

Defined Contribution Plan

For 2020, Mr. Cunningham was eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $19,500 for 2020, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,500.

For 2020, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2020, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Mr. Cunningham were charged to us in 2020 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2020, Mr. Cunningham was eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, including, for 2020, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. In 2019 (and prior years) participants in the NQDC Plan were required to contribute the maximum contribution allowed under the 401(k) Plan before deferrals would be permitted in the NQDC Plan. On and after January 1, 2020, participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Mr. Cunningham were charged to us in 2020 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Mr. Cunningham were charged to us in 2020 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. We provided a reserved parking space for Mr. Cunningham in 2020. In addition, we may also reimburse our executive officers for limited entertainment expenses that we deem to serve a business purpose and provide personal benefits to our executive officers in limited circumstances associated with executive team-building and strategy planning events.

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

We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HFC. The material terms and the quantification of the potential amounts payable under the Change in Control Agreement in effect with Mr. Cunningham in 2020 are described below in the section titled “Potential Payments upon Termination or Change in Control.” We bear all costs and expenses associated with this agreement.

HFC has entered into Change in Control Agreements with Messrs. Jennings, Voliva and Harrison and Ms. Bhatia, which were in effect during 2020 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements with Messrs. Jennings and Voliva will be described in HFC’s 2021 Proxy Statement.

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

As of December 31, 2020, Mr. Cunningham was in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

All of our employees, including our named executive officers, are subject to our Insider Trading Policy, which, among other things, prohibits employees from entering into short sales or hedging or pledging shares of our common units and HFC common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits employees, including our named executive officers, and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HFC securities (or derivatives thereof), including through, among other mechanisms, the purchase of financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds) or other transactions that are designed to hedge or offset any decrease in the market value of shares of our common stock, regardless of how the securities (or derivatives thereof) were acquired. Additionally, all employees, including our named executive officers, are prohibited from holding shares of our common stock in a margin account or otherwise pledging shares of our common stock as collateral for a loan.

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

2021 Compensation Decisions

Long-Term Equity Incentive Compensation

In October 2020, the Board approved annual grants of phantom units and performance units for Mr. Cunningham. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2020 for the 2021 year are disclosed as 2020 compensation in the Summary Compensation Table and are reported in the 2020 Grants of Plan-Based Awards table below. These awards are also described in greater detail in the narrative that follows.

Phantom Unit Awards

In October 2020, Mr. Cunningham was granted phantom units. The number of phantom units awarded to Mr. Cunningham was determined in the same manner as the October 2019 phantom unit awards described above. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in October 2020 for the 2021 year:

Name	Number of Phantom Units
Mark T. Cunningham	13,635

Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted in October 2020 to Mr. Cunningham vest in three equal annual installments to be fully vested and nonforfeitable after December 1, 2023, as follows:

Phantom Unit Vesting Criteria
Vesting Date (1)	Cumulative Amount of Phantom Units Vested
Immediately following December 1, 2021	1/3
Immediately following December 1, 2022	2/3
Immediately following December 1, 2023	All

    (1) Vesting will occur on the first business day following December 1 if December 1 falls on a Saturday or a Sunday. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described in greater detail below in the section titled “Potential Payments upon Termination and Change in Control.”

Performance Unit Awards

In October 2020, Mr. Cunningham was granted performance units with a performance period that began on October 1, 2020 and ends on September 30, 2023. The target number of performance units awarded to Mr. Cunningham was determined in the same manner as the October 2019 performance unit awards described above. The following table sets forth the target number of performance units granted to Mr. Cunningham in October 2020 for the 2021 year:

Name	Target Number of Performance Units
Mark T. Cunningham	13,635

The Board determined that performance metrics for the October 2020 grants would consist of (a) actual EBITDA compared to target EBITDA and (b) total unitholder return during the performance period as measured against that of the following incentive peer group:

Archrock Partners, L.P.	PBF Logistics LP
Crestwood Equity Partners LP	Phillips 66 Partners LP
Delek Logistics Partners, LP	Shell Midstream Partners, L.P.
Enable Midstream Partners, LP	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	TC Pipelines, LP
MPLX LP

For the performance unit awards granted in October 2020 for the 2021 fiscal year, “EBITDA” for each 12 month period and “total unitholder return” are calculated in the same manner as they are calculated for the performance units granted in October 2019 for the 2020 fiscal year.

The actual number of performance units earned at the end of the performance period will be determined in the same manner as the performance units granted in October 2019 for the 2020 fiscal year.

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

Mr. Cunningham must be employed by us on December 1, 2023 (or the first business day thereafter if such date falls on a Saturday or Sunday) to receive payment of the earned performance unit awards, except as described below in “Executive Compensation-Potential Payments Upon Termination or Change in Control.” Earned performance share awards will be paid in the form of fully vested common units. Prior to vesting, distributions are paid on each outstanding performance unit, based on the target number of performance units subject to the award, at the same rate as distributions paid on our common units. The distributions are not subject to forfeiture.

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

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Michael C. Jennings Chief Executive Officer (5)	2020	$1,140,000	$—	$—	$387,557	$—	$1,527,557
John Harrison Senior Vice President, Chief Financial Officer and Treasurer (7)	2020	$219,362	$—	$—	$—	$—	$219,362
Richard L. Voliva III President (5)	2020	$675,000	$—	$650,010	$174,853	$—	$1,499,863
	2019	620,989	—	—	—	—	620,989
	2018	650,000	—	—	4,215	—	654,215
Mark T. Cunningham Senior Vice President, Operations and Engineering	2020	$333,500	$—	$332,449	$187,697	$65,898	$919,544
	2019	322,233	—	306,847	180,078	63,638	872,796
	2018	312,090	60,600	300,046	66,660	55,185	794,581
Vaishali S. Bhatia Senior Vice President, General Counsel and Secretary (6)	2020	$400,000	$—	$—	$10,672	$—	$410,672
	2019	$229,987	$—	$—	$—	$—	229,987

(1)    Represents the discretionary bonus amount, if any, paid pursuant to the individual performance metric under our Annual Incentive Plan and any other bonus paid outside our Annual Incentive Plan. Other payments made under our Annual Incentive Plan are included in the “Non-Equity Incentive Plan Compensation” column.
(2)    Represents the aggregate grant date fair value of awards of restricted units or phantom units and performance units made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2020 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

    For Mr. Cunningham, awards for the 2019 fiscal year granted in November 2018 are reported in the “Unit Awards” column of the Summary Compensation Table for 2018, awards for the 2020 fiscal year granted in October 2019 are reported in the “Unit Awards” column of the Summary Compensation Table for 2019, and awards for the 2021 fiscal year granted in

October 2020 are reported in the “Unit Awards” column of the Summary Compensation Table for 2020, in each case, in accordance with SEC rules.

The performance share units awarded in October 2020 are subject to a “market condition” (the total unitholder return (“TUR”) performance metric) and a “performance condition” (earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance metric). For purposes of determining the grant date fair value of the performance share units granted in October 2020, in accordance with SEC rules and FASB ASC Topic 718, we have assumed an aggregate settlement of 104.55%, which includes a settlement of 54.55% of the TUR portion of the award and 50% of the EBITDA portion of the award. The maximum payout of the aggregate awards, however, could be up to 200%. If the EBITDA portion of the award was settled at the maximum payout level of 200% (resulting in settlement of the aggregate award in an amount equal to 154.55%), the grant date fair value of the performance share unit awards granted to Mr. Cunningham would be $251,178. See “Compensation Discussion and Analysis–2021 Compensation Decisions–Long-Term Equity Incentive Compensation– Performance Unit Awards.”

For Mr. Voliva, represents an October 2020 grant of phantom units in recognition of his contributions to the Company for the 2020 fiscal year, including his advancement of business development opportunities and his oversight of growth projects.

The terms of the phantom unit and performance unit awards granted in October 2020 are described under “Compensation Discussion and Analysis–2021 Compensation Decisions–Long-Term Equity Incentive Compensation.” For additional information on outstanding phantom unit and performance unit awards, see below under “Outstanding Equity Awards at Fiscal Year End.”

(3)    Represents the bonus amount, if any, paid under our Annual Incentive Plan. The 2020 bonus amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis–Overview of 2020 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” See note 5 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Jennings and Voliva and Ms. Bhatia for 2020. Although these amounts are reported in the “Non-Equity Incentive Plan Compensation” column, they represent incentive compensation determined by and earned pursuant to the HFC annual incentive bonus program.

(4)    For 2020, includes the compensation as described under “All Other Compensation” below.

(5)    During 2020, each of these officers split his professional time between HFC and us, and all compensation paid to him for 2020 was determined and paid by HFC, other than the grant of HEP phantom units made by us in recognition of Mr. Voliva’s contributions to the Company in 2020. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2020 is allocated to the services he performed for us during 2020. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his professional time in 2020 on our business and affairs:

Name	Percentage of Time
Michael C. Jennings	20%
Richard L. Voliva III	30%

    As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2020 has been reported in this table, and the allocated amount has been solely attributed in the table above to his base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to his name above. The total compensation paid by HFC to Messrs. Jennings and Voliva (including the portion of their salary and non-equity incentive compensation reported in this table), and a discussion of how the total amount of his or her non-equity incentive plan compensation for 2020 was determined, will be disclosed in HFC’s 2021 Proxy Statement.
(6)    During 2020, Ms. Bhatia split her professional time between HFC and us, and all compensation paid to her for 2020 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to her for 2020 is allocated to the services she performed for us during 2020. The allocation was made based on the assumption that she spent, in the aggregate, approximately 25% of her professional time in 2020 on our business and affairs.

As a result, only the designated percentage of the total amount of compensation Ms. Bhatia received from HFC for 2020 has been reported in this table, and the allocated amount has been solely attributed in the table above to her base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to her by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by 25%. The total compensation paid by HFC to Ms. Bhatia in 2020 (including the portion of her salary reported in this table) is as follows: (i) salary of $400,000 for the entirety of 2020, (ii) stock awards of $826,056, which reflects the aggregate grant date fair value of awards of restricted stock units and performance share units granted by HFC to Ms. Bhatia in November 2020 (18,477 restricted stock units and 18,477 performance share units (at target), based on a grant date closing price of $21.65 for HFC’s common stock), calculated in accordance with FASB ASC Topic 718, (iii) $348,356 pursuant to HFC’s 2020 annual incentive cash compensation program, (iv) $25,804 in 401(k) plan matching contributions and retirement contributions in 2020 and (v) $42,471 in NQDC Plan matching contributions and retirement contributions in 2020. For additional information regarding HFC’s compensation arrangements, please refer to HFC’s 2021 Proxy Statement.

(7)    During 2020, Mr. Harrison split his professional time between HFC and us, and all compensation paid to him for 2020 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to him for 2020 is allocated to the services he performed for us during 2020. The allocation was made based on the assumption that he spent, in the aggregate, approximately 25% of his professional time in 2020 on our business and affairs.

As a result, only the designated percentage of the total amount of compensation Mr. Harrison received from HFC for 2020 has been reported in this table, and the allocated amount has been solely attributed in the table above to his base salary. This amount represents the aggregate dollar value of total compensation paid to him by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by 25%. The total compensation paid by HFC to Mr. Harrison in 2020 (including the portion of his salary reported in this table) is as follows: (i) salary of $281,277 for the entirety of 2020, (ii) stock awards of $333,497, which reflects the aggregate grant date fair value of awards of restricted stock units and performance share units granted by HFC to Mr. Harrison in November 2020 (9,009 restricted stock units and 6,005 performance share units (at target), based on a grant date closing price of $21.65 for HFC’s common stock), calculated in accordance with FASB ASC Topic 718, (iii) $202,039 pursuant to HFC’s 2020 annual incentive cash compensation program, (iv) $35,625 in 401(k) plan matching contributions and retirement contributions in 2020, and (v) $25,010 in NQDC Plan matching contributions and retirement contributions in 2020. For additional information regarding HFC’s compensation arrangements, please refer to HFC’s 2021 Proxy Statement.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2020 in the Summary Compensation Table above.

Name (1)	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Total
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$17,100	$18,525	$14,531	$15,742	$65,898
Vaishali S. Bhatia	—	—	—	—	—
______________
(1)The value of the perquisites provided by us to our Named Executive Officers in 2020 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2020. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan, as “PHUA” for phantom unit awards, and as “PUA” for performance unit awards. Messrs. Jennings and Harrison and Ms. Bhatia did not receive any plan-based awards from us during 2020.

The phantom unit grant reported below for Mr. Voliva was granted in October 2020 for the 2020 fiscal year and is reported in this table as 2020 compensation in accordance with the SEC rules. The phantom unit and performance unit grants reported below for Mr. Cunningham were granted in October 2020 for the 2021 fiscal year and are reported in this table as 2020 compensation in accordance with SEC rules. Mr. Voliva’s award is described in greater detail above under “Compensation Discussion and Analysis–2020 Compensation Decisions–Long-Term Equity Incentive Compensation” and Mr. Cunningham’s awards are described in greater detail above under “Compensation Discussion and Analysis–2021 Compensation Decisions–Long-Term Equity Incentive Compensation.” Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. In accordance with SEC rules, the annual long-term equity incentive awards granted in October 2019 for the 2020 fiscal year were previously reported as 2019 compensation in the Grants of Plan-Based Awards table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

	Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Equity Awards	Grant Date Fair Value (5)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
John Harrison	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva	PHUA	10/29/2020	—	—	—	—	—	—	54,531 (3)	$650,010
Mark T. Cunningham	AICP		$75,038	$150,075	$300,150
	PUA	10/29/2020				6,818	13,635	27,270		$169,920
	PHUA	10/29/2020							13,635 (4)	$162,529
Vaishali S. Bhatia	—	—	—	—	—	—	—	—	—	—

(1)    Represents the potential payouts for awards granted under our annual incentive cash compensation program, which were subject to achieving certain performance targets with respect to financial measures, operational measures and strategic and individual measures. Amounts reported (a) in the “Threshold” column reflect 50% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the award, (b) in the “Target” column reflect 100% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the target amount payable under the award, and (c) in the “Maximum” column reflect 200% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the maximum amount payable under the award. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the financial measures, operational measures and strategic and individual measures under the annual incentive cash compensation program, then 0% of the named executive officer’s target award opportunity will be earned. The performance targets and target awards are described under “Compensation Discussion and Analysis–Overview of 2020 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” Although these awards were granted in the fourth quarter of 2019, they represent the 2020 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2020. Amounts paid to Messrs. Jennings and Voliva and Ms. Bhatia for 2020 were earned and paid pursuant to the HFC annual incentive bonus program and are not included in this Grants of Plan-Based Awards table. A full discussion and reporting of those amounts will be disclosed in HFC’s 2021 Proxy Statement.
(2)    Represents the potential number of performance units payable under the Long-Term Incentive Plan. Amounts reported (a) in the “Threshold” column reflect 50% of the target number of performance units awarded to the named executive officer, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the performance unit awards, (b) in the “Target” column reflect 100% of the target number of performance units awarded to the named executive officer, which is the target amount payable under the performance unit awards, and (c) in the “Maximum” column reflect 200% of the target number of performance units awarded to the named executive officer, which is the maximum amount payable under the performance unit awards. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the EBITDA and total unitholder return performance metrics applicable to the performance unit awards, then 0% of the target number of performance units awarded will be earned. The number of units paid at the end of the performance period may vary from the target amount, based on our achievement of specified performance measures. The terms of the performance unit awards granted in October 2020 for the 2021 fiscal year are described above under “Compensation Discussion and Analysis–2021 Compensation Decisions–Long-Term Equity Incentive Compensation–Performance Unit Awards.”

(3)    Represents an award of phantom units. The terms of the phantom unit awards granted in October 2020 are described above under “Compensation Discussion and Analysis–Overview of 2020 Executive Compensation Components and Decisions–Long-Term Equity Incentive Compensation–Phantom Unit Awards.”

(4)    Represents an award of phantom units. The terms of the phantom unit awards granted in October 2020 for the 2021 fiscal year are described above under “Compensation Discussion and Analysis–2021 Compensation Decisions–Long-Term Equity Incentive Compensation–Phantom Unit Awards.”

(5)    Represents the grant date fair value determined pursuant to FASB ASC Topic 718, based on a closing price of our common units of $11.92 on October 29, 2020. The value of performance units granted on October 29, 2020 reflects a probable settlement percentage of 104.55%. See note 2 to the Summary Compensation Table for additional information regarding the aggregate probable settlement percentage calculation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding phantom units and performance units held by each Named Executive Officer as of December 31, 2020, including awards that were granted prior to 2020. The value of these awards was calculated based on a price of $14.20 per unit, the closing price of our common units on December 31, 2020. Messrs. Jennings and Harrison and Ms. Bhatia do not hold any outstanding equity awards under our Long-Term Incentive Plan, and the table below does not reflect any outstanding HFC equity awards held by any of our Named Executive Officers.

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

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	PHUA	54,531	$774,340	—	—
Mark T. Cunningham	PHUA	19,627	$278,703
	PUA			25,233	$358,309
Vaishali S. Bhatia	—	—	—	—	—

(1)    Includes the following phantom unit awards granted by us:
•in November 2018 to Mr. Cunningham (5,220), of which one third vested on December 1, 2019, one third vested on December 1, 2020 and the remaining one third vests on December 1, 2021;
•in October 2019 to Mr. Cunningham (6,378), of which one third vested on December 1, 2020, one third vests on December 1, 2021 and the remaining one third vests on December 1, 2022; and
•in October 2020 to Mr. Voliva (54,531) and to Mr. Cunningham (13,635), of which one third vests on December 1, 2021, one third vests on December 1, 2022 and the remaining one third vests on December 1, 2023.

(2)    Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):
•in November 2018 to Mr. Cunningham (5,220), with a performance period that ends on December 31, 2021;
•in October 2019 to Mr. Cunningham (6,378), with a performance period that ends on September 30, 2022 and a service period that ends on December 1, 2022 (or the first business day thereafter if such date is a Saturday or a Sunday); and
•in October 2020 to Mr. Cunningham (13,635), with a performance period that ends on September 30, 2023 and a service period that ends on December 1, 2023 (or the first business day thereafter if such date is a Saturday or a Sunday).

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2020 of phantom unit and/or performance unit awards held by the Named Executive Officers. Messrs. Jennings and Harrison and Ms. Bhatia do not currently hold any equity awards under our Long-Term Incentive Plan, and neither they, nor Mr. Voliva, had any equity awards under our Long-Term Incentive Plan that vested during 2020. The table below does not reflect any information regarding the vesting in 2020 of any HFC equity awards held by any of our Named Executive Officers. To date, we have not granted any unit options.

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

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael C. Jennings	—	—
John Harrison	—	—
Richard L. Voliva III	—	—
Mark T. Cunningham	9,747 (1)	$141,986
Vaishali S. Bhatia	—	—

(1)Includes the following number of common units (shown in column (b) below) that became payable to the executive officer on February 10, 2021 following the Board’s certification that the applicable standards for the target performance units granted to the executive officer in November 2017 (shown in column (a) below), the performance period for which ended December 31, 2020, had been met (based on a performance percentage of 119%), which performance units are treated, in accordance with SEC rules, as vesting during 2020:

Name	Performance Units Granted in November 2017 (a)	Number of Common Units (b)
Mark T. Cunningham	3,861	4,594

Nonqualified Deferred Compensation

In 2020, Messrs. Jennings, Voliva, Cunningham and Harrison and Ms. Bhatia participated in the NQDC Plan. In 2020, the NQDC Plan functioned as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2020, the annual deferral contribution limit under the 401(k) Plan was $19,500, and the annual compensation limit was $285,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Prior to 2020, participants in the NQDC Plan were required to contribute the maximum contribution allowed under the 401(k) Plan before deferrals would be permitted in the NQDC Plan. On and after January 1, 2020, participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible employees may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation and certain other items. In 2020, eligible participants were required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2020, the catch-up contribution limit was $6,500. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the year immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2020, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the 401(k) Plan, except as follows:

•the 401(k) Plan offers the Mid Cap Value R1 Fund, Principal Stable Value Z Fund, Principal Self-Directed Brokerage Account, and the stock of HFC; and
•the NQDC Plan instead offers the American Century Mid-Cap Value I Fund, Victory Munder Mid-Cap Core Growth R6 Fund, AllianzGI NFJ Small Cap Value I Fund, and Vanguard Federal Money Market Investor Fund.

The following table lists the investment options for the NQDC Plan in 2020 with the annual rate of return for each fund:

Investment Funds	Rate of Return
AllianzGI NFJ Small Cap Value I Fund	(4.23)%
American Century Mid-Cap Value I Fund	1.88%
Fidelity Contrafund	32.50%
Harbor Capital Appreciation Inst Fund	54.43%
Hartford SmallCap Growth Y Fund	32.32%
Invesco Oppenheimer Developing Markets R6 Fund	17.66%
Invesco Oppenheimer International Growth R6 Fund	22.40%
LargeCap S&P 500 Index Inst Fund	18.14%
MidCap S&P 400 Index Inst Fund	13.43%
PIMCO Total Return Instl Fund	8.88%
SmallCap S&P 600 Index Inst Fund	11.22%
T. Rowe Price Retirement 2005 Fund	11.24%
T. Rowe Price Retirement 2010 Fund	11.90%
T. Rowe Price Retirement 2015 Fund	12.57%
T. Rowe Price Retirement 2020 Fund	13.19%
T. Rowe Price Retirement 2025 Fund	14.69%
T. Rowe Price Retirement 2030 Fund	15.90%
T. Rowe Price Retirement 2035 Fund	17.05%
T. Rowe Price Retirement 2040 Fund	18.11%
T. Rowe Price Retirement 2045 Fund	18.65%
T. Rowe Price Retirement 2050 Fund	18.68%
T. Rowe Price Retirement 2055 Fund	18.55%
T. Rowe Price Retirement 2060 Fund	18.47%
Vanguard Equity-Income Adm. Fund	3.13%
Vanguard Federal Money Market Investor Fund	0.45%
Vanguard Total Bond Market Index Institutional Fund	7.74%
Vanguard Total International Stock Index Institutional Fund	11.28%
Victory Munder Mid-Cap Core Growth R6 Fund	20.29%
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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Mr. Cunningham were charged to us in 2020 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan account for Mr. Cunningham. Even though Messrs. Jennings, Harrison, Voliva and Ms. Bhatia were also participants in the NQDC Plan in 2020, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HFC during 2020. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Jennings and Voliva, will be provided in HFC’s 2021 Proxy Statement.

Name	Executive Contributions in 2020 (1)	Company Contributions in 2020 (2)	Aggregate Earnings in 2020	Aggregate Withdrawals/ Distributions in 2020	Aggregate Balance at December 31, 2020 (3)
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$166,917	$30,272	$65,884	—	$1,362,781
Vaishali S. Bhatia	—	—	—	—	—
_______________

(1)    The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2020.

(2)    These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2020.

(3)    The aggregate balance for Mr. Cunningham reflects the cumulative value, as of December 31, 2020, of his and employer-provided contributions to the NQDC Plan for his account, and any earnings on these amounts, since he began participating in the NQDC Plan in 2012. We reported executive and company contributions for Mr. Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2020	Years Prior to 2020
Mark T. Cunningham	$197,189	$1,008,117

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

Change in Control Agreements

HFC has entered into a Change in Control Agreement with each of Messrs. Jennings, Voliva and Harrison and Ms. Bhatia. Payments and benefits under the HFC Change in Control Agreements are triggered only upon certain termination events in connection with a change in control of HFC. A summary of the terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreement with Messrs. Jennings and Voliva, will be disclosed in HFC’s 2021 Proxy Statement.

We entered into a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and bear all costs and expenses associated with such agreement. We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, which agreement was terminated on October 31, 2016 when he entered into a Change in Control Agreement with HFC. Therefore the only Change in Control Agreement that we maintained with a Named Executive Officer during 2020 was Mr. Cunningham’s agreement.

Each Change in Control Agreement under our Change in Control Policy terminates on the day prior to the three-year anniversary of its effective date, and thereafter automatically renews for successive one-year terms (on each anniversary date thereafter) unless a cancellation notice is given by us 60 days prior to the automatic extension date. The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of HFC, HLS, HEP Logistics or HEP (1) the executive’s employment is terminated by HFC, HLS, HEP Logistics or HEP without “Cause,” by the employee for “Good Reason,” or as a condition of the occurrence of the transaction constituting the “Change in Control,” or (2) the executive does not remain employed by HFC, HLS, HEP Logistics or HEP or any of their respective affiliates or the executive is not offered employment with HFC, HLS, HEP, HEP Logistics or any of their affiliates on substantially the same terms in the aggregate as his previous employment within 30 days after the termination, then the executive will receive the following cash severance amounts paid by us:

•an amount equal to his accrued and unpaid salary, unreimbursed expenses and accrued vacation pay; and

•a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of the date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier is 1.0 for Mr. Cunningham.

The executive will also receive continued participation by the executive and his or her dependents in medical and dental benefits for the number of years equal to the executive’s designated severance multiplier, which, in the case of Mr. Cunningham, is one year.

For purposes of the Change in Control Agreements, a “Change in Control” occurs if:

•a person or group of persons (other than HFC or any of its wholly-owned subsidiaries; HLS, HEP, HEP Logistics or any of their subsidiaries) becomes the beneficial owner of more than 50% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics or more than 50% of the outstanding common stock or membership interests, as applicable of HFC or HLS;
•the individuals who as of the date of grant constituted a majority of HFC’s Board of Directors and individuals whose election by HFC’s Board of Directors, or nomination for election by the holders of the voting securities of HFC, was approved by a vote of at least two-thirds of the directors, cease for any reason to constitute a majority of HFC’s Board of Directors;
•the consummation of a merger, consolidation or recapitalization of HFC, HLS, HEP or HEP Logistics resulting in the holders of voting securities of HFC, HLS, HEP or HEP Logistics, as applicable, prior to the merger or consolidation owning less than 50% of the combined voting power of the voting securities of HFC, HLS, HEP or HEP Logistics, as applicable, or a recapitalization of HFC, HLS, HEP or HEP Logistics in which a person or group becomes the beneficial owner of securities of HFC, HLS, HEP or HEP Logistics, as applicable, representing more than 50% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics, as applicable;
•the holders of voting securities of HFC or HEP approve a plan of complete liquidation or dissolution of HFC or HEP, as applicable; or
•the holders of voting securities of HFC or HEP approve the sale or disposition of all or substantially all of the assets of HFC or HEP, as applicable, other than to an entity holding at least 60% of the combined voting power of the voting securities immediately prior to such sale or disposition.

For purposes of the Change in Control Agreements, “Cause” is defined as:

•the engagement in any act of willful gross negligence or willful misconduct on a matter that is not inconsequential; or
•conviction of a felony.

For purposes of the Change in Control Agreements, “Good Reason” is defined as, without the express written consent of the executive:

•a material reduction in the executive’s (or his supervisor’s) authority, duties or responsibilities;
•a material reduction in the executive’s base compensation; or
•the relocation of the executive to an office or location more than 50 miles from the location at which the executive normally performed the executive’s services, except for travel reasonably required in the performance of the executive’s responsibilities.

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

Long-Term Equity Incentive Awards

The outstanding long-term equity incentive awards granted under the Long-Term Incentive Plan to our Named Executive Officers vest upon a “Special Involuntary Termination,” which occurs when, within 60 days prior to or at any time after a “Change in Control”:

•the executive’s employment is terminated, other than for “Cause,” or

•the executive resigns within 90 days following an “Adverse Change.”

All outstanding performance units granted in 2018 and 2019 will vest at 200% in the event of a Special Involuntary Termination and all outstanding performance units granted in 2020 will vest at 100% (target) in the event of a Special Involuntary Termination.

In the event of an executive’s death, disability or retirement, phantom units and performance units vest as follows:

•Phantom Units: Upon death or disability, the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units. Under the phantom units granted in November 2018, upon “Retirement,” the executive will fully vest in all phantom units. Under the phantom units granted in October 2019 and October 2020, upon “Retirement,” the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units.

•Performance Units: Pursuant to the terms of the November 2018 performance unit award agreements, upon "Retirement" the award will remain outstanding and eligible to vest without proration subject to actual performance. Pursuant to the terms of the October 2019 and October 2020 performance unit award agreements, upon “Retirement”, and in the case of the October 2020 performance unit awards, upon death or disability, the executive becomes vested in a number of performance units attributable to the period of service completed during the applicable vesting period multiplied by the target number of performance units awarded and will forfeit any unvested units. Pursuant to the terms of the October 2018 and October 2019 performance unit award agreements, upon death or disability, the executive will remain eligible to vest with respect to a pro-rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. For the October 2018 and October 2019 performance unit award agreements, the Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period. For the October 2018 and October 2019 performance unit award agreements, the foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Termination or for “Cause.”

For purposes of the long-term equity incentive awards, a “Change in Control” occurs if:

•a person or group of persons (other than HFC or any of its wholly-owned subsidiaries or HLS, HEP, HEP Logistics or any of their subsidiaries) becomes the beneficial owner of more than 40% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics;
•the individuals who as of the date of grant constituted a majority of HFC’s Board of Directors cease for any reason to constitute a majority of HFC’s Board of Directors;
•the consummation of a merger, consolidation or recapitalization of HFC, HLS, HEP or HEP Logistics resulting in the holders of voting securities of HFC, HLS, HEP or HEP Logistics, as applicable, prior to the merger or consolidation owning less than 60% of the combined voting power of the voting securities of HFC, HLS, HEP or HEP Logistics, as applicable, or a recapitalization of HFC, HLS, HEP, or HEP Logistics in which a person or group becomes the beneficial owner of securities of HFC, HLS, HEP or HEP Logistics, as applicable, representing more than 40% of the combined voting power of the then outstanding securities of HFC, HLS, HEP or HEP Logistics, as applicable;
•the holders of voting securities of HFC, HLS, HEP or HEP Logistics approve a plan of complete liquidation or dissolution of HFC, HLS, HEP or HEP Logistics, as applicable; or

•the holders of voting securities of HFC, HLS, HEP or HEP Logistics approve the sale or disposition of all or substantially all of the assets of HFC, HLS, HEP or HEP Logistics, as applicable, other than to an entity holding at least 60% of the combined voting power of the voting securities immediately prior to such sale or disposition.
For purposes of the phantom unit awards and the performance units, “Retirement” is defined as a termination of employment other than for Cause on or after the date on which the executive: (i) has achieved ten years of continuous service and (ii) has attained age sixty.

For purposes of the performance unit awards, “Adverse Change” is defined as, without the consent of the executive:

•a change in the executive’s principal office of employment of more than 25 miles from the executive’s work address at the time of grant of the award;
•a material increase (without adequate consideration) or material reduction in the duties to be performed by the executive; or
•a material reduction in the executive’s base compensation (other than bonuses and other discretionary items of compensation) that does not apply generally to employees.

For purposes of the long-term equity incentive awards, “Cause” is defined as:

•an act of dishonesty constituting a felony or serious misdemeanor and resulting (or intended to result in) gain or personal enrichment to the executive at the expense of HLS;
•gross or willful and wanton negligence in the performance of the executive’s material and substantial duties; or
•conviction of a felony involving moral turpitude.

The long-term equity incentive awards granted in 2018, 2019 and 2020 were granted to our Named Executive Officers with certain restrictive covenants that generally mirror the release requirements and confidentiality restrictions found in our Change in Control Agreements described above. The awards were also granted with non-solicitation provisions that generally prevent the Named Executive Officers from soliciting any employee or service provider of us or our affiliates for one year following a termination of employment.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2020. For these purposes, our common unit price was assumed to be $14.20, which was the closing price per unit on December 31, 2020.

In reviewing the table, please note the following:

•For purposes of determining amounts under the “Cash Payments” column, accrued and unpaid salary and unreimbursed expenses were assumed to equal zero.

•Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2020 year was taken prior to December 31, 2020. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts for Mr. Cunningham of $38,482 accrued in 2020 for the 2021 year.

•For amounts payable to the Named Executive Officers with respect to performance units, either through a pro-rata settlement or based on actual performance, we assumed the performance units would settle at 100% at the time of the calculation. The number of units paid at the end of the performance period may vary from the amounts reflected in the following tables, based on our actual achievement compared to the performance targets.

•Mr. Cunningham was eligible for retirement as of December 31, 2020. Assuming that Mr. Cunningham had retired on December 31, 2020, his retirement benefits would have consisted of accelerated vesting of phantom units valued at $39,994 and accelerated vesting of performance units valued at $119,599. We assumed that Mr. Cunningham’s performance units granted in 2019 and 2020 would vest according to the pro-rata formula within his award agreements, and performance units granted in 2018 would settle at 100%, therefore the number of units paid upon a retirement scenario could vary from the level presented below.

•The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by 12 months for Mr. Cunningham.

•In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a) no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control and (c) the presumption required under applicable regulations that the equity awards granted in 2020 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
Michael C. Jennings	—	—	—	—
John Harrison	—	—	—	—
Richard L. Voliva III	—	—	—	—
Mark T. Cunningham Termination in connection with or following a Change in Control	$536,994	$16,836	$801,704	$1,355,534
Termination due to Death, Disability or without Cause	—	—	$114,363	$114,363
Vaishali S. Bhatia	—	—	—	—

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

CEO Pay Ratio

The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the HFC employee population. As a result, we have used the same median employee that was identified by HFC following HFC’s examination of the 2020 taxable wages for all individuals who were employed by HFC in the U.S., Canada, and the Netherlands on December 15, 2020.

HFC identified the median employee by examining the 2020 taxable wages for all of its U.S., Canadian and Netherlands employees, including its CEO, who were employed by HFC on December 15, 2020. HFC included all U.S., Canadian and Netherlands employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 15, 2020 HFC employed 3,841 such persons. As permitted by the SEC rules, HFC excluded its 56 employees located in Austria, China, Germany, and the U.K. since those employees comprise less than 5% of HFC’s 3,897 worldwide employees. HFC did not make any assumptions, adjustments or estimates with respect to the taxable wages other than deducting stock vesting from the taxable wages, and HFC did not annualize the wages for any employees that were not employed by HFC for all of 2020. HFC believes the use of taxable wages is the most appropriate compensation measure since it allows for a consistent measurement for employees in different countries.

After identifying the median employee based on total taxable wages, HFC calculated annual 2020 compensation for the median employee using the methodology provided in the SEC rules. HFC’s median employee’s annual 2020 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2020	$111,259	—	—	$13,135	$17,415	$141,809

Our 2020 ratio of chief executive officer total compensation to the HFC median employee’s total compensation is reasonably estimated to be 11:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 16, 2021 the beneficial ownership of common units of HEP held by:

•each person known to us to be a beneficial owner of 5% or more of the common units;
•directors of HLS, the general partner of our general partner;
•each Named Executive Officer of HLS; and
•all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 105,440,201 common units outstanding as of February 16, 2021. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation(1)	59,630,030	56.6%
ALPS Advisors, Inc.(2)	5,737,569	5.4%
Invesco Ltd.(3)	5,673,403	5.3%
Mark T. Cunningham(4)	79,261	*
Michael C. Jennings(5)	18,877	*
James H. Lee(5)(6)(7)	23,212	*
Larry R. Baldwin(7)	22,689	*
Christine B. LaFollette(7)	18,472	*
Eric L. Mattson(7)	16,472	*
Richard L. Voliva III(5)(8)	6,816	*
John Harrison(5)	—	*
Vaishali S. Bhatia(5)	—	*
All directors and executive officers as group (9 persons)(9)	185,799	*

* Less than 1%
(1)HollyFrontier Corporation directly holds 5,006 common units over which it has sole voting and dispositive power and 59,625,024 common units over which it has shared voting and dispositive power. HollyFrontier Corporation is the record holder of 140,000 common units as nominee for Navajo Pipeline Co., L.P. The 59,625,024 common units over which HollyFrontier Corporation has shared voting and dispositive power are held as follows: HEP Logistics Holdings, L.P. directly holds 37,250,000 common units; Holly Logistics Limited LLC directly holds 21,615,230 common units; HollyFrontier Holdings LLC directly holds 184,800 common units; Navajo Pipeline Co., L.P. directly holds 254,880 common units; and other wholly-owned subsidiaries of HollyFrontier Corporation directly own 180,114 common units. HollyFrontier Corporation is the ultimate parent company of each such entity and may therefore be deemed to beneficially own the units held by each such entity. HollyFrontier Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The address of HollyFrontier Corporation is 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.
(2)Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2021, ALPS Advisors, Inc. (“AAI”) acts as an investment adviser to certain investment companies, including Alerian MLP ETF (the “Funds”). AAI has shared voting power and shared dispositive power over 5,753,569 units owned by the Funds and may be deemed to be the beneficial owner of such units. However, all 5,753,569 units are owned by the Funds. AAI disclaims beneficial ownership of the 5,753,569 units owned by the Funds. The address of AAI and Alerian MLP ETF is 1290 Broadway, Suite 1000, Denver, Colorado 80203.
(3)Based on a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2021, Invesco Ltd., in its capacity as a parent holding company to its investment advisers, has sole voting power over 5,637,403 units and sole dispositive power over 5,604,802 units and may be deemed to be the beneficial owner of 5,637,403 units which are held of record by clients of Invesco Ltd. The address of Invesco Ltd. is 1555 Peachtree Street, Suite 1800, Atlanta, Georgia 30309.
(4)The number reported includes 4,712 common units to be issued upon settlement of phantom units, some of which may vest and be settled within 60 days of February 16, 2021 under certain circumstances. The number reported also includes 10,316 common units to be issued to Mr. Cunningham upon settlement of performance units, which may vest and be settled within 60 days of February 16, 2021 under certain circumstances. Until settled, Mr. Cunningham has no voting or dispositive power over the common units underlying the phantom units or performance units.
(5)Messrs. Jennings, Voliva, Harrison and Lee and Ms. Bhatia each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
Richard L. Voliva III (a)(b)	95,728
James H. Lee (c)	54,458
Michael C. Jennings (a)	30,418
John Harrison (a)	15,433
Vaishali S. Bhatia (a)	11,453
Total	207,490

(a)The number does not include unvested restricted stock units and performance share units.
(b)The number reported includes 13,060 shares of HFC common stock held by Mr. Voliva’s wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(c)The number reported includes 6,573 shares of HFC common stock to be issued to Mr. Lee, as a non-management director, upon settlement of restricted stock units, which may vest and be settled within 60 days of February 16, 2021 under certain circumstances. Until settled, Mr. Lee has no voting or dispositive power over the common stock underlying the restricted stock units.

As of February 16, 2021, there were 162,414,838 shares of HFC common stock outstanding. Each of Messrs. Jennings, Voliva, Harrison and Lee and Ms. Bhatia owns less than 1% of the outstanding common stock of HFC.
(6)The number reported includes 285 common units held by Mr. Lee’s wife. Mr. Lee’s wife has the right to receive distributions from, and the proceeds from the sale of, these common units. Mr. Lee disclaims beneficial ownership of the common units held by his wife except to the extent of his pecuniary interest therein.
(7)The number reported includes 8,809 common units to be issued to the non-management director upon settlement of phantom units, some of which may vest and be settled within 60 days of February 16, 2021 under certain circumstances. Until settled, the non-management director has no voting or dispositive power over the common units underlying the phantom units.
(8)The number reported does not include unvested phantom units.
(9)The number reported includes 35,236 common units to be issued to the non-management directors upon settlement of phantom units, 4,712 common units to be issued to Mr. Cunningham upon settlement of phantom units and 10,316 common units to be issued to Mr. Cunningham upon settlement of performance units, each of which may vest and be settled within 60 days of February 16, 2021 under certain circumstances. Until settled, the non-management directors and Mr. Cunningham have no voting or dispositive power over the common stock underlying the phantom units or performance units. The number reported also includes 285 common units as to which Mr. Lee disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2020:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	373,464 (3)	—	854,179
Equity compensation plans not approved by security holders	—	—	—
Total	373,464	—	854,179

(1)All stock-based compensation plans are described in Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2020.
(2)On April 25, 2012, at a Special Meeting of the Unitholders of the Partnership, the unitholders approved the Long-Term Incentive Plan, which, among other things, provided for an increase in the maximum number of common units reserved for delivery with respect to awards under the Long-Term Incentive Plan to 2,500,000 common units (as adjusted to reflect the two-for-one common unit split that occurred on January 16, 2013). All securities reported as available for future issuances are available from the additional common units approved by unitholders under the Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by HEP’s unitholders.
(3)Includes 154,944 units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 77,472 units would be issued upon the vesting of such performance units. Performance units granted in November 2017 with a performance period that ended on December 31, 2020 were not settled until certification by the Board in February 2021 that a performance percentage of 119% was attained for these performance units; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2020 in accordance with SEC rules.

For more information about our Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2020 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

Operational stage

Distributions of available cash to our general partner and its affiliates	In connection with the IDR Restructuring Transaction, our partnership agreement was amended and restated and our general partner agreed to waive $2.5 million of limited partner cash distributions for each twelve consecutive quarters beginning with the quarter ended September 30, 2017. This waiver of limited partner cash distributions expired after the cash distribution for the second quarter of 2020, which was made during the third quarter of 2020.We currently distribute all of our available cash to unitholders of record on the applicable record date within 45 days after the end of each quarter, pro rata.

Payments to our general partner and its affiliates	We pay HFC or its affiliates an administrative fee, currently $2.6 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•our obligation to pay HFC an annual administrative fee, in the amount of $2.6 million for 2020, for the provision by HFC of certain general and administrative services;
•HFC’s and its affiliates’ agreement not to compete with us under certain circumstances and our right to notice of, and right of first offer to purchase, certain logistics assets constructed by HFC and acquired as part of an acquisition by HFC of refining assets;
•an indemnity by HFC for certain potential environmental liabilities;
•our obligation to indemnify HFC for environmental liabilities related to our assets existing on the date of our initial public offering to the extent HFC is not required to indemnify us; and
•HFC’s right of first refusal to purchase our assets that serve HFC’s refineries.

Payment of general and administrative services fee
Under the Omnibus Agreement, we pay HFC an annual administrative fee, in the amount of $2.6 million for 2020, for the provision of various general and administrative services for our benefit. This fee is subject to annual adjustment for changes in the Producer Price Index Commodities - Finished Goods, et al.Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

Noncompetition
HFC and its affiliates have agreed, for so long as HFC controls our general partner, not to engage in, whether by acquisition or otherwise, the business of operating crude oil pipelines or terminals, refined product pipelines or terminals, intermediate pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. This restriction will not apply to:

•any business operated by HFC or any of its affiliates at the time of the closing of our initial public offering;
•any business conducted by HFC with the approval of our general partner;
•any business or asset that HFC or any of its affiliates acquires or constructs that has a fair market value or construction cost of less than $5 million; and
•any business or asset that HFC or any of its affiliates acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

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

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2021 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2020, these agreements with HFC require minimum annualized payments to us of $351.1 million. However, as previously disclosed, our agreements with HFC were modified to account for the conversion of the Cheyenne Refinery to renewable diesel production as discussed below, and as of January 1, 2021, require minimum annualized payments to us of $341.9 million.

HFC’s obligations under these agreements will not terminate if HFC and its affiliates no longer own the general partner. These agreements may be assigned by HFC only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HFC

•We reached an agreement with HFC to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.
•On October 31, 2017, we closed on an equity restructuring transaction with HEP Logistics, a wholly-owned subsidiary of HFC and the general partner of HEP, pursuant to which the incentive distribution rights held by HEP Logistics were canceled, and HEP Logistics' 2% general partner interest in HEP was converted into a non-economic general partner interest in HEP. In consideration, we issued 37,250,000 of our common units to HEP Logistics. In addition, HEP Logistics agreed to waive $2.5 million of limited partner cash distributions for each of twelve consecutive quarters beginning with the first quarter the units issued as consideration were eligible to receive distributions. This waiver of limited partner cash distributions expired after the cash distribution for the second quarter of 2020, which was completed during the third quarter of 2020.

•Revenues received from HFC were $399.8 million, $411.8 million and $397.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for each of the years ended December 31, 2020 and 2019, respectively, and $2.5 million for the year ended December 31, 2018.
•We reimbursed HFC for costs of employees supporting our operations of $55.8 million, $55.1 million and $51.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•HFC reimbursed us $10.0 million, $13.9 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, for expense and capital projects.
•We distributed $95.2 million, $150.0 million and $146.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $48.0 million and $49.7 million at December 31, 2020 and 2019, respectively.
•Accounts payable to HFC were $18.1 million and $16.7 million at December 31, 2020 and 2019, respectively.
•Revenues for the years ended December 31, 2020, 2019 and 2018 include $0.5 million, $0.5 million and $3.1 million, respectively, of shortfall payments billed to HFC in 2019, 2018 and 2017, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2020 and 2019, includes $0.4 million and $0.5 million, respectively, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million, $2.1 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•We recorded a gain on sales-type leases of $35.2 million during the year ended December 31, 2019 and we received sales-type lease payments of $9.5 million and $4.8 million that were not included in revenues for the years ended December 31, 2020 and 2019, respectively.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Renewables and Analytics at HFC, is the wife of Richard Voliva, HFC's Executive Vice President and Chief Financial Officer and HLS's President. Ms. Heidenreich received cash and equity compensation totaling $584,784 in 2020. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Effective as of February 10, 2021, the Board of Directors of our general partner adopted a written related party transactions policy to document procedures for the notification, review, approval, ratification and disclosure of related party transactions. Under the policy, a “related person” includes any director, director nominee, executive officer, or holder of more than 5% percent of our voting units or an immediate family member of any of the foregoing persons. The policy applies to any transaction, arrangement, or relationship or series of similar transactions, arrangements or relationships in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (ii) we, HLS or our subsidiaries are a participant, and (iii) a related person has a director or indirect material interest.

Certain transactions, including compensation for services provided to a related person, such as an executive officer or director, are pre-approved under the policy. Any transactions between us, our general partner, any of our subsidiaries, on the one hand, and HollyFrontier Corporation or any of its subsidiaries, on the other hand, shall be submitted to the Conflicts Committee of our general partner for review and approval in accordance with the process established, and under the authority delegated by the Board of Directors of our general partner to the Conflicts Committee of our general partner for the review, evaluation and approval of intercompany transactions and shall not constitute a related party transaction under the policy.

The policy provides that the Audit Committee of our general partner will be responsible for reviewing and approving related party transactions that may arise within our partnership. The Audit Committee will review the material facts of all related party transactions that require the committee’s approval and either approve or disapprove of the entry into the related party transaction. The policy prohibits any director from participating in any discussion or approval of a related party transaction for which such director is a related person, except that such director is required to provide all material information concerning the interested transaction to the committee.

Prior to February 10, 2021, the disclosure, review and approval of any transactions with related persons was governed by our Code of Business Conduct and Ethics, which provides guidelines for disclosure, review and approval of any transaction that creates a conflict of interest between us and our employees, officers or directors and members of their immediate family. Conflict of interest transactions may be authorized if they are found to be in the best interest of the Partnership based on all relevant facts. Pursuant to the Code of Business Conduct and Ethics, conflicts of interest are to be disclosed to and reviewed by a supervisor who does not have a conflict of interest, the Human Resources Department or the Legal and Compliance Department, and approval must be obtained prior to proceeding with the potentially conflicted situation. Prior to February 10, 2021, conflicts of interest involving directors or executive officers were reviewed by the full Board of Directors or by a committee of the Board of Directors on which the related person did not serve. Effective as of February 10, 2021, the Code of Business Conduct and Ethics continues to govern conflicts of interests involving employees who are not covered by the related party transaction policy described above. Related party transactions required to be disclosed in our SEC reports are reported through our disclosure controls and procedures.

There are no transactions required to be disclosed in this Item 13 entered into since January 1, 2020, that were required to be reviewed, ratified or approved pursuant to our Related Party Transaction Policy or Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2020 calendar year.
Fees paid to Ernst & Young LLP for 2020 and 2019 are as follows:

	2020	2019

Audit Fees (1)	$924,000	$1,024,000
Audit-related Fees	—	50,000
Tax Fees	206,000	198,000
Total	$1,130,000	$1,272,000

(1)Represents fees for professional services provided in connection with the audit of our annual financial statements and internal controls over financial reporting, review of our quarterly financial statements, and procedures performed as part of our securities filings.
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

Part IV

Item 15.Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report
(i)Index to Consolidated Financial Statements

(2)Index to Consolidated Financial Statement Schedules
All schedules are omitted since the required information is not present in or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)Exhibits
See Index to Exhibits on pages 158 to 161.

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

4.2
Indenture, dated February 4, 2020, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 4, 2020, File No. 1-32225).

4.3
Description of Capital Stock pursuant to Item 601(b)(4) of Reg S-K (incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-32225).

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

10.7
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

10.8
Second Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement dated as of May 26, 2020, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020).

10.9
Third Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement entered into as of February 8, 2021, effective as of January 1, 2021, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.10
Twenty-First Amended and Restated Omnibus Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.11
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-32225).

10.12
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

10.13
Seventh Amended and Restated Master Throughput Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.14
Construction Payment Agreement, dated October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.15
Fourth Amended and Restated Services and Secondment Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among Holly Logistic Services, L.L.C., certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.16
Sixth Amended and Restated Master Lease and Access Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.17
Master Tolling Agreement (Refinery Assets), dated November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No. 1-32225).

10.18
Amendment to Master Tolling Agreement, dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225).

10.19
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

10.20
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225.)

10.21
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.22
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

10.23
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

10.24
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.25
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.26
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.27
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.28+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

10.29+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.30+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2019, File No. 1-32225).

10.31+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.32+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.33+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.34+
Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 1-32225).

10.35+	Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.36+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).

10.37+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).

10.38+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.56 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.39+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.57 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, File No. 1-32225).
10.40+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
10.41+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
10.42+	Form of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).
10.43+
Form of Notice of Grant of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).

10.44+
Form of Phantom Unit Agreement (Non-Employee Director Award) (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).

10.45+
Form of Notice of Grant of Phantom Unit Agreement (Non-Employee Director Award) (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).

21.1*	Subsidiaries of Registrant.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 24, 2021	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2021	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Date: February 24, 2021	/s/ Richard L. Voliva III
Richard L. Voliva III
President

Date: February 24, 2021	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 24, 2021	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 24, 2021	/s/ Michael C. Jennings
Michael C. Jennings
Chairman of the Board

Date: February 24, 2021	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 24, 2021	/s/ James H. Lee
James H. Lee
Director

Date: February 24, 2021	/s/ Christine B. LaFollette
Christine B. LaFollette
Director

Date: February 24, 2021	/s/ Eric L. Mattson
Eric L. Mattson
Director