Form 10-Q
period 2021-03-31
HOLLY ENERGY PARTNERS LP
filed 2021-05-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at April 30, 2021, was 105,440,201.

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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended

Table of 19,
December 31, 2020, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $17,967 and $18,259, respectively)	$19,753	$21,990
Accounts receivable:
Trade	17,451	14,543
Affiliates	45,467	47,972
	62,918	62,515
Prepaid and other current assets	9,502	9,487
Total current assets	92,173	93,992

Properties and equipment, net (Cushing Connect VIEs: $65,741 and $47,801, respectively)	1,432,799	1,450,685
Operating lease right-of-use assets, net	2,912	2,979
Net investment in leases	206,124	166,316
Intangible assets, net	83,813	87,315
Goodwill	223,650	234,684
Equity method investments (Cushing Connect VIEs: $38,964 and $39,456, respectively)	118,265	120,544
Other assets	10,790	11,050
Total assets	$2,170,526	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $16,063 and $14,076, respectively)	$30,169	$28,280
Affiliates	10,190	18,120
	40,359	46,400

Accrued interest	4,661	10,892
Deferred revenue	14,089	11,368
Accrued property taxes	5,250	3,992
Current operating lease liabilities	882	875
Current finance lease liabilities	3,668	3,713
Other current liabilities	2,989	2,505
Total current liabilities	71,898	79,745

Long-term debt	1,388,335	1,405,603
Noncurrent operating lease liabilities	2,404	2,476
Noncurrent finance lease liabilities	67,309	68,047
Other long-term liabilities	11,907	12,905
Deferred revenue	35,314	40,581

Class B unit	53,743	52,850

Equity:
Partners’ equity:
Common unitholders (105,440 units issued and outstanding at March 31, 2021 and December 31, 2020)	405,976	379,292
Noncontrolling interests	133,640	126,066
Total equity	539,616	505,358
Total liabilities and equity	$2,170,526	$2,167,565
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Affiliates	$101,926	$101,428
Third parties	25,257	26,426
	127,183	127,854
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	41,365	34,981
Depreciation and amortization	25,065	23,978
General and administrative	2,968	2,702
Goodwill impairment	11,034	—
	80,432	61,661
Operating income	46,751	66,193

Other income (expense):
Equity in earnings of equity method investments	1,763	1,714
Interest expense	(13,240)	(17,767)
Interest income	6,548	2,218
Gain on sales-type leases	24,650	—
Loss on early extinguishment of debt	—	(25,915)
Gain on sale of assets and other	502	506
	20,223	(39,244)
Income before income taxes	66,974	26,949
State income tax expense	(37)	(37)
Net income	66,937	26,912
Allocation of net income attributable to noncontrolling interests	(2,540)	(2,051)
Net income attributable to the partners	64,397	24,861
Limited partners’ per unit interest in earnings—basic and diluted	$0.61	$0.24
Weighted average limited partners’ units outstanding	105,440	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$66,937	$26,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,065	23,978
(Gain) loss on sale of assets	(262)	(417)
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	(24,650)	—
Goodwill impairment	11,034	—
Amortization of deferred charges	844	799
Equity-based compensation expense	683	506
Equity in earnings of equity method investments, net of distributions	(617)	(1,164)
(Increase) decrease in operating assets:
Accounts receivable—trade	506	3,093
Accounts receivable—affiliates	2,505	11,310
Prepaid and other current assets	463	126
Increase (decrease) in operating liabilities:
Accounts payable—trade	8,565	2,921
Accounts payable—affiliates	(7,930)	(10,344)
Accrued interest	(6,232)	(8,511)
Deferred revenue	4,013	(184)
Accrued property taxes	1,258	1,908
Other current liabilities	484	760
Other, net	(524)	339
Net cash provided by operating activities	82,142	77,947

Cash flows from investing activities
Additions to properties and equipment	(33,218)	(18,942)
Investment in Cushing Connect JV Terminal	—	(2,345)
Proceeds from sale of assets	283	417
Distributions in excess of equity in earnings of equity investments	2,897	—
Net cash used for investing activities	(30,038)	(20,870)

Cash flows from financing activities
Borrowings under credit agreement	73,000	112,000
Repayments of credit agreement borrowings	(90,500)	(67,000)
Redemption of senior notes	—	(522,500)
Proceeds from issuance of debt	—	500,000
Contributions from general partner	—	354
Contributions from noncontrolling interests	6,332	7,304
Distributions to HEP unitholders	(38,328)	(68,519)
Distributions to noncontrolling interests	(3,819)	(3,000)
Payments on finance leases	(958)	(1,096)
Deferred financing costs	—	(8,478)
Units withheld for tax withholding obligations	(68)	(147)
Net cash used by financing activities	(54,341)	(51,082)

Cash and cash equivalents
Increase (decrease) for the period	(2,237)	5,995
Beginning of period	21,990	13,287
End of period	$19,753	$19,282

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,674	$25,168
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Capital contribution - Cushing Connect	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Amortization of restricted and performance units	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Capital Contribution-Cushing Connect	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interests	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	$338,159	$112,175	$450,334

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of March 31, 2021, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery (the “Cheyenne Refinery”) and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.

HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

Indicators of goodwill and long-lived asset impairment
The changes in our new agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

The estimated fair value of our Cheyenne reporting unit was derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our interim impairment testing of our Cheyenne reporting unit goodwill identified an impairment charge of $11.0 million, which was recorded in the three months ended March 31, 2021.

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

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is unlikely that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. Prior to the adoption of the new lease standard (see below), we bifurcated the consideration received between lease and service revenue. The new lease standard allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components under certain conditions. The majority of our contracts meet these conditions, and we have made this election for those contracts. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as a lease in accordance with ASC 842, which largely codified ASU 2016-02.
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the three months ended March 31, 2021 and 2020, we recognized $3.8 million and $7.5 million, respectively, of these deficiency payments in revenue, of which $0.5 million and $0.7 million, respectively, related to deficiency payments billed in prior periods.
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

Accounting Pronouncements Adopted During the Periods Presented

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

Note 2:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among the partners, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs will be approximately $65 million to $70 million. However, we are solely responsible for any Cushing Connect Pipeline construction costs which exceed 10% of the budget.

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

Disaggregated revenues are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Pipelines	$66,505	$70,472
Terminals, tanks and loading racks	38,182	37,498
Refinery processing units	22,496	19,884
	$127,183	$127,854

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Lease revenues	$87,944	$93,185
Service revenues	39,239	34,669
	$127,183	$127,854
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

	March 31, 2021	December 31, 2020
	(In thousands)
Contract assets	$6,425	$6,306
Contract liabilities	$(500)	$(500)

The contract assets and liabilities include both lease and service components. During the three months ended March 31, 2021, we recognized $0.5 million of revenue that was previously included in contract liability as of December 31, 2020. During the three months ended March 31, 2021, we also recognized $0.1 million of revenue included in contract assets.

As of March 31, 2021, we expect to recognize $1.9 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2021 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2021	$253
2022	310
2023	274
2024	236
2025	171
2026	156
Thereafter	479
Total	$1,879
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.

Note 4:Leases

We adopted ASC 842 effective January 1, 2019, and elected to adopt using the modified retrospective transition method and practical expedients, both of which are provided as options by the standard and further defined in Note 1. See Note 1 for further discussion of lease accounting.

Lessee Accounting
As a lessee, we lease land, buildings, pipelines, transportation and other equipment to support our operations. These leases can be categorized into operating and finance leases.

Our leases have remaining terms of less than 1 year to 24 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.1 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively, with accumulated depreciation of $3.1 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	March 31, 2021	December 31, 2020

Operating leases:
Operating lease right-of-use assets, net	$2,912	$2,979

Current operating lease liabilities	882	875
Noncurrent operating lease liabilities	2,404	2,476
Total operating lease liabilities	$3,286	$3,351

Finance leases:
Properties and equipment	$6,053	$6,410
Accumulated amortization	(3,089)	(3,390)
Properties and equipment, net	$2,964	$3,020

Current finance lease liabilities	$3,668	$3,713
Noncurrent finance lease liabilities	67,309	68,047
Total finance lease liabilities	$70,977	$71,760

Weighted average remaining lease term (in years)
Operating leases	5.7	5.9
Finance leases	15.7	15.9

Weighted average discount rate
Operating leases	4.9%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$312	$282
Operating cash flows on finance leases	$1,058	$1,077
Financing cash flows on finance leases	$958	$1,096

Maturities of lease liabilities were as follows:

	March 31, 2021
	Operating	Finance
	(In thousands)
2021	$747	$5,537
2022	688	7,332
2023	607	7,375
2024	494	6,918
2025	426	6,456
2026 and thereafter	750	73,888
Total lease payments	3,712	107,506
Less: Imputed interest	(426)	(36,529)
Total lease obligations	3,286	70,977
Less: Current lease liabilities	(882)	(3,668)
Noncurrent lease liabilities	$2,404	$67,309

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease costs	$298	$273
Finance lease costs
Amortization of assets	212	242
Interest on lease liabilities	1,006	1,037
Variable lease cost	66	49
Total net lease cost	$1,582	$1,601

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

During the three months ended March 31, 2021, we entered into new agreements and modified other agreements with HFC related to our Cheyenne assets, Tulsa West lube racks, and various crude tanks. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the three months ended March 31, 2021 composed of the following:

(In thousands)

Net investment in leases	$41,246
Properties and equipment, net	(23,155)
Deferred revenue	6,559
Gain on sales-type leases	$24,650

This sales-type lease transaction, including the related gain, was a non-cash transaction.

Lease income recognized was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease revenues	$85,892	$91,388
Direct financing lease interest income	524	524
Gain on sales-type leases	24,650	—
Sales-type lease interest income	6,025	1,655
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	2,052	1,797
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

Annual minimum undiscounted lease payments under our leases were as follows as of March 31, 2021:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2021	$212,736	$1,598	$20,900
2022	282,394	2,145	27,867
2023	251,943	2,162	23,961
2024	215,839	2,179	20,732
2025	152,925	2,196	17,305
2026 and thereafter	553,945	38,591	133,315
Total lease receipt payments	$1,669,782	$48,871	$244,080
Less: Imputed interest		(32,436)	(189,424)
		16,435	54,656
Unguaranteed residual assets at end of leases		—	139,121
Net investment in leases		$16,435	$193,777

Net investments in leases recorded on our balance sheet were composed of the following:

	March 31, 2021		December 31, 2020
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$122,514	$16,435	$88,922	$16,452
Unguaranteed residual assets	71,263	—	64,551	—
Net investment in leases	$193,777	$16,435	$153,473	$16,452

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2021		December 31, 2020
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	492,335	504,960	492,103	506,540

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during three months ended March 31, 2021, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the three months ended March 31, 2021, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

Note 6:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Pipelines, terminals and tankage[1]	$1,554,870	$1,575,815
Refinery assets	348,882	348,882
Land and right of way	87,076	87,076
Construction in progress	79,762	58,467
Other[1]	45,471	46,201
	2,116,061	2,116,441
Less accumulated depreciation	(683,262)	(665,756)
	$1,432,799	$1,450,685

(1)Prior period balances have been reclassified to be comparative to current period.

Depreciation expense was $21.4 million and $20.3 million for the three months ended March 31, 2021 and 2020, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	March 31, 2021	December 31, 2020
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(120,984)	(117,482)
		$83,813	$87,315

Amortization expense was $3.5 million for the three months ended March 31, 2021 and 2020, respectively. We estimate amortization expense to be $14.0 million for 2022, $9.9 million in 2023, and $9.1 million for 2024 through 2026.

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

Note 8:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $2.2 million for each of the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.7 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2021, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 855,049 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

Phantom Units
Under our Long-Term Incentive Plan, we grant phantom units to our non-employee directors and selected employees who perform services for us, with most awards vesting over a period of one to three years. Although full ownership of the units does not transfer to the recipients until the units vest, the recipients have distribution rights on these units from the date of grant.

The fair value of each phantom unit award is measured at the market price as of the date of grant and is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of phantom unit activity and changes during the three months ended March 31, 2021, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021 (nonvested)	295,992	$14.48
Forfeited	(870)	16.17
Outstanding at March 31, 2021 (nonvested)	295,122	14.48

No phantom units vested and transferred to recipients during the three months ended March 31, 2021 . As of March 31, 2021, $2.6 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.5 years.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected officers who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to "financial performance" and "market performance." Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 0% to 200%.

We did not grant any performance units during the three months ended March 31, 2021. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the three months ended March 31, 2021, is presented below:

Performance Units	Units
Outstanding at January 1, 2021 (nonvested)	77,472
Vesting and transfer of common units to recipients	(10,881)
Outstanding at March 31, 2021 (nonvested)	66,591

The grant date fair value of performance units vested and transferred to recipients during both of the three months ended March 31, 2021 and 2020 was $0.4 million. Based on the weighted-average fair value of performance units outstanding at March 31, 2021, of $1.2 million, there was $0.7 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended March 31, 2021, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 9:Debt

Credit Agreement
At March 31, 2021, we had a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) maturing in July 2022. On April 30, 2021, the Credit Agreement was amended (the “Amended Credit Agreement”), decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. The Amended Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Amended Credit Agreement up to a maximum amount of $1.7 billion.

Our obligations under the Amended Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Amended Credit Agreement is guaranteed by our material, wholly-owned subsidiaries. The Amended Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the maturity of the Amended Credit Agreement, HEP obtains two investment grade credit ratings, the Amended Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Amended Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2021.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Credit Agreement
Amount outstanding	$896,000	$913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(7,665)	(7,897)
	492,335	492,103

Total long-term debt	$1,388,335	$1,405,603

Note 10:Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2021 to 2036, and revenues from these agreements accounted for 80% of our total revenues for the three months ended March 31, 2021. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of March 31, 2021, these agreements with HFC require minimum annualized payments to us of $338 million.

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

Related party transactions with HFC were as follows:
•Revenues received from HFC were $101.9 million and $101.4 million for the three months ended March 31, 2021 and 2020, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million for both the three months ended March 31, 2021 and 2020.
•We reimbursed HFC for costs of employees supporting our operations of $14.4 million and $14.1 million for the three months ended March 31, 2021 and 2020, respectively.
•HFC reimbursed us $3.1 million for both the three months ended March 31, 2021 and 2020 for expense and capital projects..
•We distributed $20.9 million and $37.6 million in the three months ended March 31, 2021 and 2020, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $45.5 million and $48.0 million at March 31, 2021, and December 31, 2020, respectively.

•Accounts payable to HFC were $10.2 million and $18.1 million at March 31, 2021, and December 31, 2020, respectively.
•Deferred revenue in the consolidated balance sheets included $0.4 million for both March 31, 2021 and December 31, 2020, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa rail yards of $0.5 million for both of the three months ended March 31, 2021 and 2020.
•We recorded a gain on sales-type leases with HFC of $24.7 million for the three months ended March 31, 2021, and we received sales-type lease payments of $6.2 million and $2.4 million from HFC that were not recorded in revenues for the three months ended March 31, 2021 and 2020, respectively.
•HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP’s Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

Note 11: Partners’ Equity, Income Allocations and Cash Distributions

As of March 31, 2021, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of March 31, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On April 22, 2021, we announced our cash distribution for the first quarter of 2021 of $0.35 per unit. The distribution is payable on all common units and will be paid May 13, 2021, to all unitholders of record on May 3, 2021.

Our regular quarterly cash distribution to the limited partners will be $37.0 million for the three months ended March 31, 2021 and was $34.5 million for the three months ended March 31, 2020. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

Note 12: Net Income Per Limited Partner Unit

Basic net income per unit applicable to the limited partners is calculated as net income attributable to the partners divided by the weighted average limited partners’ units outstanding. Diluted net income per unit assumes, when dilutive, the issuance of the net incremental units from phantom units and performance units. To the extent net income attributable to the partners exceeds or is less than cash distributions, this difference is allocated to the partners based on their weighted-average ownership percentage during the period, after consideration of any priority allocations of earnings. Our dilutive securities are immaterial for all periods presented.

Net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per unit data)
Net income attributable to the partners	$64,397	$24,861
Less: Participating securities’ share in earnings	(225)	—
Net income attributable to common units	64,172	24,861
Weighted average limited partners' units outstanding	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.61	$0.24

Note 13:Environmental

We expensed $33 thousand and $0.2 million for the three months ended March 31, 2021 and 2020, respectively for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $4.4 million and $4.5 million at March 31, 2021 and December 31, 2020, respectively, of which $2.3 million and $2.5 million, was classified as other long-term liabilities at March 31, 2021 and December 31, 2020. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.5 million for HFC indemnified liabilities as of both March 31, 2021 and December 31, 2020, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$79,430	$81,544
Pipelines and terminals - third-party	25,257	26,426
Refinery processing units - affiliate	22,496	19,884
Total segment revenues	$127,183	$127,854

Segment operating income:
Pipelines and terminals(1)	$41,484	$58,903
Refinery processing units	8,235	9,992
Total segment operating income	49,719	68,895
Unallocated general and administrative expenses	(2,968)	(2,702)
Interest and financing costs, net	(6,692)	(15,549)
Loss on early extinguishment of debt	—	(25,915)
Equity in earnings of equity method investments	1,763	1,714
Gain on sales-type leases	24,650	—
Gain (loss) on sale of assets and other	502	506
Income before income taxes	$66,974	$26,949

Capital Expenditures:
Pipelines and terminals	$33,218	$18,618
Refinery processing units	—	324
Total capital expenditures	$33,218	$18,942

	March 31, 2021	December 31, 2020
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$1,739,414	$1,729,547
Refinery processing units	300,363	305,090
Other	130,749	132,928
Total identifiable assets	$2,170,526	$2,167,565

(1) Pipelines and terminals segment operating income includes goodwill impairment charge of $11.0 million for the three months ended March 31, 2021.
(2) Includes goodwill of $223.7 million as of March 31, 2021 and $234.7 million as of December 31, 2020.

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

Condensed Consolidating Balance Sheet

March 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,125	$(838)	$18,466	$—	$19,753
Accounts receivable	—	54,301	8,919	(302)	62,918
Prepaid and other current assets	501	8,252	749	—	9,502
Total current assets	2,626	61,715	28,134	(302)	92,173

Properties and equipment, net	—	1,054,969	377,830	—	1,432,799
Operating lease right-of-use assets	—	2,773	139	—	2,912
Net investment in leases	—	206,124	—	—	206,124
Investment in subsidiaries	1,793,064	290,948	—	(2,084,012)	—
Intangible assets, net	—	83,813	—	—	83,813
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	79,301	38,964	—	118,265
Other assets	3,671	7,119	—	—	10,790
Total assets	$1,799,361	$2,010,412	$445,067	$(2,084,314)	$2,170,526

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$22,978	$17,683	$(302)	$40,359
Accrued interest	4,661	—	—	—	4,661
Deferred revenue	—	13,589	500	—	14,089
Accrued property taxes	—	3,488	1,762	—	5,250
Current operating lease liabilities	—	810	72	—	882
Current finance lease liabilities	—	3,668	—	—	3,668
Other current liabilities	129	2,848	12	—	2,989
Total current liabilities	4,790	47,381	20,029	(302)	71,898

Long-term debt	1,388,335	—	—	—	1,388,335
Noncurrent operating lease liabilities	—	2,404	—	—	2,404
Noncurrent finance lease liabilities	—	67,309	—	—	67,309
Other long-term liabilities	260	11,197	450	—	11,907
Deferred revenue	—	35,314	—	—	35,314
Class B unit	—	53,743	—	—	53,743
Equity - partners	405,976	1,793,064	290,948	(2,084,012)	405,976
Equity - noncontrolling interests	—	—	133,640	—	133,640
Total liabilities and equity	$1,799,361	$2,010,412	$445,067	$(2,084,314)	$2,170,526

Condensed Consolidating Balance Sheet

December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$(987)	$21,350	$—	$21,990
Accounts receivable	—	56,522	6,308	(315)	62,515
Prepaid and other current assets	349	8,366	772	—	9,487
Total current assets	1,976	63,901	28,430	(315)	93,992

Properties and equipment, net	—	1,087,184	363,501	—	1,450,685
Operating lease right-of-use assets	—	2,822	157	—	2,979
Net investment in leases	—	166,316	—	—	166,316
Investment in subsidiaries	1,789,808	286,883	—	(2,076,691)	—
Intangible assets, net	—	87,315	—	—	87,315
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	81,089	39,455	—	120,544
Other assets	4,268	6,782	—	—	11,050
Total assets	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,252	$16,463	$(315)	$46,400
Accrued interest	10,892	—	—	—	10,892
Deferred revenue	—	10,868	500	—	11,368
Accrued property taxes	—	2,915	1,077	—	3,992
Current operating lease liabilities	—	804	71	—	875
Current finance lease liabilities	—	3,713	—	—	3,713
Other current liabilities	5	2,491	9	—	2,505
Total current liabilities	10,897	51,043	18,120	(315)	79,745

Long-term debt	1,405,603	—	—	—	1,405,603
Noncurrent operating lease liabilities	—	2,476	—	—	2,476
Noncurrent finance lease liabilities	—	68,047	—	—	68,047
Other long-term liabilities	260	12,171	474	—	12,905
Deferred revenue	—	40,581	—	—	40,581
Class B unit	—	52,850	—	—	52,850
Equity - partners	379,292	1,789,808	286,883	(2,076,691)	379,292
Equity - noncontrolling interests	—	—	126,066	—	126,066
Total liabilities and equity	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$95,701	$6,225	$—	$101,926
Third parties	—	19,051	6,206	—	25,257
	—	114,752	12,431	—	127,183
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	37,799	3,566	—	41,365
Depreciation and amortization	—	20,836	4,229	—	25,065
General and administrative	1,178	1,790	—	—	2,968
Goodwill impairment	—	11,034	—	—	11,034
	1,178	71,459	7,795	—	80,432
Operating income (loss)	(1,178)	43,293	4,636	—	46,751

Other income (expense):
Equity in earnings of subsidiaries	77,809	4,136	—	(81,945)	—
Equity in earnings of equity method investments		618	1,145	—	1,763
Interest expense	(12,234)	(1,006)	—	—	(13,240)
Interest income		6,548	—	—	6,548
Gain on sales-type lease	—	24,650	—	—	24,650
Other income	—	501	1	—	502
	65,575	35,447	1,146	(81,945)	20,223
Income before income taxes	64,397	78,740	5,782	(81,945)	66,974
State income tax expense	—	(37)	—	—	(37)
Net income	64,397	78,703	5,782	(81,945)	66,937
Allocation of net income attributable to noncontrolling interests	—	(893)	(1,647)	—	(2,540)
Net income attributable to the partners	$64,397	$77,810	$4,135	$(81,945)	$64,397

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,755	$6,673	$—	$101,428
Third parties	—	19,155	7,271	—	26,426
	—	113,910	13,944	—	127,854
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	31,131	3,850	—	34,981
Depreciation and amortization		19,753	4,225	—	23,978
General and administrative	1,099	1,603	—	—	2,702
	1,099	52,487	8,075	—	61,661
Operating income (loss)	(1,099)	61,423	5,869	—	66,193

Other income (expense):
Equity in earnings of subsidiaries	68,535	4,295	—	(72,830)	—
Equity in earnings of equity method investments	—	2,088	(374)	—	1,714
Interest expense	(16,730)	(1,037)	—	—	(17,767)
Interest income	—	2,218	—	—	2,218
Loss on early extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sale of assets and other	70	420	16	—	506
	25,960	7,984	(358)	(72,830)	(39,244)
Income before income taxes	24,861	69,407	5,511	(72,830)	26,949
State income tax expense	—	(37)	—	—	(37)
Net income	24,861	69,370	5,511	(72,830)	26,912
Allocation of net income attributable to noncontrolling interests	—	(835)	(1,216)	—	(2,051)
Net income attributable to the partners	$24,861	$68,535	$4,295	$(72,830)	$24,861

Table of

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest as of March 31, 2021.

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

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy has created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Over the course of the last three quarters, demand for transportation fuels showed incremental improvement over the second quarter of 2020. We expect our customers will continue to adjust refinery production levels commensurate with market demand and ultimately expect demand to return to pre-COVID-19 levels.

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

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2021 to 2036. These minimum volume commitments accounted for approximately 71% and 76% of our total revenues in the three months ended March 31, 2021 and the twelve months ended December 31, 2020, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments, other than with respect to the agreement reached with HFC with respect to HEP’s Cheyenne assets, which became effective on January 1, 2021 and is discussed below. In addition to these payments, we

Table of
also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline is expected to be placed in service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal.The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains, and HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $65 million to $70 million. However, we are solely responsible for any Cushing Connect Pipeline construction costs which exceed 10% of the budget.

Agreements with HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2021 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remain pending in FERC Docket No. RM20-14-000. As of March 31, 2021, these agreements with HFC require minimum annualized payments to us of $338 million.

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

HEP and HFC finalized and executed new agreements for HEP's Cheyenne assets on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

Table of
Indicators of goodwill and long-lived asset impairment
The changes in our new agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

The estimated fair values of our Cheyenne reporting unit were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 5 for further discussion of Level 3 inputs.

Our interim impairment testing of our Cheyenne reporting unit goodwill identified an impairment charge of $11.0 million, which was recorded in the three months ended March 31, 2021.

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

Table of
RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2021 and 2020.

Table of

	Three Months Ended March 31,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,606	$20,083	$(1,477)
Affiliates—intermediate pipelines	7,506	7,474	32
Affiliates—crude pipelines	19,454	20,393	(939)
	45,566	47,950	(2,384)
Third parties—refined product pipelines	9,863	14,798	(4,935)
Third parties—crude pipelines	11,076	7,724	3,352
	66,505	70,472	(3,967)
Terminals, tanks and loading racks:
Affiliates	33,864	33,594	270
Third parties	4,318	3,904	414
	38,182	37,498	684

Refinery processing units—Affiliates	22,496	19,884	2,612

Total revenues	127,183	127,854	(671)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	41,365	34,981	6,384
Depreciation and amortization	25,065	23,978	1,087
General and administrative	2,968	2,702	266
Goodwill impairment	11,034	—	11,034
	80,432	61,661	18,771
Operating income	46,751	66,193	(19,442)
Other income (expense):
Equity in earnings of equity method investments	1,763	1,714	49
Interest expense, including amortization	(13,240)	(17,767)	4,527
Interest income	6,548	2,218	4,330
Loss on early extinguishment of debt	—	(25,915)	25,915
Gain on sales-type leases	24,650	—	24,650
Gain on sale of assets and other	502	506	(4)
	20,223	(39,244)	59,467
Income before income taxes	66,974	26,949	40,025
State income tax expense	(37)	(37)	—
Net income	66,937	26,912	40,025
Allocation of net income attributable to noncontrolling interests	(2,540)	(2,051)	(489)
Net income attributable to the partners	64,397	24,861	39,536
Limited partners’ earnings per unit—basic and diluted	$0.61	$0.24	$0.37
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$96,191	$64,425	$31,766
Adjusted EBITDA (1)	$87,936	$91,109	$(3,173)
Distributable cash flow (2)	$73,218	$70,708	$2,510

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,590	129,966	(10,376)
Affiliates—intermediate pipelines	115,225	142,112	(26,887)
Affiliates—crude pipelines	250,647	305,031	(54,384)
	485,462	577,109	(91,647)
Third parties—refined product pipelines	44,428	49,637	(5,209)
Third parties—crude pipelines	123,232	92,203	31,029
	653,122	718,949	(65,827)
Terminals and loading racks:
Affiliates	323,286	429,730	(106,444)
Third parties	45,753	45,945	(192)
	369,039	475,675	(106,636)
Refinery processing units—Affiliates	60,699	69,795	(9,096)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,082,860	1,264,419	(181,559)

Table of

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment and (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, and (v) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income attributable to the partners	$64,397	$24,861
Add (subtract):
Interest expense	13,240	17,767
Interest income	(6,548)	(2,218)
State income tax expense	37	37
Depreciation and amortization	25,065	23,978
EBITDA	$96,191	$64,425
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	(24,650)	—
Goodwill impairment	11,034	—
Pipeline tariffs not included in revenues	6,967	2,375
Lease payments not included in operating costs	(1,606)	(1,606)
Adjusted EBITDA	$87,936	$91,109

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

Table of

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income attributable to the partners	$64,397	$24,861
Add (subtract):
Depreciation and amortization	25,065	23,978
Amortization of discount and deferred debt issuance costs	844	799
Loss on early extinguishment of debt	—	25,915
Customer billings greater than revenue recognized	3,394	264
Maintenance capital expenditures (3)	(1,372)	(2,487)
Increase (decrease) in environmental liability	(156)	1
Decrease in reimbursable deferred revenue	(4,014)	(2,800)
Gain on sales-type leases	(24,650)	—
Goodwill impairment	11,034	—
Other	(1,324)	177
Distributable cash flow	$73,218	$70,708

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2021	December 31, 2020
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$19,753	$21,990
Working capital	$20,275	$14,247
Total assets	$2,170,526	$2,167,565
Long-term debt	$1,388,335	$1,405,603
Partners’ equity	$405,976	$379,292

Results of Operations—Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Summary
Net income attributable to the partners for the first quarter was $64.4 million ($0.61 per basic and diluted limited partner unit) compared to $24.9 million ($0.24 per basic and diluted limited partner unit) for the first quarter of 2020. Results for the first quarter of 2021 reflect special items that collectively increased net income attributable to the partners by a total of $13.6 million. These items included a gain on sales-type leases of $24.7 million and a goodwill impairment charge of $11.0 million related to our Cheyenne assets. In addition, net income attributable to the partners for the first quarter of 2020 included a loss on early extinguishment of debt of $25.9 million. Excluding these items, net income attributable to the partners for both the first quarters of 2021 and 2020 was $50.8 million ($0.48 per basic and diluted limited partner unit).

Revenues
Revenues for the first quarter were $127.2 million, a decrease of $0.7 million compared to the first quarter of 2020. The decrease was mainly attributable to a 9% reduction in overall crude and product pipeline volumes. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees as well as the recognition in revenue of $6.5 million of the $10 million termination fee related to the termination of HFC's existing minimum volume commitment on our Cheyenne assets.

Revenues from our refined product pipelines were $28.5 million, a decrease of $6.4 million compared to the first quarter of 2020. Shipments averaged 164.0 thousand barrels per day (“mbpd”) compared to 179.6 mbpd for the first quarter of 2020.

Table of
The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery, Delek's Big Spring refinery and our UNEV pipeline. Revenue also decreased due to a reclassification of certain pipeline income from revenue to interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $7.5 million, consistent with the first quarter of 2020. Shipments averaged 115.2 mbpd for the first quarter of 2021 compared to 142.1 mbpd for the first quarter of 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Navajo refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $30.5 million, an increase of $2.4 million compared to the first quarter of 2020, and shipments averaged 373.9 mbpd compared to 397.2 mbpd for the first quarter of 2020. The revenue increase was mainly attributable to higher volumes on our crude pipeline systems in Wyoming and Utah. Those volume increases were more than offset by decreased volumes on our crude pipeline systems in New Mexico and Texas. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees.

Revenues from terminal, tankage and loading rack fees were $38.2 million, an increase of $0.7 million compared to the first quarter of 2020. Refined products and crude oil terminalled in the facilities averaged 369.0 mbpd compared to 475.7 mbpd for the first quarter of 2020. The volume decrease was mainly the result of lower throughputs at HFC's Tulsa refinery as well as the cessation of petroleum refinery operations at HFC's Cheyenne refinery. Revenues did not decrease in proportion to the decrease in volumes mainly due to the recognition of $6.5 million of the $10 million termination fee related to the termination of HFC's existing minimum volume commitment on our Cheyenne assets and contractual minimum volume guarantees partially offset by lower on-going revenues on our Cheyenne assets as a result of the conversion of the HFC Cheyenne refinery to renewable diesel production.

Revenues from refinery processing units were $22.5 million, an increase of $2.6 million compared to the first quarter of 2020, and throughputs averaged 60.7 mbpd compared to 69.8 mbpd for the first quarter of 2020. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units largely as a result of extreme weather while revenue increased due to higher recovery of natural gas costs.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $41.4 million for the three months ended March 31, 2021, an increase of $6.4 million compared to the first quarter of 2020. The increase was mainly due to higher natural gas costs and maintenance expense project costs, partially offset by lower expenses for materials and supplies, chemicals and catalysts and property tax for the three months ended March 31, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2021 increased by $1.1 million compared to the three months ended March 31, 2020. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the three months ended March 31, 2021 increased by $0.3 million compared to the three months ended March 31, 2020, mainly due to higher legal expenses for the three months ended March 31, 2021.

Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2021	2020
	(in thousands)
Osage Pipe Line Company, LLC	$721	$1,014
Cheyenne Pipeline LLC	(104)	1,075
Cushing Terminal	1,146	(375)
Total	$1,763	$1,714

Table of
Equity in earnings of Osage Pipe Line Company, LLC and Cheyenne Pipeline LLC decreased for the three months ended March 31, 2021, mainly due to lower throughput volumes. Equity in earnings of Cushing Terminal increased for the three months ended March 31, 2021 as the terminal started operations in the second quarter of 2020.

Interest Expense
Interest expense for the three months ended March 31, 2021, totaled $13.2 million, a decrease of $4.5 million compared to the three months ended March 31, 2020. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million aggregate principal amount of 6% Senior Notes due 2024 (“6% Senior Notes”) with $500 million aggregate principal amount of 5% Senior Notes due 2028 (“5% Senior Notes”). Our aggregate effective interest rates were 3.5% and 4.5% for the three months ended March 31, 2021 and 2020, respectively.

State Income Tax
We recorded a state income tax expense of $37,000 for both the three months ended March 31, 2021 and 2020. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
As of March 31, 2021, we had a $1.4 billion senior secured revolving credit facility (the “Credit Agreement”) maturing in July 2022. On April 30, 2021, the Credit Agreement was amended, (the “Amended Credit Agreement”), decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Amended Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Amended Credit Agreement up to a maximum amount of $1.7 billion.

During the three months ended March 31, 2021, we received advances totaling $73.0 million and repaid $90.5 million, resulting in a net decrease of $17.5 million under the Credit Agreement and an outstanding balance of $896.0 million at March 31, 2021. As of March 31, 2021, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $504.0 million. Amounts repaid under the Credit Agreement may be reborrowed under the Amended Credit Agreement from time to time.
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
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended March 31, 2021. As of March 31, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In February 2021, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $37.0 million.

Table of

Cash and cash equivalents decreased by $2.2 million during the three months ended March 31, 2021. The cash flows provided by operating activities of $82.1 million were less than the cash flows used for financing activities of $54.3 million and investing activities of $30.0 million. Working capital increased by $6.0 million to $20.3 million at March 31, 2021, from $14.2 million at December 31, 2020.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $4.2 million from $77.9 million for the three months ended March 31, 2020, to $82.1 million for the three months ended March 31, 2021. The increase was mainly due to lower payments for interest expenses and operating expenses partially offset by lower cash receipts from customers during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Cash Flows—Investing Activities
Cash flows used for investing activities were $30.0 million for the three months ended March 31, 2021, compared to $20.9 million for the three months ended March 31, 2020, an increase of $9.2 million. During the three months ended March 31, 2021 and 2020, we invested $33.2 million and $18.9 million, respectively, in additions to properties and equipment. We received $2.9 million in excess of equity in earnings during the three months ended March 31, 2021.

Cash Flows—Financing Activities
Cash flows used for financing activities were $54.3 million for the three months ended March 31, 2021, compared to $51.1 million for the three months ended March 31, 2020, an increase of $3.3 million. During the three months ended March 31, 2021, we received $73.0 million and repaid $90.5 million in advances under the Credit Agreement. Additionally, we paid $38.3 million in regular quarterly cash distributions to our limited partners and $3.8 million to our noncontrolling interests. We received $6.3 million in contributions from noncontrolling interests during the three months ended March 31, 2021. During the three months ended March 31, 2020, we received $112.0 million and repaid $67.0 million in advances under the Credit Agreement. We paid $68.5 million in regular quarterly cash distributions to our limited partners, and distributed $3.0 million to our noncontrolling interests. We also received net proceeds of $491.5 million for issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2021 capital forecast is comprised of approximately $14 million to $18 million for maintenance capital expenditures, $5 million to $8 million for refinery unit turnarounds and $30 million to $35 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2021 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

Table of
We expect that our currently planned sustaining and maintenance capital expenditures, as well as planned expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

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

Credit Agreement
On March 31, 2021, we had a $1.4 billion Credit Agreement maturing in July 2022. On April 30, 2021, the Credit Agreement was amended (the “Amended Credit Agreement”), decreasing the commitments under the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The amended Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Amended Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it continues to provide for an accordion feature that allows us to increase the commitments under the Amended Credit Agreement up to a maximum amount of $1.7 billion.

Our obligations under the Amended Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Amended Credit Agreement is guaranteed by our material, wholly-owned subsidiaries. The Amended Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the expiration of the Amended Credit Agreement, HEP obtains two investment grade credit ratings, the Amended Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Amended Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2021.

Senior Notes
As of March 31, 2021, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table of
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Credit Agreement	$896,000	$913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(7,665)	(7,897)
	492,335	492,103

Total long-term debt	$1,388,335	$1,405,603

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended March 31, 2021.

Impact of Inflation
Inflation in the United States has been relatively moderate in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2021 and 2020. PPI has increased an average of 0.9% annually over the past five calendar years, including a decrease of 1.3% in 2020 and an increase of 0.8% in 2019.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At March 31, 2021, we had an accrual of $4.4 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity

Table of
provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2021. We consider these policies to be critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

At March 31, 2021, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At March 31, 2021, the fair value of our 5% Senior Notes was $505.0 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at March 31, 2021 would result in a change of approximately $14.2 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2021, borrowings outstanding under the Credit Agreement were $896.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Table of
Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 6.Exhibits

The Exhibit Index beginning on page 45 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

10.2
Twenty-First Amended and Restated Omnibus Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Corporation, Holly Energy Partners, L.P. and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.3
Seventh Amended and Restated Master Throughput Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.4	Letter Agreement entered into on February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P.
10.5
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

10.6
Sixth Amended and Restated Master Lease and Access Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.7
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.8
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.9*
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P.

10.10+
Amendment No. 1 to Third Amended and Restated Credit Agreement dated April 30, 2021, among Holly Energy Partners, L.P., as borrower, certain of its affiliates, as guarantors, Wells Fargo Bank, National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 3, 2021, File No.1-32225).

Table of

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
++	Filed electronically herewith.

Table of
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: May 5, 2021	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 5, 2021	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)