Form 10-Q
period 2021-06-30
HOLLY ENERGY PARTNERS LP
filed 2021-08-06
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at July 30, 2021, was 105,440,201.

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
•(i) our ability to successfully close the Sinclair acquisition, which requires certain regulatory approvals (including clearance by antitrust authorities); (ii) disruption the Sinclair acquisition may cause to customers, vendors, business partners and our ongoing business; (iii) once closed, our ability to integrate the operations of Sinclair with our existing operations and fully realize the expected synergies of the Sinclair acquisition on the expected timeline; and (iv) legal proceedings that may be instituted against us or HollyFrontier Corporation (“HFC”) following the announcement of the Sinclair acquisition;
•risks and uncertainties with respect to the actual quantities of petroleum products and crude oil shipped on our pipelines and/or terminalled, stored or throughput in our terminals and refinery processing units;
•the economic viability of HFC, our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;
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

Table of 19,
•other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q, and in connection with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $14,055 and $18,259, respectively)	$19,561	$21,990
Accounts receivable:
Trade	14,749	14,543
Affiliates	46,323	47,972
	61,072	62,515
Prepaid and other current assets	9,277	9,487
Total current assets	89,910	93,992

Properties and equipment, net (Cushing Connect VIEs: $84,263 and $47,801, respectively)	1,430,311	1,450,685
Operating lease right-of-use assets, net	2,724	2,979
Net investment in leases	211,550	166,316
Intangible assets, net	80,311	87,315
Goodwill	223,650	234,684
Equity method investments (Cushing Connect VIEs: $37,988 and $39,456, respectively)	117,436	120,544
Other assets	16,930	11,050
Total assets	$2,172,822	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $9,994 and $14,076, respectively)	$25,591	$28,280
Affiliates	14,964	18,120
	40,555	46,400

Accrued interest	10,869	10,892
Deferred revenue	10,569	11,368
Accrued property taxes	5,057	3,992
Current operating lease liabilities	795	875
Current finance lease liabilities	3,755	3,713
Other current liabilities	2,943	2,505
Total current liabilities	74,543	79,745

Long-term debt	1,362,570	1,405,603
Noncurrent operating lease liabilities	2,303	2,476
Noncurrent finance lease liabilities	66,434	68,047
Other long-term liabilities	11,913	12,905
Deferred revenue	32,645	40,581

Class B unit	54,637	52,850

Equity:
Partners’ equity:
Common unitholders (105,440 units issued and outstanding at June 30, 2021 and December 31, 2020)	425,218	379,292
Noncontrolling interests	142,559	126,066
Total equity	567,777	505,358
Total liabilities and equity	$2,172,822	$2,167,565
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Affiliates	$99,142	$95,563	$201,068	$196,991
Third parties	27,093	19,244	52,350	45,670
	126,235	114,807	253,418	242,661
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,068	34,737	83,433	69,718
Depreciation and amortization	25,003	25,034	50,068	49,012
General and administrative	2,847	2,535	5,815	5,237
Goodwill impairment	—	—	11,034	—
	69,918	62,306	150,350	123,967
Operating income	56,317	52,501	103,068	118,694

Other income (expense):
Equity in earnings of equity method investments	3,423	2,156	5,186	3,870
Interest expense	(13,938)	(13,779)	(27,178)	(31,546)
Interest income	6,614	2,813	13,162	5,031
Loss on early extinguishment of debt	—	—	—	(25,915)
Gain on sales-type leases	27	33,834	24,677	33,834
Gain on sale of assets and other	5,415	468	5,917	974
	1,541	25,492	21,764	(13,752)
Income before income taxes	57,858	77,993	124,832	104,942
State income tax expense	(27)	(39)	(64)	(76)
Net income	57,831	77,954	124,768	104,866
Allocation of net income attributable to noncontrolling interests	(2,086)	(1,484)	(4,626)	(3,535)
Net income attributable to the partners	55,745	76,470	120,142	101,331
Limited partners’ per unit interest in earnings—basic and diluted	$0.53	$0.73	$1.14	$0.96
Weighted average limited partners’ units outstanding	105,440	105,440	105,440	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$124,768	$104,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,068	49,012
Gain on sale of assets	(5,586)	(797)
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	(24,677)	(33,834)
Goodwill impairment	11,034	—
Amortization of deferred charges	2,229	1,641
Equity-based compensation expense	1,210	980
Equity in earnings of equity method investments, net of distributions	—	(1,298)
(Increase) decrease in operating assets:
Accounts receivable—trade	1,726	3,803
Accounts receivable—affiliates	1,649	(131)
Prepaid and other current assets	825	216
Increase (decrease) in operating liabilities:
Accounts payable—trade	3,068	(4,959)
Accounts payable—affiliates	(3,157)	(9,452)
Accrued interest	(23)	(2,523)
Deferred revenue	(2,176)	(2,378)
Accrued property taxes	1,065	1,727
Other current liabilities	438	669
Other, net	(353)	1,137
Net cash provided by operating activities	162,108	134,594

Cash flows from investing activities
Additions to properties and equipment	(59,375)	(30,740)
Investment in Cushing Connect JV Terminal	—	(2,400)
Proceeds from sale of assets	7,343	816
Distributions in excess of equity in earnings of equity investments	3,107	470
Net cash used for investing activities	(48,925)	(31,854)

Cash flows from financing activities
Borrowings under credit agreement	141,000	168,000
Repayments of credit agreement borrowings	(184,500)	(138,500)
Redemption of senior notes	—	(522,500)
Proceeds from issuance of debt	—	500,000
Contributions from general partner	—	435
Contributions from noncontrolling interests	17,593	13,263
Distributions to HEP unitholders	(75,356)	(102,979)
Distributions to noncontrolling interests	(5,872)	(4,000)
Payments on finance leases	(1,747)	(1,972)
Deferred financing costs	(6,661)	(8,714)
Units withheld for tax withholding obligations	(69)	(147)
Net cash used by financing activities	(115,612)	(97,114)

Cash and cash equivalents
Increase (decrease) for the period	(2,429)	5,626
Beginning of period	21,990	13,287
End of period	$19,561	$18,913

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,072	$32,118
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Contributions from noncontrolling interest	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Equity-based compensation	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616
Contributions from noncontrolling interest	—	9,780	9,780
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,053)	(2,053)
Equity-based compensation	527	—	527
Class B unit accretion	(894)	—	(894)
Other	(2)	—	(2)
Net income	56,639	1,192	57,831
Balance June 30, 2021	$425,218	$142,559	$567,777

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Contributions from noncontrolling interest	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interests	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	$338,159	$112,175	$450,334
Contributions from noncontrolling interest	—	5,959	5,959
Distributions to HEP unitholders	(34,460)	—	(34,460)
Distributions to noncontrolling interest	—	(1,000)	(1,000)
Equity-based compensation	474	—	474
Class B unit accretion	(835)	—	(835)
Other	80	—	80
Net income	77,305	649	77,954
Balance June 30, 2020	$380,723	$117,783	$498,506

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of June 30, 2021, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

On April 1, 2021, we sold our 156-mile, 6-inch refined product pipeline that connected HFC’s Navajo Refinery to terminals in El Paso for gross proceeds of $7.0 million and recognized a gain on sale of $5.3 million.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the six months ended June 30, 2021 and 2020, we recognized $6.9 million and $12.6 million, respectively, of these deficiency payments in revenue, of which $0.5 million and $0.7 million, respectively, related to deficiency payments billed in prior periods.
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

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among the partners. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs will be approximately $70 million to $75 million.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Pipelines	$68,322	$58,954	$134,827	$129,426
Terminals, tanks and loading racks	36,887	36,280	75,069	73,778
Refinery processing units	21,026	19,573	43,522	39,457
	$126,235	$114,807	$253,418	$242,661

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Lease revenues	$86,867	$86,346	$174,803	$179,493
Service revenues	39,368	28,461	78,615	63,168
	$126,235	$114,807	$253,418	$242,661
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

	June 30, 2021	December 31, 2020
	(In thousands)
Contract assets	$6,545	$6,306
Contract liabilities	$(400)	$(500)

The contract assets and liabilities include both lease and service components. During the six months ended June 30, 2021, we recognized $0.5 million of revenue that was previously included in contract liability as of December 31, 2020. During the six months ended June 30, 2021, we also recognized $0.2 million of revenue included in contract assets.

As of June 30, 2021, we expect to recognize $1.8 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2022 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2021	$168
2022	311
2023	275
2024	237
2025	171
2026	157
Thereafter	484
Total	$1,803
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.0 million and $6.4 million as of June 30, 2021 and December 31, 2020, respectively, with accumulated depreciation of $3.3 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	June 30, 2021	December 31, 2020

Operating leases:
Operating lease right-of-use assets, net	$2,724	$2,979

Current operating lease liabilities	795	875
Noncurrent operating lease liabilities	2,303	2,476
Total operating lease liabilities	$3,098	$3,351

Finance leases:
Properties and equipment	$6,019	$6,410
Accumulated amortization	(3,255)	(3,390)
Properties and equipment, net	$2,764	$3,020

Current finance lease liabilities	$3,755	$3,713
Noncurrent finance lease liabilities	66,434	68,047
Total finance lease liabilities	$70,189	$71,760

Weighted average remaining lease term (in years)
Operating leases	5.8	5.9
Finance leases	15.5	15.9

Weighted average discount rate
Operating leases	4.7%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$576	$518
Operating cash flows on finance leases	$2,105	$2,157
Financing cash flows on finance leases	$1,747	$1,972
Maturities of lease liabilities were as follows:

	June 30, 2021
	Operating	Finance
	(In thousands)
2021	$507	$3,662
2022	690	7,332
2023	603	7,375
2024	497	6,918
2025	429	6,456
2026 and thereafter	787	73,888
Total lease payments	3,513	105,631
Less: Imputed interest	(415)	(35,442)
Total lease obligations	3,098	70,189
Less: Current lease liabilities	(795)	(3,755)
Noncurrent lease liabilities	$2,303	$66,434

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$249	$230	$547	$503
Finance lease costs
Amortization of assets	200	273	412	515
Interest on lease liabilities	994	1,040	2,001	2,077
Variable lease cost	67	46	133	95
Total net lease cost	$1,510	$1,589	$3,093	$3,190

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

During the six months ended June 30, 2021, we entered into new agreements and modified other agreements with HFC related to our Cheyenne assets, Tulsa West lube racks, various crude tanks, and new Navajo tanks. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the six months ended June 30, 2021 composed of the following:

Six Months Ended June 30, 2021
(In thousands)
Net investment in leases	$47,795
Properties and equipment, net	(29,677)
Deferred revenue	6,559
Gain on sales-type leases	$24,677

During the six months ended June 30, 2020, one of our throughput agreements with Delek was partially renewed. A component of this agreement met the criteria of sales-type leases since the underlying asset is not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at the commencement date of the lease, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the six months ended June 30, 2020 composed of the following:

Six Months Ended June 30, 2020
(In thousands)
Net investment in lease	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type lease	$33,834

These sales-type lease transactions, including the related gain, were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease revenues	$84,426	$84,872	$170,698	$175,671
Direct financing lease interest income	523	524	1,047	1,048
Gain on sales-type leases	27	33,834	24,677	33,834
Sales-type lease interest income	6,091	2,286	12,115	3,940
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	2,441	1,474	4,105	3,822
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

Annual minimum undiscounted lease payments under our leases were as follows as of June 30, 2021:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2021	$141,624	$1,088	$14,481
2022	283,151	2,171	28,962
2023	252,705	2,175	25,056
2024	216,601	2,192	21,827
2025	153,746	2,209	18,399
2026 and thereafter	558,415	38,837	144,721
Total lease receipt payments	$1,606,242	$48,672	$253,446
Less: Imputed interest		(32,255)	(198,123)
		16,417	55,323
Unguaranteed residual assets at end of leases		—	144,036
Net investment in leases		$16,417	$199,359

Net investments in leases recorded on our balance sheet were composed of the following:

	June 30, 2021		December 31, 2020
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$126,147	$16,417	$88,922	$16,452
Unguaranteed residual assets	73,212	—	64,551	—
Net investment in leases	$199,359	$16,417	$153,473	$16,452

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2021		December 31, 2020
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	492,570	512,245	492,103	506,540

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 9 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the six months ended June 30, 2021, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the six months ended June 30, 2021, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

Note 6:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Pipelines, terminals and tankage[1]	$1,538,892	$1,575,815
Refinery assets	348,882	348,882
Land and right of way	86,781	87,076
Construction in progress	99,420	58,467
Other[1]	44,819	46,201
	2,118,794	2,116,441
Less accumulated depreciation	(688,483)	(665,756)
	$1,430,311	$1,450,685

(1)Prior period balances have been reclassified to be comparative to current period.

Depreciation expense was $42.7 million and $41.7 million for the six months ended June 30, 2021 and 2020, respectively, and includes depreciation of assets acquired under capital leases.

Note 7:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	June 30, 2021	December 31, 2020
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(124,486)	(117,482)
		$80,311	$87,315

Amortization expense was $7.0 million for both the six months ended June 30, 2021 and 2020. We estimate amortization expense to be $14.0 million for 2022, $9.9 million in 2023, and $9.1 million for 2024 through 2026.

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

Note 8:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $1.9 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.5 million for both the three months ended June 30, 2021 and 2020, and $1.2 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2021, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 856,171 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the six months ended June 30, 2021, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021 (nonvested)	295,992	$14.48
Vesting and transfer of full ownership to recipients	(189)	11.92
Forfeited	(3,483)	14.69
Outstanding at June 30, 2021 (nonvested)	292,320	14.48

The grant date fair values of phantom units that were vested and transferred to recipients during the six months ended June 30, 2021 and 2020 were $2 thousand and $0.1 million, respectively. As of June 30, 2021, $2.0 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.3 years.

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

We did not grant any performance units during the six months ended June 30, 2021. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the six months ended June 30, 2021, is presented below:

Performance Units	Units
Outstanding at January 1, 2021 (nonvested)	77,472
Vesting and transfer of common units to recipients	(10,881)
Outstanding at June 30, 2021 (nonvested)	66,591

The grant date fair value of performance units vested and transferred to recipients during both of the six months ended June 30, 2021 and 2020 was $0.4 million. Based on the weighted-average fair value of performance units outstanding at June 30, 2021, of $1.2 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

During the six months ended June 30, 2021, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 9:Debt

Credit Agreement
In April 2021, we amended our senior secured revolving credit facility (the “Credit Agreement”) decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material, wholly-owned subsidiaries. The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the maturity of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2021.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of June 30, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Credit Agreement
Amount outstanding	$870,000	913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(7,430)	(7,897)
	492,570	492,103

Total long-term debt	$1,362,570	$1,405,603

Note 10:Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2022 to 2036, and revenues from HFC accounted for 79% of our total revenues for both the three and six months ended June 30, 2021. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of June 30, 2021, these agreements with HFC require minimum annualized payments to us of $340 million.

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

Related party transactions with HFC were as follows:
•Revenues received from HFC were $99.1 million and $95.6 million for the three months ended June 30, 2021 and 2020, respectively, and $201.1 million and $197.0 million for the six months ended June 30, 2021 and 2020, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million for both the three months ended June 30, 2021 and 2020, and $1.3 million for both the six months ended June 30, 2021 and 2020.
•We reimbursed HFC for costs of employees supporting our operations of $14.3 million and $13.2 million for the three months ended June 30, 2021 and 2020, respectively, and $28.7 million and $27.3 million for the six months ended June 30, 2021 and 2020, respectively.
•HFC reimbursed us $1.2 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $4.3 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively, for expense and capital projects.
•We distributed $20.9 million and $18.4 million in the three months ended June 30, 2021 and 2020, respectively, and $41.7 million and $56.0 million in the six months ended June 30, 2021 and 2020, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $46.3 million and $48.0 million at June 30, 2021, and December 31, 2020, respectively.
•Accounts payable to HFC were $15.0 million and $18.1 million at June 30, 2021, and December 31, 2020, respectively.
•Deferred revenue in the consolidated balance sheets included $0.4 million for both June 30, 2021 and December 31, 2020, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa rail yards of $0.5 million for both of the three months ended June 30, 2021 and 2020, respectively, and $1.0 million for both the six months ended June 30, 2021 and 2020.
•We recorded a gain on sales-type leases with HFC of $24.7 million for the six months ended June 30, 2021, and we received sales-type lease payments of $6.3 million and $2.4 million from HFC that were not recorded in revenues for the three months ended June 30, 2021 and 2020, respectively, and $12.5 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively.
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

On August 2, 2021, in connection with the Sinclair Transactions (described in Note 17 below), HEP and HFC entered into a Letter Agreement (“Letter Agreement”) pursuant to which, among other things, HEP and HFC agreed, upon the consummation of the Sinclair Transactions, to enter into amendments to certain of the agreements by and among HEP and HFC, including the master throughput agreement, to include within the scope of such agreements the assets to be acquired by HEP pursuant to the Contribution Agreement (described in Note 17 below).

In addition, the Letter Agreement provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HFC enters into a definitive agreement to divest its refinery in Davis County, Utah (the “Woods Cross Refinery”), then HEP would sell certain assets located at, or relating to, the Woods Cross Refinery to HFC in exchange for cash consideration equal to $232.5 million plus the certain accounts receivable of HEP in respect of such assets, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HFC. The Letter Agreement also provides that HEP’s right to future revenues from HFC in respect of such Woods Cross Refinery assets will terminate at the closing of such sale.

Note 11: Partners’ Equity, Income Allocations and Cash Distributions

As of June 30, 2021, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On July 22, 2021, we announced our cash distribution for the second quarter of 2021 of $0.35 per unit. The distribution is payable on all common units and will be paid August 13, 2021, to all unitholders of record on August 2, 2021.

Our regular quarterly cash distribution to the limited partners will be $37.0 million for the three months ended June 30, 2021 and was $34.5 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, the regular quarterly distribution to the limited partners will be $74.1 million and was $68.9 million for the six months ended June 30, 2020. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

Net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per unit data)
Net income attributable to the partners	$55,745	$76,470	$120,142	$101,331
Less: Participating securities’ share in earnings	(190)	—	(411)	—
Net income attributable to common units	55,555	76,470	119,731	101,331
Weighted average limited partners' units outstanding	105,440	105,440	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.53	$0.73	$1.14	$0.96

Note 13:Environmental

We expensed $0.5 million for the three and six months ended June 30, 2021 for environmental remediation obligations, and we expensed $0.5 million and $0.7 million for the three and six months ended June 30, 2020, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $4.3 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively, of which $2.2 million and $2.5 million, was classified as other long-term liabilities at June 30, 2021 and December 31, 2020. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million for HFC indemnified liabilities as of June 30, 2021 and December 31, 2020, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$78,116	$75,990	$157,546	$157,534
Pipelines and terminals - third-party	27,093	19,244	52,350	45,670
Refinery processing units - affiliate	21,026	19,573	43,522	39,457
Total segment revenues	$126,235	$114,807	$253,418	$242,661

Segment operating income:
Pipelines and terminals(1)	$49,391	$45,630	$90,875	$104,533
Refinery processing units	9,773	9,406	18,008	19,398
Total segment operating income	59,164	55,036	108,883	123,931
Unallocated general and administrative expenses	(2,847)	(2,535)	(5,815)	(5,237)
Interest and financing costs, net	(7,324)	(10,966)	(14,016)	(26,515)
Loss on early extinguishment of debt	—	—	—	(25,915)
Equity in earnings of equity method investments	3,423	2,156	5,186	3,870
Gain on sales-type leases	27	33,834	24,677	33,834
Gain (loss) on sale of assets and other	5,415	468	5,917	974
Income before income taxes	$57,858	$77,993	$124,832	$104,942

Capital Expenditures:
Pipelines and terminals	$25,559	$11,798	$58,777	$30,416
Refinery processing units	598	—	598	324
Total capital expenditures	$26,157	$11,798	$59,375	$30,740

	June 30, 2021	December 31, 2020
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$1,743,374	$1,729,547
Refinery processing units	295,098	305,090
Other	134,350	132,928
Total identifiable assets	$2,172,822	$2,167,565

(1) Pipelines and terminals segment operating income includes goodwill impairment charge of $11.0 million for the six months ended June 30, 2021.
(2) Includes goodwill of $223.7 million as of June 30, 2021 and $234.7 million as of December 31, 2020.

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

Condensed Consolidating Balance Sheet

June 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$871	$(423)	$19,113	$—	$19,561
Accounts receivable	—	53,348	7,931	(207)	61,072
Prepaid and other current assets	368	8,156	753	—	9,277
Total current assets	1,239	61,081	27,797	(207)	89,910

Properties and equipment, net	—	1,037,480	392,831	—	1,430,311
Operating lease right-of-use assets	—	2,603	121	—	2,724
Net investment in leases	—	211,550	—	—	211,550
Investment in subsidiaries	1,788,648	299,779	—	(2,088,427)	—
Intangible assets, net	—	80,311	—	—	80,311
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	79,448	37,988	—	117,436
Other assets	9,167	7,763	—	—	16,930
Total assets	$1,799,054	$2,003,665	$458,737	$(2,088,634)	$2,172,822

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$28,247	$12,515	$(207)	$40,555
Accrued interest	10,869	—	—	—	10,869
Deferred revenue	—	10,169	400	—	10,569
Accrued property taxes	—	2,391	2,666	—	5,057
Current operating lease liabilities	—	722	73	—	795
Current finance lease liabilities	—	3,755	—	—	3,755
Other current liabilities	137	2,499	307	—	2,943
Total current liabilities	11,006	47,783	15,961	(207)	74,543

Long-term debt	1,362,570	—	—	—	1,362,570
Noncurrent operating lease liabilities	—	2,303	—	—	2,303
Noncurrent finance lease liabilities	—	66,434	—	—	66,434
Other long-term liabilities	260	11,215	438	—	11,913
Deferred revenue	—	32,645	—	—	32,645
Class B unit	—	54,637	—	—	54,637
Equity - partners	425,218	1,788,648	299,779	(2,088,427)	425,218
Equity - noncontrolling interests	—	—	142,559	—	142,559
Total liabilities and equity	$1,799,054	$2,003,665	$458,737	$(2,088,634)	$2,172,822

Condensed Consolidating Balance Sheet

December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$(987)	$21,350	$—	$21,990
Accounts receivable	—	56,522	6,308	(315)	62,515
Prepaid and other current assets	349	8,366	772	—	9,487
Total current assets	1,976	63,901	28,430	(315)	93,992

Properties and equipment, net	—	1,087,184	363,501	—	1,450,685
Operating lease right-of-use assets	—	2,822	157	—	2,979
Net investment in leases	—	166,316	—	—	166,316
Investment in subsidiaries	1,789,808	286,883	—	(2,076,691)	—
Intangible assets, net	—	87,315	—	—	87,315
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	81,089	39,455	—	120,544
Other assets	4,268	6,782	—	—	11,050
Total assets	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,252	$16,463	$(315)	$46,400
Accrued interest	10,892	—	—	—	10,892
Deferred revenue	—	10,868	500	—	11,368
Accrued property taxes	—	2,915	1,077	—	3,992
Current operating lease liabilities	—	804	71	—	875
Current finance lease liabilities	—	3,713	—	—	3,713
Other current liabilities	5	2,491	9	—	2,505
Total current liabilities	10,897	51,043	18,120	(315)	79,745

Long-term debt	1,405,603	—	—	—	1,405,603
Noncurrent operating lease liabilities	—	2,476	—	—	2,476
Noncurrent finance lease liabilities	—	68,047	—	—	68,047
Other long-term liabilities	260	12,171	474	—	12,905
Deferred revenue	—	40,581	—	—	40,581
Class B unit	—	52,850	—	—	52,850
Equity - partners	379,292	1,789,808	286,883	(2,076,691)	379,292
Equity - noncontrolling interests	—	—	126,066	—	126,066
Total liabilities and equity	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$92,911	$6,231	$—	$99,142
Third parties	—	20,479	6,614	—	27,093
	—	113,390	12,845	—	126,235
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	37,742	4,326	—	42,068
Depreciation and amortization	—	20,651	4,352	—	25,003
General and administrative	907	1,940	—	—	2,847
	907	60,333	8,678	—	69,918
Operating income (loss)	(907)	53,057	4,167	—	56,317

Other income (expense):
Equity in earnings of subsidiaries	69,596	3,605	—	(73,201)	—
Equity in earnings of equity method investments		2,793	630	—	3,423
Interest expense	(12,944)	(994)	—	—	(13,938)
Interest income		6,614	—	—	6,614
Gain on sales-type lease	—	27	—	—	27
Gain on sale of assets and other	—	5,414	1	—	5,415
	56,652	17,459	631	(73,201)	1,541
Income before income taxes	55,745	70,516	4,798	(73,201)	57,858
State income tax expense	—	(27)	—	—	(27)
Net income	55,745	70,489	4,798	(73,201)	57,831
Allocation of net income attributable to noncontrolling interests	—	(894)	(1,192)	—	(2,086)
Net income attributable to the partners	$55,745	$69,595	$3,606	$(73,201)	$55,745

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$89,417	$6,146	$—	$95,563
Third parties	—	15,887	3,357	—	19,244
	—	105,304	9,503	—	114,807
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	30,980	3,757	—	34,737
Depreciation and amortization	—	20,739	4,295	—	25,034
General and administrative	780	1,755	—	—	2,535
	780	53,474	8,052	—	62,306
Operating income (loss)	(780)	51,830	1,451	—	52,501

Other income (expense):
Equity in earnings of subsidiaries	89,893	1,510	—	(91,403)	—
Equity in earnings of equity method investments	—	1,449	707	—	2,156
Interest expense	(12,740)	(1,039)	—	—	(13,779)
Interest income	26	2,787	—	—	2,813
Gain on sales-type lease	—	33,834	—	—	33,834
Gain on sale of assets and other	71	396	1	—	468
	77,250	38,937	708	(91,403)	25,492
Income before income taxes	76,470	90,767	2,159	(91,403)	77,993
State income tax expense	—	(39)	—	—	(39)
Net income	76,470	90,728	2,159	(91,403)	77,954
Allocation of net income attributable to noncontrolling interests	—	(835)	(649)	—	(1,484)
Net income attributable to the partners	$76,470	$89,893	$1,510	$(91,403)	$76,470

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$188,612	$12,456	$—	$201,068
Third parties	—	39,530	12,820	—	52,350
	—	228,142	25,276	—	253,418
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	75,541	7,892	—	83,433
Depreciation and amortization	—	41,487	8,581	—	50,068
General and administrative	2,085	3,730	—	—	5,815
Goodwill impairment	—	11,034	—	—	11,034
	2,085	131,792	16,473	—	150,350
Operating income (loss)	(2,085)	96,350	8,803	—	103,068

Other income (expense):
Equity in earnings of subsidiaries	147,405	7,741	—	(155,146)	—
Equity in earnings of equity method investments	—	3,411	1,775	—	5,186
Interest expense	(25,178)	(2,000)	—	—	(27,178)
Interest income	—	13,162	—	—	13,162
Gain on sales-type lease	—	24,677	—	—	24,677
Gain on sale of assets and other	—	5,915	2	—	5,917
	122,227	52,906	1,777	(155,146)	21,764
Income before income taxes	120,142	149,256	10,580	(155,146)	124,832
State income tax expense	—	(64)	—	—	(64)
Net income	120,142	149,192	10,580	(155,146)	124,768
Allocation of net income attributable to noncontrolling interests	—	(1,787)	(2,839)	—	(4,626)
Net income attributable to the partners	$120,142	$147,405	$7,741	$(155,146)	$120,142

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$184,172	$12,819	$—	$196,991
Third parties	—	35,042	10,628	—	45,670
	—	219,214	23,447	—	242,661
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	62,111	7,607	—	69,718
Depreciation and amortization	—	40,492	8,520	—	49,012
General and administrative	1,879	3,358	—	—	5,237
	1,879	105,961	16,127	—	123,967
Operating income (loss)	(1,879)	113,253	7,320	—	118,694

Other income (expense):
Equity in earnings of subsidiaries	158,428	5,805	—	(164,233)	—
Equity in earnings of equity method investments	—	3,537	333	—	3,870
Interest expense	(29,470)	(2,076)	—	—	(31,546)
Interest income	26	5,005	—	—	5,031
Loss on early extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sales-type lease	—	33,834	—	—	33,834
Gain on sale of assets and other	141	816	17	—	974
	103,210	46,921	350	(164,233)	(13,752)
Income before income taxes	101,331	160,174	7,670	(164,233)	104,942
State income tax expense	—	(76)	—	—	(76)
Net income	101,331	160,098	7,670	(164,233)	104,866
Allocation of net income attributable to noncontrolling interests	—	(1,670)	(1,865)	—	(3,535)
Net income attributable to the partners	$101,331	$158,428	$5,805	$(164,233)	$101,331

Note 17: Subsequent Event

HEP Transactions

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”), and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transactions”). On the same date, HFC, Sinclair and certain other parties entered into a Business Combination Agreement pursuant to which Sinclair will contribute all of the equity interests of Hippo Holding LLC, which owns Sinclair Oil Corporation, to a new HFC parent holding company that will be named “HF Sinclair Corporation” in exchange for 60,230,036 shares of common stock in HF Sinclair Corporation (the “HFC Transactions”, and together with the HEP Transactions, the “Sinclair Transactions”).

The cash consideration for the HEP Transactions is subject to customary adjustments at closing for working capital of STC. The number of HEP common units to be issued to Sinclair at closing is subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair, and STC. The HEP Transactions are expected to close in mid-2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the consummation of the HFC Transactions.

The Contribution Agreement automatically terminates if the HFC Transactions are terminated, and contains other customary termination rights, including a termination right for each of HEP and Sinclair if, under certain circumstances, the closing does not occur by May 2, 2022 (the “Outside Date”), except that the Outside Date can be extended by either party by up to two 90 day periods to obtain any required antitrust clearance.

Upon closing of the HEP Transactions, HEP’s existing senior management team will continue to operate HEP. Under the definitive agreements, Sinclair will be granted the right to nominate one director to the HEP board of directors at the closing. The Sinclair stockholders have also agreed to certain customary lock-up restrictions and registration rights for the HEP common units to be issued to the stockholders of Sinclair. HEP will continue to operate under the name Holly Energy Partners, L.P.

See Note 10 for a description of the Letter Agreement between HFC and HEP entered into in connection with the Contribution Agreement.

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest as of June 30, 2021.

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

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”), and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which the HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transactions”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions (as defined below), HEP agrees to divest a portion of its equity interest in UNEV Pipeline LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Sinclair Transactions are expected to close in mid-2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the HEP Transactions are conditioned on the closing of the transactions contemplated by that certain Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier, Sinclair and certain other parties, which will occur immediately following the HEP Transactions (the “HFC Transactions,” and together with the HEP Transactions, the “Sinclair Transactions”). See Note 17 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 that continued through the second quarter of 2021 with volumes in many of our regions returning to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand, and with the increasing availability of vaccines, we believe there is a path to a fulsome recovery in demand in 2021.

With the increasing vaccination rates, most of our employees have returned to work at our locations and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

Table of
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

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2022 to 2036. These minimum volume commitments accounted for approximately 66% and 76% of our total revenues in the six months ended June 30, 2021 and the twelve months ended December 31, 2020, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

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

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million.

Agreements with HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2022 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remain pending in FERC Docket No. RM20-14-000. As of June 30, 2021, these agreements with HFC require minimum annualized payments to us of $340 million.

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

Table of

On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP's Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC will pay a base tariff to HEP for available crude oil storage and HFC and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

Indicators of goodwill and long-lived asset impairment
During the three months ended March 31, 2021, changes in our agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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

We have a long-term strategic relationship with HFC that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to economic conditions discussed in “Overview - Impact of COVID-19 on Our Business” above, we also expect over the longer term to continue to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies. See “Overview” above for a discussion of the Sinclair Transactions.

Furthermore, as we are doing with the previously discussed HEP Transactions with Sinclair, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Table of
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2021 and 2020.

Table of

	Three Months Ended June 30,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,213	$16,302	$2,911
Affiliates—intermediate pipelines	7,521	7,475	46
Affiliates—crude pipelines	19,251	19,311	(60)
	45,985	43,088	2,897
Third parties—refined product pipelines	9,526	8,750	776
Third parties—crude pipelines	12,811	7,116	5,695
	68,322	58,954	9,368
Terminals, tanks and loading racks:
Affiliates	32,131	32,902	(771)
Third parties	4,756	3,378	1,378
	36,887	36,280	607

Refinery processing units—Affiliates	21,026	19,573	1,453

Total revenues	126,235	114,807	11,428
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,068	34,737	7,331
Depreciation and amortization	25,003	25,034	(31)
General and administrative	2,847	2,535	312
	69,918	62,306	7,612
Operating income	56,317	52,501	3,816
Other income (expense):
Equity in earnings of equity method investments	3,423	2,156	1,267
Interest expense, including amortization	(13,938)	(13,779)	(159)
Interest income	6,614	2,813	3,801
Gain on sales-type leases	27	33,834	(33,807)
Gain on sale of assets and other	5,415	468	4,947
	1,541	25,492	(23,951)
Income before income taxes	57,858	77,993	(20,135)
State income tax expense	(27)	(39)	12
Net income	57,831	77,954	(20,123)
Allocation of net income attributable to noncontrolling interests	(2,086)	(1,484)	(602)
Net income attributable to the partners	55,745	76,470	(20,725)
Limited partners’ earnings per unit—basic and diluted	$0.53	$0.73	$(0.20)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$88,099	$112,509	$(24,410)
Adjusted EBITDA (1)	$88,261	$80,168	$8,093
Distributable cash flow (2)	$66,680	$65,456	$1,224

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,046	100,524	18,522
Affiliates—intermediate pipelines	143,762	128,464	15,298
Affiliates—crude pipelines	260,756	252,570	8,186
	523,564	481,558	42,006
Third parties—refined product pipelines	52,126	57,876	(5,750)
Third parties—crude pipelines	135,904	85,851	50,053
	711,594	625,285	86,309
Terminals and loading racks:
Affiliates	413,441	372,093	41,348
Third parties	53,257	45,876	7,381
	466,698	417,969	48,729
Refinery processing units—Affiliates	76,589	49,891	26,698
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,254,881	1,093,145	161,736

Table of

	Six Months Ended June 30,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$37,819	$36,385	$1,434
Affiliates—intermediate pipelines	15,027	14,949	78
Affiliates—crude pipelines	38,705	39,704	(999)
	91,551	91,038	513
Third parties—refined product pipelines	19,389	23,548	(4,159)
Third parties—crude pipelines	23,887	14,840	9,047
	134,827	129,426	5,401
Terminals, tanks and loading racks:
Affiliates	65,995	66,496	(501)
Third parties	9,074	7,282	1,792
	75,069	73,778	1,291

Refinery processing units—Affiliates	43,522	39,457	4,065

Total revenues	253,418	242,661	10,757
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	83,433	69,718	13,715
Depreciation and amortization	50,068	49,012	1,056
General and administrative	5,815	5,237	578
Goodwill impairment	11,034	—	11,034
	150,350	123,967	26,383
Operating income	103,068	118,694	(15,626)
Other income (expense):
Equity in earnings of equity method investments	5,186	3,870	1,316
Interest expense, including amortization	(27,178)	(31,546)	4,368
Interest income	13,162	5,031	8,131
Loss on early extinguishment of debt	—	(25,915)	25,915
Gain on sales-type leases	24,677	33,834	(9,157)
Gain on sale of assets and other	5,917	974	4,943
	21,764	(13,752)	35,516
Income before income taxes	124,832	104,942	19,890
State income tax expense	(64)	(76)	12
Net income	124,768	104,866	19,902
Allocation of net income attributable to noncontrolling interests	(4,626)	(3,535)	(1,091)
Net income attributable to the partners	120,142	101,331	18,811
Limited partners’ earnings per unit—basic and diluted	$1.14	$0.96	$0.18
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$184,290	$176,934	$7,356
Adjusted EBITDA (1)	$176,196	$171,276	$4,920
Distributable cash flow (2)	$139,899	$136,164	$3,735

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	119,316	115,245	4,071
Affiliates—intermediate pipelines	129,573	135,288	(5,715)
Affiliates—crude pipelines	255,730	278,801	(23,071)
	504,619	529,334	(24,715)
Third parties—refined product pipelines	48,298	53,756	(5,458)
Third parties—crude pipelines	129,603	89,027	40,576
	682,520	672,117	10,403
Terminals and loading racks:
Affiliates	368,612	400,911	(32,299)
Third parties	49,526	45,910	3,616
	418,138	446,821	(28,683)
Refinery processing units—Affiliates	68,688	59,843	8,845
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,169,346	1,178,781	(9,435)

Table of

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment and (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, (v) gain on significant asset sales, and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to the partners	$55,745	$76,470	$120,142	$101,331
Add (subtract):
Interest expense	13,938	13,779	27,178	31,546
Interest income	(6,614)	(2,813)	(13,162)	(5,031)
State income tax expense	27	39	64	76
Depreciation and amortization	25,003	25,034	50,068	49,012
EBITDA	$88,099	$112,509	$184,290	$176,934
Loss on early extinguishment of debt	—	—	—	25,915
Gain on sales-type leases	(27)	(33,834)	(24,677)	(33,834)
Gain on significant asset sales	(5,263)	—	(5,263)	—
Goodwill impairment	—	—	11,034	—
Pipeline tariffs not included in revenues	7,058	3,099	14,025	5,474
Lease payments not included in operating costs	(1,606)	(1,606)	(3,213)	(3,213)
Adjusted EBITDA	$88,261	$80,168	$176,196	$171,276

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

Table of

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to the partners	$55,745	$76,470	$120,142	$101,331
Add (subtract):
Depreciation and amortization	25,003	25,034	50,068	49,012
Amortization of discount and deferred debt issuance costs	1,385	842	2,229	1,641
Loss on early extinguishment of debt	—	—	—	25,915
Customer billings greater than revenue recognized	(3,573)	(44)	(179)	(501)
Maintenance capital expenditures (3)	(4,111)	(1,140)	(5,482)	(3,627)
Increase (decrease) in environmental liability	(78)	157	(234)	158
Decrease in reimbursable deferred revenue	(3,502)	(3,005)	(7,516)	(5,805)
Gain on sales-type leases	(27)	(33,834)	(24,677)	(33,834)
Gain on significant asset sales	(5,263)	—	(5,263)	—
Goodwill impairment	—	—	11,034	—
Other	1,101	976	(223)	1,874
Distributable cash flow	$66,680	$65,456	$139,899	$136,164

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	June 30, 2021	December 31, 2020
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$19,561	$21,990
Working capital	$15,367	$14,247
Total assets	$2,172,822	$2,167,565
Long-term debt	$1,362,570	$1,405,603
Partners’ equity	$425,218	$379,292

Results of Operations—Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Summary
Net income attributable to the partners for the second quarter was $55.7 million ($0.53 per basic and diluted limited partner unit) compared to $76.5 million ($0.73 per basic and diluted limited partner unit) for the second quarter of 2020. Results for the second quarter of 2021 reflect a gain on significant asset sales of $5.3 million related to the sale of a 6-inch refined product pipeline that connected HFC’s Navajo refinery to terminals in El Paso for gross proceeds of $7.0 millon. Net income attributable to HEP for the second quarter of 2020 included a gain on sales-type leases of $33.8 million. Excluding these items, net income attributable to the partners for the second quarters of 2021 and 2020 were $50.5 million ($0.48 per basic and diluted limited partner unit) and $42.6 million ($0.40 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to higher volumes across our pipelines and higher interest income associated with sales-type leases, partially offset by higher operating expenses.

Revenues
Revenues for the second quarter were $126.2 million, an increase of $11.4 million compared to the second quarter of 2020. The increase was mainly attributable to a 14% increase in overall crude and product pipeline volumes.

Table of
Revenues from our refined product pipelines were $28.7 million, an increase of $3.7 million compared to the second quarter of 2020. Shipments averaged 171.2 thousand barrels per day (“mbpd”) compared to 158.4 mbpd for the second quarter of 2020. The volume and revenue increases were mainly due to higher volumes on pipelines servicing HFC's Navajo refinery and our UNEV pipeline.

Revenues from our intermediate pipelines were $7.5 million, consistent with the second quarter of 2020. Shipments averaged 143.8 mbpd for the second quarter of 2021 compared to 128.5 mbpd for the second quarter of 2020. The increase in volumes was mainly due to higher throughputs on our intermediate pipelines servicing HFC's Navajo refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $32.1 million, an increase of $5.6 million compared to the second quarter of 2020, and shipments averaged 396.7 mbpd compared to 338.4 mbpd for the second quarter of 2020. The revenue and volume increases were mainly attributable to higher volumes on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $36.9 million, an increase of $0.6 million compared to the second quarter of 2020. Refined products and crude oil terminalled in the facilities averaged 466.7 mbpd compared to 418.0 mbpd for the second quarter of 2020. The volume increase was mainly the result of higher throughputs at HFC's El Dorado refinery. Revenues did not increase in proportion to the increase in volumes mainly due to contractual minimum volume guarantees and lower on-going revenues on our Cheyenne assets as a result of the conversion of the HFC Cheyenne refinery to renewable diesel production.

Revenues from refinery processing units were $21.0 million, an increase of $1.5 million compared to the second quarter of 2020, and throughputs averaged 76.6 mbpd compared to 49.9 mbpd for the second quarter of 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues did not increase in proportion to the increase in volumes mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $42.1 million for the three months ended June 30, 2021, an increase of $7.3 million compared to the second quarter of 2020. The increase was mainly due to higher pipeline rental costs, natural gas costs, maintenance expense project costs, employee costs, and chemicals and catalysts for the three months ended June 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2021 remained constant compared to the three months ended June 30, 2020.

General and Administrative
General and administrative costs for the three months ended June 30, 2021 increased by $0.3 million compared to the three months ended June 30, 2020, mainly due to higher legal expenses for the three months ended June 30, 2021.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2021	2020
	(in thousands)
Osage Pipe Line Company, LLC	$914	$366
Cheyenne Pipeline LLC	1,879	1,085
Cushing Terminal	630	705
Total	$3,423	$2,156

Equity in earnings of Osage Pipe Line Company, LLC increased for the three months ended June 30, 2021, mainly due to higher throughput volumes. Equity in earnings of Cheyenne Pipeline LLC increased for the three months ended June 30, 2021, mainly due to the recognition in revenue of prior contractual minimum commitment billings.

Table of
Interest Expense, including Amortization
Interest expense for the three months ended June 30, 2021, totaled $13.9 million, an increase of $0.2 million compared to the three months ended June 30, 2020. Our aggregate effective interest rates were 3.8% and 3.4% for the three months ended June 30, 2021 and 2020, respectively.

State Income Tax Expense
We recorded state income tax expense of $27,000 and $39,000 for the three months ended June 30, 2021 and 2020, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Summary
Net income attributable to the partners for the six months ended June 30, 2021, was $120.1 million ($1.14 per basic and diluted limited partner unit) compared to $101.3 million ($0.96 per basic and diluted limited partner unit) for the six months ended June 30, 2020. Results for the six months ended June 30, 2021, include special items that collectively increased net income attributable to the partners by a total of $18.9 million. These items include a gain on sales-type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million. In addition, the net income attributable to the partners for the six months ended June 30, 2020, included a gain on sales-type leases of $33.8 million and a loss on early extinguishment of debt of $25.9 million. Excluding these items, net income attributable to the partners for the six months ended June 30, 2021 and 2020, were $101.2 million ($0.96 per basic and diluted limited partner unit) and $93.4 million ($0.89 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to higher volumes across our crude pipelines and higher interest income associated with sales-type leases, partially offset by higher operating expenses.

Revenues
Revenues for the six months ended June 30, 2021, were $253.4 million, an increase of $10.8 million compared to the six months ended June 30, 2020. The increase was mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah, the recognition of $9.9 million of the $10 million termination fee related to the termination of HollyFrontier's minimum volume commitment on our Cheyenne assets and higher revenues on our refinery processing units partially offset by lower on-going revenues on our Cheyenne assets as well as a reclassification of certain income from revenue to interest income under sales-type lease accounting.

Revenues from our refined product pipelines were $57.2 million, a decrease of $2.7 million compared to the six months ended June 30, 2020. Shipments averaged 167.6 mbpd compared to 169.0 mbpd for the six months ended June 30, 2020. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing Delek's Big Spring refinery. Revenue also decreased due to a reclassification of certain pipeline income from revenue to interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $15.0 million, an increase of $0.1 million compared to the six months ended June 30, 2020. Shipments averaged 129.6 mbpd compared to 135.3 mbpd for the six months ended June 30, 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Tulsa refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $62.6 million, an increase of $8.0 million compared to the six months ended June 30, 2020. Shipments averaged 385.3 mbpd compared to 367.8 mbpd for the six months ended June 30, 2020. The increases were mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $75.1 million, an increase of $1.3 million compared to the six months ended June 30, 2020. Refined products and crude oil terminalled in the facilities averaged 418.1 mbpd compared to 446.8 mbpd for the six months ended June 30, 2020. The volume decrease was mainly the result of lower throughputs at HFC's Tulsa refinery as well as the cessation of petroleum refinery operations at HFC's Cheyenne refinery. Revenues increased mainly due to the recognition of $9.9 million of the $10 million termination fee related to the termination of HFC's minimum volume commitment on our Cheyenne assets partially offset by lower on-going revenues on our Cheyenne assets as a result of the conversion of the HFC Cheyenne refinery to renewable diesel production as well as a reclassification of certain income from revenue to interest income under sales-type lease accounting.

Table of

Revenues from refinery processing units were $43.5 million, an increase of $4.1 million compared to the six months ended June 30, 2020. Throughputs averaged 68.7 mbpd compared to 59.8 mbpd for the six months ended June 30, 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues increased mainly due to higher recovery of natural gas costs as well as higher throughputs.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2021, increased by $13.7 million compared to the six months ended June 30, 2020. The increase was mainly due to higher maintenance, natural gas, and pipeline rental costs, partially offset by lower materials and supplies and property taxes.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2021, increased by $1.1 million compared to the six months ended June 30, 2020. The increase was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks.

General and Administrative
General and administrative costs for the six months ended June 30, 2021, increased by $0.6 million compared to the six months ended June 30, 2020 mainly due to higher legal expenses incurred in the six months ended June 30, 2021.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investment	2021	2020
	(in thousands)
Osage Pipe Line Company, LLC	1,636	1,380
Cheyenne Pipeline LLC	1,774	2,160
Cushing Terminal	1,776	330
Total	$5,186	$3,870

Equity in earnings of Cushing Terminal increased for the six months ended June 30, 2021 as the terminal started operations in the second quarter of 2020.

Interest Expense, including Amortization
Interest expense for the six months ended June 30, 2021, totaled $27.2 million, a decrease of $4.4 million compared to the six months ended June 30, 2020. The decrease was mainly due to market interest rate decreases under our senior secured revolving credit facility and refinancing our $500 million aggregate principal amount of 6.0% senior notes due 2024 with $500 million aggregate principal amount of 5.0% senior notes due 2028. Our aggregate effective interest rates were 3.6% and 4.0% for the six months ended June 30, 2021 and 2020, respectively.

State Income Tax Expense
We recorded state income tax expense of $64,000 and $76,000 for the six months ended June 30, 2021 and 2020, respectively. All tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
In April 2021, we amended our senior secured revolving credit facility (the “Credit Agreement”) decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

Table of
During the six months ended June 30, 2021, we received advances totaling $141.0 million and repaid $184.5 million under the Credit Agreement, resulting in a net decrease of $43.5 million and an outstanding balance of $870.0 million at June 30, 2021 under the Credit Agreement. As of June 30, 2021, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $330.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the six months ended June 30, 2021. As of June 30, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

We believe our current sources of liquidity, including cash balances, future internally generated funds, any future issuances of debt or equity securities and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future, including funding the cash portion of the HEP Transactions with Sinclair.

In May 2021, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $37.0 million.

Cash and cash equivalents decreased by $2.4 million during the six months ended June 30, 2021. The cash flows provided by operating activities of $162.1 million were less than the cash flows used for financing activities of $115.6 million and investing activities of $48.9 million. Working capital increased by $1.1 million to $15.4 million at June 30, 2021, from $14.2 million at December 31, 2020.

Cash Flows—Operating Activities
Cash flows from operating activities increased by $27.5 million from $134.6 million for the six months ended June 30, 2020, to $162.1 million for the six months ended June 30, 2021. The increase was mainly due to higher cash receipts from customers and lower payments for interest expenses during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Cash Flows—Investing Activities
Cash flows used for investing activities were $48.9 million for the six months ended June 30, 2021, compared to $31.9 million for the six months ended June 30, 2020, an increase of $17.1 million. During the six months ended June 30, 2021 and 2020, we invested $59.4 million and $30.7 million, respectively, in additions to properties and equipment. We received $3.1 million in excess of equity in earnings and $7.3 million in proceeds from the sale of assets during the six months ended June 30, 2021.

Table of
Cash Flows—Financing Activities
Cash flows used for financing activities were $115.6 million for the six months ended June 30, 2021, compared to $97.1 million for the six months ended June 30, 2020, an increase of $18.5 million. During the six months ended June 30, 2021, we received $141.0 million and repaid $184.5 million in advances under the Credit Agreement. Additionally, we paid $75.4 million in regular quarterly cash distributions to our limited partners and $5.9 million to our noncontrolling interests. We received $17.6 million in contributions from noncontrolling interests during the six months ended June 30, 2021. During the six months ended June 30, 2020, we received $168.0 million and repaid $138.5 million in advances under the Credit Agreement. We paid $103.0 million in regular quarterly cash distributions to our limited partners, and distributed $4.0 million to our noncontrolling interests. We also received net proceeds of $491.3 million for issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. In addition, we received $13.3 million in contributions from noncontrolling interests during the six months ended June 30, 2020.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2021 capital forecast is comprised of approximately $17 million to $21 million for maintenance capital expenditures, $5 million to $8 million for refinery unit turnarounds and $38 million to $42 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2021 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Credit Agreement
In April 2021, we amended our Credit Agreement decreasing the commitments under the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it continues to provide for an accordion feature that allows us to increase the commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

Table of
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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2021.

Senior Notes
As of June 30, 2021, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of June 30, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Credit Agreement	$870,000	913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(7,430)	(7,897)
	492,570	492,103

Total long-term debt	$1,362,570	$1,405,603

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended June 30, 2021.

Impact of Inflation
Inflation in the United States did not have a material impact on our results of operations for the six months ended June 30, 2021 and 2020. PPI has increased an average of 0.9% annually over the past five calendar years, including a decrease of 1.4% in 2020 and an increase of 0.8% in 2019. PPI for the first six months of 2021 increased by 6.0% over the first six months of 2020.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. Certain of these contracts have

Table of
provisions that limit the level of annual PPI percentage rate increases or decreases, and the majority of our rates do not decrease when PPI is negative. A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At June 30, 2021, we had an accrual of $4.3 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

At June 30, 2021, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At June 30, 2021, the fair value of our 5% Senior Notes was $512.2 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at June 30, 2021 would result in a change of approximately $13.2 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2021, borrowings outstanding under the Credit Agreement were $870.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

Our operations are subject to normal hazards of operations, including but not limited to fire, explosion, cyberattacks and weather-related perils. We maintain various insurance coverages, including property damage, business interruption and cyber insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

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

Table of
Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Except for the risk factors below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

The pending HEP Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our common unit price and our future business and financial results.

On August 2, 2021, we entered into the Contribution Agreement with Sinclair and certain other parties thereto to acquire all of the issued and outstanding capital stock of STC. We expect the acquisition to close in mid-2022. The HEP Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. If the closing of the HEP Transactions is substantially delayed or do not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected. The closing conditions include, among others, the absence of a law or order prohibiting the transactions contemplated by the business combination agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended, with respect to the acquisition. We will also incur substantial transaction costs whether or not the acquisition is completed. Any failure to complete the HEP Transactions could have a material adverse effect on our common unit price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our unitholders that was described in our press release and investor presentation announcing the HEP Transactions.

The anticipated benefits of our pending HEP Transactions may not be realized fully or at all or may take longer to realize than expected.

The HEP Transactions will require management to devote significant attention and resources to integrating the Sinclair business with our business. Potential difficulties that may be encountered in the integration process include, among others:

a.the inability to successfully integrate the Sinclair business into the HEP business in a manner that permits us to achieve the full revenue and cost savings anticipated from the Sinclair Transactions;
b.complexities associated with managing the larger, integrated business;
c.potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;
d.integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
e.loss of key employees;
f.integrating relationships with customers, vendors and business partners;
g.performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating Sinclair’s operations into HEP; and

Table of
h.the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and common unit price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The actual value of the consideration we will pay to Sinclair may exceed the value allocated to such consideration at the time we entered into the Contribution Agreement.

Under the Contribution Agreement, at closing, we will pay Sinclair a cash payment of $325 million and issue Sinclair 21 million common units, which represents a transaction value of approximately $758 million based on the closing price of our common units on July 30, 2021. Neither we nor the Sinclair stockholders are permitted to “walk away” from the transaction solely because of changes in the market price of our common units between the signing of the Contribution Agreement and the closing. Our common units have historically experienced volatility. Common unit price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The closing price of our common units on the New York Stock Exchange on July 30, 2021, was $20.60; and on August 5, 2021, the closing price of our common units was $17.75. The value of the common units we issue in connection with the closing of the Sinclair Transactions may be significantly higher at the closing than when we entered into the Contribution Agreement.

We will issue a large number of common units in connection with the HEP Transactions, which will result in dilution to our existing unitholders and may cause the market price of our common units to decline in the future as the result of sales of our common units owned by Sinclair stockholders or current HEP unitholders. Our unitholders may not realize a benefit from the Sinclair Transactions commensurate with the ownership dilution they will experience.

At the closing of the HEP Transactions, we will issue 21 million common units to Sinclair. Our issuance of such common units will result in dilution of our existing unitholders’ ownership interests and may also have an adverse impact on our net income per unit in fiscal periods that include (or follow) the closing. The Unitholders Agreement (the “Unitholders Agreement”) between HEP, its ultimate general partner, certain other parties, and the stockholders of Sinclair (the “Sinclair Parties”) also subjects 15.75 million of the HEP common limited partner units issued to the Sinclair Parties (the “Restricted Units”) to a “lock-up” period commencing on the closing date, during which the Sinclair Parties will be prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units will be released from such restrictions on the date that is six months after the closing, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the closing date, and the remainder will be released from such restrictions on the date that is 15 months from the closing date. In addition, the Unitholders Agreement contains customary registration rights, requiring us to file, within five business days following the closing date, a shelf registration statement on Form S-3 under the Securities Act, to permit the public resale of all the registrable securities held by the Sinclair Parties once such securities are no longer subject to a lock-up.

Following their receipt of common units as consideration in the HEP Transactions, subject to release from the associated lock-up provisions and the filing of a resale registration statement or satisfaction of the requirements of Rule 144, the Sinclair Parties may seek to sell the common units delivered to them. Other HEP unitholders may also seek to sell our common units held by them following, or in anticipation of, completion of the HEP Transactions. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of common units, may affect the market for, and the market price of, our common units in an adverse manner.

If we are unable to realize the strategic and financial benefits currently anticipated from the Sinclair Transactions, our unitholders will have experienced dilution of their ownership interest without receiving commensurate benefit, and we may be unable to execute on our strategy to return capital to our unitholders that was described in our press release and investor presentation announcing the Sinclair Transactions.

Table of
Potential litigation relating to the Sinclair Transactions could result in substantial costs to HEP.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on HEP's liquidity and financial condition.

Item 6.Exhibits

The Exhibit Index beginning on page 54 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Table of
Exhibit Index

Exhibit Number	Description

2.1†
Contribution Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., The Sinclair Companies, and Sinclair Transportation Company (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on August 3, 2021, File No. 1-32225).

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

10.1
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 1-32225).

10.2†
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

10.3*
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating L.P.

10.4†
Unitholders Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., Holly Logistic Services, L.L.C., Navajo Pipeline Co., L.P., The Sinclair Companies, and the unitholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 3, 2021, File No. 1-32225).

10.5
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 3, 2021, File No. 1-32225).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Table of

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: August 6, 2021	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 6, 2021	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)