Form 10-Q
period 2021-09-30
HOLLY ENERGY PARTNERS LP
filed 2021-11-03
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Limited Partner Units	HEP	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at October 29, 2021, was 105,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•the demand for and supply of crude oil and refined products, including uncertainty regarding the effects of the continuing COVID-19 pandemic on future demand for refined petroleum products in markets we serve;
•(i) our ability to successfully close the Sinclair acquisition, which requires certain regulatory approvals (including clearance by antitrust authorities necessary to complete the Sinclair acquisition on the terms and timeline desired); (ii) disruption the Sinclair acquisition may cause to customers, vendors, business partners and our ongoing business; (iii) once closed, our ability to integrate the operations of Sinclair with our existing operations and fully realize the expected synergies of the Sinclair acquisition on the expected timeline; and (iv) the cost and potential for delay in closing as a result of litigation against us or HollyFrontier Corporation (“HFC”) challenging the Sinclair transactions;
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in this Quarterly Report on Form 10-Q, and in connection with the discussion in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $7,472 and $18,259, respectively)	$12,816	$21,990
Accounts receivable:
Trade	12,121	14,543
Affiliates	41,507	47,972
	53,628	62,515
Prepaid and other current assets	8,174	9,487
Total current assets	74,618	93,992

Properties and equipment, net (Cushing Connect VIEs: $0 and $47,801, respectively)	1,335,042	1,450,685
Operating lease right-of-use assets, net	2,501	2,979
Net investment in leases (Cushing Connect VIEs: $95,598 and $0, respectively)	306,071	166,316
Intangible assets, net	76,809	87,315
Goodwill	223,650	234,684
Equity method investments (Cushing Connect VIEs: $37,691 and $39,456, respectively)	117,027	120,544
Other assets	16,858	11,050
Total assets	$2,152,576	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $10,083 and $14,076, respectively)	$25,472	$28,280
Affiliates	14,605	18,120
	40,077	46,400

Accrued interest	4,604	10,892
Deferred revenue	10,768	11,368
Accrued property taxes	8,877	3,992
Current operating lease liabilities	706	875
Current finance lease liabilities	3,753	3,713
Other current liabilities	2,687	2,505
Total current liabilities	71,472	79,745

Long-term debt	1,333,309	1,405,603
Noncurrent operating lease liabilities	2,169	2,476
Noncurrent finance lease liabilities	65,565	68,047
Other long-term liabilities	12,317	12,905
Deferred revenue	30,920	40,581

Class B unit	55,593	52,850

Equity:
Partners’ equity:
Common unitholders (105,440 units issued and outstanding at September 30, 2021 and December 31, 2020)	437,998	379,292
Noncontrolling interests	143,233	126,066
Total equity	581,231	505,358
Total liabilities and equity	$2,152,576	$2,167,565
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Affiliates	$97,124	$100,992	$298,192	$297,983
Third parties	25,460	26,739	77,810	72,409
	122,584	127,731	376,002	370,392
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,793	40,003	126,226	109,721
Depreciation and amortization	21,826	26,190	71,894	75,202
General and administrative	3,849	2,332	9,664	7,569
Goodwill impairment	—	35,653	11,034	35,653
	68,468	104,178	218,818	228,145
Operating income	54,116	23,553	157,184	142,247

Other income (expense):
Equity in earnings of equity method investments	3,689	1,316	8,875	5,186
Interest expense	(13,417)	(14,104)	(40,595)	(45,650)
Interest income	6,835	2,803	19,997	7,834
Gain on sales-type leases	—	—	24,677	33,834
Loss on early extinguishment of debt	—	—	—	(25,915)
Gain on sale of assets and other	77	7,465	5,994	8,439
	(2,816)	(2,520)	18,948	(16,272)
Income before income taxes	51,300	21,033	176,132	125,975
State income tax benefit (expense)	4	(34)	(60)	(110)
Net income	51,304	20,999	176,072	125,865
Allocation of net income attributable to noncontrolling interests	(2,144)	(3,186)	(6,770)	(6,721)
Net income attributable to the partners	49,160	17,813	169,302	119,144
Limited partners’ per unit interest in earnings—basic and diluted	$0.46	$0.17	$1.60	$1.13
Weighted average limited partners’ units outstanding	105,440	105,440	105,440	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$176,072	$125,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,894	75,202
Gain on sale of assets	(5,567)	(887)
Loss on early extinguishment of debt	—	25,915
Gain on sales-type leases	(24,677)	(33,834)
Goodwill impairment	11,034	35,653
Amortization of deferred charges	2,992	2,479
Equity-based compensation expense	1,856	1,547
Equity in earnings of equity method investments, net of distributions	—	(238)
(Increase) decrease in operating assets:
Accounts receivable—trade	3,020	4,874
Accounts receivable—affiliates	6,465	3,212
Prepaid and other current assets	2,452	1,885
Increase (decrease) in operating liabilities:
Accounts payable—trade	3,202	(2,258)
Accounts payable—affiliates	(3,515)	(9,815)
Accrued interest	(6,288)	(8,515)
Deferred revenue	(3,702)	(3,675)
Accrued property taxes	4,885	5,173
Other current liabilities	183	544
Other, net	468	1,913
Net cash provided by operating activities	240,774	225,040

Cash flows from investing activities
Additions to properties and equipment	(78,592)	(38,642)
Investment in Cushing Connect JV Terminal	—	(2,438)
Proceeds from sale of assets	7,365	961
Distributions in excess of equity in earnings of equity investments	3,517	701
Net cash used for investing activities	(67,710)	(39,418)

Cash flows from financing activities
Borrowings under credit agreement	210,500	219,500
Repayments of credit agreement borrowings	(283,500)	(237,000)
Redemption of senior notes	—	(522,500)
Proceeds from issuance of debt	—	500,000
Contributions from general partner	—	611
Contributions from noncontrolling interests	21,285	15,382
Distributions to HEP unitholders	(112,384)	(137,437)
Distributions to noncontrolling interests	(8,743)	(7,845)
Payments on finance leases	(2,666)	(2,666)
Deferred financing costs	(6,661)	(8,714)
Units withheld for tax withholding obligations	(69)	(149)
Net cash used by financing activities	(182,238)	(180,818)

Cash and cash equivalents
Increase (decrease) for the period	(9,174)	4,804
Beginning of period	21,990	13,287
End of period	$12,816	$18,091

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$44,147	$51,375
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Contributions from noncontrolling interest	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Equity-based compensation	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616
Contributions from noncontrolling interest	—	9,780	9,780
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,053)	(2,053)
Equity-based compensation	527	—	527
Class B unit accretion	(894)	—	(894)
Other	(2)	—	(2)
Net income	56,639	1,192	57,831
Balance June 30, 2021	$425,218	$142,559	$567,777
Contributions from noncontrolling interest	—	2,358	2,358
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,871)	(2,871)
Equity-based compensation	646	—	646
Class B unit accretion	(956)	—	(956)
Other	1	—	1
Net income	50,117	1,187	51,304
Balance September 30, 2021	$437,998	$143,233	$581,231

Table of 19,

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2019	$381,103	$106,655	$487,758
Contributions from noncontrolling interest	—	7,304	7,304
Distributions to HEP unitholders	(68,519)	—	(68,519)
Distributions to noncontrolling interests	—	(3,000)	(3,000)
Equity-based compensation	506	—	506
Class B unit accretion	(835)	—	(835)
Other	208	—	208
Net income	25,696	1,216	26,912
Balance March 31, 2020	$338,159	$112,175	$450,334
Contributions from noncontrolling interest	—	5,959	5,959
Distributions to HEP unitholders	(34,460)	—	(34,460)
Distributions to noncontrolling interest	—	(1,000)	(1,000)
Equity-based compensation	474	—	474
Class B unit accretion	(835)	—	(835)
Other	80	—	80
Net income	77,305	649	77,954
Balance June 30, 2020	$380,723	$117,783	$498,506
Contributions from noncontrolling interest	—	2,119	2,119
Distributions to HEP unitholders	(34,458)	—	(34,458)
Distributions to noncontrolling interest	—	(3,845)	(3,845)
Equity-based compensation	567	—	567
Class B unit accretion	(894)	—	(894)
Other	177	—	177
Net income	18,706	2,293	20,999
Balance September 30, 2020	$364,821	$118,350	$483,171

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. As of September 30, 2021, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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

Goodwill and Long-lived Assets
Goodwill represents the excess of our cost of an acquired business over the fair value of the assets acquired, less liabilities assumed. Goodwill is not subject to amortization and is tested annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our goodwill impairment testing first entails either a quantitative assessment or an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that based on the qualitative factors that it is more likely than not that the carrying amount of the reporting unit is greater than its fair value, a quantitative test is performed in which we estimate the fair value of the related reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired, and we measure goodwill impairment as the excess of the carrying amount of the reporting unit over the related fair value.

Indicators of Goodwill and Long-lived Asset Impairment
The changes in our new agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

The estimated fair value of our Cheyenne reporting unit was derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

Our interim impairment testing of our Cheyenne reporting unit goodwill identified an impairment charge of $11.0 million, which was recorded in the three months ended March 31, 2021.

We performed our annual goodwill impairment testing qualitatively as of July 1, 2021, and determined it was not more likely than not that the carrying amount of each reporting unit was greater than its fair value. Therefore, a quantitative test was not necessary, and no additional impairment of goodwill was recorded.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the nine months ended September 30, 2021 and 2020, we recognized $12.3 million and $13.8 million, respectively, of these deficiency payments in revenue, of which $0.5 million and $0.7 million, respectively, related to deficiency payments billed in prior periods.
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

Note 2:Sinclair Acquisition

HEP Transactions

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”) and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transactions”). On the same date, HFC, Sinclair and certain other parties entered into a Business Combination Agreement pursuant to which Sinclair will contribute all of the equity interests of Hippo Holding LLC, which owns Sinclair Oil Corporation, to a new HFC parent holding company that will be named “HF Sinclair Corporation” in exchange for 60,230,036 shares of common stock in HF Sinclair Corporation (the “HFC Transactions”, and together with the HEP Transactions, the “Sinclair Transactions”).

The cash consideration for the HEP Transactions is subject to customary adjustments at closing for working capital of STC. The number of HEP common units to be issued to Sinclair at closing is subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair, and STC. The HEP Transactions are expected to close in mid-2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”), and the consummation of the HFC Transactions. On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review.

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

See Note 11 for a description of the Letter Agreement between HFC and HEP entered into in connection with the Contribution Agreement.

Note 3:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

Note 4:Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. See Note 1 for further discussion of revenue recognition.

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Pipelines	$67,354	$68,292	$202,180	$197,718
Terminals, tanks and loading racks	33,317	39,036	108,386	112,814
Refinery processing units	21,913	20,403	65,436	59,860
	$122,584	$127,731	$376,002	$370,392

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Lease revenues	$84,074	$90,077	$258,877	$269,931
Service revenues	38,510	37,654	117,125	100,461
	$122,584	$127,731	$376,002	$370,392
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

	September 30, 2021	December 31, 2020
	(In thousands)
Contract assets	$6,593	$6,306
Contract liabilities	$(482)	$(500)

The contract assets and liabilities include both lease and service components. During the nine months ended September 30, 2021, we recognized $0.5 million of revenue that was previously included in contract liability as of December 31, 2020. During the nine months ended September 30, 2021, we also recognized $0.3 million of revenue included in contract assets.

As of September 30, 2021, we expect to recognize $1.7 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2022 through 2036. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2021	$84
2022	312
2023	276
2024	238
2025	172
2026	157
Thereafter	483
Total	$1,722
Payment terms under our contracts with customers are consistent with industry norms and are typically payable within 10 to 30 days of the date of invoice.

Note 5:Leases

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

Our leases have remaining terms of less than 1 year to 23 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.0 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively, with accumulated depreciation of $3.4 million as of both September 30, 2021 and December 31, 2020. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	September 30, 2021	December 31, 2020

Operating leases:
Operating lease right-of-use assets, net	$2,501	$2,979

Current operating lease liabilities	706	875
Noncurrent operating lease liabilities	2,169	2,476
Total operating lease liabilities	$2,875	$3,351

Finance leases:
Properties and equipment	$6,031	$6,410
Accumulated amortization	(3,437)	(3,390)
Properties and equipment, net	$2,594	$3,020

Current finance lease liabilities	$3,753	$3,713
Noncurrent finance lease liabilities	65,565	68,047
Total finance lease liabilities	$69,318	$71,760

Weighted average remaining lease term (in years):
Operating leases	5.8	5.9
Finance leases	15.2	15.9

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$855	$773
Operating cash flows on finance leases	$3,110	$3,241
Financing cash flows on finance leases	$2,666	$2,666
Maturities of lease liabilities were as follows:

	September 30, 2021
	Operating	Finance
	(In thousands)
2021	$262	$1,832
2022	690	7,335
2023	603	7,374
2024	497	6,929
2025	429	6,470
2026 and thereafter	787	73,888
Total lease payments	3,268	103,828
Less: Imputed interest	(393)	(34,510)
Total lease obligations	2,875	69,318
Less: Current lease liabilities	(706)	(3,753)
Noncurrent lease liabilities	$2,169	$65,565

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$260	$242	$807	$745
Finance lease costs
Amortization of assets	195	251	607	766
Interest on lease liabilities	983	1,032	2,983	3,108
Variable lease cost	43	64	175	159
Total net lease cost	$1,481	$1,589	$4,572	$4,778

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

During the nine months ended September 30, 2021, we entered into new agreements, and amended other agreements, with HFC related to our Cheyenne assets, Tulsa West lube racks, various crude tanks and new Navajo tanks, and the agreements we previously entered into relating to the Cushing Connect Pipeline became effective. These agreements met the criteria of sales-

type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the nine months ended September 30, 2021 composed of the following:

Nine Months Ended September 30, 2021
(In thousands)
Net investment in leases	$143,720
Properties and equipment, net	(125,602)
Deferred revenue	6,559
Gain on sales-type leases	$24,677

During the nine months ended September 30, 2020, one of our throughput agreements with Delek US Holdings, Inc. (“Delek”) was partially renewed. A component of this agreement met the criteria of a sales-type lease since the underlying asset is not expected to have an alternative use at the end of the lease term to anyone other than Delek. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at the commencement date of the lease, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the nine months ended September 30, 2020 composed of the following:

Nine Months Ended September 30, 2020
(In thousands)
Net investment in lease	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type lease	$33,834

These sales-type lease transactions, including the related gain, were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease revenues	$80,907	$87,125	$251,605	$262,518
Direct financing lease interest income	521	525	1,568	1,572
Gain on sales-type leases	—	—	24,677	33,834
Sales-type lease interest income	6,313	2,278	18,429	6,218
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	3,167	2,952	7,272	7,413
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

Annual minimum undiscounted lease payments under our leases were as follows as of September 30, 2021:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2021	$71,001	$544	$10,525
2022	283,916	2,171	42,102
2023	253,459	2,175	38,196
2024	217,355	2,192	34,967
2025	153,934	2,209	31,539
2026 and thereafter	558,415	38,837	279,406
Total lease receipt payments	$1,538,080	$48,128	$436,735
Less: Imputed interest		(31,734)	(367,089)
		16,394	69,646
Unguaranteed residual assets at end of leases		—	224,779
Net investment in leases		$16,394	$294,425

Net investments in leases recorded on our balance sheet were composed of the following:

	September 30, 2021		December 31, 2020
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$211,053	$16,394	$88,922	$16,452
Unguaranteed residual assets	83,372	—	64,551	—
Net investment in leases	$294,425	$16,394	$153,473	$16,452

(1)    Current portion of lease receivables included in prepaid and other current assets on the balance sheet.

Note 6:Fair Value Measurements

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2021		December 31, 2020
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	492,809	506,770	492,103	506,540

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 10 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the nine months ended September 30, 2021, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

At March 31, 2021, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Pipelines, terminals and tankage(1)	$1,545,545	$1,575,815
Refinery assets	348,882	348,882
Land and right of way	86,781	87,076
Construction in progress	14,878	58,467
Other(1)	43,876	46,201
	2,039,962	2,116,441
Less accumulated depreciation	(704,920)	(665,756)
	$1,335,042	$1,450,685

(1)Prior period balances have been reclassified to be comparative to current period.

Depreciation expense was $60.9 million and $64.3 million for the nine months ended September 30, 2021 and 2020, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	September 30, 2021	December 31, 2020
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(127,988)	(117,482)
		$76,809	$87,315

Amortization expense was $10.5 million for both the nine months ended September 30, 2021 and 2020. We estimate amortization expense to be $14.0 million for 2022, $9.9 million in 2023, and $9.1 million for 2024 through 2026.

We have additional transportation agreements with HFC resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HFC. These transactions occurred while we were a consolidated variable interest entity of HFC; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C. (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $2.1 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs related to these employees.
We have a Long-Term Incentive Plan for employees and non-employee directors who perform services for us. The Long-Term Incentive Plan consists of five components: restricted or phantom units, performance units, unit options, unit appreciation rights and cash awards. Our accounting policy for the recognition of compensation expense for awards with pro-rata vesting (a significant proportion of our awards) is to expense the costs ratably over the vesting periods.

As of September 30, 2021, we had two types of incentive-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million for both the three months ended September 30, 2021 and 2020, and $1.9 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2021, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 860,361 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the nine months ended September 30, 2021, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2021 (nonvested)	295,992	$14.48
Vesting and transfer of full ownership to recipients	(823)	16.24
Forfeited	(6,833)	15.54
Outstanding at September 30, 2021 (nonvested)	288,336	14.45

The grant date fair values of phantom units that were vested and transferred to recipients during the nine months ended September 30, 2021 and 2020 were $13 thousand and $0.2 million, respectively. As of September 30, 2021, $1.4 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.2 years.

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

We did not grant any performance units during the nine months ended September 30, 2021. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the nine months ended September 30, 2021, is presented below:

Performance Units	Units
Outstanding at January 1, 2021 (nonvested)	77,472
Vesting and transfer of common units to recipients	(10,881)
Outstanding at September 30, 2021 (nonvested)	66,591

The grant date fair value of performance units vested and transferred to recipients during both of the nine months ended September 30, 2021 and 2020 was $0.4 million. Based on the weighted-average fair value of performance units outstanding at September 30, 2021, of $1.2 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

During the nine months ended September 30, 2021, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 10:Debt

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

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material, wholly owned subsidiaries. The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the maturity of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2021.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of September 30, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Credit Agreement
Amount outstanding	$840,500	913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(7,191)	(7,897)
	492,809	492,103

Total long-term debt	$1,333,309	$1,405,603

Note 11:Related Party Transactions

We serve HFC’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2022 to 2036, and revenues from HFC accounted for 79% of our total revenues for both the three and nine months ended September 30, 2021. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year generally based on increases or decreases in PPI or the FERC index. As of September 30, 2021, these agreements with HFC require minimum annualized payments to us of $353 million.

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

Related party transactions with HFC were as follows:
•Revenues received from HFC were $97.1 million and $101.0 million for the three months ended September 30, 2021 and 2020, respectively, and $298.2 million and $298.0 million for the nine months ended September 30, 2021 and 2020, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $0.7 million for both the three months ended September 30, 2021 and 2020, and $2.0 million for both the nine months ended September 30, 2021 and 2020.
•We reimbursed HFC for costs of employees supporting our operations of $15.6 million and $14.0 million for the three months ended September 30, 2021 and 2020, respectively, and $44.2 million and $41.3 million for the nine months ended September 30, 2021 and 2020, respectively.
•HFC reimbursed us $1.8 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $6.1 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively, for expense and capital projects.
•We distributed $20.9 million and $18.4 million in the three months ended September 30, 2021 and 2020, respectively, and $62.6 million and $74.3 million in the nine months ended September 30, 2021 and 2020, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $41.5 million and $48.0 million at September 30, 2021, and December 31, 2020, respectively.
•Accounts payable to HFC were $14.6 million and $18.1 million at September 30, 2021, and December 31, 2020, respectively.
•Deferred revenue in the consolidated balance sheets included $0.4 million for both September 30, 2021 and December 31, 2020, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa rail yards of $0.5 million for both of the three months ended September 30, 2021 and 2020, respectively, and $1.6 million for the nine months ended September 30, 2021 and $1.5 million for the nine months ended September 30, 2020.
•We recorded a gain on sales-type leases with HFC of $24.7 million for the nine months ended September 30, 2021, and we received sales-type lease payments of $6.6 million and $2.4 million from HFC for the three months ended September 30, 2021 and 2020, respectively, and $19.1 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

On August 2, 2021, in connection with the Sinclair Transactions (described in Note 2 above), HEP and HFC entered into a Letter Agreement (“Letter Agreement”) pursuant to which, among other things, HEP and HFC agreed, upon the consummation of the Sinclair Transactions, to enter into amendments to certain of the agreements by and among HEP and HFC, including the master throughput agreement, to include within the scope of such agreements the assets to be acquired by HEP pursuant to the Contribution Agreement (described in Note 2 above).

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

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of September 30, 2021, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On October 21, 2021, we announced our cash distribution for the third quarter of 2021 of $0.35 per unit. The distribution is payable on all common units and will be paid November 12, 2021, to all unitholders of record on November 1, 2021.

Our regular quarterly cash distribution to the limited partners will be $37.0 million for the three months ended September 30, 2021 and was $37.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the regular quarterly distribution to the limited partners will be $111.1 million and was $105.9 million for the nine months ended September 30, 2020. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per unit data)
Net income attributable to the partners	$49,160	$17,813	$169,302	$119,144
Less: Participating securities’ share in earnings	(165)	—	(579)	—
Net income attributable to common units	48,995	17,813	168,723	119,144
Weighted average limited partners' units outstanding	105,440	105,440	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.46	$0.17	$1.60	$1.13

Note 14:Environmental

We expensed $0.7 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, for environmental remediation obligations, and we expensed $1.0 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $4.6 million and $4.5 million at September 30, 2021 and December 31, 2020, of which $2.5 million was classified as other long-term liabilities for both periods. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.4 million and $0.5 million for HFC indemnified liabilities as of September 30, 2021 and December 31, 2020, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 15: Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 16: Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$75,211	$80,589	$232,756	$238,123
Pipelines and terminals - third-party	25,460	26,739	77,810	72,409
Refinery processing units - affiliate	21,913	20,403	65,436	59,860
Total segment revenues	$122,584	$127,731	$376,002	$370,392

Segment operating income:
Pipelines and terminals (1)	$48,268	$15,912	$139,143	$120,445
Refinery processing units	9,697	9,973	27,705	29,371
Total segment operating income	57,965	25,885	166,848	149,816
Unallocated general and administrative expenses	(3,849)	(2,332)	(9,664)	(7,569)
Interest and financing costs, net	(6,582)	(11,301)	(20,598)	(37,816)
Loss on early extinguishment of debt	—	—	—	(25,915)
Equity in earnings of equity method investments	3,689	1,316	8,875	5,186
Gain on sales-type leases	—	—	24,677	33,834
Gain (loss) on sale of assets and other	77	7,465	5,994	8,439
Income before income taxes	$51,300	$21,033	$176,132	$125,975

Capital Expenditures:
Pipelines and terminals	$19,049	$7,902	$77,826	$38,318
Refinery processing units	168	—	766	324
Total capital expenditures	$19,217	$7,902	$78,592	$38,642

	September 30, 2021	December 31, 2020
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$1,728,983	$1,729,547
Refinery processing units	291,838	305,090
Other	131,755	132,928
Total identifiable assets	$2,152,576	$2,167,565

(1) Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million for the nine months ended September 30, 2021 and $35.7 million for both the three and nine months ended September 30, 2020.
(2) Included goodwill of $223.7 million as of September 30, 2021 and $234.7 million as of December 31, 2020.

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

Condensed Consolidating Balance Sheet

September 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$350	$(346)	$12,812	$—	$12,816
Accounts receivable	—	47,696	5,968	(36)	53,628
Prepaid and other current assets	151	7,447	868	(292)	8,174
Total current assets	501	54,797	19,648	(328)	74,618

Properties and equipment, net	—	1,030,270	304,772	—	1,335,042
Operating lease right-of-use assets	—	2,397	104	—	2,501
Net investment in leases	—	306,069	95,458	(95,456)	306,071
Investment in subsidiaries	1,774,250	297,809	—	(2,072,059)	—
Intangible assets, net	—	76,809	—	—	76,809
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	79,337	37,690	—	117,027
Other assets	8,643	8,215	—	—	16,858
Total assets	$1,783,394	$2,079,353	$457,672	$(2,167,843)	$2,152,576

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$28,150	$11,963	$(36)	$40,077
Accrued interest	4,604	—	—	—	4,604
Deferred revenue	—	10,287	481	—	10,768
Accrued property taxes	—	5,576	3,301	—	8,877
Current operating lease liabilities	—	632	74	—	706
Current finance lease liabilities	—	5,533	—	(1,780)	3,753
Other current liabilities	—	2,302	385	—	2,687
Total current liabilities	4,604	52,480	16,204	(1,816)	71,472

Long-term debt	1,333,309	—	—	—	1,333,309
Noncurrent operating lease liabilities	—	2,169	—	—	2,169
Noncurrent finance lease liabilities	—	152,310	—	(86,745)	65,565
Other long-term liabilities	260	11,631	426	—	12,317
Deferred revenue	—	30,920	—	—	30,920
Class B unit	—	55,593	—	—	55,593
Equity - partners	445,221	1,774,250	297,809	(2,079,282)	437,998
Equity - noncontrolling interests	—	—	143,233	—	143,233
Total liabilities and equity	$1,783,394	$2,079,353	$457,672	$(2,167,843)	$2,152,576

Condensed Consolidating Balance Sheet

December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$(987)	$21,350	$—	$21,990
Accounts receivable	—	56,522	6,308	(315)	62,515
Prepaid and other current assets	349	8,366	772	—	9,487
Total current assets	1,976	63,901	28,430	(315)	93,992

Properties and equipment, net	—	1,087,184	363,501	—	1,450,685
Operating lease right-of-use assets	—	2,822	157	—	2,979
Net investment in leases	—	166,316	—	—	166,316
Investment in subsidiaries	1,789,808	286,883	—	(2,076,691)	—
Intangible assets, net	—	87,315	—	—	87,315
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	81,089	39,455	—	120,544
Other assets	4,268	6,782	—	—	11,050
Total assets	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$30,252	$16,463	$(315)	$46,400
Accrued interest	10,892	—	—	—	10,892
Deferred revenue	—	10,868	500	—	11,368
Accrued property taxes	—	2,915	1,077	—	3,992
Current operating lease liabilities	—	804	71	—	875
Current finance lease liabilities	—	3,713	—	—	3,713
Other current liabilities	5	2,491	9	—	2,505
Total current liabilities	10,897	51,043	18,120	(315)	79,745

Long-term debt	1,405,603	—	—	—	1,405,603
Noncurrent operating lease liabilities	—	2,476	—	—	2,476
Noncurrent finance lease liabilities	—	68,047	—	—	68,047
Other long-term liabilities	260	12,171	474	—	12,905
Deferred revenue	—	40,581	—	—	40,581
Class B unit	—	52,850	—	—	52,850
Equity - partners	379,292	1,789,808	286,883	(2,076,691)	379,292
Equity - noncontrolling interests	—	—	126,066	—	126,066
Total liabilities and equity	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$90,980	$6,144	$—	$97,124
Third parties	—	20,024	5,436	—	25,460
	—	111,004	11,580	—	122,584
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	38,676	4,117	—	42,793
Depreciation and amortization	—	17,558	4,268	—	21,826
General and administrative	739	3,110	—	—	3,849
	739	59,344	8,385	—	68,468
Operating income (loss)	(739)	51,660	3,195	—	54,116

Other income (expense):
Equity in earnings of subsidiaries	69,553	3,045	—	(72,598)	—
Equity in earnings of equity method investments	—	2,743	946	—	3,689
Interest expense	(12,431)	(1,077)	—	91	(13,417)
Interest income	—	6,835	91	(91)	6,835
Gain on sales-type lease	—	7,223	—	(7,223)	—
Gain on sale of assets and other	—	76	1	—	77
	57,122	18,845	1,038	(79,821)	(2,816)
Income before income taxes	56,383	70,505	4,233	(79,821)	51,300
State income tax benefit	—	4	—	—	4
Net income	56,383	70,509	4,233	(79,821)	51,304
Allocation of net income attributable to noncontrolling interests	—	(956)	(1,188)	—	(2,144)
Net income attributable to the partners	$56,383	$69,553	$3,045	$(79,821)	$49,160

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$94,595	$6,397	$—	$100,992
Third parties	—	21,550	5,189	—	26,739
	—	116,145	11,586	—	127,731
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	36,065	3,938	—	40,003
Depreciation and amortization	—	21,997	4,193	—	26,190
General and administrative	649	1,683	—	—	2,332
Goodwill impairment	—	35,653	—	—	35,653
	649	95,398	8,131	—	104,178
Operating income (loss)	(649)	20,747	3,455	—	23,553

Other income (expense):
Equity in earnings of subsidiaries	31,461	6,589	—	(38,050)	—
Equity in earnings of equity method investments	—	755	561	—	1,316
Interest expense	(13,072)	(1,032)	—	—	(14,104)
Interest income	—	2,787	16	—	2,803
Gain on sale of assets and other	73	2,542	4,850	—	7,465
	18,462	11,641	5,427	(38,050)	(2,520)
Income before income taxes	17,813	32,388	8,882	(38,050)	21,033
State income tax expense	—	(34)	—	—	(34)
Net income	17,813	32,354	8,882	(38,050)	20,999
Allocation of net income attributable to noncontrolling interests	—	(893)	(2,293)	—	(3,186)
Net income attributable to the partners	$17,813	$31,461	$6,589	$(38,050)	$17,813

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$279,592	$18,600	$—	$298,192
Third parties	—	59,554	18,256	—	77,810
	—	339,146	36,856	—	376,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	114,217	12,009	—	126,226
Depreciation and amortization	—	59,045	12,849	—	71,894
General and administrative	2,824	6,840	—	—	9,664
Goodwill impairment	—	11,034	—	—	11,034
	2,824	191,136	24,858	—	218,818
Operating income (loss)	(2,824)	148,010	11,998	—	157,184

Other income (expense):
Equity in earnings of subsidiaries	216,958	10,786	—	(227,744)	—
Equity in earnings of equity method investments	—	6,154	2,721	—	8,875
Interest expense	(37,609)	(3,077)	—	91	(40,595)
Interest income	—	19,997	91	(91)	19,997
Gain on sales-type lease	—	31,900	—	(7,223)	24,677
Gain on sale of assets and other	—	5,991	3	—	5,994
	179,349	71,751	2,815	(234,967)	18,948
Income before income taxes	176,525	219,761	14,813	(234,967)	176,132
State income tax expense	—	(60)	—	—	(60)
Net income	176,525	219,701	14,813	(234,967)	176,072
Allocation of net income attributable to noncontrolling interests	—	(2,743)	(4,027)	—	(6,770)
Net income attributable to the partners	$176,525	$216,958	$10,786	$(234,967)	$169,302

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$278,767	$19,216	$—	$297,983
Third parties	—	56,592	15,817	—	72,409
	—	335,359	35,033	—	370,392
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	98,176	11,545	—	109,721
Depreciation and amortization	—	62,489	12,713	—	75,202
General and administrative	2,528	5,041	—	—	7,569
Goodwill impairment	—	35,653	—	—	35,653
	2,528	201,359	24,258	—	228,145
Operating income (loss)	(2,528)	134,000	10,775	—	142,247

Other income (expense):
Equity in earnings of subsidiaries	189,889	12,394	—	(202,283)	—
Equity in earnings of equity method investments	—	4,292	894	—	5,186
Interest expense	(42,542)	(3,108)	—	—	(45,650)
Interest income	26	7,792	16	—	7,834
Loss on early extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sales-type lease	—	33,834	—	—	33,834
Gain on sale of assets and other	214	3,358	4,867	—	8,439
	121,672	58,562	5,777	(202,283)	(16,272)
Income before income taxes	119,144	192,562	16,552	(202,283)	125,975
State income tax expense	—	(110)	—	—	(110)
Net income	119,144	192,452	16,552	(202,283)	125,865
Allocation of net income attributable to noncontrolling interests	—	(2,563)	(4,158)	—	(6,721)
Net income attributable to the partners	$119,144	$189,889	$12,394	$(202,283)	$119,144

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partnership interest as of September 30, 2021.

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

We believe the long-term global refined product demand and U.S. crude production should support high utilization rates for the refineries we serve, which in turn should support volumes in our product pipelines, crude gathering systems and terminals.

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”), and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transactions”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions (as defined below), HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Sinclair Transactions are expected to close in mid-2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review. In addition, the HEP Transactions are conditioned on the closing of the transactions contemplated by that certain Business Combination Agreement, dated as of August 2, 2021, by and among HollyFrontier, Sinclair and certain other parties, which will occur immediately following the HEP Transactions (the “HFC Transactions,” and together with the HEP Transactions, the “Sinclair Transactions”). See Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 that continued through the third quarter of 2021, with aggregate volumes approaching pre-pandemic levels. We expect our customers will continue to adjust refinery production

Table of
levels commensurate with market demand, and with the increasing availability of vaccines, we believe there is a path to a fulsome recovery in demand.

With the increasing vaccination rates, most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2022 to 2036. These minimum volume commitments accounted for approximately 67% and 76% of our total revenues in the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in this Form 10-Q. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

Agreements with HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2022 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC has received requests for rehearing of its December 17, 2020 order, which remain pending in FERC Docket No. RM20-14-000. As of September 30, 2021, these agreements with HFC require minimum annualized payments to us of $353 million.

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

Furthermore, as demonstrated by our pending transaction with Sinclair, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Indicators of Goodwill and Long-lived Asset Impairment
During the three months ended March 31, 2021, changes in our agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

The estimated fair values of our Cheyenne reporting unit were derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

Our interim impairment testing of our Cheyenne reporting unit goodwill identified an impairment charge of $11.0 million, which was recorded in the three months ended March 31, 2021.

We performed our annual goodwill impairment testing qualitatively as of July 1, 2021, and determined it was not more likely than not that the carrying amount of each reporting unit was greater than its fair value. Therefore, a quantitative test was not necessary, and no additional impairment of goodwill was recorded.

Table of
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2021 and 2020.

Table of

	Three Months Ended September 30,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,702	$18,619	$83
Affiliates—intermediate pipelines	7,537	7,537	—
Affiliates—crude pipelines	19,536	20,218	(682)
	45,775	46,374	(599)
Third parties—refined product pipelines	8,799	9,812	(1,013)
Third parties—crude pipelines	12,780	12,106	674
	67,354	68,292	(938)
Terminals, tanks and loading racks:
Affiliates	29,436	34,215	(4,779)
Third parties	3,881	4,821	(940)
	33,317	39,036	(5,719)

Refinery processing units—Affiliates	21,913	20,403	1,510

Total revenues	122,584	127,731	(5,147)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,793	40,003	2,790
Depreciation and amortization	21,826	26,190	(4,364)
General and administrative	3,849	2,332	1,517
Goodwill impairment	—	35,653	(35,653)
	68,468	104,178	(35,710)
Operating income	54,116	23,553	30,563
Other income (expense):
Equity in earnings of equity method investments	3,689	1,316	2,373
Interest expense, including amortization	(13,417)	(14,104)	687
Interest income	6,835	2,803	4,032
Gain on sale of assets and other	77	7,465	(7,388)
	(2,816)	(2,520)	(296)
Income before income taxes	51,300	21,033	30,267
State income tax benefit (expense)	4	(34)	38
Net income	51,304	20,999	30,305
Allocation of net income attributable to noncontrolling interests	(2,144)	(3,186)	1,042
Net income attributable to the partners	49,160	17,813	31,347
Limited partners’ earnings per unit—basic and diluted	$0.46	$0.17	$0.29
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$77,564	$55,338	$22,226
Adjusted EBITDA (1)	$83,270	$86,435	$(3,165)
Distributable cash flow (2)	$66,810	$76,894	$(10,084)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	115,507	119,403	(3,896)
Affiliates—intermediate pipelines	136,398	142,817	(6,419)
Affiliates—crude pipelines	271,717	270,840	877
	523,622	533,060	(9,438)
Third parties—refined product pipelines	46,834	60,203	(13,369)
Third parties—crude pipelines	136,247	133,487	2,760
	706,703	726,750	(20,047)
Terminals and loading racks:
Affiliates	419,665	401,904	17,761
Third parties	52,541	57,355	(4,814)
	472,206	459,259	12,947
Refinery processing units—Affiliates	72,297	62,016	10,281
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,251,206	1,248,025	3,181

Table of

	Nine Months Ended September 30,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$56,520	$55,004	$1,516
Affiliates—intermediate pipelines	22,564	22,486	78
Affiliates—crude pipelines	58,241	59,922	(1,681)
	137,325	137,412	(87)
Third parties—refined product pipelines	28,188	33,360	(5,172)
Third parties—crude pipelines	36,667	26,946	9,721
	202,180	197,718	4,462
Terminals, tanks and loading racks:
Affiliates	95,431	100,711	(5,280)
Third parties	12,955	12,103	852
	108,386	112,814	(4,428)

Refinery processing units—Affiliates	65,436	59,860	5,576

Total revenues	376,002	370,392	5,610
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	126,226	109,721	16,505
Depreciation and amortization	71,894	75,202	(3,308)
General and administrative	9,664	7,569	2,095
Goodwill impairment	11,034	35,653	(24,619)
	218,818	228,145	(9,327)
Operating income	157,184	142,247	14,937
Other income (expense):
Equity in earnings of equity method investments	8,875	5,186	3,689
Interest expense, including amortization	(40,595)	(45,650)	5,055
Interest income	19,997	7,834	12,163
Loss on early extinguishment of debt	—	(25,915)	25,915
Gain on sales-type leases	24,677	33,834	(9,157)
Gain on sale of assets and other	5,994	8,439	(2,445)
	18,948	(16,272)	35,220
Income before income taxes	176,132	125,975	50,157
State income tax expense	(60)	(110)	50
Net income	176,072	125,865	50,207
Allocation of net income attributable to noncontrolling interests	(6,770)	(6,721)	(49)
Net income attributable to the partners	169,302	119,144	50,158
Limited partners’ earnings per unit—basic and diluted	$1.60	$1.13	$0.47
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$261,854	$232,272	$29,582
Adjusted EBITDA (1)	$259,466	$257,711	$1,755
Distributable cash flow (2)	$206,707	$213,058	$(6,351)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	118,033	116,641	1,392
Affiliates—intermediate pipelines	131,873	137,816	(5,943)
Affiliates—crude pipelines	261,117	276,128	(15,011)
	511,023	530,585	(19,562)
Third parties—refined product pipelines	47,805	55,921	(8,116)
Third parties—crude pipelines	131,842	103,955	27,887
	690,670	690,461	209
Terminals and loading racks:
Affiliates	386,400	401,245	(14,845)
Third parties	50,542	49,753	789
	436,942	450,998	(14,056)
Refinery processing units—Affiliates	69,904	60,573	9,331
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,197,516	1,202,032	(4,516)

Table of

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment and (iii) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (iv) gain on sales-type leases, (v) gain on significant asset sales, and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline and terminal tariffs and fees for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These tariffs and fees were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to Holly Energy Partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to the partners	$49,160	$17,813	$169,302	$119,144
Add (subtract):
Interest expense	13,417	14,104	40,595	45,650
Interest income	(6,835)	(2,803)	(19,997)	(7,834)
State income tax (benefit) expense	(4)	34	60	110
Depreciation and amortization	21,826	26,190	71,894	75,202
EBITDA	$77,564	$55,338	$261,854	$232,272
Loss on early extinguishment of debt	—	—	—	25,915
Gain on sales-type leases	—	—	(24,677)	(33,834)
Gain on significant asset sales	—	—	(5,263)	—
Goodwill impairment	—	35,653	11,034	35,653
HEP's pro-rata share of gain on business interruption insurance settlement	—	(6,079)	—	(6,079)
Tariffs and fees not included in revenues	7,312	3,129	21,337	8,603
Lease payments not included in operating costs	(1,606)	(1,606)	(4,819)	(4,819)
Adjusted EBITDA	$83,270	$86,435	$259,466	$257,711

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

Table of

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to the partners	$49,160	$17,813	$169,302	$119,144
Add (subtract):
Depreciation and amortization	21,826	26,190	71,894	75,202
Amortization of discount and deferred debt issuance costs	763	838	2,992	2,479
Loss on early extinguishment of debt	—	—	—	25,915
Customer billings greater than revenue recognized	(122)	(198)	(301)	(699)
Maintenance capital expenditures (3)	(3,351)	(1,565)	(8,834)	(5,192)
Increase in environmental liability	271	29	36	187
Decrease in reimbursable deferred revenue	(2,991)	(3,257)	(10,507)	(9,062)
Gain on sales-type leases	—	—	(24,677)	(33,834)
Gain on significant asset sales	—	—	(5,263)	—
Goodwill impairment	—	35,653	11,034	35,653
Other	1,254	1,391	1,031	3,265
Distributable cash flow	$66,810	$76,894	$206,707	$213,058

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2021	December 31, 2020
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$12,816	$21,990
Working capital	$3,146	$14,247
Total assets	$2,152,576	$2,167,565
Long-term debt	$1,333,309	$1,405,603
Partners’ equity	$437,998	$379,292

Results of Operations—Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Summary
Net income attributable to the partners for the third quarter of 2021 was $49.2 million ($0.46 per basic and diluted limited partner unit) compared to $17.8 million ($0.17 per basic and diluted limited partner unit) for the third quarter of 2020. Net income attributable to HEP for the third quarter of 2020 included a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit and a $6.1 million gain related to HEP's pro-rata share of a business interruption insurance claim settlement resulting from a loss at HollyFrontier's Woods Cross Refinery. Excluding these items, net income attributable to the partners for the third quarters of 2021 and 2020 were $49.2 million ($0.46 per basic and diluted limited partner unit) and $47.4 million ($0.45 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to higher interest income associated with sales-type leases, higher equity in earnings from our joint ventures and lower depreciation expense partially offset by lower revenues and higher operating expenses.

Revenues
Revenues for the third quarter were $122.6 million, a decrease of $5.1 million compared to the third quarter of 2020. The decrease was mainly due to lower on-going revenues on our Cheyenne assets as a result of the conversion of the HollyFrontier

Table of
Cheyenne Refinery to renewable diesel production, reclassifications of certain tariffs and fees from revenue to interest income under sales-type lease accounting and a 3% decrease in overall crude and product pipeline volumes.

Revenues from our refined product pipelines were $27.5 million, a decrease of $0.9 million compared to the third quarter of 2020. Shipments averaged 162.3 thousand barrels per day (“mbpd”) compared to 179.6 mbpd for the third quarter of 2020. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HollyFrontier's Navajo refinery and our pipelines servicing Delek's Big Spring refinery.

Revenues from our intermediate pipelines were $7.5 million, consistent with the third quarter of 2020. Shipments averaged 136.4 mbpd for the third quarter of 2021 compared to 142.8 mbpd for the third quarter of 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HollyFrontier's Navajo refinery while revenue remained constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $32.3 million, consistent with the third quarter of 2020. Shipments averaged 408.0 mbpd compared to 404.3 mbpd for the third quarter of 2020. The increased volume was mainly attributable to our crude pipeline systems in Wyoming and Utah.

Revenues from terminal, tankage and loading rack fees were $33.3 million, a decrease of $5.7 million compared to the third quarter of 2020. Refined products and crude oil terminalled in the facilities averaged 472.2 mbpd compared to 459.3 mbpd for the third quarter of 2020. The increase in volume was mainly the result of higher throughputs at HollyFrontier's El Dorado refinery. Revenues decreased mainly due to lower on-going revenues on our Cheyenne assets as a result of the conversion of the HollyFrontier Cheyenne Refinery to renewable diesel production and reclassifications of certain tariffs and fees from revenue to interest income under sales-type lease accounting.

Revenues from refinery processing units were $21.9 million, an increase of $1.5 million compared to the third quarter of 2020, and throughputs averaged 72.3 mbpd compared to 62.0 mbpd for the third quarter of 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues increased mainly due to higher natural gas recoveries in revenues. Revenues did not increase in proportion to the increase in volumes mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $42.8 million for the three months ended September 30, 2021, an increase of $2.8 million compared to the third quarter of 2020. The increase was mainly due to higher natural gas costs and employee costs for the three months ended September 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2021 decreased by $4.4 million compared to the three months ended September 30, 2020. The decrease was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks in 2020.

General and Administrative
General and administrative costs for the three months ended September 30, 2021 increased by $1.5 million compared to the three months ended September 30, 2020, mainly due to higher legal and professional expenses associated with our Sinclair acquisition.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2021	2020
	(in thousands)
Osage Pipe Line Company, LLC	$1,090	$219
Cheyenne Pipeline LLC	1,654	533
Cushing Connect Terminal Holdings LLC	945	564
Total	$3,689	$1,316

Table of
Equity in earnings of Osage Pipe Line Company, LLC increased for the three months ended September 30, 2021, mainly due to higher throughput volumes. Equity in earnings of Cheyenne Pipeline LLC increased for the three months ended September 30, 2021, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Equity in earnings of Cushing Connect Terminal Holdings LLC increased for the three months ended September 30, 2021, mainly due to lower operating expenses.

Interest Expense, including Amortization
Interest expense for the three months ended September 30, 2021, totaled $13.4 million, a decrease of $0.7 million compared to the three months ended September 30, 2020. The decrease was mainly due to lower average borrowings outstanding under our senior secured revolving credit facility during the third quarter of 2021. Our aggregate effective interest rates were 3.7% and 3.6% for the three months ended September 30, 2021 and 2020, respectively.

State Income Tax Expense
We recorded state income tax benefit of $4,000 and a state income tax expense of $34,000 for the three months ended September 30, 2021 and 2020, respectively. All tax expense is solely attributable to the Texas margin tax.

Results of Operations—Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Summary
Net income attributable to the partners for the nine months ended September 30, 2021, was $169.3 million ($1.60 per basic and diluted limited partner unit) compared to $119.1 million ($1.13 per basic and diluted limited partner unit) for the nine months ended September 30, 2020. Results for the nine months ended September 30, 2021, include special items that collectively increased net income attributable to the partners by a total of $18.9 million. These items include a gain on sales-type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million. In addition, the net income attributable to the partners for the nine months ended September 30, 2020, included a gain on sales-type leases of $33.8 million, a loss on early extinguishment of debt of $25.9 million, a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit and a $6.1 million gain related to HEP’s pro-rate share of a business interruption insurance claim resulting from a loss at HollyFrontier’s Woods Cross Refinery. Excluding these items, net income attributable to the partners for the nine months ended September 30, 2021 and 2020, were $150.4 million ($1.43 per basic and diluted limited partner unit) and $140.8 million ($1.34 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to higher volumes across our crude pipelines, higher interest income associated with sales-type leases and lower interest expense, partially offset by higher operating expenses.

Revenues
Revenues for the nine months ended September 30, 2021, were $376.0 million, an increase of $5.6 million compared to the nine months ended September 30, 2020. The increase was mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah, the recognition of the $10 million termination fee related to the termination of HollyFrontier's minimum volume commitment on our Cheyenne assets and higher revenues on our refinery processing units partially offset by lower on-going revenues on our Cheyenne assets and our pipelines servicing Delek's Big Spring refinery as well as reclassifications of certain tariffs and fees from revenue to interest income under sales-type lease accounting.

Revenues from our refined product pipelines were $84.7 million, a decrease of $3.7 million compared to the nine months ended September 30, 2020. Shipments averaged 165.8 mbpd compared to 172.6 mbpd for the nine months ended September 30, 2020. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing Delek's Big Spring refinery.

Revenues from our intermediate pipelines were $22.6 million, an increase of $0.1 million compared to the nine months ended September 30, 2020. Shipments averaged 131.9 mbpd compared to 137.8 mbpd for the nine months ended September 30, 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HollyFrontier's Tulsa refinery while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $94.9 million, an increase of $8.0 million compared to the nine months ended September 30, 2020. Shipments averaged 393.0 mbpd compared to 380.1 mbpd for the nine months ended September 30, 2020. The increases were mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah.

Table of

Revenues from terminal, tankage and loading rack fees were $108.4 million, a decrease of $4.4 million compared to the nine months ended September 30, 2020. Refined products and crude oil terminalled in the facilities averaged 436.9 mbpd compared to 451.0 mbpd for the nine months ended September 30, 2020. Volumes decreased mainly as a result of lower throughputs at HollyFrontier's Tulsa refinery as well as the cessation of petroleum refinery operations at HollyFrontier's Cheyenne Refinery. Revenues decreased mainly as a result of reclassifications of certain tariffs and fees from revenue to interest income under sales-type lease accounting.

Revenues from refinery processing units were $65.4 million, an increase of $5.6 million compared to the nine months ended September 30, 2020. Throughputs averaged 69.9 mbpd compared to 60.6 mbpd for the nine months ended September 30, 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues increased mainly due to higher recovery of natural gas costs as well as higher throughputs.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2021, increased by $16.5 million compared to the nine months ended September 30, 2020. The increase was mainly due to higher maintenance, natural gas, and pipeline rental costs, partially offset by lower materials and supplies and property taxes.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2021, decreased by $3.3 million compared to the nine months ended September 30, 2020. The decrease was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks in 2020 as well as retirement of assets due to sales-type lease accounting.

General and Administrative
General and administrative costs for the nine months ended September 30, 2021, increased by $2.1 million compared to the nine months ended September 30, 2020 mainly due to higher legal and professional expenses incurred in the nine months ended September 30, 2021.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investment	2021	2020
	(in thousands)
Osage Pipe Line Company, LLC	2,726	1,599
Cheyenne Pipeline LLC	3,428	2,693
Cushing Connect Terminal Holdings LLC	2,721	894
Total	$8,875	$5,186

Equity in earnings of Osage Pipe Line Company, LLC increased for the nine months ended September 30, 2021, mainly due to higher throughput volumes. Equity in earnings of Cheyenne Pipeline LLC increased for the nine months ended September 30, 2021, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Equity in earnings of Cushing Connect Terminal Holdings LLC increased for the nine months ended September 30, 2021 as the terminal started operations in the second quarter of 2020.

Interest Expense, including Amortization
Interest expense for the nine months ended September 30, 2021, totaled $40.6 million, a decrease of $5.1 million compared to the nine months ended September 30, 2020. The decrease was mainly due to lower average borrowings outstanding on our senior secured revolving credit facility and refinancing our $500 million aggregate principal amount of 6.0% senior notes due 2024, with $500 million aggregate principal amount of 5.0% senior notes due 2028. Our aggregate effective interest rates were 3.7% and 3.8% for the nine months ended September 30, 2021 and 2020, respectively.

State Income Tax Expense
We recorded state income tax expense of $60,000 and $110,000 for the nine months ended September 30, 2021 and 2020, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the nine months ended September 30, 2021, we received advances totaling $210.5 million and repaid $283.5 million under the Credit Agreement, resulting in a net decrease of $73.0 million and an outstanding balance of $840.5 million at September 30, 2021 under the Credit Agreement. As of September 30, 2021, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $359.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.
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
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the nine months ended September 30, 2021. As of September 30, 2021, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

We believe our current sources of liquidity, including cash balances, future internally generated funds, any future issuances of debt or equity securities and funds available under the Credit Agreement will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future, including funding the cash portion of the HEP Transactions with Sinclair. Future securities issuances, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We reduced our quarterly distribution to $0.35 per unit beginning with the distribution for the first quarter of 2020, representative of our new distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and improving distributable cash flow coverage to 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

In August 2021, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $37.0 million.

Cash and cash equivalents decreased by $9.2 million during the nine months ended September 30, 2021. The cash flows provided by operating activities of $240.8 million were less than the cash flows used for financing activities of $182.2 million and investing activities of $67.7 million. Working capital decreased by $11.1 million to $3.1 million at September 30, 2021, from $14.2 million at December 31, 2020.

Table of
Cash Flows—Operating Activities
Cash flows from operating activities increased by $15.7 million from $225.0 million for the nine months ended September 30, 2020, to $240.8 million for the nine months ended September 30, 2021. The increase was mainly due to higher cash receipts from customers and lower payments for interest expenses partially offset by higher payments for operating costs and expenses during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Cash Flows—Investing Activities
Cash flows used for investing activities were $67.7 million for the nine months ended September 30, 2021, compared to $39.4 million for the nine months ended September 30, 2020, an increase of $28.3 million. During the nine months ended September 30, 2021 and 2020, we invested $78.6 million and $38.6 million, respectively, in additions to properties and equipment. We received $3.5 million in excess of equity in earnings and $7.4 million in proceeds from the sale of assets during the nine months ended September 30, 2021.

Cash Flows—Financing Activities
Cash flows used for financing activities were $182.2 million for the nine months ended September 30, 2021, compared to $180.8 million for the nine months ended September 30, 2020, an increase of $1.4 million. During the nine months ended September 30, 2021, we received $210.5 million and repaid $283.5 million in advances under the Credit Agreement. Additionally, we paid $112.4 million in regular quarterly cash distributions to our limited partners and $8.7 million to our noncontrolling interests. We received $21.3 million in contributions from noncontrolling interests during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we received $219.5 million and repaid $237.0 million in advances under the Credit Agreement. We paid $137.4 million in regular quarterly cash distributions to our limited partners, and distributed $7.8 million to our noncontrolling interests. We also received net proceeds of $491.3 million for issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. In addition, we received $15.4 million in contributions from noncontrolling interests during the nine months ended September 30, 2020.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2021 capital forecast is comprised of approximately $15 million to $20 million for maintenance capital expenditures, $2 million to $4 million for refinery unit turnarounds and $40 million to $45 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. We expect the majority of the 2021 expansion capital to be invested in our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as planned expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to HFC a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC is entitled to a 50%

Table of
interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

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

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material, wholly owned subsidiaries. The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage, and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the expiration of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2021.

Senior Notes
As of September 30, 2021, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

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

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of September 30, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Credit Agreement	$840,500	913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(7,191)	(7,897)
	492,809	492,103

Total long-term debt	$1,333,309	$1,405,603

Table of
Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended September 30, 2021.

Impact of Inflation
Inflation in the United States did not have a material impact on our results of operations for the nine months ended September 30, 2021 and 2020. PPI has increased an average of 0.9% annually over the past five calendar years, including a decrease of 1.4% in 2020 and an increase of 0.8% in 2019. PPI for the first nine months of 2021 increased by 7.6% over the first nine months of 2020.

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

There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. At September 30, 2021, we had an accrual of $4.6 million that related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired or will expire. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

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

Table of
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

At September 30, 2021, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At September 30, 2021, the fair value of our 5% Senior Notes was $506.8 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at September 30, 2021 would result in a change of approximately $13.1 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2021, borrowings outstanding under the Credit Agreement were $840.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Table of
Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.Risk Factors

Except for the risk factors below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

The pending HEP Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our common unit price and our future business and financial results.

On August 2, 2021, we entered into the Contribution Agreement with Sinclair and certain other parties thereto to acquire all of the issued and outstanding capital stock of STC. We expect the acquisition to close in mid-2022. The HEP Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. If the closing of the HEP Transactions is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected. The closing conditions include, among others, the absence of a law or order prohibiting the transactions contemplated by the business combination agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended (the “HSR Act”), with respect to the acquisition. On August 23, 2021, each of HollyFrontier and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HollyFrontier and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HollyFrontier and Sinclair are cooperating with the FTC staff in its review. We have incurred and will continue to incur substantial transaction costs whether or not the acquisition is completed. Any failure to complete the HEP Transactions could have a material adverse effect on our common unit price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our unitholders.

The HEP Transactions will require management to devote significant attention and resources to integrating the Sinclair business with our business. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the Sinclair business into the HEP business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;

Table of
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating Sinclair’s operations into HEP; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and common unit price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated time frame.

Litigation relating to the Sinclair acquisition could result in substantial costs to HEP or an injunction preventing the completion of the Sinclair acquisition.

Securities class action lawsuits, derivative and related lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert the time and resources of management. An adverse judgment could result in monetary damages, which could have a negative impact on HEP’s liquidity and financial condition.

Lawsuits that may be brought against us, have been or may be brought against HollyFrontier, and/or our or HollyFrontier’s directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the acquisition agreement already implemented, issue additional disclosures and to otherwise enjoin the parties from consummating the Sinclair acquisition. HollyFrontier and the members of HollyFrontier’s board of directors were named as defendants in a lawsuit filed in Harris County, Texas, brought by an alleged HollyFrontier shareholder challenging the Sinclair acquisition and seeking, among other things, injunctive relief to enjoin and/or rescind the acquisition agreement and make additional or corrective disclosures. An additional lawsuit filed by an alleged HollyFrontier shareholder in the United States District Court for the Southern District of New York asserts claims under Section 14(a) of the Exchange Act and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HollyFrontier and the members of HollyFrontier’s board of directors, and seeks, among other things, to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, and, if they do not, to recover damages. Additional lawsuits in connection with the Sinclair acquisition may be filed in the future in federal or state courts.

The outcome of these lawsuits or any other lawsuit that may be filed challenging the Sinclair acquisition is uncertain. One of the conditions to the closing of the Sinclair acquisition is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the closing of the Sinclair acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Sinclair acquisition or delaying the shareholder vote, that injunction may delay or prevent the Sinclair acquisition from being completed within the expected timeframe or at all, which could result in substantial costs to us and may adversely affect our business, financial position, results of operations and cash flows. Relatedly, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Sinclair acquisition is completed may adversely affect our business, financial condition, results of operations and cash flows and result in substantial costs to us.

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

10.1
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 1-32225).

10.2†
Unitholders Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., Holly Logistic Services, L.L.C., Navajo Pipeline Co., L.P., The Sinclair Companies, and the unitholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 3, 2021, File No. 1-32225).

10.3
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 3, 2021, File No. 1-32225).

10.4*+	Second Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective October 27, 2021.
10.5*+	Form of Performance Unit Agreement (Executive).
10.6*+	Form of Phantom Unit Agreement (Employee).
10.7*+	Form of Notice of Grant of Phantom Units (Employee).
10.8*+	Form of Phantom Unit Agreement (Non-Employee Director Award).
10.9*+	Form of Notice of Grant of Phantom Unit Agreement (Non-Employee Director Award).
10.10+
Consulting Agreement between Holly Logistics Services, L.L.C. and Mark Cunningham, effective February 19, 2022 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 29, 2021, File No. I-32225).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Table of

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table of
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

Date: November 3, 2021	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2021	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)