Form 10-K
period 2021-12-31
HOLLY ENERGY PARTNERS LP
filed 2022-02-23
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No  ☒
On June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common limited partner units held by non-affiliates of the registrant was approximately $1.0 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
105,440,201 shares of common limited partner units were outstanding on February 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, those under Items 1 and 2. “Business and Properties,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•HollyFrontier Corporation’s (“HFC”) and the Partnership’s ability to successfully close the pending acquisition of Sinclair (as defined herein), or once closed, integrate the operations of Sinclair with its existing operations and fully realize the expected synergies of the Sinclair Transactions (as defined herein) or on the expected timeline;
•the satisfaction or waivers of the conditions precedent to the proposed Sinclair Transactions, including without limitation, regulatory approvals (including clearance by antitrust authorities necessary to complete the Sinclair Transactions on the terms and timeline desired);
•risks relating to the value of HEP’s limited partner common units to be issued at the closing of the Sinclair Transactions from sales in anticipation of closing and from sales by the Sinclair holders following the closing of the Sinclair Transactions;
•the cost and potential for delay in closing as a result of litigation against us or HFC challenging the Sinclair Transactions;
•the demand for and supply of crude oil and refined products, including uncertainty regarding the effects of the continuing COVID-19 pandemic on future demand and increasing societal expectations that companies address climate change;
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

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

401(k) Plan	131
5% Senior Notes	41
AAI	148
Allocation Date	50
ASC	67
ASC 842	68
ASU	67
bpd	8
Board	111
Business Combination Agreement	7
CARES Act	54
Change in Control Policy	132
Change in Control Agreement	132
Cheyenne Refinery	81
CISA	41
Clawback Policy	133
COBRA	145
Contribution Agreement	7
Credit Agreement	62
Cushing Connect Joint Venture	17
Cushing Connect JV Terminal	17
Cushing Connect Pipeline	17
CWA	37
Data Protection Laws	41
Delek	93
EBITDA	58
Effectively connected income	49
Exchange Act	36
FASB ASC Topic 718	121
FCC	17
FERC	8
Frontier Pipeline	10
FTC	34
GAAP	58
GHG	39
Guarantor subsidiaries	103
HEP	7
HEP Cushing	17
HEP Logistics	111
HFC	7
HFC Change in Control Agreements	132
HFC Merger	7
HFC Transaction	7
HLS	7
HSR Act	8
IBA	42
IBR	68

ICA	19
Incentive Compensation	133
IRS	25
Letter Agreement	34
LIBOR	42
Long-Term Incentive Plan	120
LPG	8
mbbls	8
Meridian	118
Mid-America	9
MMSCFD	11
non-employee directors	119
NDC	39
New Parent	7
NQDC Plan	120
NYSE	113
NWP	33
Omnibus Agreement	18
Osage	12
Outside Date	87
Parent	103
Parent Merger Sub	7
Partnership	71
PCAOB	118
PHMSA	19
Plains	9
PMLP	88
PPI	9
Presiding Director	112
Renewal	41
SEC	7
Secondment Agreement	18
Second Request	34
Sinclair	7
SLC Pipeline	10
STC	7
Target Company	7
TSA	41
UNEV	7
Unitholders Agreement	35
VIE	88
Woods Cross Refinery	34
WOTUS	37

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
Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HFC and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. At December 31, 2021, HFC owned approximately 57% of our outstanding common units as well as a non-economic general partner interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 16 to our consolidated financial statements in Part II, Item 8.
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
We have a long-term strategic relationship with HFC that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to the economic conditions discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview - Impact of COVID-19 on Our Business” below, we also expect over the longer term to continue to work with HFC on logistic asset acquisitions in conjunction with HFC’s refinery acquisition strategies.
On August 2, 2021, HFC, Hippo Parent Corporation, a wholly owned subsidiary of HFC (“New Parent”), Hippo Merger Sub, Inc., a wholly owned subsidiary of New Parent (“Parent Merger Sub”), The Sinclair Companies (“Sinclair”), and Hippo Holding LLC, a wholly owned subsidiary of Sinclair (the “Target Company”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which HFC will acquire the Target Company. HFC will acquire the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC will merge with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of New Parent (the “HFC Merger”) and (b) immediately following the HFC Merger, a contribution whereby Sinclair will contribute all of the equity interests of the Target Company to New Parent in exchange for shares of New Parent, resulting in the Target Company becoming a direct wholly owned subsidiary of New Parent (together with the HFC Merger, the “HFC Transaction”).

Additionally, on August 2, 2021, HEP, Sinclair and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transaction” and together with the HFC Transaction, the “Sinclair Transactions”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC (“UNEV”) and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement. The Sinclair Transactions are expected to close in 2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust

Improvements Act (the “HSR Act”). The HEP Transaction is conditioned on the closing of the transactions contemplated by the Business Combination Agreement, which will occur immediately following the HEP Transaction.

PIPELINES AND TERMINALS

Pipelines

Our refined product pipelines transport light refined products from HFC’s Navajo refinery in New Mexico and a third party's refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, Arizona, and Oklahoma and from various refineries in Utah, Wyoming, and Montana (including HFC's Woods Cross refinery in Utah) to Las Vegas, Nevada and Cedar City, Utah. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and liquefied petroleum gases (“LPGs”) (such as propane, butane and isobutane).

Our intermediate product pipelines consist principally of three parallel pipelines that connect the Navajo refinery, Lovington and Artesia facilities. These pipelines primarily transport intermediate feedstocks and crude oil for HFC’s refining operations in New Mexico. We also own pipelines that transport intermediate product and gas between HFC's Tulsa East and West refinery facilities.

Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico, Kansas, Oklahoma, Utah and Wyoming that deliver crude oil to HFC's Navajo, El Dorado, Tulsa and Woods Cross refineries as well as other unaffiliated refineries.

Our pipelines are regularly inspected. Generally, other than as may be provided in certain pipelines and terminal agreements, substantially all of our pipelines are unrestricted as to the direction in which product flows and the types of crude and refined products that we can transport on them. The Federal Energy Regulatory Commission (“FERC”) regulates the transportation tariffs for interstate shipments on our refined product and crude oil pipelines and state regulatory agencies regulate the transportation tariffs for intrastate shipments on our pipelines.

HFC shipped an aggregate of 69% of the petroleum products transported on our refined product pipelines, 100% of the throughput volumes transported on our intermediate pipelines, and 68% of the throughput on our crude pipelines in 2021.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HFC and for third parties.

	Years Ended December 31,
	2021	2020	2019	2018	2017
Volumes transported for barrels per day (“bpd”):
HFC	513,506	529,905	633,270	622,088	556,516
Third parties	178,440	156,376	204,052	187,717	99,847
Total	691,946	686,281	837,322	809,805	656,363
Total barrels in thousands (“mbbls”)	252,560	251,178	305,623	295,579	239,572

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

Cheyenne Pipeline LLC
This 87-mile crude oil pipeline, which FERC regulates, runs from Fort Laramie, Wyoming to Cheyenne, Wyoming. HEP owns a 50% interest in this entity; the pipeline is operated by an affiliate of Plains All American Pipeline, L.P. (“Plains”).

Cushing Connect Pipeline Holdings LLC
This 50-mile crude oil pipeline, which is regulated by the Oklahoma Corporation Commission, runs from Cushing, Oklahoma to HFC’s Tulsa East and West refinery facilities. HEP owns a 50% interest in this entity and is the operator of the pipeline. The Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021.

Southwest Region

Artesia, New Mexico to El Paso, Texas
These 221 miles of pipeline are comprised of four main segments which are regulated by FERC. The segments primarily ship refined product produced at the Navajo refinery to El Paso terminals: (1) 82 miles of 12-inch pipeline from HFC's Navajo refinery to our Orla tank farm, (2) 126 miles from our Orla tank farm to outside El Paso, (3) seven miles from outside El Paso to HFC's El Paso terminal and (4) six miles of 12-inch pipeline from outside El Paso to Magellan's El Paso terminal.

Refined products destined to HFC's El Paso terminal and Magellan's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local and export delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile segment that extends from HFC's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155-mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement which expires in 2027 with an option to renew for an additional 10 years. The current monthly lease payment is $543,000 (subject to adjustments for changes in Producer Price Index (“PPI”)) to the owner/operator, Mid-America. HFC is the only shipper on this pipeline.

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

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Pipe Line Company's terminal is used for product shipments to and through the Pioneer terminal, (2) another 4-mile segment is used to ship refined product from HFC's Woods Cross refinery to the pipeline owned by UNEV origin pump station, (3) a 4-mile segment from HFC's Woods Cross refinery to MPLX LP’s Salt Lake City products pipeline is used for product shipments from HFC’s Woods Cross refinery to MPLX LP's Northwest Pipeline origin station, and (4) a 1- mile segment is used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HFC is the only shipper on the three former segments and a third party is the only shipper on the fourth, common carrier segment.

UNEV refined product pipeline
The 427-mile UNEV products pipeline, which FERC regulates, is a common carrier pipeline used for the shipment of refined products from Woods Cross, Utah to terminals in Las Vegas, Nevada and Cedar City, Utah. This pipeline is owned by UNEV. HEP owns a 75% interest in UNEV, and HEP is the operator of this pipeline.

SLC Pipeline
This 95-mile crude oil pipeline (the “SLC Pipeline”), which FERC regulates, is used to transport crude into the Salt Lake City, Utah area from the Utah terminus of the Frontier Pipeline (described below) as well as crude flowing from Wyoming and Colorado via the Marathon Wamsutter system.

Frontier Aspen Pipeline
This 289-mile crude oil pipeline (the “Frontier Pipeline”), which FERC regulates, spans from Casper, Wyoming to Frontier Station, Utah through a connection to the SLC Pipeline.

The following table sets forth certain operating data for each of our majority-owned refined product, intermediate and crude pipelines, most of which are described above. We calculate the capacity of our pipelines based on the throughput capacity for barrels of refined product, intermediate or crude that may be transported in the existing configuration; in some cases, this includes the use of drag reducing agents.

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to Orla, TX to El Paso, TX	8/12	221	95,000
Artesia, NM to Moriarty, NM(1)	12/8	215	27,000
Moriarty, NM to Bloomfield, NM(1)(2)	8	191	14,400
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK(6)	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM(6)	4	35	5,300
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	10	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(3)
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(4)	8/10/12	7
Evans Junction to Artesia, NM(5)	8	12	107
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	80,000
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	61	62,000
SLC Pipeline	16	95	120,000
Frontier Pipeline	16	289	72,000
(1)The White Lakes Junction to Moriarty segment of our Artesia to Moriarty pipeline and the Moriarty to Bloomfield pipeline is leased from Mid-America under a long-term lease agreement.
(2)Capacity for this pipeline is reflected in the information for the Artesia to Moriarty pipeline.
(3)Tulsa gasoline and diesel fuel connections to Magellan’s pipeline are less than one mile.
(4)The capacities of the three gas pipelines are 10 million standard cubic feet per day (“MMSCFD”), 22 MMSCFD and 10 MMSCFD, and the two liquid pipelines are 45,000 bpd and 60,000 bpd.
(5)The capacity is in MMSCFD per day.
(6)Pipeline is currently idled.

Terminals, Loading Racks and Refinery and Renewable Diesel Facility Tankage

Our refined product terminals receive products from pipelines connected to HFC’s refineries and other third party refineries. We then distribute them to HFC and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve the marketing activities of HFC and other customers. Terminals play a key role in moving product to the end-user market by providing the following services:
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

Our crude terminal receives crude from Osage Pipe Line Company, LLC's (“Osage”) pipeline and derives most of its revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2021	2020	2019	2018	2017
Refined products and crude terminalled for (bpd):
HFC	391,698	393,300	422,119	413,525	428,001
Third parties	51,184	48,909	61,054	61,367	68,687
Total	442,882	442,209	483,173	474,892	496,688
Total (mbbls)	161,652	161,848	176,358	173,336	181,291

Our refinery and renewable diesel facility tankage consists of on-site tankage at HFC’s refineries and renewable diesel facilities. Our refinery and renewable diesel facility tankage derives its revenues from fixed fees or throughput charges in providing HFC’s refining and renewable diesel facilities with approximately 9,760,000 barrels of storage.

Our terminals, loading racks and refinery and renewable diesel tankage are managed by geographic region; significant assets are grouped accordingly and described below.

Mid-Continent Region

Cheyenne, Wyoming facility truck racks
The Cheyenne loading rack facilities consist of light refined product, heavy product and LPG truck racks. These racks load refined product and propane onto tanker trucks for delivery to markets in surrounding areas. Additionally, these facilities include four crude oil Lease Automatic Custody Transfer units that unload crude oil from tanker trucks. See “Agreements with HFC” below for a discussion of changes to HFC's use of assets located in Cheyenne, Wyoming.

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

Catoosa, Oklahoma terminal
The Catoosa terminal is a water port terminal close to HFC's Tulsa refinery and stores specialty lubricant products. HFC is the primary customer utilizing this terminal.

Cushing Connect Terminal Holdings LLC
This entity owns 1.5 million barrels of crude oil storage in Cushing, Oklahoma, which went in service during the second quarter of 2020. HEP owns a 50% interest in this entity; the terminal is operated by an affiliate of Plains.

Tankage at HFC refinery and renewable diesel facilities
At HFC's El Dorado and Tulsa refinery facilities as well as HFC's Cheyenne renewable diesel facility, HEP owns refined product, intermediate and crude tankage that support these refineries in production and distribution. HFC is the only customer utilizing these tanks. See “Agreements with HFC” below for a discussion of changes to HFC's use of assets located in Cheyenne, Wyoming.

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

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Delek's Big Spring refinery, which accounted for all of its volumes in 2021. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base.

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

Moriarty, New Mexico terminal
We receive light refined product at this terminal from the Navajo refinery Artesia facility through our pipelines. Refined product received at this terminal is sold locally, via the truck rack. HFC is the only customer at this terminal, and there are no competing terminals in Moriarty, New Mexico.

Orla, Texas tank farm
The Orla tank farm receives refined product from Delek's Big Spring refinery. Refined product received at the tank farm is delivered into our Orla to El Paso pipeline segment (described above).

Orla, Texas terminal
This terminal receives diesel from HFC's Navajo refinery in Artesia, New Mexico and delivers diesel to the truck rack at the facility. HFC is the only customer at this truck rack.

Tankage at HFC refinery facilities
At HFC's Artesia and Lovington refinery facilities, HEP owns crude tankage that supports the refineries in their production of petroleum products. HFC is the only customer utilizing these tanks.

Wichita Falls, Texas terminal
This terminal receives refined product from Delek's Big Spring refinery, which accounted for all of its volumes in 2021. Refined product received at this terminal is sold via a truck rack or to NuStar Energy L.P.’s Southlake Pipeline.

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

The following table outlines the locations of our majority-owned terminals and their storage capacities, number of tanks, supply source, and mode of delivery as of December 31, 2021:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	210,000	8	Pipeline	Truck
Bloomfield, NM (1)	203,000	7	Pipeline	Truck
Mountain Home, ID (2)	122,000	4	Pipeline	Pipeline
Spokane, WA	465,000	32	Pipeline/Rail	Truck
Abilene, TX	157,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	263,000	12	Pipeline	Truck/Pipeline
Las Vegas, NV	442,000	12	Pipeline/Truck	Truck
Cedar City, UT	226,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	178,000	6	Pipeline	Pipeline
Orla, TX	45,000	1	Pipeline	Truck
El Dorado, KS crude tankage	1,116,000	11	Pipeline	Pipeline
Stations along the SLC and Frontier pipelines	383,000	7	Pipeline	Pipeline
Stations in the Texas, New Mexico crude system	483,000	14	Pipeline	Pipeline
Catoosa, OK lube terminal	70,000	6	Truck/Rail	Truck
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa facility railyard	N/A	N/A	Rail	Rail
Cheyenne facility truck racks (1)	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	4,363,000

(1)Inactive
(2)Handles only jet fuel.

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks as of December 31, 2021:

Refinery and Renewable Diesel Facility Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	191,000	Crude oil	4
Lovington, NM	291,000	Crude oil	2
Woods Cross, UT	190,000	Crude oil	3
Tulsa, OK	3,803,000	Crude oil and refined product	59
Cheyenne, WY	1,134,000	Crude oil and refined product	21
El Dorado, KS	4,151,000	Refined and intermediate product	88
Total	9,760,000

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

REFINERY PROCESSING UNITS

Our refinery processing units are integrated in HFC's El Dorado, Kansas refinery and HFC's Woods Cross, Utah refinery and are used to support their daily operations, which chemically transform crude oil into various petroleum products, including gasoline, diesel, LPGs and asphalt.

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

Fluid Catalytic Cracking Unit - Woods Cross, Utah refinery facility
The fluid catalytic cracking unit (“FCC”) is used to convert the high-boiling, high-molecular weight hydrocarbon fractions of crude oil to more valuable products like gasoline, diesel and LPGs. This conversion is performed by the cracking of petroleum hydrocarbons achieved from extremely high temperatures and fluidized catalyst. The FCC's capacity is 8,000 bpd of atmospheric tower bottoms from the crude unit, discussed above, and gas oil.

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

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million, including $4 million to $6 million of Cushing Connect Pipeline construction costs exceeding the budget by more than 10% to be borne solely by HEP.

The investment above and the basis of presentation is described further in Note 3 in notes to consolidated financial statements of HEP, and the description in Note 3 is incorporated herein by reference.

AGREEMENTS WITH HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2022 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order requires the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. This revision in rates will not have a material adverse effect on our results of operations. As of December 31, 2021, our agreements with HFC required minimum annualized payments to us of $352.8 million.
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
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HFC (the “Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2021) for the provision by HFC or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HFC to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, directors’ compensation, and registrar and transfer agent fees.

Under HLS’s secondment agreement with HFC (the “Secondment Agreement”), certain employees of HFC are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HFC for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
COMPETITION
As a result of our physical integration with HFC’s refineries, our contractual relationship with HFC under the Omnibus Agreement and the HFC pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of crude oil transported to or refined products transported from HFC’s refineries, particularly during the terms of our long-term transportation agreements with HFC expiring between 2022 and 2036.
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

GOVERNMENTAL REGULATION
Safety and Maintenance
Many of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation. PHMSA has promulgated regulations governing, among other things, maximum operating pressures, pipeline patrols and leak surveys, control room management, and emergency procedures, as well as other matters intended to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas.
In addition, many states have adopted regulations, similar to, or which go above and beyond, existing PHMSA regulations, for certain intrastate pipelines. For example, Texas has developed regulatory programs that largely parallel the federal regulatory scheme and impose additional requirements for certain pipelines. Furthermore, other related programs, such as the EPA’s Risk Management Program and the Occupational Safety and Health Administration’s Process Safety Management standard apply to some of our terminals and associated facilities.
We perform preventive and normal maintenance on all of our pipeline and terminal systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of our pipelines and other assets as required by regulations. Corrosion inhibitors, external coatings and impressed current cathodic protection systems are used to protect against internal and external corrosion. We regularly monitor, test and record the effectiveness of these corrosion-control systems. We monitor the structural integrity of covered segments of our pipeline systems through a program of periodic internal inspections using electronic “smart pigs”, hydrostatic testing, and other measures. We follow these inspections with a review of the data, and we make repairs as necessary to maintain the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future smart pig runs or other appropriate integrity testing methods. This approach is intended to allow the pipelines that have the greatest risk potential to receive the highest priority in being scheduled for inspections or pressure tests for integrity. Nonetheless, the adoption of new or amended regulations or the reinterpretation of existing laws and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators.
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
Many of our terminal loading racks are protected with water deluge systems activated by either heat sensors or an emergency switch. Several of our terminals are also protected by foam systems that are activated in case of fire. All of our terminals participate in a comprehensive environmental management program to assure compliance with applicable air, solid waste and wastewater regulations.
For further information on pipeline safety and regulatory requirements related to maintenance, see our risk factor “Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding our business, capital projects, environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and adversely affect our performance.”
Rate Regulation
Some of our existing pipelines are considered interstate common carrier pipelines subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). The ICA requires that the rates charged for transportation on oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and not unduly discriminatory. The FERC regulations implementing the ICA further require that the rates and rules for transportation service on our oil pipelines be filed with the FERC. The ICA permits interested persons to challenge newly proposed or changed rates or rules and authorizes FERC to suspend the effectiveness of such proposed rates or rules for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, FERC finds that the proposed rate is unlawful, it is authorized to require the carrier to refund the revenues collected during the pendency of the investigation that are in excess of the amount the FERC determines to be just and reasonable. FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.
Oil pipeline carriers may change their rates in accordance with a FERC-approved indexing methodology, which allows oil pipeline carriers to charge rates up to a prescribed ceiling level that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”). Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the oil pipeline’s increase in costs from the previous year. Oil pipeline carriers as a general rule utilize this indexing methodology to change their rates. Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.
For the five-year period ending June 30, 2021, oil pipeline carriers were permitted to adjust the indexed rate ceiling annually by PPI plus 1.23%. On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021 at PPI plus 0.78%. Because the index was negative, oil pipeline carriers, including our pipelines, were required to reduce rates that would otherwise be above the indexed rate ceiling. Several shippers requested rehearing of the FERC’s order and, on January 20, 2022, the FERC issued an order further reducing the index to PPI minus 0.21%. As a result, oil pipeline carriers are required to further reduce rates that would be above the new indexed rate ceiling by March 1, 2022. Such reduced rates will be in effect from March 1, 2022 until July 1, 2022. Prior to June 1, 2022, the FERC will issue a revised index, which could be positive or negative. Rates reflecting this revised index will become effective on July 1, 2022.
The Energy Policy Act of 1992 deemed oil pipeline tariff rates that were (i) in effect for the 365-day period ending on the date of enactment or (ii) in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, in each case, to be just and reasonable or “grandfathered” under the ICA. The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates.
While FERC regulates the rates for interstate shipments on our refined product pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments in Texas and the Oklahoma Corporation Commission regulates the rates for intrastate shipments in Oklahoma. These state commissions have generally not been aggressive in regulating common carrier pipelines and generally have not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, a state regulatory commission could investigate our rates if such a challenge were filed.
In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to the affected assets.
Environmental Regulation and Remediation
Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the potential discharge of materials into the environment, or otherwise relating to the protection of human health and the environment and natural resources. These laws and regulations may require us to obtain permits for our operations or result in the imposition of strict requirements relating to air emissions, and characteristics and composition of gasoline and diesel fuels, biodiversity, wastewater discharges, waste management, process safety and risk management, spill planning and prevention and the remediation of spills, leaks and other contamination. As with the industry generally, compliance with existing, changing, and new laws, regulations, interpretations and guidance increases our overall cost of business, including our capital costs to construct, maintain, upgrade and operate equipment and facilities. These laws and regulations affect our operations, maintenance, capital expenditures and net income, as well as those of our competitors. These existing and any new laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, and injunctions, construction bans or delays; delays in the permitting, development or expansion of projects; limitations or prohibitions on certain operations; and reputational harm. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Environmental groups frequently challenge pipeline infrastructure projects. Moreover, a major discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including the cost of remediation and restoration of any damaged natural resources, the cost to comply with applicable laws and regulations, and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.

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
There are environmental remediation projects that are currently in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities of HFC as the obligation for future remediation activities was retained by HFC. At December 31, 2021, we have an accrual of $3.9 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.
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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2022 capital forecast is comprised of approximately $15 million to $20 million for maintenance capital expenditures, $35 million to $50 million for refinery unit turnarounds and $5 to $10 million for expansion capital expenditures, excluding any expenditures related to the HEP Transaction. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

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
The “One HFC Culture” focuses on five key values – safety, integrity, teamwork, ownership and inclusion. These values influence decisions, shape behaviors and provide the opportunity for employees to thrive. Safety is first. We care about our people and have implemented policies and procedures designed to help make sure they return home safely every day. We focus on integrity and doing the right thing. We champion a culture of teamwork and ownership by supporting each other and empowering employees to take action where they see a need or opportunity. Inclusion reflects our desire to foster a work environment in which employees feel valued and included in decisions, opportunities and challenges.
As of December 31, 2021, 302 HFC employees were dedicated to our business in addition to HFC employees seconded to HLS for a portion of their time to provide services to our business as described above. From time to time, a portion of HFC’s employees that are seconded to us, are covered by collective bargaining agreements having various expiration dates between 2022 and 2024. We have experienced no material interruptions of operations due to disputes with those employees and management believes that positive working relationships exist between HFC and local unions and their members.
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
Diversity & Inclusion
HLS and HFC leadership is committed to attracting, retaining and developing a highly engaged, high-performing, diverse workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. Increasing diversity and inclusion efforts is an organizational priority for HLS and HFC. HFC has introduced diversity awareness programs focused on increasing the number of underrepresented persons in engineering roles. HFC’s university recruiting team has partnered with historically black colleges and universities to offer full-time and summer internship opportunities and various diversity and inclusion organizations at universities to sponsor and participate in events, such as the North Texas Women’s Energy Network and the National Society of Black Engineers Convention. In addition, to help foster a culture of inclusion, HFC has two employee resource groups, one focused on developing talent at HFC by fostering relationships through education, networking and leadership development opportunities and the other focused on veterans. In 2021, HFC formed an

Inclusion and Diversity Working Group to develop and further implement HFC’s inclusion and diversity initiatives, to gather and report best practices related to inclusion and diversity, and to assist in developing ongoing inclusion and diversity goals and objectives.
Health & Safety
The safety of our employees, contractors and communities is an overarching priority and fundamental to our operational success. We have a comprehensive Pipeline Excellence Program that builds upon best practices and processes and is designed to advance organizational safety and performance, drive reliability and deliver strong results. Our approach allows for flexibility in unique operations and environments and provides a model for continuous improvement and fosters a strong culture of safety within our company. Pipelines are a vital component of our nation’s infrastructure, making it imperative that we safeguard our pipelines against any type of damage. We have implemented rigorous awareness and damage prevention programs that aim to educate the public and other key stakeholders and continually invest in the maintenance and integrity of our assets, including inspection and repair programs to comply with federal and state regulations. In response to the COVID-19 pandemic, and with the health and safety of all of our employees as a top priority, we have modified our business practices by limiting employee and contractor presence at our facilities to essential operating personnel, using a work from home policy, restricting travel, and quarantining personnel when necessary.
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

Risks Related to our Business/Industry:
•We depend on HFC for a substantial portion of our revenues. A significant reduction in those revenues or a material deterioration of HFC's financial condition could reduce our revenues materially.
•Due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.
•The COVID-19 pandemic, actions taken in response thereto, and certain global oil market developments have had and may continue to have a material adverse effect on our business.
•A material decrease in the supply, or a material increase in the price, of crude oil or other materials available to HFC's refineries and our pipelines and terminals, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.
•Competition from other pipelines that may be able to supply our shippers' customers with refined products at a lower price could cause us to reduce our rates or could reduce our revenues. Any reduction in the capacity of, or the allocations to, our shippers on interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.
•Our business may suffer due to a change in the composition of our Board of Directors, the departure of any of our key senior executives or other key employees who provide services to us.
•If we are unable to complete capital projects at their expected costs or in a timely manner, incur increased maintenance or repair costs on assets, or if assumed market conditions deteriorate, our financial condition, results of operations, or cash flows could be materially and adversely affected.
•We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities, if our assumptions concerning population growth are inaccurate, or if an agreement cannot be reached with HFC for the acquisition of assets on which we have a right of first offer.
•Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured. We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.
•We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations. Regulatory changes related to a state’s use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects.
•Terrorist attacks, and the threat of terrorist attacks or vandalism, have resulted in increased costs to our business. Global hostilities may adversely impact our results of operations.
•We own certain of our systems through joint ventures, and our control of such systems is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such enterprises.
Risks Related to our Acquisition Strategy and Recent/Pending Acquisitions
•We may be unsuccessful in integrating the operations of acquired assets and in realizing the anticipated benefits of any such acquisitions.
•The pending Sinclair Transactions may not be consummated on a timely basis or at all. To complete the Sinclair Transactions, HFC and Sinclair must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated benefits of the transactions could be reduced. The actual value of the consideration we will pay to Sinclair at closing may exceed the value allocated at the time we entered into the Contribution Agreement.
•We will issue a large number of common units in connection with the Sinclair Transactions, which will result in dilution to our existing unitholders and may cause the market price of our common units to decline as a result of sales of our common units owned by Sinclair stockholders or current HEP unitholders. Our unitholders may not realize a benefit commensurate with the ownership dilution they will experience.

•Litigation relating to the Sinclair Transactions could result in substantial costs or an injunction preventing the completion of the HEP Transaction.
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
Risks Related to Cybersecurity, Data Security and Information Technology
•Cyberattacks, security breaches, information technology system failures, terrorist attacks or global hostilities could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are subject to laws, rules, regulations and policies regarding data privacy and security, and may be subject to additional related laws and regulations in jurisdictions in which we operate or expand.
Risks Related to Liquidity, Financial Instruments and Credit
•We may not be able to retain existing customers or acquire new customers.
•Our leverage or volatile credit/capital markets may limit our ability to borrow funds on acceptable terms, service our indebtedness or capitalize on business opportunities. Increases in interest rates could adversely affect our business. The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and could cause our interest expense to increase.
•If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at current levels or to increase our quarterly distributions in the future could be impaired materially.
•We are exposed to the credit risks and certain other risks, of our or our joint ventures' key customers, vendors, and other counterparties. Adverse changes in our and/or our general partner's credit ratings and risk profile may negatively affect us.
Risks to Common Unitholders
•HFC and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests or engage in limited competition with us.
•Cost reimbursements and fees due to our general partner and its affiliates for services provided are substantial. Our general partner may reduce the amount of cash in reserve available for distribution to unitholders. Even if unitholders are dissatisfied, they cannot remove our general partner without its consent. The control of our general partner may be transferred to a third party without unitholder consent.
•We may issue additional limited partner units without unitholder approval, which would dilute an existing unitholder's ownership interests. Our general partner has a limited call right that may require a unitholder to sell its common units at an undesirable time or price.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and it may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them. The IRS may challenge certain tax positions, treatment methodologies or allocations, which could adversely affect the value of our common units.

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

RISKS RELATED TO OUR BUSINESS/INDUSTRY

We depend on HFC (particularly its Navajo and Woods Cross refineries) for a substantial portion of our revenues; if those revenues were significantly reduced or if HFC's financial condition materially deteriorated, there would be a material adverse effect on our results of operations.

For the year ended December 31, 2021, HFC accounted for 67% of the revenues of our petroleum product and crude pipelines, 88% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HFC for the foreseeable future. If HFC satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at its refineries, our revenues and cash flow would decline.

Any significant reduction in production at HFC’s Navajo or Woods Cross refineries could reduce throughput in our pipelines, terminals and refinery processing units, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2021, production from HFC's Navajo and Woods Cross refineries accounted for approximately 50% of the throughput volumes transported by our refined product, intermediate and crude pipelines. Our Woods Cross refinery processing units also accounted for 72% of our refinery processing units revenues.

Operations at any of HFC's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;
•operational problems such as catastrophic events at the refinery, terrorist or cyberattacks, vandalism, labor difficulties, public health crisis such as COVID-19, or government response thereto, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;
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

Due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations or cash flows.

A large concentration of our pipeline assets serve HFC's Navajo refinery. Due to our limited asset and geographic diversification, an adverse development in our business (including adverse developments as a result of catastrophic events or weather, terrorist or cyberattacks, vandalism, public health crisis, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products), could have a significantly greater impact on our financial condition, results of operations or cash flows than if we maintained more diverse assets in more diverse locations.

The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, as well as certain developments in the global oil markets, have had and may continue to have a material adverse effect on our operations, business, financial condition, results of operations or cash flows.

Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. COVID-19’s spread across the globe and government regulations in response thereto have negatively affected worldwide economic and commercial activity, impacted global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. Other factors expected to impact crude oil supply include production levels implemented by OPEC members, other large oil producers such as Russia and domestic and Canadian oil producers. Please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 on Our Business”.

In addition, the volume of crude oil or refined products we transport, terminal or store depends on many other factors outside of our control, some of which include:

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
•the health of our workforce, including contractors and subcontractors, and their access to our facilities, which could result in a full or partial shutdown of our facilities if a significant portion of the workforce at a facility is impacted or if a significant portion of the workforce in our control room is impacted;
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
•increased potential for the occurrence of operational hazards, including terrorism, cyberattacks or vandalism, as well as information system failures or communication network disruptions;
•increasing cost and reduced availability of capital for additional liquidity, growth or capital expenditures;
•delay by government authorities in issuing or maintaining permits necessary for our business or our capital projects;
•shareholder activism and activities by non-governmental organizations to limit sources of funding for the energy sector;
•increasing costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and
•the impact of any economic downturn, recession or other disruption of the U.S. and global economies and financial and commodity markets.

Adverse developments in the global economy or in regional economies could also negatively impact our customers and suppliers, and therefore have a negative impact on our business or financial condition. In the event of adverse developments or stagnation in the economy or financial markets, our customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to use our services and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to us.

The spread of COVID-19 has caused us to modify our business practices (including limiting employee and contractor presence at our work locations and to sequester employees critical to the operation of our control room from time to time as needed), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted.

The effects of COVID-19 are difficult to predict and the duration of any potential business disruption or the extent to which it may negatively affect our operating results or our liquidity is uncertain. The extent to which the pandemic will continue to impact our business results and operations remains uncertain in light of the rapidly evolving environment, duration and severity of the spread of the virus, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures, including vaccine mandates, designed to slow and contain the spread of COVID-19, among others, and, all of which are beyond our control. In addition, if the volatility and seasonality in the oil and gas industry were to increase, the demand for our services may decline. We continue to monitor the situation to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. These effects of the COVID-19 pandemic, as well as the volatility in global oil markets, while uncertain, have, and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay distributions to our common unitholders.

A material decrease in the supply, or a material increase in the price, of crude oil or other materials available to HFC's refineries and our pipelines and terminals, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.

The volume of refined products we transport in our refined product pipelines depends on the level of production of refined products from HFC's refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, catastrophic events or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers' operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.

Fluctuations in crude oil prices can greatly affect production rates and investments by third parties in the development of new oil reserves. Drilling activity generally decreases as crude oil prices decrease. We and our shippers have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation, global market conditions, actions by foreign nations and the availability and cost of capital, or over the level of drilling activity in the areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. Similarly, a material increase in the price of crude oil supplied to refineries without an increase in the market value of the products produced by the refineries, either temporary or permanent, which causes a reduction in the production of refined products at the refineries, would cause a reduction in the volumes of refined products we transport, and our cash flow could be adversely affected.

In addition, periods of disruption in the global supply chain, including as a result of COVID-19, have caused shortages in the equipment and parts necessary to operate our facilities and to complete our capital projects. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays and component shortages from vendors. We continue to monitor the situation and work closely with our suppliers to minimize disruption to our operations as a result of supply chain interruptions.

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

HFC and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, catastrophic events, terror or cyberattacks, vandalism or other causes could result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volumes of refined products over interconnecting pipelines, the allocations to existing shippers in these pipelines would be reduced, which could also reduce volumes transported in our pipelines or through our terminals.

Our business may suffer due to a change in the composition of our Board of Directors, the departure of any of our key senior executives or other key employees who provide services to us, or if certain of our executive officers, who also allocate time to our general partner and its affiliates, do not have enough time to dedicate to our business. Furthermore, a shortage of skilled labor or disruptions in the labor force that provides services to us may make it difficult for us to maintain labor productivity.

Our future performance depends to a significant degree upon the continued contributions of HLS's Board of Directors, key senior executives and key senior employees who provide services to us. Also, our business depends on the continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not currently maintain “key person” life insurance for any executives. Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise could have an adverse impact on productivity and costs, which could adversely affect our operations.

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

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and increased maintenance or repair expenditures on our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of numerous factors, such as:

•third-party challenges to, denials, or delays in issuing requisite regulatory approvals and/or permits;
•societal and political pressures and other forms of opposition;
•compliance with or liability under environmental or pipeline safety regulations;
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
•market-related increases in a project's debt or equity financing costs; and/or
•nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, earthquakes, accidents, fires, explosions, hazardous materials releases or spills, terror or cyberattacks, vandalism, power failures, mechanical failures and other events beyond our control. These events could result in an injury, loss of life, or property damage or destruction, as well as a curtailment or interruption in our operations. In addition, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues.

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

We do not own all of the land on which our pipeline systems and other assets are located, which could result in disruptions to our operations. Additionally, a change in the regulations related to a state’s use of eminent domain could inhibit our ability to secure rights-of-way for future pipeline construction projects. Finally, certain of our assets are located on or adjacent to Native American tribal lands.

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

Certain of our pipelines are located on or adjacent to Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees, and other requirements and conditions) and to grant approvals independent from federal, state and local statutes and regulations. Following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operations. Separately, in 2020, the Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished, and several state courts have subsequently used the analysis therein to find that other reservations in the state have not been disestablished. Although the ruling in McGirt indicates that it is limited to criminal law, the ruling has significant potential implications for civil law. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved. These factors may increase our cost of doing business on Native American tribal lands.

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

Terrorist attacks, and the threat of terrorist attacks or vandalism, have resulted in increased costs to our business. Global hostilities may adversely impact our results of operations.

The long-term impact of (and threat of future) terrorist attacks and vandalism, on the energy transportation industry in general, and on us in particular, is unknown. Any attack on our facilities, those of our customers and, in some cases, those of other pipelines could have a material adverse effect on our business. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism have resulted in increased costs to our business.

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

In addition, changes in the insurance markets attributable to terrorist attacks, vandalism, or cyberattacks or extortion could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism, cyberattacks, vandalism or war could also affect our ability to raise capital, including our ability to repay or refinance debt.

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

During the years ended December 31, 2021 and December 31, 2020, we recorded a goodwill impairment charge of $11.0 million and $35.7 million, respectively, related to our Cheyenne reporting unit. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and/or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations.

Growing our business by constructing new pipelines and terminals, or expanding existing ones, subjects us to construction risks.

One of the ways we may grow our business is through the construction of new pipelines and terminals or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. For example, the Biden Administration has temporarily suspended the grant of certain authorizations for oil and gas activities on federal lands, although this does not affect existing authorizations. Pipeline construction projects requiring federal approvals are generally subject to environmental review requirements under the National Environmental Policy Act, and must also comply with other natural resource review requirements imposed pursuant to the Endangered Species Act and the National Historic Preservation Act. For over 35 years, the Corps has authorized construction, maintenance, and repair of pipelines under a streamlined Nationwide Permit (“NWP”) program; however, in April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act, vacated NWP 12, and enjoined the issuance of new authorizations for oil and gas pipeline projects under NWP 12. While the district court’s order has subsequently been limited pending appeal, we cannot predict the ultimate outcome of this case. Additionally, in response to the vacatur, the Corps has announced a reissuance of the NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rulemaking may be subject to litigation or to further revision under the Biden Administration. While the full extent and impact of the vacatur is unclear at this time, we could face significant delays and financial costs if we must obtain individual permit coverage from the Corps for our projects. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project.

Moreover, we may construct facilities to capture anticipated future growth in demand for refined products in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our earnings, results of operations and financial condition.

RISKS RELATED TO OUR ACQUISITION STRATEGY AND RECENT/PENDING ACQUISITIONS

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

The pending Sinclair Transactions may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our common unit price and our future business and financial results.

On August 2, 2021, we entered into the Contribution Agreement with Sinclair and certain other parties thereto to acquire all of the issued and outstanding capital stock of STC. We expect the Sinclair Transactions to close in 2022. The Sinclair Transactions are subject to closing conditions. If these conditions are not satisfied or waived, the Sinclair Transactions will not be consummated. If the closing of the Sinclair Transactions is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected. The closing conditions include, among others, the absence of a law or order prohibiting the transactions contemplated by the Business Combination Agreement and the termination or expiration of any waiting periods under the Hart-Scott Rodino Act, as amended (the “HSR Act”), with respect to the Sinclair Transactions. On August 23, 2021, each of HFC and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HFC and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HFC and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible. We have incurred and will continue to incur substantial transaction costs whether or not the Sinclair Transactions are completed. Any failure to complete the Sinclair Transactions could have a material adverse effect on our common unit price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our unitholders.

In order to complete the Sinclair Transactions, HFC and Sinclair must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated benefits of the transactions could be reduced.

Completion of the Sinclair Transactions is conditioned upon the expiration or termination of the waiting period relating to the Sinclair Transactions under the HSR Act. Although HFC, HEP and Sinclair have agreed in the Business Combination Agreement and Contribution Agreement to use their reasonable best efforts, subject to certain limitations, to make the necessary filings under the HSR Act and obtain the required governmental approvals, there can be no assurance that the relevant waiting period will expire or terminate and no assurance that the Sinclair Transactions will be completed. In addition, the FTC has broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Sinclair Transactions, including other potential transactions in the oil and gas industry or other industries. The FTC may be affected by government shutdowns, which could result in delays regarding any potential approvals or other actions. The FTC may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Sinclair Transactions. As a condition to the approval of the Sinclair Transactions, the FTC may also impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the parties’ business after completion of the Sinclair Transactions. Under the terms of the Business Combination Agreement and Contribution Agreement, HFC and HEP are obligated to use reasonable best efforts to complete the transactions, but are not required to take any actions or agree to any terms or conditions in connection with obtaining any regulatory approvals for completing the Sinclair Transactions beyond those specifically described in the Business Combination Agreement and Contribution Agreement.

In the Contribution Agreement, HEP and Sinclair agreed that the consideration to be paid by HEP to Sinclair in connection with the HEP Transaction would be adjusted downward if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, the FTC requires HEP to divest a portion of its equity interest in UNEV and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement. In the Business Combination Agreement, HFC and Sinclair agreed that the stock consideration to be issued to Sinclair would be reduced if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, the FTC requires HFC to divest its refinery in Davis County, Utah (the “Woods Cross Refinery”) and certain related assets and the sales price for such assets does not exceed a threshold provided in the Business Combination Agreement. In addition, HEP and HFC entered into a Letter Agreement (“Letter Agreement”), which provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HFC enters into a definitive agreement to divest the Woods Cross Refinery, then HEP would sell certain assets located at, or relating to, the Woods Cross Refinery to HFC in exchange for cash consideration equal to $232.5 million plus the certain accounts receivable of HEP in respect of such assets, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HFC. The Letter Agreement also provides that HEP’s right to future revenues from HFC in respect of such Woods Cross Refinery assets will terminate at the closing of such sale. If as a condition to the approval of the Sinclair Transactions the FTC requires HFC and HEP to divest the assets specified in the Business Combination Agreement, Contribution Agreement and Letter Agreement, the cash flows relating to the divested assets would also be lost, the anticipated benefits of the Sinclair Transactions would be reduced and the combined company’s financial position, results of operations and cash flows may be materially and adversely affected.

However, notwithstanding the provisions of the Business Combination Agreement and Contribution Agreement, HFC, HEP or Sinclair could agree to become subject to terms or conditions beyond those required in the Business Combination Agreement and Contribution Agreement in connection with the expiration or termination of such waiting period, the imposition of which could adversely affect HFC’s and HEP’s ability to integrate Sinclair’s operations with their operations, reduce the anticipated benefits of the transactions or otherwise materially and adversely affect the combined company’s financial position, results of operations and cash flows after completion of the transactions.

The actual value of the consideration we will pay to Sinclair at closing may exceed the value allocated to such consideration at the time we entered into the Contribution Agreement.

Under the Contribution Agreement, at closing, we will pay Sinclair a cash payment of $325 million and issue Sinclair 21 million common units, which represents a transaction value of approximately $758 million based on the closing price of our common units as of July 30, 2021. Neither we nor the Sinclair stockholders are permitted to “walk away” from the transaction solely because of changes in the market price of our common units between the signing of the Contribution Agreement and the closing. Our common units have historically experienced volatility. Common unit price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The closing price of our common units on the New York Stock Exchange on July 30, 2021, was $20.60; and on February 18, 2022, the closing price of our common units was $17.69. The value of the common units we issue in connection with the closing of the Sinclair Transactions may be significantly higher at the closing than when we entered into the Contribution Agreement.

We will issue a large number of common units in connection with the Sinclair Transactions, which will result in dilution to our existing unitholders and may cause the market price of our common units to decline in the future as the result of sales of our common units owned by Sinclair stockholders or current HEP unitholders. Our unitholders may not realize a benefit from the Sinclair Transactions commensurate with the ownership dilution they will experience.

At the closing of the Sinclair Transactions, we will issue 21 million common units to Sinclair. Our issuance of such common units will result in dilution of our existing unitholders’ ownership interests and may also have an adverse impact on our net income per unit in fiscal periods that include (or follow) the closing. The Unitholders Agreement (the “Unitholders Agreement”) between HEP, its ultimate general partner, certain other parties, and the stockholders of Sinclair (the “Sinclair Parties”) also subjects 15.75 million of the HEP common units issued to the Sinclair Parties (the “Restricted Units”) to a “lock-up” period commencing on the closing date, during which the Sinclair Parties will be prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units will be released from such restrictions on the date that is six months after the closing date, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the closing date, and the remainder will be released from such restrictions on the date that is 15 months from the closing date. In addition, the Unitholders Agreement contains customary registration rights, requiring us to file, within five business days following the closing date, a shelf registration statement on Form S-3 under the Securities Act, to permit the public resale of all the registrable securities held by the Sinclair Parties once such securities are no longer subject to a lock-up.

Following their receipt of common units as consideration in the HEP Transaction, subject to release from the associated lock-up provisions and the filing of a resale registration statement or satisfaction of the requirements of Rule 144, the Sinclair Parties may seek to sell the common units delivered to them. Other HEP unitholders may also seek to sell our common units held by them following, or in anticipation of, completion of the HEP Transaction. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of common units, may affect the market for, and the market price of, our common units in an adverse manner.

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

Litigation relating to the Sinclair Transactions could result in substantial costs to HEP or an injunction preventing the completion of the Sinclair Transactions.

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

Lawsuits that may be brought against us and/or our directors, or have been or may be brought against HFC and/or HFC’s directors, could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the acquisition agreement already implemented, issue additional disclosures and to otherwise enjoin the parties from consummating the Sinclair Transactions. HFC and the members of HFC’s board of directors were named as defendants in a lawsuit filed in Harris County, Texas, brought by an alleged HFC shareholder challenging the Sinclair Transactions and seeking, among other things, injunctive relief to enjoin and/or rescind the acquisition agreement and require the defendants to amend the related proxy statement, declare a breach of fiduciary duties, provide correct and complete disclosures (or enjoin or unwind the acquisition and share issuance if they do not), rescissory and compensatory damages, and interest, attorney’s fees and other costs. Seven additional lawsuits were filed in federal courts on behalf of individual alleged HFC shareholders: Gerald Lovoi v. HollyFrontier Corp., et al., Case No. 1:21-cv-08805 (S.D.N.Y.); Jared Abrams v. HollyFrontier Corp., et al., Case No. 1:21-cv-09309 (S.D.N.Y.); Christopher Quayle v. HollyFrontier Corp., et al., Case No. 1:21-cv-03079 (D. Colo.); Shannon

Jenkins v. HollyFrontier Corp., et al., Case No. 1:21-cv-09497 (S.D.N.Y.); William Bancroft v. HollyFrontier Corp., et al., Case No. 1:21-cv-09878 (S.D.N.Y.); Stanley Jacobs v. HollyFrontier Corp., et al., Case No. 1:21-cv-01668 (D. Del.); and Timothy Dolan v. HollyFrontier Corp., et al., Case No. 1:21-cv-01670 (D. Del.). All asserted claims under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9 and claims under Section 20(a) of the Exchange Act against HFC and the members of HFC’s board of directors, and seek, among other things, to enjoin and/or rescind the acquisition agreement and require defendants to amend the related proxy statement, and, if they do not, to recover damages. Additional lawsuits in connection with the Sinclair acquisition may be filed in the future in federal or state courts.

HFC believes that the lawsuits described above are without merit, and that no further disclosure was required under applicable law. However, HFC made supplemental disclosures on November 30, 2021 to reduce the risk that the lawsuits may delay or otherwise adversely affect the consummation of the Acquisition and to minimize the expense of defending such action. HFC entered into a Settlement Agreement with the plaintiff in the lawsuit filed in Harris County, Texas and the lawsuit was voluntarily dismissed with prejudice. Since the HFC shareholder vote on December 8, 2021, five of the lawsuits filed in federal courts have also been voluntarily dismissed: Bancroft v. HollyFrontier Corp. was voluntarily dismissed on December 13, 2021; Quayle v. HollyFrontier Corp. was voluntarily dismissed on December 21, 2021; Lovoi v. HollyFrontier Corp. was voluntarily dismissed on January 7, 2022; Abrams v. HollyFrontier Corp. was voluntarily dismissed on January 7, 2022; and Jenkins v. HollyFrontier Corp. was voluntarily dismissed on January 25, 2022. With respect to the two outstanding lawsuits, HFC’s additional disclosures moot the claims therein.

The outcome of the remaining lawsuits or any other lawsuit that may be filed challenging the Sinclair Transactions is uncertain. One of the conditions to the closing of the Sinclair Transactions is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the closing of the Sinclair Transactions. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Sinclair Transactions that injunction may delay or prevent the Sinclair Transactions from being completed within the expected timeframe or at all, which could result in substantial costs to us and may adversely affect our business, financial position, results of operations and cash flows. Relatedly, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Sinclair Transactions are completed may adversely affect our business, financial condition, results of operations and cash flows and result in substantial costs to us.

The HEP Transaction will require management to devote significant attention and resources to integrating the Sinclair business with our business.

The HEP Transaction will require management to devote significant attention and resources to integrating the Sinclair business with our business. Potential difficulties that may be encountered in the integration process include, among others:

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

RISKS RELATED TO GOVERNMENT REGULATION

Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding our business, capital projects and environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and have a material adverse effect on our business.

Our pipelines and terminal, tankage and loading rack operations are subject to increasingly stringent federal, state, and local laws, regulations and oversight regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous substances by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, and characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment.

Environmental laws and regulations have raised operating costs for the oil and refined products industry, and compliance with such laws and regulations may cause us, the HFC refineries, and other refineries that we support to incur potentially material expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Future environmental, health and safety requirements (or changed interpretations of existing requirements), may impose new and/or more stringent requirements on our assets and operations and require us to incur potentially material expenditures to comply. Failure to comply with any applicable laws, regulations, and requirements of regulatory authorities could subject us to substantial penalties and fines.

Our operations require numerous authorizations and permits under various laws and regulations, including environmental and worker health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal, modification, or third-party challenge, and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. For example, in May 2015, the EPA published a greatly expanded definition of “waters of the United States” (“WOTUS”) under the federal Clean Water Act (“CWA”) and the jurisdiction of the Corps. Many courts blocked this rule from going into effect, and the EPA and Corps rescinded the WOTUS rule in September 2019. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrowed the definition of WOTUS relative to the prior 2015 rulemaking and became effective on June 22, 2020, but some courts have blocked this rule as well. The EPA and the Corps are no longer implementing the Navigable Waters Protection Rule and are instead enforcing the WOTUS definition as it was promulgated in 1986. The government is also proposing a rule that would formally rescind the Navigable Waters Protection Rule and, again, greatly expand the definition of WOTUS. Any increase in scope could result in increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may also be required to address conditions that require environmental response actions or remediation. The transportation and storage of refined products produces a risk that refined products and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. Further, we own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties have also been operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes were not under our control. Environmental laws can impose strict, joint and several liability for releases of oil and hazardous substances into the environment, and we could be held liable for past releases caused by third parties. If we were to incur a significant liability pursuant to environmental laws or regulations, it could have a material adverse effect on us.

Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety, training and maintenance programs as part of our ongoing efforts to comply with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, reputation and results of operations.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

We are regulated under federal pipeline safety statutes by DOT through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). PHMSA sets and enforces pipeline safety regulations. Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have a materially adverse effect on our operations. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations, issue orders directing compliance, and issue orders directing corrective action to abate hazardous conditions. Among other things, pipeline safety laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened assessment, analysis, prevention and repair activities. Routine assessments under the integrity management program may result in findings that require repairs or other actions.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators. In December 2020, Congress passed the PIPES Act, some elements of which could affect our operations. The Safety of Hazardous Liquid Pipelines final rule (effective July 1, 2020) expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid gravity pipelines and rural gathering pipelines, establishing additional integrity management requirements for hazardous liquid pipelines that could affect high consequence areas, adding new assessment and integrity requirements for certain other hazardous liquid pipelines, and expanding various inspection and leak detection requirements. These final rules are expected to result in additional operations and maintenance costs in the coming years.

Rate regulation, changes to rate-making rules, or a successful challenge to the rates we charge on our pipeline systems may reduce our revenues and the amount of cash we generate.

Some of our pipelines are considered interstate common carrier pipelines subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”). The ICA requires that the rates charged for transportation on oil pipelines, a category that includes crude oil and petroleum product pipelines, be “just and reasonable” and not unduly discriminatory. The FERC regulations implementing the ICA further require the rates and rules for transportation service on our oil pipelines be filed with the FERC. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such proposed rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

Oil pipeline carriers may change their rates in accordance with a FERC-approved indexing methodology, which allows oil pipeline carriers to charge rates up to a prescribed ceiling level that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”). Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. Oil pipeline carriers, as a general rule, utilize this indexing methodology to change their rates.

On December 17, 2020, the FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by the PPI plus 0.78%. The FERC received requests for rehearing of its December 17, 2020 order. On January 20, 2022, the FERC issued an order granting rehearing requests and reduced the index to PPI minus 0.21%. As a result, the FERC directed oil pipeline carriers to, by March 1, 2022, reduce rates not subject to agreement between such pipeline and a shipper that would be above the new indexed rate ceiling. Such reduced rates will be in effect from March 1, 2022 until July 1, 2022. Prior to June 1, 2022, the FERC will issue a revised index, which could be positive or negative. Rates reflecting this revised index will become effective on July 1, 2022.

Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates. However, these methodologies could limit an oil pipeline carrier’s ability to set rates based on actual costs or may delay implementation of any proposed increase in rates. Adverse decisions by the FERC in approving our oil pipelines’ rates could adversely affect our financial position, results of operations and cash flows.

In addition to maintaining rules and rates on file at FERC for interstate movements, we are also required to maintain rates on file with certain state regulatory authorities for intrastate movements on our petroleum products and crude oil pipelines. Tariff rates for some of our intrastate pipeline services may be subject to challenge by complaint by interested parties or by the independent action of the state regulatory authorities who have jurisdiction over our intrastate pipelines rates.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that our costs increase in an amount greater than what we are permitted by the FERC or state regulatory authorities to recover in our rates, or to the extent that there is a lag before we can file for and obtain rate increases, such events can have a negative impact on our operating results. In addition, the FERC, state regulatory authorities, or our customers could initiate proceedings or file complaints challenging the tariff rates charged by our pipelines, which could have an adverse impact on us. HFC and other third party shippers have agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the terms of their respective pipelines and terminals agreements; however, other current or future shippers may still challenge our tariff rates. Finally, FERC and state regulatory authorities periodically implement new rules, regulations, and policies that may adversely affect our terms and conditions of service as well as the rates charged for our services or our costs of operation. Failure to comply with the FERC’s regulations and applicable governing statutes could result in civil penalty liability of up to approximately $14,536 per violation per day.

There are various risks associated with greenhouse gases, climate change legislation or regulations, and increasing societal expectations that companies address climate change that could result in increased operating costs, reduced demand for our services and reduced access to capital markets.

Climate change continues to attract considerable attention in the United States. Numerous proposals have been made and could continue to be made at the national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to limit or eliminate future emissions. In 2021, President Biden issued several executive orders that committed to substantial action on climate change and called for, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of GHGs.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States or require control or reduction of emissions of GHGs, including methane, from such sources. In 2021, the EPA announced its intent to reconsider and revise these rules to further reduce GHG emissions and issued a proposed rule that would extend to existing petroleum and natural gas sources. In addition, the EPA, together with the DOT, implemented GHG emission and corporate average fuel economy standards for vehicles manufactured in the United States, which were revised in December 2021 to impose more stringent requirements for emissions reductions. These and other federal efforts to reduce GHG emissions from the transportation sector could increase our operating costs or reduce demand for our customers’ products.

Internationally, the United Nations-sponsored Paris Agreement requires member nations to submit non-binding, individually determined emissions reduction goals every five years after 2020. In 2021, the United States rejoined the Paris Agreement and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net GHG emissions 50-52% below 2005 levels by 2030. While the NDC does not identify specific actions necessary to achieve these reductions, it lists several sectors as pathways for reductions, including the power, transportation, building, industrial, and agricultural sectors. The administration has acknowledged that a combination of regulatory actions and legislation will be necessary to achieve the U.S. NDC. In regards to legislation, in November 2021 the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies. A separate climate spending bill known as the Build Back Better Act, which could impose a fee on methane emissions, among other GHG provisions, remains under consideration in the U.S. Congress. Ultimately, the impacts of these orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

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

Increasing societal expectations that companies address climate change and use of substitutes for energy commodities may result in increased costs, reduced demand for our customers’ products and our services, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Furthermore, large institutional lenders have begun to announce their own policies to meet publicly announced climate commitments, which often involve commitments to shift lending activities in the energy sector to meet particular GHG emissions goals. As a result, certain institutional lenders may decide not to provide funding to us based on environmental concerns, which could adversely affect our financial condition and access to capital for potential growth projects. These impacts could be intensified if United States’ financial regulators were to promulgate climate change requirements in the future.

RISKS RELATED TO CYBERSECURITY, DATA SECURITY, AND INFORMATION TECHNOLOGY

We may be subject to information technology system failures, communications network disruptions and data breaches.

We depend on the efficient and uninterrupted operation of hardware and software systems and infrastructure, including our operating, communications and financial reporting systems. These systems are critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. We have implemented safeguards and other preventative measures to protect our systems and data, including sophisticated network security and internal control measures; however, our information technology systems and communications network, and those of our information technology and communication service providers, remain vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, vandalism, Internet failures, computer malware, ransomware, cyberattacks, data breaches and other events unforeseen or generally beyond our control. Additionally, the implementation of social distancing measures and other limitations on our employees, service providers and other third parties in response to the COVID-19 pandemic have necessitated in certain cases to switching to remote work arrangements on less secure systems and environments. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cybersecurity incidents, both deliberate attacks and unintentional events.

In addition, information technology system failures, network disruptions (whether intentional by a third party or due to natural disaster), breaches of network or data security, or disruption or failure of the network system used to monitor and control pipeline and terminal operations could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Although we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, a system failure or data security breach could have a material adverse effect on our financial condition, results of operations or cash flows.

Cyberattacks or security breaches could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business is dependent upon information technology systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure processing, maintenance and transmission of information is critical to our operations. We monitor our information technology systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We implemented these efforts along with other risk mitigation procedures to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing cybersecurity threat landscape and improve our cybersecurity posture. While there have been immaterial incidents of unauthorized access to our information technology systems, we have not experienced any impact on our business or operations from these attacks. In addition, information technology system failures, communications network disruptions (whether intentional by a third party or due to natural disaster), and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable.

Despite our security measures, our information technology systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of the stored information, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect confidential information and our financial reporting. Moreover, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Even with insurance coverage for cyberattacks, data breaches or unauthorized access of our information technology systems, a claim could be denied or coverage delayed. In addition, as technologies evolve, and cyberattacks become increasingly sophisticated, we may incur significant costs to modify, upgrade or enhance our security measures to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.

RISKS RELATED TO LIQUIDITY, FINANCIAL INSTRUMENTS AND CREDIT

We may not be able to retain existing customers or acquire new customers.

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors outside our control, including competition from other pipelines and the demand for refined products in the markets that we serve. Our long-term pipeline and terminal, tankage and refinery processing unit throughput agreements with HFC and a third party customer will expire beginning in 2022 through 2036. On September 30, 2019, Delek exercised its first renewal option (the “Renewal”) under this agreement for an additional five-year period beginning April 1, 2020, but only with respect to specific assets. For the refined product pipelines and refined product terminals that were not subject to the Renewal and which accounted for approximately $15 million to $16 million of our annual revenues from Delek as of December 31, 2019, the agreement terminated as of March 31, 2020. We reached a short-term agreement with Delek on a majority of the pipeline and terminal assets that were not part of the Renewal. We continue to explore avenues that will maximize value of the non-Renewal assets.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

As of December 31, 2021, the principal amount of our total outstanding debt was $1,340 million. On February 4, 2020, we closed a private placement of $500 million 5.0% senior notes due 2028 (the “5% Senior Notes”). Various limitations in our Credit Agreement and the indenture for our 5% Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and could cause our interest expense to increase.

A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”). The ICE Benchmark Administration Limited (“IBA”) announced that it will cease calculating and publishing all USD LIBOR tenors on June 30, 2023 and cease calculating and publishing certain USD LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities recently issued statements encouraging banks to cease entering into new USD LIBOR based loans by no later than December 31, 2021 and to continue to transition away from USD LIBOR based loans in preparation of IBA ceasing to calculate and publish LIBOR based rates on June 30, 2023. These developments may cause fluctuations in LIBOR rates and pricing of USD LIBOR based loans that are not transitioned to a new benchmark rate.

The agreements that govern our variable rate indebtedness contain customary transition and fallback provisions in contemplation of the cessation of LIBOR. Nevertheless, at this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or variable rate indebtedness. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our variable rate indebtedness to be materially different than expected and could cause our interest expense to increase.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2021, HEP has issued 2.4 million units under this program for gross consideration of $82.3 million.

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

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for federal or state tax purposes, our cash available for distribution to our unitholders could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders could be substantially reduced. Therefore, our treatment as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.

At the entity level, if we were subject to U.S. federal income tax, we would also be subject to the income tax provisions of many states. Moreover, states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on any income apportioned to Texas, despite our status as a partnership. Imposition of any additional such taxes or an increase in the existing tax rates could reduce the cash available for distributions to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes and differing interpretations at any time. Members of Congress have frequently proposed and considered similar substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we have taken or may take on tax matters. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take, and a court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS would be borne indirectly by our unitholders and general partner because the costs will reduce our cash available for distribution.

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our partnership agreement, our general partner is permitted to make elections under these rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each affected current and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our affected current and former unitholders take such audit adjustment into account and pay any resulting taxes (including any applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties or interest, our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on their behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury Regulations provide that the amount realized on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury Regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and administrative guidance from the IRS further provides that such withholding obligation has been deferred until January 1, 2023. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from unitholders' sale of common units and could have a negative impact on the value of our common units or result in audit adjustments.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”) instead of on the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

In addition to U.S. federal income tax, unitholders likely will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, even if they do not live in these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Texas, New Mexico, Utah, Idaho, Oklahoma, Washington, Kansas, Wyoming and Nevada. We may also own property or conduct business in other states or foreign countries in the future, including following the closing of the HEP Transaction. It is the unitholder's responsibility to file all federal, state, local and foreign tax returns.

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

As of February 15, 2022, we had approximately 17,216 common unitholders, including beneficial owners of common units held in street name.

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

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2021	—	$—	—	$—
November 2021	113,729	$17.21	—	$—
December 2021	31,734	$16.42	—	$—
Total for October to December 2021	145,463		—

The units reported represent (a) purchases of 113,729 common units in the open market for delivery to the recipients of our phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 31,734 common units (which units were previously issued to certain officers and other employees pursuant to phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

Item 6.     [Reserved]

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

OVERVIEW

HEP is a Delaware limited partnership. Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HollyFrontier Corporation (“HFC”) and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Texas, New Mexico, Washington, Idaho, Oklahoma, Utah, Nevada, Wyoming and Kansas as well as refinery processing units in Utah and Kansas. HFC owned 57% of our outstanding common units and the non-economic general partner interest as of December 31, 2021.

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

We believe global refined product demand and US crude production should support high utilization rates for the refineries we serve, which in turn will support volumes in our product pipelines, crude gathering system and terminals.

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”), and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transaction”), subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions (as defined below), HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Sinclair Transactions are expected to close in 2022, subject to customary closing conditions and regulatory clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”). On August 23, 2021, each of HFC and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HFC and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HFC and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible. In addition, the HEP Transaction is conditioned on the closing of the transactions contemplated by that certain Business Combination Agreement, dated as of August 2, 2021, by and among HFC, Sinclair and certain other parties, which will occur immediately following the HEP Transaction (the “HFC Transaction,” and together with the HEP Transaction, the “Sinclair Transactions”). See Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The initial impact of the COVID-19 pandemic on the global macroeconomy created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 that continued through the fourth quarter of 2021, with aggregate volumes approaching pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand and ultimately expect demand to return to pre-COVID-19 levels.

Most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

In 2022, HEP expects to hold its quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. HEP remains committed to its distribution strategy focused on funding all capital expenditures and distributions within operating cash flow and maintaining distributable cash flow coverage of 1.3x or greater with the goal of reducing leverage to 3.0-3.5x.

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

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2022 to 2036. These minimum volume commitments accounted for approximately 76% of our total revenues in 2021. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in this Form 10-K under “Risk Factors” in Item 1A. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P., a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among the partners. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million, including $4 million to $6 million of Cushing Connect Pipeline construction costs exceeding the budget by more than 10% to be borne solely by HEP.

Agreements with HFC
We serve HFC's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2022 to 2036. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order requires the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of December 31, 2021, these agreements with HFC required minimum annualized payments to us of $352.8 million.

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

Under certain provisions of an omnibus agreement that we have with HFC (“Omnibus Agreement”), we pay HFC an annual administrative fee ($2.6 million in 2021), for the provision by HFC or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HFC who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HFC. We also reimburse HFC and its affiliates for direct expenses they incur on our behalf.

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

A more detailed discussion of our financial condition at December 31, 2021 and 2020 and operating results for the years ended December 31, 2021 and 2020 is presented in the following sections. Discussions of year-over-year comparisons for 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$69,351	$73,571	$(4,220)
Affiliates—intermediate pipelines	30,101	30,023	78
Affiliates—crude pipelines	77,768	80,026	(2,258)
	177,220	183,620	(6,400)
Third parties—refined product pipelines	38,064	43,371	(5,307)
Third parties—crude pipelines	47,826	38,843	8,983
	263,110	265,834	(2,724)
Terminals, tanks and loading racks:
Affiliates	124,511	135,867	(11,356)
Third parties	17,756	15,825	1,931
	142,267	151,692	(9,425)

Affiliates—refinery processing units	89,118	80,322	8,796

Total revenues	494,495	497,848	(3,353)
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	170,524	147,692	22,832
Depreciation and amortization	93,800	99,578	(5,778)
General and administrative	12,637	9,989	2,648
Goodwill impairment	11,034	35,653	(24,619)
	287,995	292,912	(4,917)
Operating income	206,500	204,936	1,564
Other income (expense):
Equity in earnings of equity method investments	12,432	6,647	5,785
Interest expense, including amortization	(53,818)	(59,424)	5,606
Interest income	29,925	10,621	19,304
Loss on early extinguishment of debt	—	(25,915)	25,915
Gain on sales-type leases	24,677	33,834	(9,157)
Gain on sale of assets and other	6,179	8,691	(2,512)
	19,395	(25,546)	44,941
Income before income taxes	225,895	179,390	46,505
State income tax expense	(32)	(167)	135
Net income	225,863	179,223	46,640
Allocation of net income attributable to noncontrolling interests	(10,917)	(8,740)	(2,177)
Net income attributable to the partners	214,946	170,483	44,463
Limited partners’ earnings per unit—basic and diluted	$2.03	$1.61	$0.42
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$332,671	$319,031	$13,640
Adjusted EBITDA (1)	$339,203	$345,978	$(6,775)
Distributable cash flow (2)	$269,805	$283,057	$(13,252)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	108,767	115,827	(7,060)
Affiliates—intermediate pipelines	125,225	137,053	(11,828)
Affiliates—crude pipelines	279,514	277,025	2,489
	513,506	529,905	(16,399)
Third parties—refined product pipelines	49,356	45,685	3,671
Third parties—crude pipelines	129,084	110,691	18,393
	691,946	686,281	5,665
Terminals and loading racks:
Affiliates	391,698	393,300	(1,602)
Third parties	51,184	48,909	2,275
	442,882	442,209	673

Affiliates—refinery processing units	69,628	61,416	8,212

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,204,456	1,189,906	14,550

	Years Ended December 31,		Change from
	2020	2019	2019
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$73,571	$77,443	$(3,872)
Affiliates—intermediate pipelines	30,023	29,558	465
Affiliates—crude pipelines	80,026	85,415	(5,389)
	183,620	192,416	(8,796)
Third parties—refined product pipelines	43,371	54,914	(11,543)
Third parties—crude pipelines	38,843	45,301	(6,458)
	265,834	292,631	(26,797)
Terminals, tanks and loading racks:
Affiliates	135,867	139,655	(3,788)
Third parties	15,825	20,812	(4,987)
	151,692	160,467	(8,775)

Affiliates—refinery processing units	80,322	79,679	643

Total revenues	497,848	532,777	(34,929)
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	147,692	161,996	(14,304)
Depreciation and amortization	99,578	96,705	2,873
General and administrative	9,989	10,251	(262)
Goodwill impairment	35,653	—	35,653
	292,912	268,952	23,960
Operating income	204,936	263,825	(58,889)
Other income (expense):
Equity in earnings of equity method investments	6,647	5,180	1,467
Interest expense, including amortization	(59,424)	(76,823)	17,399
Interest income	10,621	5,517	5,104
Loss on early extinguishment of debt	(25,915)	—	(25,915)
Gain on sales-type leases	33,834	35,166	(1,332)
Gain on sale of assets and other	8,691	272	8,419
	(25,546)	(30,688)	5,142
Income before income taxes	179,390	233,137	(53,747)
State income tax expense	(167)	(41)	(126)
Net income	179,223	233,096	(53,873)
Allocation of net income attributable to noncontrolling interests	(8,740)	(8,212)	(528)
Net income attributable to the partners	170,483	224,884	(54,401)
Limited partners’ earnings per unit—basic and diluted	$1.61	$2.13	$(0.52)
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$319,031	$392,936	$(73,905)
Adjusted EBITDA (1)	$345,978	$359,308	$(13,330)
Distributable cash flow (2)	$283,057	$271,431	$11,626

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	115,827	123,986	(8,159)
Affiliates—intermediate pipelines	137,053	140,585	(3,532)
Affiliates—crude pipelines	277,025	368,699	(91,674)
	529,905	633,270	(103,365)
Third parties—refined product pipelines	45,685	71,545	(25,860)
Third parties—crude pipelines	110,691	132,507	(21,816)
	686,281	837,322	(151,041)
Terminals and loading racks:
Affiliates	393,300	422,119	(28,819)
Third parties	48,909	61,054	(12,145)
	442,209	483,173	(40,964)

Affiliates—refinery processing units	61,416	68,780	(7,364)

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,189,906	1,389,275	(199,369)

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment, (iii) pipeline tariffs not included in revenues due to impacts from lease accounting for certain pipeline tariffs minus (iv) gain on sales-type leases, (v) gain on significant asset sales, (vi) HEP's pro-rata share of gain on business interruption settlement and (vii) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These pipeline tariffs were previously recorded as revenues prior to the renewal of the throughput agreement, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to the partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income attributable to the partners	$214,946	$170,483	$224,884
Add (subtract):
Interest expense	53,818	59,424	76,823
Interest income	(29,925)	(10,621)	(5,517)
State income tax expense	32	167	41
Depreciation and amortization	93,800	99,578	96,705
EBITDA	332,671	319,031	392,936
Loss on early extinguishment of debt	—	25,915	—
Gain on sales-type lease	(24,677)	(33,834)	(35,166)
Gain on significant asset sales	(5,263)	—	—
Goodwill impairment	11,034	35,653	—
HEP's pro-rata share of gain on business interruption insurance settlement	—	(6,079)	—
Pipeline tariffs not included in revenues	31,863	11,717	4,750
Lease payments not included in operating costs	(6,425)	(6,425)	(3,212)
Adjusted EBITDA	$339,203	$345,978	$359,308

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net income attributable to the partners	$214,946	$170,483	$224,884
Add (subtract):
Depreciation and amortization	93,800	99,578	96,705
Amortization of discount and deferred debt issuance costs	3,757	3,319	3,080
Loss on early extinguishment of debt	—	25,915	—
Revenue recognized (greater) less than customer billings	3,355	(743)	(2,433)
Maintenance capital expenditures (3)	(15,293)	(8,643)	(6,471)
Increase (decrease) in environmental liability	(661)	(1,020)	(741)
Increase (decrease) in reimbursable deferred revenue	(13,494)	(12,175)	(8,036)
Gain on sales-type lease	(24,677)	(33,834)	(35,166)
Gain on significant asset sales	(5,263)	—	—
Goodwill impairment	11,034	35,653	—
Other	2,301	4,524	(391)
Distributable cash flow	$269,805	$283,057	$271,431

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	December 31,
	2021	2020
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$14,381	$21,990
Working capital	$17,461	$14,247
Total assets	$2,165,867	$2,167,565
Long-term debt	$1,333,049	$1,405,603
Partners' equity	$443,017	$379,292

Results of Operations — Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Summary
Net income attributable to the partners for the year ended December 31, 2021, was $214.9 million, a $44.5 million increase compared to the year ended December 31, 2020. Results for the year ended December 31, 2021 reflect special items that collectively increased net income attributable to HEP by a total of $18.9 million. These items include a gain on sales type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million related to our Cheyenne reporting unit. In addition, net income attributable to HEP for the year ended December 31, 2020 included a goodwill impairment charge of $35.7 million related to our Cheyenne reporting unit, a charge of $25.9 million related to the early redemption of our previously outstanding $500 million aggregate principal amount of 6% Senior Notes due in 2024, a gain on sales-type leases of $33.8 million and a $6.1 million gain related to HEP's pro-rata share of a business interruption insurance claim settlement resulting from a loss at HFC's Woods Cross refinery. Excluding these items, net income attributable to the partners for the year ended December 31, 2021 was $196.0 million ($1.86 per basic and diluted limited partner unit) compared to $192.1 million ($1.82 per basic and diluted limited partner unit) in 2020.

Revenues
Revenues for the year ended December 31, 2021, were $494.5 million, a $3.4 million decrease compared to the same period in 2020. The decrease was mainly attributable to lower on-going revenues from our Cheyenne assets as a result of the conversion of the HFC Cheyenne refinery to renewable diesel production, lower volumes on our product pipelines servicing HFC's Navajo refinery and Delek's Big Spring refinery, and recording certain tariffs and fees as interest income under sales-type lease accounting that were previously recorded as revenue in the year ended December 31, 2020, partially offset by higher revenues from our crude pipeline systems in Wyoming and Utah and our Woods Cross and El Dorado refinery processing units mainly due to higher recovery of natural gas costs.
Revenues from our refined product pipelines were $107.4 million, a decrease of $9.5 million, on shipments averaging 158.1 mbpd compared to 161.5 mbpd for the year ended December 31, 2020. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery and Delek's Big Spring refinery.
Revenues from our intermediate pipelines were $30.1 million, an increase of $0.1 million, on shipments averaging 125.2 mbpd compared to 137.1 mbpd for the year ended December 31, 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HFC's Tulsa and Navajo refineries while revenue remained relatively constant mainly due to contractual minimum volume guarantees.
Revenues from our crude pipelines were $125.6 million, an increase of $6.7 million, on shipments averaging 408.6 mbpd compared to 387.7 mbpd for the year ended December 31, 2020. The increases were mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah partially offset by lower volumes on our pipeline systems servicing HFC's Navajo refinery. Volumes also increased due to the addition of volumes on our Cushing Connect Pipeline in Oklahoma which went into service at the end of the third quarter of 2021.
Revenues from terminal, tankage and loading rack fees were $142.3 million, a decrease of $9.4 million compared to the year ended December 31, 2020. Refined products and crude oil terminalled in the facilities averaged 442.9 mbpd compared to 442.2 mbpd for the year ended December 31, 2020. Revenues decreased mainly due to lower on-going revenues on our Cheyenne assets as a result of the conversion of HFC's Cheyenne refinery to renewable diesel production and recording certain tariffs and fees as interest income under sales-type lease accounting that were previously recorded as revenue in the year ended December 31, 2020.
Revenues from refinery processing units were $89.1 million, an increase of $8.8 million on throughputs averaging 69.6 mbpd compared to 61.4 mbpd for the year ended December 31, 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues increased mainly due to higher recovery of natural gas costs as well as higher throughputs.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2021, increased by $22.8 million compared to the year ended December 31, 2020. The increase was mainly due to an increase in employee costs, maintenance costs, pipeline rental costs and natural gas costs.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021, decreased by $5.8 million compared to the year ended December 31, 2020. The decrease was mainly due to the retirements in Cheyenne operations and sale of El Paso 6-inch pipeline assets.

General and Administrative
General and administrative costs for the year ended December 31, 2021, increased by $2.6 million compared to the year ended December 31, 2020 primarily due to costs related to the HEP Transaction.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2021	2020
	(In thousands)
Osage Pipe Line Company, LLC	$3,889	$2,416
Cheyenne Pipeline LLC	5,008	2,689
Cushing Connect Terminal Holdings LLC	3,535	1,542
Total	$12,432	$6,647

Equity in earnings of Osage Pipe Line Company, LLC increased for the year ended December 31, 2021, mainly due to higher throughput volumes. Equity in earnings of Cheyenne Pipeline LLC increased for the year ended December 31, 2021, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Equity in earnings of Cushing Connect Terminal Holdings LLC increased for the year ended December 31, 2021 as the terminal started operations in the second quarter of 2020.

Interest Expense
Interest expense for the year ended December 31, 2021, totaled $53.8 million, a decrease of $5.6 million compared to the year ended December 31, 2020. The decrease was mainly due to lower outstanding balances under our senior secured revolving credit facility. Our aggregate weighted-average interest rates were 3.7% and 3.8% for the years ended December 31, 2021 and 2020, respectively.

Interest Income
Interest income for the year ended December 31, 2021, totaled $29.9 million, an increase of $19.3 million compared to the year ended December 31, 2020. The increase was due to recording certain tariffs and fees as interest income under sales-type lease accounting that were previously recorded as revenue in 2020 as underlying agreements were classified as sales-type leases when the agreements were modified or renewed. See Note 5 of our consolidated financial statements for further discussion of lease accounting.

State Income Tax
We recorded state income tax expense of $32,000 and $167,000 for the years ended December 31, 2021 and 2020, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

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

Revenues
Revenues for the year ended December 31, 2020, were $497.8 million, a $34.9 million decrease compared to the same period of 2019. The decrease was mainly attributable to an 18% reduction in overall crude and product pipeline volumes predominantly in our Southwest and Northwest regions.
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
Revenues from refinery processing units were $80.3 million, an increase of $0.6 million on throughputs averaging 61.4 mbpd compared to 68.8 mbpd for 2019. The decrease in volumes was mainly due to reduced throughput for both our Woods Cross and El Dorado processing units largely as a result of demand destruction associated with the COVID-19 pandemic. Revenues remained relatively constant due to contractual minimum volume guarantees.
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

General and Administrative
General and administrative costs for the year ended December 31, 2020, decreased by $0.3 million compared to the year ended December 31, 2019, mainly due to lower legal expenses.

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

State Income Tax
We recorded state income tax expense of $167,000 and 41,000 for the years ended December 31, 2020 and 2019, respectively. All state income tax expense is solely attributable to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

During the year ended December 31, 2021, we received advances totaling $480.5 million and repaid $554.0 million, resulting in a net decrease of $73.5 million under the Credit Agreement and an outstanding balance of $840.0 million at December 31, 2021. As of December 31, 2021, we had no letters of credit outstanding under the Credit Agreement, and the available capacity under the Credit Agreement was $360.0 million.

On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes”). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2021, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

We believe our current sources of liquidity, including cash balances, future internally generated funds, and funds available under the Credit Agreement, as well as our access to additional bank financing, and public or private capital markets, will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future, including funding the cash portion of the HEP Transaction. Future securities issuances, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In February, May, August and November 2021, we paid regular quarterly cash distributions of $0.3500, $0.3500, $0.3500 and $0.3500, respectively, on all units in an aggregate amount of $149.4 million. In February 2022, we paid a regular quarterly cash distribution of $0.3500 on all units in an aggregate amount of $37.0 million.

Cash and cash equivalents decreased by $7.6 million during the year ended December 31, 2021. The cash flows provided by operating activities of $294.1 million were less than the cash flows used for investing and financing activities of $78.5 million and $223.2 million, respectively. Working capital increased by $3.2 million to a surplus of $17.5 million at December 31, 2021 from a surplus of $14.2 million at December 31, 2020.

Cash Flows—Operating Activities
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Cash flows provided by operating activities decreased by $21.5 million from $315.6 million for the year ended December 31, 2020, to $294.1 million for the year ended December 31, 2021. This decrease was mainly due to higher payments for operating expenses partially offset by higher cash receipts from customers and lower payments for interest expenses in the year ended December 31, 2021, as compared to the prior year.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Cash flows from operating activities increased by $18.6 million from $297.1 million for the year ended December 31, 2019, to $315.6 million for the year ended December 31, 2020. This increase was mainly due to lower payments for interest and operating expenses partially offset by lower cash receipts from customers in the year ended December 31, 2020, as compared to the prior year.

Cash Flows—Investing Activities
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Cash flows used for investing activities increased by $18.7 million from $59.8 million for the year ended December 31, 2020, to $78.5 million for the year ended December 31, 2021. During the years ended December 31, 2021 and 2020, we invested $90.0 million and $59.3 million, respectively, in additions to properties and equipment. In addition, we received proceeds from sales of assets of $7.4 million during the year ended December 31, 2021.

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

Cash Flows—Financing Activities
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Cash flows used for financing activities decreased by $23.9 million from $247.2 million for the year ended December 31, 2020, to $223.2 million for the year ended December 31, 2021. During the year ended December 31, 2021, we received $480.5 million and repaid $554.0 million in advances under the Credit Agreement. Additionally, we paid $149.4 million in regular quarterly cash distributions to HEP unitholders and $10.7 million to our noncontrolling interests. We received $23.2 million in contributions from our noncontrolling interests during the year ended December 31, 2021. During the year ended December 31, 2020, we received $258.5 million and repaid $310.5 million in advances under the Credit Agreement. Additionally, we paid $174.4 million in regular quarterly cash distributions to HEP unitholders and $9.8 million to our noncontrolling interests. We also received net proceeds of $491.3 million from the issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Cash flows used for financing activities increased by $6.6 million from $240.6 million for the year ended December 31, 2019, to $247.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, we received $258.5 million and repaid $310.5 million in advances under the Credit Agreement. Additionally, we paid $174.4 million in regular quarterly cash distributions to HEP unitholders and $9.8 million to our noncontrolling interest. We received $23.9 million in contributions from our noncontrolling interests during the year ended December 31, 2020. We also received net proceeds of $491.3 million from the issuance of our 5% Senior Notes and paid $522.5 million to retire our 6% Senior Notes. During the year ended December 31, 2019, we received $365.5 million and repaid $323.0 million in advances under the Credit Agreement. Additionally, we paid $273.2 million in regular quarterly cash distributions to HEP unitholders and $9.0 million to our noncontrolling interests.

Capital Requirements
Our pipeline and terminalling operations are capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of, and are expected to continue to consist of, maintenance capital expenditures and expansion capital expenditures. “Maintenance capital expenditures” represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of existing assets. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations. “Expansion capital expenditures” represent capital expenditures to expand the operating capacity of existing or new assets, but exclude acquisitions. Expansion capital expenditures include expenditures to grow our business and to expand existing facilities, such as projects that increase throughput capacity on our pipelines and in our terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2022 capital forecast is comprised of approximately $15 million to $20 million for maintenance capital expenditures, $35 million to $50 million for refinery unit turnarounds and $5 to $10 million for expansion capital expenditures, excluding any expenditures related to the HEP Transaction. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

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

Credit Agreement
We have a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) expiring in July 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion. As of December 31, 2021, we had outstanding borrowings of $840.0 million under the Credit Agreement, no letters of credit outstanding, and the available capacity was $360.0 million.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants as of December 31, 2021.

Indebtedness under the Credit Agreement bears interest, at our option, at either (a) the reference rate as announced by the administrative agent plus an applicable margin (ranging from 0.50% to 1.50%) or (b) at a rate equal to LIBOR plus an applicable margin (ranging from 1.50% to 2.50%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for the years ending December 31, 2021 and 2020, were 2.30% and 2.58%, respectively. We incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt to EBITDA for the four most recently completed fiscal quarters.

Senior Notes
As of December 31, 2021, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

On February 4, 2020, we closed the private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes”). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

The 5% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of December 31, 2021. At any time when the 5% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes.

Indebtedness under the 5% Senior Notes is guaranteed by all of our existing wholly-owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Credit Agreement	$840,000	$913,500

5% Senior Notes	500,000	500,000
Principal	(6,951)	(7,897)
Unamortized debt issuance costs	493,049	492,103

Total long-term debt	$1,333,049	$1,405,603

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2021.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,340,000	$—	$—	$840,000	$500,000
Long-term debt - interest	222,456	44,700	89,400	61,273	27,083
Site service fees	242,933	5,601	11,202	11,202	214,928
Pipeline finance lease	36,115	6,566	13,133	13,133	3,283
Right-of-way agreements and other	18,990	4,326	7,973	2,180	4,511
Total	$1,860,494	$61,193	$121,708	$927,788	$749,805
Long-term debt consists of outstanding principal under the Credit Agreement and the 5% Senior Notes. Interest on the Credit Agreement is calculated using the rate in effect at December 31, 2021.
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
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2021. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
After being relatively moderate in recent years, inflation in the United States increased significantly during 2021. However, inflation did not have a material impact on our results of operations for the years ended December 31, 2021, 2020 and 2019. PPI has increased an average of 2.9% annually over the past five calendar years, including an increase of 8.9% in 2021 and a decrease of 1.3% in 2020.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. Most of these annual PPI percentage rate increases or decreases go into effect on July 1st of the following year. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases or decreases. A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers.

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
There are environmental remediation projects in progress that relate to certain assets acquired from HFC. Certain of these projects were underway prior to our purchase and represent liabilities retained by HFC. As of December 31, 2021, we have an accrual of $3.9 million that relates to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HFC has expired. The remaining projects, including assessment and monitoring activities, are covered under the HFC environmental indemnification discussed above and represent liabilities of HFC.

CRITICAL ACCOUNTING ESTIMATES

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

The changes due to our new agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit during the first quarter of 2021 due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present. Therefore, we performed an interim quantitative review of our Cheyenne reporting unit goodwill for the first quarter of 2021.

The estimated fair value of our Cheyenne reporting unit was derived using a combination of income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs and capital expenditures. The market approaches include both the guideline public company and guideline transaction methods. Both methods utilize pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs). See Note 6 for further discussion of Level 3 inputs.

Our interim impairment testing of our Cheyenne reporting unit goodwill identified an impairment charge of $11.0 million, which was recorded in the three months ended March 31, 2021.

Our annual goodwill impairment testing was performed on a qualitative basis during the third quarter of 2021. We assessed qualitative factors such as macroeconomic conditions, cost factors, and reporting unit financial performance and determined it was not more likely than not that fair value of our reporting units was less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

In 2020, our annual goodwill testing was performed on a quantitative basis with the estimated fair value of our reporting units derived using a combination of both income and market approaches as described above. Our annual testing of goodwill did not identify any impairments other than our Cheyenne reporting unit, which reported goodwill impairment charges of $35.7 million for the year ending December 31, 2020.

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

At December 31, 2021, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At December 31, 2021, the fair value of our 5% Senior Notes was $502.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at December 31, 2021, would result in a change of approximately $12.9 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2021, borrowings outstanding under the Credit Agreement were $840.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

Borrowings under our variable rate Credit Agreement bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”). The ICE Benchmark Administration Limited (“IBA”) announced that it will cease calculating and publishing all USD LIBOR tenors on June 30, 2023, and ceased calculating and publishing certain USD LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities issued statements encouraging banks to cease entering into new USD LIBOR based loans by no later than December 31, 2021 and to continue to transition away from USD LIBOR based loans in preparation of IBA ceasing to calculate and publish LIBOR based rates on June 30, 2023. These developments may cause fluctuations in LIBOR rates and pricing of USD LIBOR based loans that are not transitioned to an alternative reference rate. While we do not expect the transition to an alternative reference rate to have a significant impact on our business or operations, it is possible that the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our variable rate indebtedness to be materially different than expected and could cause our interest expense to increase.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2021, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Partnership maintained effective internal control over financial reporting.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. That report appears on page 70.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on Internal Control Over Financial Reporting

We have audited Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Holly Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter
For the year ended December 31, 2021, the Partnership’s total revenues were $494.5 million. As discussed in Note 1 and Note 4 of the financial statements, revenues are generally recognized as products are shipped through pipelines and terminals, feedstocks are processed through the refinery processing units or other services are rendered. The majority of the Partnership’s long-term throughput agreements with customers specify minimum volume requirements. In the event a customer does not fulfill minimum volume requirements during a contractual period, the Partnership can bill the customer for the minimum level. In certain contracts, a customer may later utilize these shortfall billings as credit towards future throughput volumes in excess of minimum levels within a respective contractual shortfall make-up period. Shortfall billing amounts represent an obligation to provide future shipping services and may be initially deferred and later recognized as revenue. Recognition is based on estimated future throughput volumes, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period or when the Partnership does not expect to be required to satisfy these performance obligations in the future based on the pattern of rights exercised by the customer.

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

Our audit procedures over the Partnership’s revenue included, among others, testing a sample of revenue transactions to evaluate whether revenue was recorded in accordance with the contract terms, performing recalculations of the deferred revenue amounts related to shortfall billings, and testing management’s estimation of deferred revenue based on historical pattern of rights exercised by the customer and expected future usage.

Sales-Type Lease Accounting

Description of the Matter
As disclosed in Note 5 of the financial statements, the Partnership entered into new agreements and amended other agreements which met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms. Under sales-type lease accounting, the lessor recognizes a net investment in the lease and derecognizes the underlying asset with the difference recorded as a gain or loss at the lease commencement date. During the year ended December 31, 2021, the Partnership recorded total net investment in the leases of $148.4 million and recognized gains on the sales-type leases totaling $24.7 million.

Auditing management’s accounting for certain sales-type leases, specifically those related to lube racks constructed in prior years, was complex and highly judgmental due to the estimation uncertainty in determining the fair value of the underlying leased assets at the commencement date of the leases. The fair value of the underlying leased assets is factored into the Partnership’s determination of the net investment in the leases. The fair value estimates for these assets were sensitive to significant assumptions and inputs used based on a replacement cost valuation method, such as estimates of the replacement cost and the effective age of the assets. These assumptions have a significant effect on the fair value estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership's evaluation of the lease classification and related accounting for the sales-type leases. For example, we tested controls over management's review of the significant inputs and assumptions used in estimating the fair value of the underlying leased assets.

To test the Partnership’s accounting for the sales-type leases involving the previously constructed lube racks, including the estimated fair value of the underlying leased assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analysis. We compared the significant replacement cost assumptions used by management to recent expenditures for similar assets. We also inspected supporting documentation, such as evidence related to maintenance records, to assess the effective age of the assets. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2003.
Dallas, Texas
February 23, 2022

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $8,881 and $18,259, respectively)	$14,381	$21,990
Accounts receivable:
Trade	12,745	14,543
Affiliates	56,154	47,972
	68,899	62,515
Prepaid and other current assets	11,033	9,487
Total current assets	94,313	93,992

Properties and equipment, net (Cushing Connect VIEs: $— and $47,801, respectively)	1,329,028	1,450,685
Operating lease right-of-use assets	2,275	2,979
Net investment in leases (Cushing Connect VIEs: $100,042 and $—, respectively)	309,303	166,316
Intangible assets, net	73,307	87,315
Goodwill	223,650	234,684
Equity method investments (Cushing Connect VIEs: $37,505 and $39,456, respectively)	116,378	120,544
Other assets	17,613	11,050
Total assets	$2,165,867	$2,167,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $8,285 and $14,076, respectively)	$28,577	$28,280
Affiliates	11,703	18,120
	40,280	46,400

Accrued interest	11,258	10,892
Deferred revenue	14,585	11,368
Accrued property taxes	4,542	3,992
Current operating lease liabilities	620	875
Current finance lease liabilities	3,786	3,713
Other current liabilities	1,781	2,505
Total current liabilities	76,852	79,745

Long-term debt	1,333,049	1,405,603
Noncurrent operating lease liabilities	2,030	2,476
Noncurrent finance lease liabilities	64,649	68,047
Other long-term liabilities	12,527	12,905
Deferred revenue	29,662	40,581

Class B unit	56,549	52,850

Equity:
Partners’ equity:
Common unitholders (105,440,201 units issued and outstanding at both December 31, 2021 and 2020)	443,017	379,292
Total partners’ equity	443,017	379,292
Noncontrolling interests	147,532	126,066
Total equity	590,549	505,358
Total liabilities and equity	$2,165,867	$2,167,565
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Affiliates	$390,849	$399,809	$411,750
Third parties	103,646	98,039	121,027
	494,495	497,848	532,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	170,524	147,692	161,996
Depreciation and amortization	93,800	99,578	96,705
General and administrative	12,637	9,989	10,251
Goodwill impairment	11,034	35,653	—
	287,995	292,912	268,952
Operating income	206,500	204,936	263,825

Other income (expense):
Equity in earnings of equity method investments	12,432	6,647	5,180
Interest expense	(53,818)	(59,424)	(76,823)
Interest income	29,925	10,621	5,517
Gain on sales-type lease	24,677	33,834	35,166
Loss on early extinguishment of debt	—	(25,915)	—
Gain on sale of assets and other	6,179	8,691	272
	19,395	(25,546)	(30,688)
Income before income taxes	225,895	179,390	233,137
State income tax expense	(32)	(167)	(41)
Net income	225,863	179,223	233,096
Allocation of net income attributable to noncontrolling interests	(10,917)	(8,740)	(8,212)
Net income attributable to the partners	214,946	170,483	224,884
Limited partners’ per unit interest in earnings—basic and diluted	$2.03	$1.61	$2.13
Weighted average limited partners’ units outstanding	105,440	105,440	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$225,863	$179,223	$233,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,800	99,578	96,705
Gain on sale of assets	(5,567)	(1,015)	(229)
Gain on sales-type lease	(24,677)	(33,834)	(35,166)
Goodwill impairment	11,034	35,653	—
Amortization of deferred charges	3,757	3,319	3,081
Equity-based compensation expense	2,557	2,193	2,532
Equity in earnings of equity method investments, net of distributions	—	1,084	(213)
Loss on early extinguishment of debt	—	25,915	—
(Increase) decrease in operating assets:
Accounts receivable—trade	1,798	4,188	(6,399)
Accounts receivable—affiliates	(8,182)	1,744	(2,930)
Prepaid and other current assets	(255)	(1,272)	(372)
Increase (decrease) in operating liabilities:
Accounts payable—trade	912	2,208	5,823
Accounts payable—affiliates	(6,417)	1,383	2,515
Accrued interest	366	(2,314)	(96)
Deferred revenue	(1,144)	(4,122)	(151)
Accrued property taxes	550	193	2,020
Other current liabilities	(724)	200	(220)
Other, net	424	1,303	(2,935)
Net cash provided by operating activities	294,095	315,627	297,061

Cash flows from investing activities
Additions to properties and equipment	(89,995)	(59,283)	(30,112)
Purchase of interest in Cushing Connect Pipeline & Terminal	—	(2,438)	(17,886)
Proceeds from sales of assets	7,365	1,089	532
Distributions in excess of equity in earnings of equity investments	4,165	882	1,206
Net cash used for investing activities	(78,465)	(59,750)	(46,260)

Cash flows from financing activities
Borrowings under credit agreement	480,500	258,500	365,500
Repayments of credit agreement borrowings	(554,000)	(310,500)	(323,000)
Redemption of senior notes	—	(522,500)	—
Proceeds from issuance of senior notes	—	500,000	—
Contributions from general partner	—	988	320
Contribution from noncontrolling interests	23,194	23,899	3,210
Distributions to HEP unitholders	(149,432)	(174,443)	(273,225)
Distributions to noncontrolling interests	(10,743)	(9,770)	(9,000)
Payments on finance leases	(3,549)	(3,602)	(2,471)
Purchase of units for incentive grants	(1,958)	(698)	(1,470)
Units withheld for tax withholding obligations	(590)	(334)	(423)
Deferred financing costs	(6,661)	(8,714)	—
Net cash used for financing activities	(223,239)	(247,174)	(240,559)

Cash and cash equivalents
Increase (decrease) for the year	(7,609)	8,703	10,242
Beginning of year	21,990	13,287	3,045
End of year	$14,381	$21,990	$13,287

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,990	$58,138	$73,868
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Units	Noncontrolling Interests	Total
Balance December 31, 2018	$427,435	$88,126	$515,561
Capital contribution	320	—	320
Capital contribution-Cushing Connect	—	22,548	22,548
Distributions to HEP unitholders	(273,225)	—	(273,225)
Distributions to noncontrolling interests	—	(9,000)	(9,000)
Purchase of units for incentive grants	(1,470)	—	(1,470)
Amortization of restricted and performance units	2,532	—	2,532
Class B unit accretion	(3,231)	—	(3,231)
Other	627	—	627
Net income	228,115	4,981	233,096
Balance December 31, 2019	381,103	106,655	487,758
Capital contribution-Cushing Connect	—	23,899	23,899
Capital contribution - Cheyenne	988	—	988
Distributions to HEP unitholders	(174,443)	—	(174,443)
Distributions to noncontrolling interests	—	(9,770)	(9,770)
Purchase of units for incentive grants	(698)	—	(698)
Amortization of restricted and performance units	2,193	—	2,193
Class B unit accretion	(3,458)	—	(3,458)
Other	(334)	—	(334)
Net income	173,941	5,282	179,223
Balance December 31, 2020	379,292	126,066	505,358
Capital contribution - Cushing Connect	—	23,194	23,194
Distributions to HEP unitholders	(149,432)	—	(149,432)
Distributions to noncontrolling interests	—	(10,743)	(10,743)
Purchase of units for incentive grants	(1,958)	—	(1,958)
Amortization of restricted and performance units	2,557	—	2,557
Class B unit accretion	(3,699)	—	(3,699)
Other	(2,388)	1,797	(591)
Net income	218,645	7,218	225,863
Balance December 31, 2021	443,017	147,532	590,549
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1:Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”) together with its consolidated subsidiaries, is a publicly held master limited partnership. As of December 31, 2021, HollyFrontier Corporation (“HFC”) and its subsidiaries own a 57% limited partner interest and the non-economic general partner interest in HEP. We commenced operations on July 13, 2004, upon the completion of our initial public offering. In these consolidated financial statements, the words “we,” “our,” “ours” and “us” refer to HEP unless the context otherwise indicates.

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
•1 crude terminal
•1 lube terminal
•31,800 track feet of rail storage located at two facilities
•7 locations with truck and/or rail racks
•Tankage at 6 of HFC's refining and renewable diesel facility locations

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

Principles of Consolidation
The consolidated financial statements include our accounts and those of subsidiaries and joint ventures that we control through an ownership interest greater than 50% or through a controlling financial interest with respect to variable interest entities. All significant intercompany transactions and balances have been eliminated. Certain prior period balances have been reclassified for consistency with current year presentation.

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

Accounts Receivable
The majority of the accounts receivable are due from affiliates of HFC or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition, and in certain circumstances, collateral such as letters of credit or guarantees, may be required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible and historically have been minimal.

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

The changes due to our new agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit during the first quarter of 2021 due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present. Therefore, we performed an interim quantitative review of our Cheyenne reporting unit goodwill for the first quarter of 2021.

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

Our annual goodwill impairment testing for 2021 and 2019 was performed on a qualitative basis during the third quarters of 2021 and 2019. We assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

Our annual impairment testing for 2020 was performed on a quantitative basis during the third quarter of 2020. The estimated fair value of our reporting units were derived using a combination of both income and market approaches as described above. Our annual testing of goodwill in 2020 identified an impairment charge of $35.7 million, which was recorded in the third quarter of 2020, related to our Cheyenne reporting unit.

The following is a summary of our goodwill balances:

	December 31, 2021	December 31, 2020
	(In thousands)
Goodwill	$270,336	$270,336
Accumulated impairment losses	(46,686)	(35,652)
	$223,650	$234,684

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

	Balance at December 31, 2021
	Underlying Equity	Recorded Investment Balance	Difference
	(In thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,996	$37,782	$(27,786)
Cheyenne Pipeline LLC	28,557	41,091	(12,534)
Cushing Connect Terminal Holdings LLC	52,203	37,505	14,698
Total	$90,756	$116,378	$(25,622)

	Balance at December 31, 2020
	Underlying Equity	Recorded Investment Balance	Difference
	(In thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$10,044	$38,743	$(28,699)
Cheyenne Pipeline LLC	29,103	42,345	(13,242)
Cushing Connect Terminal Holdings LLC	54,049	39,456	14,593
Total	$93,196	$120,544	$(27,348)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2021 and 2020, we have asset retirement obligations of $8.7 million and $9.0 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

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

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $56.5 million at December 31, 2021, and $52.9 million at December 31, 2020.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the years ended December 31, 2021, 2020 and 2019, we recognized $17.5 million, $20.8 million and $16.0 million, respectively, of these deficiency payments in revenue, of which $0.5 million, $0.7 million and $0.6 million, respectively, related to deficiency payments billed in prior periods. As of December 31, 2021, deferred revenue reflected in our consolidated balance sheet related to shortfalls billed was $4.2 million.
We have other cost reimbursement provisions in our throughput/storage agreements providing that customers (including HFC) reimburse us for certain costs. Such reimbursements are recorded as revenue or deferred revenue depending on the nature of the cost. Deferred revenue is recognized over the remaining contractual term of the related throughput agreement.

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

Accounting Pronouncements - Not Yet Adopted

In October 2021, Accounting Standards Update 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” was issued requiring that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. We will evaluate the impact of this standard and consider early adoption, if applicable.

Note 2:Sinclair Acquisition

HEP Transaction

On August 2, 2021, HEP, The Sinclair Companies (“Sinclair”) and Sinclair Transportation Company, a wholly owned subsidiary of Sinclair (“STC”), entered into a Contribution Agreement (the “Contribution Agreement”) pursuant to which HEP will acquire all of the outstanding shares of STC in exchange for 21 million newly issued common units of HEP and cash consideration equal to $325 million (the “HEP Transaction”). On the same date, HFC, Sinclair and certain other parties entered into a Business Combination Agreement pursuant to which Sinclair will contribute all of the equity interests of Hippo Holding LLC, which owns Sinclair Oil Corporation, to a new HFC parent holding company that will be named “HF Sinclair Corporation” in exchange for 60,230,036 shares of common stock in HF Sinclair Corporation (the “HFC Transaction”, and together with the HEP Transaction, the “Sinclair Transactions”).

The cash consideration for the HEP Transaction is subject to customary adjustments at closing for working capital of STC. The number of HEP common units to be issued to Sinclair at closing is subject to downward adjustment if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HEP agrees to divest a portion of its equity interest in UNEV Pipeline, LLC and the sales price for such interests does not exceed the threshold provided in the Contribution Agreement.

The Contribution Agreement contains customary representations, warranties and covenants of HEP, Sinclair, and STC. The HEP Transaction is expected to close in 2022, subject to the satisfaction or waiver of certain customary conditions, including, among others, the receipt of certain required regulatory consents and clearance, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”), and the consummation of the HFC Transaction. On August 23, 2021, each of HFC and Sinclair filed its respective premerger notification and report regarding the Sinclair Transactions with the U.S. Department of Justice and the U.S. Federal Trade Commission (the “FTC”) under the HSR Act. On September 22, 2021, HFC and Sinclair each received a request for additional information and documentary material (“Second Request”) from the FTC in connection with the FTC’s review of the Sinclair Transactions. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both HFC and Sinclair have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the Sinclair Transactions for some additional period of time. HFC and Sinclair are cooperating with the FTC staff in its review and are working diligently to satisfy the closing conditions as soon as possible.

The Contribution Agreement automatically terminates if the HFC Transaction is terminated, and contains other customary termination rights, including a termination right for each of HEP and Sinclair if, under certain circumstances, the closing does not occur by May 2, 2022 (the “Outside Date”), except that the Outside Date can be extended by either party by up to two 90 day periods to obtain any required antitrust clearance.

Upon closing of the HEP Transaction, HEP’s existing senior management team will continue to operate HEP. Under the definitive agreements, Sinclair will be granted the right to nominate one director to the HEP board of directors at the closing. The Sinclair stockholders have also agreed to certain customary lock-up restrictions and registration rights for the HEP common units to be issued to the stockholders of Sinclair. HEP will continue to operate under the name Holly Energy Partners, L.P.

See Note 12 for a description of the Letter Agreement between HFC and HEP entered into in connection with the Contribution Agreement.

Note 3:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly-owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly-owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connected the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HFC and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service during the third quarter of 2021. Long-term commercial agreements were entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among the partners. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $70 million to $75 million, including $4 million to $6 million of Cushing Connect Pipeline construction costs exceeding the budget by more than 10% to be borne solely by HEP.

The Cushing Connect Joint Venture legal entities are variable interest entities (“VIEs”) as defined under GAAP. A VIE is a legal entity if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities did not have sufficient equity at risk to finance their activities without additional financial support. Since HEP constructed and is operating the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting. HEP's maximum exposure to loss as a result of its involvement with the Cushing Connect JV Terminal legal entity is not expected to be material due to the long-term terminalling agreements in place to support its operations.

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
Disaggregated revenues are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Pipelines	$263,110	$265,834	$292,631
Terminals, tanks and loading racks	142,267	151,692	160,467
Refinery processing units	89,118	80,322	79,679
	$494,495	$497,848	$532,777

Affiliates and third parties revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Lease revenues	$336,062	$360,598	$378,311
Service revenues	158,433	137,250	154,466
	$494,495	$497,848	$532,777
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for these deficiency payments received, the deferred revenues on our balance sheets were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheets included the contract assets and liabilities in the table below.

	December 31, 2021	December 31, 2020
	(In thousands)
Contract assets	$6,637	$6,306
Contract liabilities	$(4,185)	$(500)

The contract assets and liabilities include both lease and service components. During the years ended December 31, 2021 and 2020, we recognized $0.5 million and $0.7 million, respectively, of revenue that was previously included in contract liability as of December 31, 2020 and 2019, respectively. During the twelve months ended December 31, 2021, 2020 and 2019, we also recognized $0.3 million and $0.6 million and $3.9 million, respectively, of revenue included in contract assets at December 31, 2021.
As of December 31, 2021, we expect to recognize $1.6 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2022 through 2036. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
2022	312
2023	275
2024	238
2025	172
2026	157
Thereafter	484
Total	$1,638
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.0 million and $6.4 million as of December 31, 2021 and December 31, 2020, respectively, with accumulated depreciation of $3.6 million and $3.4 million as of December 31, 2021 and December 31, 2020, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	December 31, 2021	December 31, 2020

Operating leases:
Operating lease right-of-use assets, net	$2,275	$2,979

Current operating lease liabilities	620	875
Noncurrent operating lease liabilities	2,030	2,476
Total operating lease liabilities	$2,650	$3,351

Finance leases:
Properties and equipment	$6,031	$6,410
Accumulated amortization	(3,632)	(3,390)
Properties and equipment, net	$2,399	$3,020

Current finance lease liabilities	3,786	3,713
Noncurrent finance lease liabilities	64,649	68,047
Total finance lease liabilities	$68,435	$71,760

Weighted average remaining lease term (in years)
Operating leases	5.8	5.9
Finance leases	15.0	15.9

Weighted average discount rate
Operating leases	4.8%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,142	$1,024
Operating cash flows on finance leases	$4,104	$4,312
Financing cash flows on finance leases	$3,549	$3,602

Maturities of lease liabilities were as follows:

	December 31, 2021
	Operating	Finance
	(In thousands)
2022	$690	$7,228
2023	603	7,374
2024	497	6,929
2025	443	6,470
2026	289	6,425
2027 and thereafter	501	67,463
Total lease payments	3,023	101,889
Less: Imputed interest	(373)	(33,454)
Total lease obligations	2,650	68,435
Less: Current lease liabilities	(620)	(3,786)
Long-term lease liabilities	$2,030	$64,649

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Operating lease costs	$1,077	$983
Finance lease costs
Amortization of assets	803	1,001
Interest on lease liabilities	3,953	4,126
Variable lease cost	215	222
Total net lease cost	$6,048	$6,332

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

During the year ended December 31, 2021, we entered into new agreements, and amended other agreements, with HFC related to our Cheyenne assets, Tulsa West lube racks, various crude tanks and new Navajo tanks, and the agreements we previously entered into relating to the Cushing Connect Pipeline became effective. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HFC. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the year ended December 31, 2021 composed of the following:

(In thousands)

Net investment in leases	$148,419
Properties and equipment, net	(130,301)
Deferred Revenue	6,559
Gain on sales-type leases	$24,677

During the year ended December 31, 2020, one of our throughput agreements with Delek US Holdings, Inc. (“Delek”) was partially renewed. A component of this agreement met the criteria of a sales-type lease since the underlying asset is not expected to have an alternative use at the end of the lease term to anyone other than Delek. We recognized a gain on sales-type leases during the year ended December 31, 2020 composed of the following:

(In thousands)

Net investment in leases	$35,319
Properties and equipment, net	(1,485)
Gain on sales-type leases	$33,834

These sales-type lease transactions, including the related gains, were non-cash transactions.

Lease income recognized was as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Operating lease revenues	$326,902	$350,668
Direct financing lease interest income	2,089	2,096
Gain on sales-type leases	24,677	33,834
Sales-type lease interest income	27,836	8,481
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	9,160	9,929
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

Annual minimum undiscounted lease payment receipts under our leases were as follows as of December 31, 2021:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
2022	$283,882	$2,171	$42,102
2023	253,424	2,175	38,196
2024	217,321	2,192	34,967
2025	153,900	2,209	31,539
2026	139,983	2,227	31,539
Thereafter	418,354	36,610	247,867
Total lease payment receipts	$1,466,864	47,584	426,210
Less: Imputed interest		(31,213)	(357,682)
		16,371	68,528
Unguaranteed residual assets at end of leases		—	229,337
Net investment in leases		$16,371	$297,865

Net investments in leases recorded on our balance sheet were composed of the following:

	December 31, 2021		December 31, 2020
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$207,768	$16,371	$88,922	$16,452
Unguaranteed residual assets	90,097	—	64,551	—
Net investment in leases	$297,865	$16,371	$153,473	$16,452

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		December 31, 2021		December 31, 2020
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$493,049	$502,705	$492,103	$506,540

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 10 for additional information.

Non-Recurring Fair Value Measurements
For gains on sales-type leases recognized during the years ended December 31, 2021 and 2020, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the years ended December 31, 2021 and 2020, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows and the guideline public company and guideline transaction methods; all of which are Level 3 inputs.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Pipelines, terminals and tankage	$1,527,697	$1,575,815
Refinery assets	348,882	348,882
Land and right of way	98,837	87,076
Construction in progress	26,446	58,467
Other	48,203	46,201
	2,050,065	2,116,441
Less accumulated depreciation	(721,037)	(665,756)
	$1,329,028	$1,450,685
Depreciation expense was $79.2 million, $85.0 million, and $82.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $1.1 million, $1.0 million and $1.3 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	December 31, 2021	December 31, 2020
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HFC transportation agreements	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(131,490)	(117,482)
Intangible assets, net		$73,307	$87,315

Amortization expense was $14.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. We estimate amortization expense to be $14.0 million for 2022, $9.9 million for 2023, and $9.1 million for 2024, 2025, and 2026.

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

Note 9: Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C., (“HLS”), an HFC subsidiary, which utilizes personnel employed by HFC who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HFC. These employees participate in the retirement and benefit plans of HFC. Our share of retirement and benefit plan costs was $8.7 million, $7.9 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs include retirement costs of $3.7 million, $3.4 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, we have two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $2.6 million, $2.2 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2021, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 753,425 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the year ended December 31, 2021, is presented below:

Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2021 (nonvested)	295,992	$14.48
Granted	51,670	18.93
Vesting and transfer of common units to recipients	(137,566)	15.56
Forfeited	(6,833)	15.54
Outstanding at December 31, 2021 (nonvested)	203,263	14.85

The grant date fair values of restricted or phantom units that were vested and transferred to recipients during the years ended December 31, 2021, 2020 and 2019 were $2.1 million, $2.0 million and $2.1 million, respectively. As of December 31, 2021, there was $1.8 million of total unrecognized compensation expense related to unvested phantom unit grants, which is expected to be recognized over a weighted-average period of 1.4 years. For the years ended December 31, 2020 and 2019, the grant date price applied to the number of restricted or phantom units awarded was $11.92 and $23.52, respectively.

Performance Units
Under our Long-Term Incentive Plan, we grant performance units to selected executives who perform services for us. Performance units granted are payable in common units at the end of a three-year performance period based upon meeting certain criteria over the performance period. Under the terms of our performance unit grants, some awards are subject to the growth in our distributable cash flow per common unit over the performance period while other awards are subject to “financial performance” and “market performance.” Financial performance is based on meeting certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, while market performance is based on the relative standing of total unitholder return achieved by HEP compared to peer group companies. The number of units ultimately issued under these awards can range from 0% to 200%.

Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the year ended December 31, 2021, is presented below:

Performance Units	Units
Outstanding at January 1, 2021 (nonvested)	77,472
Granted	10,128
Vesting and transfer of common units to recipients	(10,881)
Outstanding at December 31, 2021 (nonvested)	76,719

The grant date fair values of performance units vested and transferred to recipients were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on the weighted average fair value of performance units outstanding at December 31, 2021, of $1.4 million, there was $0.6 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.5 years.

During the year ended December 31, 2021, we paid $2.0 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercising other rights and remedies. We were in compliance with the covenants as of December 31, 2021.

Senior Notes
On February 4, 2020, we closed a private placement of $500 million in aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes”). On February 5, 2020, we redeemed the existing $500 million 6% Senior Notes at a redemption cost of $522.5 million, at which time we recognized a $25.9 million early extinguishment loss consisting of a $22.5 million debt redemption premium and unamortized financing costs of $3.4 million. We funded the $522.5 million redemption with proceeds from the issuance of our 5% Senior Notes and borrowings under our Credit Agreement.

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Credit Agreement
Amount outstanding	$840,000	$913,500

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(6,951)	(7,897)
	493,049	492,103

Total long-term debt	$1,333,049	$1,405,603

Maturities of our long-term debt are as follows as of December 31, 2021:

Years Ending December 31,	(In thousands)
2022	$—
2023	—
2024	—
2025	840,000
2026	—
Thereafter	500,000
Total	$1,340,000

Note 11:Commitments and Contingencies

We lease certain facilities and pipelines under operating leases and finance leases, most of which contain renewal options. These operating leases have various termination dates through 2035. See Note 5 for a schedule of annual minimum undiscounted lease payments under our leases as of December 31, 2021. As of December 31, 2021, we expect to receive aggregate payments totaling $1.0 million over the life of our noncancelable sublease of office space, expiring in 2026.
We also have other long-term contractual obligations consisting of long-term site service agreements with HFC, expiring in 2058 through 2066, for the provision of certain facility services and utility costs that relate to our assets located at HFC’s refinery and renewable diesel facilities. We are presenting obligations for the full term of these agreements; however, the agreements can be terminated with 180 day notice if we cease to operate the applicable assets.
In addition, we have long-term contractual obligations associated with rights-of-way agreements, which have various termination dates through 2099. The related payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2021.
At December 31, 2021, these minimum future contractual obligations and other miscellaneous obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2022	$8,347
2023	8,254
2024	8,195
2025	6,661
2026	5,812
Thereafter	218,941
Total	$256,210
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.
We filed a business interruption claim with our insurance carriers related to a loss at HFC's Woods Cross Refinery that occurred in the first quarter 2018. During the year ended December 31, 2020, we reached a final settlement agreement regarding the amounts owed to us pursuant to our business interruption coverage, and we recognized a gain of $7.3 million, which was included in gain on sale of assets and other on our income statement for the year ended December 31, 2020.

Note 12:Related Party Transactions

We serve HFC’s refinery and renewable diesel facilities under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2022 to 2036, and revenues from these agreements accounted for approximately 79% of our total revenues for the year ended December 31, 2021. Under these agreements, HFC agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in the Producer Price Index (“PPI”) or FERC index. As of December 31, 2021, these agreements with HFC require minimum annualized payments to us of $352.8 million.

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

Related party transactions with HFC are as follows:
•Revenues received from HFC were $390.8 million, $399.8 million and $411.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for each of the years ended December 31, 2021, 2020 and 2019.
•We reimbursed HFC for costs of employees supporting our operations of $61.2 million, $55.8 million and $55.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•HFC reimbursed us $7.9 million, $10.0 million and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for expense and capital projects.
•We distributed $83.5 million, $95.2 million and $150.0 million in the years ended December 31, 2021, 2020 and 2019 respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $56.2 million and $48.0 million at December 31, 2021 and 2020, respectively.
•Accounts payable to HFC were $11.7 million and $18.1 million at December 31, 2021 and 2020, respectively.
•Revenues for the years ended December 31, 2021, 2020 and 2019 include $0.4 million, $0.5 million and $0.5 million, respectively, of shortfall payments billed to HFC in 2020, 2019 and 2018, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2021 and 2020, includes $4.1 million and $0.4 million, respectively, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million for each of the years ended December 31, 2021, 2020 and 2019 .
•We recorded a gain on sales-type leases with HFC of $24.7 million and $35.2 million during the year ended December 31, 2021 and December 31, 2019, respectively, and we received sales-type lease payments of $28.9 million, $9.5 million and $4.8 million from HFC that were not included in revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Note 13: Partners’ Equity, Income Allocations and Cash Distributions

At December 31, 2021, HFC held 59,630,030 of our common units, constituting a 57% limited partner interest in us and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2021, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

On January 21, 2022, we announced our cash distribution for the fourth quarter of 2021 of $0.35 per unit. The distribution was payable on all common units and was paid February 11, 2022, to all unitholders of record on February 1, 2022.

We paid cash distributions totaling $149.4 million, $174.4 million and $273.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 14: Net Income Per Limited Partner Unit

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
Net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per unit data)
Net income attributable to the partners	$214,946	$170,483	$224,884
Less: Participating securities’ share in earnings	(736)	(387)	—
Net income attributable to common units	214,210	170,096	224,884
Weighted average limited partners' units outstanding	105,440	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$2.03	$1.61	$2.13

Note 15:Environmental

We expensed $1.9 million, $1.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, for environmental remediation obligations. The accrued environmental liability related to environmental clean-up projects for which we have assumed liability or for which indemnity provided by HFC has expired reflected in our consolidated balance sheets was $3.9 million and $4.5 million as of December 31, 2021 and 2020, respectively, of which $2.4 million and $2.5 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HFC, HFC has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HFC and occurring or existing prior to the date of such transfers. As of December 31, 2021 and 2020, our consolidated balance sheets included additional accrued environmental liabilities of $0.3 million and $0.5 million for HFC indemnified liabilities, respectively, and other assets included equal and offsetting balances representing amounts due from HFC related to indemnifications for environmental remediation liabilities.

Note 16:Operating Segments

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two reportable operating segments: (1) pipelines and terminals and (2) refinery processing units. These segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our reportable operating segments' assets and derivation of revenue, see Note 1.

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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$301,731	$319,487	$332,071
Pipelines and terminals - third-party	103,646	98,039	121,027
Refinery processing units - affiliate	89,118	80,322	79,679
Total segment revenues	$494,495	$497,848	$532,777

Segment operating income:
Pipelines and terminals(1)	$180,965	$176,611	$241,843
Refinery processing units	38,172	38,314	32,233
Total segment operating income	219,137	214,925	274,076
Unallocated general and administrative expenses	(12,637)	(9,989)	(10,251)
Interest and financing costs, net	(23,893)	(48,803)	(71,306)
Loss on early extinguishment of debt	—	(25,915)	—
Equity in earnings of unconsolidated affiliates	12,432	6,647	5,180
Gain on sales-type leases	24,677	33,834	35,166
Gain on sale of assets and other	6,179	8,691	272
Income before income taxes	$225,895	$179,390	$233,137

Capital Expenditures:
Pipelines and terminals	$87,756	$59,108	$28,743
Refinery processing units	2,239	175	1,369
Total capital expenditures	$89,995	$59,283	$30,112

	December 31, 2021	December 31, 2020
	(In thousands)
Identifiable assets:
Pipelines and terminals(2)	$1,737,388	$1,729,547
Refinery processing units	294,452	305,090
Other	134,027	132,928
Total identifiable assets	$2,165,867	$2,167,565
(1)Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million and $35.7 million for the years ended December 31, 2021 and 2020, respectively.
(2)Includes goodwill of $223.7 million and $234.7 million as of December 31, 2021 and 2020, respectively.

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

Condensed Consolidating Balance Sheet

December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$(899)	$14,007	$—	$14,381
Accounts receivable	—	60,418	8,816	(335)	68,899
Prepaid and other current assets	353	9,680	1,304	(304)	11,033
Total current assets	1,626	69,199	24,127	(639)	94,313

Properties and equipment, net	—	1,026,912	302,116	—	1,329,028
Operating lease right-of-use assets	—	2,189	86	—	2,275
Net investment in leases	—	309,301	100,032	(100,030)	309,303
Investment in subsidiaries	1,785,024	301,721	—	(2,086,745)	—
Intangible assets, net	—	73,307	—	—	73,307
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	78,873	37,505	—	116,378
Other assets	8,118	9,495	—	—	17,613
Total assets	$1,794,768	$2,094,647	$463,866	$(2,187,414)	$2,165,867

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$28,447	$12,168	$(335)	$40,280
Accrued interest	11,258	—	—	—	11,258
Deferred revenue	—	14,085	500	—	14,585
Accrued property taxes	—	3,364	1,178	—	4,542
Current operating lease liabilities	—	545	75	—	620
Current finance lease liabilities	—	5,566	—	(1,780)	3,786
Other current liabilities	3	1,513	265	—	1,781
Total current liabilities	11,261	53,520	14,186	(2,115)	76,852

Long-term debt	1,333,049	—	—	—	1,333,049
Noncurrent operating lease liabilities	—	2,030	—	—	2,030
Noncurrent finance lease liabilities	—	156,102	—	(91,453)	64,649
Other long-term liabilities	340	11,760	427	—	12,527
Deferred revenue	—	29,662	—	—	29,662
Class B unit	—	56,549	—	—	56,549
Equity - partners	450,118	1,785,024	301,721	(2,093,846)	443,017
Equity - noncontrolling interests	—	—	147,532	—	147,532
Total liabilities and partners’ equity	$1,794,768	$2,094,647	$463,866	$(2,187,414)	$2,165,867

Condensed Consolidating Balance Sheet

December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$(987)	$21,350	$—	$21,990
Accounts receivable	—	56,522	6,308	(315)	62,515
Prepaid and other current assets	349	8,366	772	—	9,487
Total current assets	1,976	63,901	28,430	(315)	93,992

Properties and equipment, net	—	1,087,184	363,501	—	1,450,685
Operating lease right-of-use assets	—	2,822	157	—	2,979
Net investment in leases	—	166,316	—	—	166,316
Investment in subsidiaries	1,789,808	286,883	—	(2,076,691)	—
Intangible assets, net	—	87,315	—	—	87,315
Goodwill	—	234,684	—	—	234,684
Equity method investments	—	81,089	39,455	—	120,544
Other assets	4,268	6,782	—	—	11,050
Total assets	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$30,252	$16,463	$(315)	$46,400
Accrued interest	10,892	—	—	—	10,892
Deferred revenue	—	10,868	500	—	11,368
Accrued property taxes	—	2,915	1,077	—	3,992
Current operating lease liabilities	—	804	71	—	875
Current finance lease liabilities	—	3,713	—	—	3,713
Other current liabilities	5	2,491	9	—	2,505
Total current liabilities	10,897	51,043	18,120	(315)	79,745

Long-term debt	1,405,603	—	—	—	1,405,603
Noncurrent operating lease liabilities	—	2,476	—	—	2,476
Noncurrent finance lease liabilities	—	68,047	—	—	68,047
Other long-term liabilities	260	12,171	474	—	12,905
Deferred revenue	—	40,581	—	—	40,581
Class B unit	—	52,850	—	—	52,850
Equity - partners	379,292	1,789,808	286,883	(2,076,691)	379,292
Equity - noncontrolling interests	—	—	126,066	—	126,066
Total liabilities and partners’ equity	$1,796,052	$2,016,976	$431,543	$(2,077,006)	$2,167,565

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$365,889	$24,960	$—	$390,849
Third parties	—	77,815	25,831	—	103,646
	—	443,704	50,791	—	494,495
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	152,913	17,611	—	170,524
Depreciation and amortization	—	76,666	17,134	—	93,800
General and administrative	3,647	8,990	—	—	12,637
Goodwill impairment	—	11,034	—	—	11,034
	3,647	249,603	34,745	—	287,995
Operating income (loss)	(3,647)	194,101	16,046	—	206,500
Equity in earnings of subsidiaries	275,558	16,589	—	(292,147)	—
Equity in earnings of equity method investments	—	8,897	3,535	—	12,432
Interest expense	(49,864)	(8,174)	—	4,220	(53,818)
Interest income	—	29,925	4,220	(4,220)	29,925
Gain on sales-type lease	—	31,778	—	(7,101)	24,677
Gain on sale of assets and other	—	6,174	5	—	6,179
	225,694	85,189	7,760	(299,248)	19,395
Income (loss) before income taxes	222,047	279,290	23,806	(299,248)	225,895
State income tax expense	—	(32)	—	—	(32)
Net income (loss)	222,047	279,258	23,806	(299,248)	225,863
Allocation of net income attributable to noncontrolling interests	—	(3,699)	(7,218)	—	(10,917)
Net income (loss) attributable to the Partnership	222,047	275,559	16,588	(299,248)	214,946
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$222,047	$275,559	$16,588	$(299,248)	$214,946

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$374,108	$25,701	$—	$399,809
Third parties	—	77,039	21,000	—	98,039
	—	451,147	46,701	—	497,848
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	132,393	15,299	—	147,692
Depreciation and amortization	—	82,442	17,136	—	99,578
General and administrative	3,227	6,762	—	—	9,989
Goodwill Impairment	—	35,653	—	—	35,653	35,653
	3,227	257,250	32,435	—	292,912
Operating income (loss)	(3,227)	193,897	14,266	—	204,936
Equity in earnings of subsidiaries	254,608	15,409	—	(270,017)	—
Equity in earnings of equity method investments	—	5,105	1,542	—	6,647
Interest income	26	10,578	17	—	10,621
Interest expense	(55,298)	(4,126)	—	—	(59,424)
Gain on sales-type lease	—	33,834	—	—	33,834
Loss on early extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sale of assets and other	289	3,535	4,867	—	8,691
	173,710	64,335	6,426	(270,017)	(25,546)
Income (loss) before income taxes	170,483	258,232	20,692	(270,017)	179,390
State income tax expense	—	(167)	—	—	(167)
Net income (loss)	170,483	258,065	20,692	(270,017)	179,223
Allocation of net income attributable to noncontrolling interests	—	(3,457)	(5,283)	—	(8,740)
Net income (loss) attributable to the Partnership	170,483	254,608	15,409	(270,017)	170,483
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$170,483	$254,608	$15,409	$(270,017)	$170,483

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2019	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$386,517	$25,233	$—	$411,750
Third parties	—	94,083	26,944	—	121,027
	—	480,600	52,177	—	532,777
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	147,387	14,609	—	161,996
Depreciation and amortization	—	79,516	17,189	—	96,705
General and administrative	3,184	7,067	—	—	10,251
	3,184	233,970	31,798	—	268,952
Operating income (loss)	(3,184)	246,630	20,379	—	263,825
Equity in earnings (loss) of subsidiaries	302,148	15,351	—	(317,499)	—
Equity in earnings of equity method investments	—	5,320	(140)	—	5,180
Interest income	—	5,517	—	—	5,517
Interest expense	(74,375)	(2,448)	—	—	(76,823)
Gain on sales-type lease	—	35,166	—	—	35,166
Gain on sale of assets and other	295	(116)	93	—	272
	228,068	58,790	(47)	(317,499)	(30,688)
Income (loss) before income taxes	224,884	305,420	20,332	(317,499)	233,137
State income tax expense	—	(41)	—	—	(41)
Net income (loss)	224,884	305,379	20,332	(317,499)	233,096
Allocation of net income attributable to noncontrolling interests	—	(3,231)	(4,981)	—	(8,212)
Net income (loss) attributable to the Partnership	224,884	302,148	15,351	(317,499)	224,884
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss) attributable to the Partnership	$224,884	$302,148	$15,351	$(317,499)	$224,884

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no change in, or disagreement with, our independent registered public accounting firm on matters involving accounting and financial disclosure.

Item 9A.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at a reasonable level of assurance.
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

Item 9B.Other Information
There have been no events that occurred in the fourth quarter of 2021 that would need to be reported on Form 8-K that have not been previously reported.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 21, 2022:

Name	Age	Position with HLS
Michael C. Jennings	56	Chief Executive Officer
Richard L. Voliva III	44	President
John Harrison	43	Senior Vice President, Chief Financial Officer and Treasurer
Vaishali S. Bhatia	39	Senior Vice President, General Counsel and Secretary

On October 27, 2021, Mark T. Cunningham, Senior Vice President, Operations and Engineering of HLS, notified the Board of Directors of HLS (the “Board”) that he was retiring from all officer positions and as an employee at HLS and its subsidiaries, effective February 18, 2022. In preparation for Mr. Cunningham’s retirement, his responsibilities were transferred to four different individuals at HLS, effective January 1, 2022, rather than replacing his role with a single individual. To assist with the transition of his responsibilities, Mr. Cunningham has agreed to serve as a consultant to HLS and its subsidiaries for a twelve-month period following his retirement. Information regarding Mr. Cunningham’s consulting arrangement with HLS and its subsidiaries can be found below under “Retirement Arrangements with Mark T. Cunningham.”

During 2021, Mr. Cunningham was the only HLS executive officer who spent all of his professional time managing our business and affairs. The other executive officers listed above are also executive officers of HFC and devote as much of their professional time as is necessary to oversee the management of our business and affairs.

Information regarding Mr. Jennings is included below under “Directors.”

Richard L. Voliva III has served as President of HLS since January 2020. He previously served as Executive Vice President and Chief Financial Officer of HLS from March 2017 to January 2020, as Senior Vice President and Chief Financial Officer of HLS from July 2016 to March 2017, as Vice President and Chief Financial Officer of HLS from October 2015 to July 2016, as Vice President, Corporate Development of HLS from February 2015 to October 2015 and as Senior Director, Business Development of HLS from April 2014 to February 2015. He has served as Executive Vice President and Chief Financial Officer of HFC since March 2017. Mr. Voliva served as Senior Vice President, Strategy of HFC from June 2016 to March 2017. Prior to joining HLS, Mr. Voliva was an analyst at Millennium Management LLC, an institutional asset manager, from April 2011 until April 2014, an analyst at Partner Fund Management, L.P., a hedge fund, from March 2008 to March 2011 and Vice President, Equity Research at Deutsche Bank from June 2005 to March 2008. Mr. Voliva is a CFA Charterholder.

John Harrison has served as Senior Vice President, Chief Financial Officer and Treasurer of HLS since January 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HLS from October 2018 to January 2020. He has served as Vice President, Finance, Strategy and Treasurer of HFC since September 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HFC from September 2018 to September 2020. He previously served as Vice President and Treasurer of HLS and HFC from January 2017 to October 2018, Business Development Representative of HLS and HFC from April 2013 to December 2016, Assistant Treasurer of HLS and HFC from August 2012 to March 2013, Manager, Credit & Collections of HLS and HFC from March 2010 to August 2012, Supervisor, Credit & Collections of HLS and HFC from January 2007 to February 2010 and Financial Analyst of HLS and HFC from October 2005 to February 2007. Prior to joining Holly Corporation, Mr. Harrison worked in the Planning & Financial Management group at JPMorgan Chase & Co.

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

Board Leadership Structure

The Board is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Currently, Mr. Jennings serves as Chairperson of the Board and as the Chief Executive Officer of HLS. Independent directors and management have different perspectives and roles in strategy development. The independent directors on the Board bring experience, oversight and expertise from outside HLS, HEP and the industry, while the Chief Executive Officer brings HLS and HEP experience and expertise. The Board believes the combined role of Chairperson of the Board and Chief Executive Officer working with the lead independent director (the “Presiding Director”), is in the best interest of unitholders at this time because the combined role for HLS provides balance between strategy development and independent oversight of management, both of which are particularly useful in HLS’s role as general partner.

None of our directors reported any litigation that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

Chairperson of the Board

Mr. Jennings was selected by the directors of HLS to serve as the Chairperson of the Board. The Chairperson has the following responsibilities:

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

•facilitating teamwork and communication between the non-management directors and management; and

•acting as a liaison in appropriate instances between management and the non-management directors, including advising the Chairperson of the Board and Chief Executive Officer on the efficiency of the Board meetings

Persons wishing to communicate with the non-employee directors are invited to email the Presiding Director at presiding.director.HEP@hollyenergy.com or write to: Larry R. Baldwin, Presiding Director, c/o Secretary, Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Communications to the Board generally may be sent by certified mail to Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507, Attention: Secretary. The Secretary will forward all communication to the appropriate director or directors, other than those communications that are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board or the business and affairs of HLS and HEP.

Risk Management

The Board has an active role in overseeing management of the risks affecting HLS and HEP. The Board regularly reviews information regarding HLS and HEP’s credit, liquidity, business, operations and cybersecurity, as well as the risks associated with each. The Board committees are also engaged in overseeing risk associated with HLS and HEP.

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

Code of Business Conduct and Ethics

HLS has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of its officers, directors and employees, including HLS’s principal executive officer, principal financial officer, and principal accounting officer. The purpose of the Code is to, among other things, affirm HLS’s and HEP’s commitment to a high standard of integrity and ethics. The Code sets forth a common set of values and standards to which all of HLS’s officers, directors and employees must adhere. We will post information regarding an amendment to, or a waiver from, the Code on our website.

Copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and the Code are available on our website at www.hollyenergy.com. Copies of these documents may also be obtained free of charge upon written request to Holly Energy Partners, L.P., Attention: Vice President, Investor Relations, 2828 N. Harwood, Suite 1300, Dallas, Texas, 75201-1507.

The Board, Its Committees and Director Compensation

Directors

Currently, the Board consists of five directors.
_____________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 56.

Principal Occupation:    Chief Executive Officer of HLS and Chief Executive Officer of HFC

Business Experience:    Mr. Jennings has served as Chief Executive Officer of HLS since January 2020 and as the Chairperson of the Board of HLS since November 2017. Mr. Jennings previously served as Chief Executive Officer of HLS from January 2014 to November 2016 and as President of HLS from October 2015 to February 2016. Mr. Jennings has served as Chief Executive Officer of HFC since January 2020. Mr. Jennings also served as President of HFC from January 2020 to November 2021, as Executive Vice President of HFC from November 2019 to January 2020, as Executive Chairman of HFC from January 2016 to January 2017 and as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 to January 2016. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 to 2009.

Additional Directorships:    Mr. Jennings currently serves as a director of HFC. Mr. Jennings served as Chairperson of the Board of HFC from January 2017 to February 2019 and January 2013 to January 2016. Mr. Jennings served as a director of FTS International, Inc. from January 2019 to November 2020, as a director and Chairman of the Board of Montage Resources and its predecessor entities from May 2016 to November 2019, and as a director of ION Geophysical Corporation from December 2010 until February 2019. He served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:    Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HFC is a significant resource for the Board and facilitates discussions between the Board and HFC management.
_____________________________________________________________________________________________

Larry R. Baldwin    Director since May 2016. Age 69.

Principal Occupation:    Former Partner at Deloitte LLP.

Business Experience:    Mr. Baldwin was employed for 41 years as an auditor by Deloitte LLP and predecessor firms, including 31 years as a partner, prior to retiring from such position in May 2015. While he was a partner at Deloitte LLP, Mr. Baldwin held a number of practice management positions.

Qualifications:    Mr. Baldwin brings to the Board his audit, accounting and financial reporting expertise, which also qualify him as an audit committee financial expert. Due to his audit and practice management experience with Deloitte LLP, Mr. Baldwin possesses business, industry and management expertise that provide valuable insight to the Board and the management of HEP.
_____________________________________________________________________________________________

Christine B. LaFollette     Director since March 2018. Age 69.

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

James H. Lee         Director since November 2017. Age 73.

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

Eric L. Mattson         Director since March 2018. Age 70.

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
_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2012 to 2022 that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

The Board

Under the Company’s Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2021, the Board held eleven meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he or she served.

Board Committees

The Board currently has three standing committees:

•an Audit Committee;
•a Compensation Committee; and
•a Conflicts Committee.

Each of these committees operates under a written charter adopted by the Board.

During 2021, the Audit Committee held eight meetings, the Conflicts Committee held twenty-six meetings, and the Compensation Committee held four meetings.

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

•confirming with the independent registered public accounting firm its compliance with the partner rotation requirements established by the SEC;

•reviewing and evaluating the lead partner of the independent registered public accounting firm;

•reviewing the scope and the planning of the annual audit performed by the independent registered public accounting firm;

•overseeing matters related to the internal audit function;

•reviewing and discussing with the internal auditor any significant reports to management prepared by the internal auditor and any responses from management;

•reviewing the audit report issued by the independent registered public accounting firm;

•reviewing HEP’s annual and quarterly financial statements with management and the independent registered public accounting firm;

•discussing with management HEP’s significant financial risk exposures and the actions management has taken to monitor and control such exposures;

•reviewing and, if appropriate, approving transactions involving conflicts of interest, including related party transactions, consistent with the Code and Related Party Transaction Policy;

•reviewing the Related Party Transaction Policy on an annual basis;

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

In January 2018, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as the compensation consultant, to provide advice relating to executive, non-management director compensation, including benchmarking of the compensation peer group for non-management director compensation, and employee long-term equity incentive awards. At the time the Compensation Committee selected Meridian as its independent compensation consultant, and during the first quarter of every year since engaging Meridian, the Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to HLS or us, the fees paid by us to Meridian as a percentage of Meridian’s total revenues, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the Compensation Committee, HLS and us, any personal or business relationship between Meridian and a member of the Compensation Committee or one of HLS’s executive officers and whether Meridian owned any of our common units. In addition to the foregoing, the Compensation Committee annually receives an independence letter from Meridian, as well as other documentation addressing the firm’s independence. Meridian reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation Committee has discussed these considerations and has concluded that Meridian is independent and that neither we nor HLS have any conflicts of interest with Meridian.

Report of the Audit Committee for the Year Ended December 31, 2021

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2021. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2021 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

•discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the PCAOB, the SEC and the NYSE;

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2021 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021 for filing with the SEC.

Members of the Audit Committee:
Larry R. Baldwin, Chairperson
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

For 2021, non-employee directors were entitled to receive an annual cash retainer, payable in cash, in addition to an annual equity retainer in the form of an award of phantom units described in the table below.

Larry R. Baldwin has served as Presiding Director of HLS since February 2020 when Mr. Jennings, Chairperson of the Board of HLS, became an executive officer of HFC and HLS. As an executive officer of HFC and HLS, Mr. Jennings does not receive any compensation for his service on the Board.

In October 2021, the Board approved non-employee director compensation for 2022. The only change from 2021 was a $10,000 increase in the annual equity retainer from $105,000 to $115,000. The awards that were granted in October 2021 (for 2022 services) were in the form of phantom units.

	Compensation in 2021	Compensation in 2022
Annual cash retainer	$100,000	$100,000
Annual cash retainer for the Presiding Director	$25,000	$25,000
Annual equity retainer (1)	$105,000	$115,000
Annual cash retainer for the Chairperson of the Board (2)	$75,000	$75,000
Annual cash retainer for Chairperson of committees (2)	$25,000	$25,000
__________________

(1)
The annual award is comprised of a number of phantom units equal to the annual equity retainer divided by the closing price of a common unit on the date of grant, with the number of phantom units rounded up in the case of fractional shares.

(2)	As an executive officer of HFC and HLS, Mr. Jennings does not receive any compensation for serving as Chairperson of the Board or Chairperson of the Compensation Committee of HLS.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (the “Long-Term Incentive Plan”) in the form of phantom units, with the number of awards calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the awards to vest. Vesting of all unvested units will accelerate upon a change in control of HFC, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distribution equivalents paid with respect to outstanding awards, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

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

None of our non-employee directors participated in the NQDC Plan in 2021. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis–Overview of 2021 Executive Compensation Components and Decisions–Retirement and Benefit Plans–Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

Unit Ownership and Retention Policy for Directors

Our directors, other than those who serve as officers of HLS, are subject to the HEP unit ownership and retention policy. Pursuant to the policy, each director is required to hold during service on the Board common units equal in value to at least three times the annual equity retainer paid to non-employee directors. Each subject director is required to meet the applicable requirements within five years of first being subject to the policy.

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

As of December 31, 2021, all of our then-current directors were in compliance with the unit ownership and retention policy.

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

Director Compensation Table

The table below sets forth the compensation earned in 2021 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Larry R. Baldwin	$150,000	$115,019	$265,019
Christine B. LaFollette	$100,000	$115,019	$215,019
James H. Lee	$100,000	$115,019	$215,019
Eric L. Mattson	$125,000	$115,019	$240,019
__________________

(1)     Mr. Jennings is not included in this table because he received no additional compensation for his service on the Board during 2021, since he was an executive officer of HFC and HLS. The compensation paid by HFC to Mr. Jennings in 2021 will be shown in HFC’s 2022 Proxy Statement. A portion of the compensation paid to Mr. Jennings by HFC in 2021 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)    Reflects the aggregate grant date fair value of phantom units granted to non-employee directors, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2021, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

On October 27, 2021, Messrs. Baldwin, Lee and Mattson and Ms. LaFollette received an award of 6,076 phantom units that vests on December 1, 2022, subject to continued service on the Board. As of December 31, 2021, these are the only phantom units held by our current non-employee directors. For additional information regarding the annual phantom unit grants, please refer to the “Director Compensation” narrative above.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2021 to the extent the Compensation Committee and the Board, or our Chief Executive Officer determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HFC and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HFC. The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees.

For 2021, our “Named Executive Officers” were:

Name	Position with HLS in 2021
Michael C. Jennings	Chief Executive Officer
John Harrison	Senior Vice President, Chief Financial Officer and Treasurer
Richard L. Voliva III	President
Mark T. Cunningham	Senior Vice President, Operations and Engineering
Vaishali S. Bhatia	Senior Vice President, General Counsel and Secretary

In October 2021, Mr. Cunningham announced his future retirement from all officer and employee positions, to be effective February 18, 2022. In preparation for his retirement, his responsibilities were transferred to four other individuals at HLS, effective January 1, 2022.

Certain of our Named Executive Officers are also officers of HFC or provide services to HFC. During 2021:

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board are Messrs. Jennings and Lee and Ms. LaFollette. Mr. Jennings also serves as the Chief Executive Officer of HLS. None of the members who served on the Compensation Committee at any time during 2021 had any relationship requiring disclosure under Item 13 of this annual report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board or our Compensation Committee. No executive officer of HLS served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee, except that Mr. Jennings also serves as the Chief Executive Officer of HFC.

Fees and Reimbursements for Compensation of Named Executive Officers

•Administrative Fee Covers HFC Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HFC (currently $2.6 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HFC such as accounting, tax, information technology, human resources, in-house legal support and office space, furnishings and equipment. None of the services covered by the administrative fee are assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HFC Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HFC and, except as described below, there is no reimbursement by us for the specific costs of such services. Typically we reflect our allocated amounts into cash compensation columns of the Summary Compensation Table, namely within the Base Salary column. For the 2021 year, the portion of compensation for certain Named Executive Officers exceeded base salaries, so there was a portion of compensation allocations that were reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table reflecting amounts earned pursuant to the HFC annual incentive bonus plan. A discussion of the non-equity incentive compensation payable by HFC will be disclosed in HFC’s 2022 Proxy Statement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HFC.

•Reimbursements for Compensation of Dedicated HLS Officers. Under the Omnibus Agreement, we also reimburse HFC for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HFC who perform services for us on behalf of HLS, including the dedicated HLS officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2021, we reimbursed HFC for 100% of the compensation expenses incurred by HFC for salary, bonus, retirement and other benefits provided to Mr. Cunningham. With respect to equity compensation paid by us to Mr. Cunningham, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Compensation Decisions for Dedicated HLS Officers

•Generally. The Compensation Committee, pursuant to its charter, determines cash and bonus compensation only for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS and are not HFC Shared Officers. During 2021, HLS’s Chief Executive Officer, President and Chief Financial Officer were HFC Shared Officers, and as a result, the Compensation Committee did not set cash and bonus compensation for any executive officer. For 2021, the Compensation Committee made compensation recommendations, which were subsequently approved by the Board, for Mr. Cunningham only with respect to long-term equity incentive awards. All other compensation provided to Mr. Cunningham for 2021, other than with respect to pension and retirement benefits as described below, was determined by the Chief Executive Officer and President of HLS and is reported, in accordance with SEC rules, in the tables that follow.

•Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HFC generally, and such benefits are sponsored and administered entirely by HFC without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Mr. Cunningham in 2021 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Allocation of Compensation and Compensation Decisions for HFC Shared Officers

•Generally. HFC makes all decisions regarding the compensation paid to the HFC Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HFC to the HFC Shared Officers for 2021 is allocated to the services they performed for us during 2021. The allocation was made based on the assumption that each of Messrs. Jennings, Voliva and Harrison and Ms. Bhatia spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2021:

Name	Percentage of Time
Michael C. Jennings	20%
John Harrison	25%
Richard L. Voliva III	30%
Vaishali S. Bhatia	25%

Because HFC made all decisions regarding the compensation paid to Messrs. Jennings, Voliva, Harrison and Ms. Bhatia for 2021, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HFC to Messrs. Jennings and Voliva and Ms. Bhatia in 2021 will be disclosed in HFC’s 2022 Proxy Statement. The compensation paid by HFC to Mr. Harrison is discussed and disclosed in the tables that follow.

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

In the fourth quarter of 2020, the Compensation Committee, with the assistance of the Chief Executive Officer and President, reviewed the mix and level of cash and long-term equity incentive compensation for Mr. Cunningham with a goal of providing competitive compensation for 2021 to retain him, while at the same time providing him incentives to maximize long-term value for us and our unitholders.

Role of the Compensation Consultant and the Compensation Committee in the Compensation Setting Process

Since 2018, the Compensation Committee has retained Meridian, a consulting firm specializing in executive compensation, to advise the Compensation Committee on matters related to executive and non-employee director compensation, including benchmarking of the compensation peer group for non-employee director compensation, and long-term equity incentive awards. The Compensation Consultant provided the Compensation Committee with market data, updates on related trends and developments, advice on program design, and input on compensation decisions for executive officers and non-employee directors. As discussed above under “The Board, Its Committees and Director Compensation–Board Committees–Compensation Committee,” the Compensation Committee has concluded that we do not have any conflicts of interest with Meridian.

The Compensation Committee generally makes compensation decisions for a given fiscal year in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year. Meridian provided information and advice to the Compensation Committee in 2020 with respect to matters related to non-management director compensation, including benchmarking of the compensation peer group for non-employee director compensation, and employee long-term equity incentive awards for 2021. The Compensation Committee is aware that Meridian is also providing similar services to the compensation committee at HFC but our Compensation Committee manages its relationship with Meridian independently of the relationship that Meridian has with the HFC compensation committee. The aggregate amount of fees HLS paid to Meridian for the services it engaged Meridian to perform during the 2021 fiscal year was approximately $19,907. The aggregate amount of fees HFC paid to Meridian for the services it engaged Meridian to perform during the 2021 fiscal year was approximately $263,000.

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

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting equity compensation for the Named Executive Officers. In 2020, the Compensation Committee reviewed comparison data provided by the Compensation Consultant with respect to annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the incentive compensation paid to our executive officers as compared to companies with which we compete for executive talent. In addition, the Compensation Committee reviewed such data to evaluate whether our incentive compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtained market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive equity compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2021 equity compensation included the following companies, which are representative of the companies with which we compete for talent:

Antero Midstream Corporation	Enable Midstream Partners, LP
Black Stone Minerals, L.P.	EnLink Midstream Partners, LP
Callon Petroleum Company	Phillips 66 Partners LP
Centennial Resource Development, Inc.	Shell Midstream Partners, L.P.
Crestwood Equity Partners LP	Summit Midstream Partners, LP
Delek Logistics Partners, LP	TC Pipelines, LP

The peer group used for 2021 compensation was adjusted from the peer group used with respect to 2020 compensation due to consolidation and simplification across the midstream industry sector and recommendations from the Compensation Consultant.

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

Role of Named Executive Officers in Determining Executive Compensation

In making executive equity compensation decisions for 2021 for Mr. Cunningham, the Compensation Committee reviewed the total compensation provided to him in the prior year, his overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considered recommendations by the Chief Executive Officer and President and other factors in determining the appropriate final equity compensation amounts to recommend to the Board.

Various members of management facilitated the Compensation Committee’s consideration of equity compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself or herself. As described above, the Compensation Committee reviewed and made a recommendation to the Board as to the long-term equity compensation of Mr. Cunningham for 2021.

In the fourth quarter of 2020, the Chief Executive Officer and President reviewed information similar to that provided to the Compensation Committee for purposes of determining salary and bonus compensation for Mr. Cunningham for 2021. The Chief Executive Officer sets compensation for his direct reports who are solely dedicated to HLS and who do not serve as President of HLS, and the President sets compensation for his direct reports who are solely dedicated to HLS and who do not serve as Chief Financial Officer of HLS.

Overview of 2021 Executive Compensation Components and Decisions

The components of compensation received by Mr. Cunningham in 2021 are as follows:

•base salary;
•annual incentive cash bonus compensation;
•long-term equity incentive compensation;
•severance and change in control benefits;
•health and retirement benefits; and
•perquisites.

Each of these components is described in further detail in the narratives and/or tables that follow.

Base Salary

Base salary for Mr. Cunningham for 2021 was determined by the President of HLS in the fourth quarter of 2020. The President considered Mr. Cunningham’s position, level of responsibility and performance in 2020. The President also reviewed competitive market data relevant to his position. Following a review of the various factors listed above, Mr. Cunningham’s 2021 base salary was $342,505, which was effective January 1, 2021 and which represented a 2.7% increase from Mr. Cunningham’s 2020 base salary of $333,500.

Annual Incentive Cash Bonus Compensation

Target awards and performance metrics for the 2021 annual incentive plan for Mr. Cunningham were determined by the President of HLS in the fourth quarter of 2020.

The following table sets forth the minimum, target and maximum award opportunities (as a percentage of annual base salary) for Mr. Cunningham for 2021, and the portion of Mr. Cunningham’s target award opportunity that is allocated to each performance measure (as a percentage of his annual base salary). These target percentages were unchanged from the 2020 year.

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
To facilitate timely determination of award payouts, the measurement period for each of the above metrics covers four consecutive quarters starting with the fourth quarter of the preceding year (2020) and ending with the third quarter of the following year (2021).
These awards were subject to our achievement of specified levels of performance with respect to financial, operational and strategic and individual performance measures. The following table sets forth the various components for each measure.

Performance Measure (percentage of the annual bonus awards)	Components (percentage of each performance measure)	How It’s Measured (percentage of each component)
Financial (40%)	EBITDA	Cumulative EBITDA performance of HEP vs. Cumulative Target for HEP
Operational (40%)	• Environmental, Health and Safety (40%)(1) • Reliability (40%) (2) • Operating Expense vs. Budget (20%) (3)	• Recordable Injury Rate • Lost Time Injuries • Vehicle Incidents • Employee Based Environmental Releases • Solomon Liquid Pipeline Availability
Strategic and Individual (20%)	Relevant individual metrics for each named executive officer	Mark T. Cunningham • Safety and environmental • Capital project management

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

Financial Measures

The table below sets forth the threshold, target and maximum performance levels for each financial measure and the actual results for the financial measures in 2021:

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2021	Percent of Target Bonus Achievement
EBITDA (in millions)	$330	$348	$365	$351	120%
________________________
Payouts are interpolated between threshold and target and target and maximum.
Operational Measures

The table below sets forth the threshold, target and maximum performance levels for each operational measures and the actual results for the operational measures in 2021:

Metric	Threshold (50%)	Target (100%)	(200)%	Maximum (250%)	Actual for 2021	Percent of Target Bonus Achievement
EH&S						238%
Recordable Injury Rate	1.0	0.80	0.60	0	0	250%
Lost Time Injuries	2	1	n/a	0	0	250%
Vehicle Incidents	1.8	1.4	1.0	0	0.65	200%
Employee Based Environmental Releases	3	2	1	0	0	250%
______________________
Payouts are interpolated between thresholds and targets and target up to a 200% payout. To achieve a maximum payouts, no incidents are allowed.

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2021	Percent of Target Bonus Achievement
Reliability	98.0% Available	98.75% Available	≥ 99.5% Available	99.86%	200%
Operating Expense	5% over Budget	Budget	5% or more under Budget	4.7% under Budget	194%

_________________________
Payouts are interpolated between threshold and target and target and maximum.

The total percent of target bonus achieved for the operational measures was 214%.

Strategic and Individual Performance Measures

In addition to the measures mentioned above, a portion of the award for Mr. Cunningham was based on the President’s evaluation of Mr. Cunningham’s strategic and individual performance during the year. Mr. Cunningham achieved 100% of his target bonus for the strategic and individual performance measures.

2021 Performance
The following table sets forth Mr. Cunningham’s target bonus as a percentage of base salary and the actual payouts to Mr. Cunningham for 2021 as a percentage of base salary.

Name	Target Bonus	Financial Measures	Operational Measures	Strategic and Individual Measures	Percentage of Base Salary Earned	Percentage of Target Bonus Earned
Mark T. Cunningham	45%	21.6%	38.5%	11.3%	71.3%	158.4%

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

The Compensation Committee and the Board typically grant long-term equity incentive awards to dedicated HLS officers on an annual basis. Annual long-term equity incentive award grants are made in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the dedicated HLS officers. As a result, annual long-term equity incentive awards for the 2021 year were granted in October 2020 to the individuals who were dedicated HLS officers at that time. Pursuant to SEC rules, the long-term equity incentive awards granted in October 2020 for the 2021 year are disclosed as 2020 compensation in the Summary Compensation Table (with respect to those Named Executive Officers who received long-term equity incentive awards from us in October 2020) and are not included in the 2021 Grants of Plan-Based Awards table; however, because these awards relate to the 2021 year, they are described in greater detail below.

In determining the appropriate amount and type of long-term equity incentive awards to be granted each year, the Compensation Committee and the Board consider the executive’s position, scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies. Our goal is to reward the creation of value and strong performance with variable compensation dependent on that performance.

For the 2021 year, the Board awarded both phantom units and performance units to Mr. Cunningham. Due to SEC rules regarding the timing of disclosures, Mr. Cunningham’s awards with respect to the 2021 year are reflected in the Executive Compensation Tables below as awards granted in the 2020 year. It is generally our practice not to make long-term equity incentive award grants to the HFC Shared Officers. Any equity compensation awards granted by HFC for 2021 to any of the HFC Shared Officers will be disclosed in HFC’s 2022 Proxy Statement to the extent such individuals are “named executive officers” of HFC for the 2021 year.

Phantom Unit Awards

In October 2020, Mr. Cunningham was granted phantom units with respect to 2021 services. The number of phantom units awarded was initially recommended by the Compensation Committee, and approved by the Board. Mr. Cunningham’s award was in a dollar amount established according to his pay grade. The award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the number of phantom units awarded to Mr. Cunningham in October 2020 for the 2021 fiscal year:

Name	Number of Phantom Units
Mark T. Cunningham	13,635
Phantom unitholders have the right to receive distribution equivalents and other distributions paid with respect to such phantom units, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

The phantom units granted to Mr. Cunningham in October 2020 vest in three equal annual installments according to the schedule below, subject to continued employment by the unitholder.

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

In connection with Mr. Cunningham's retirement on February 18, 2022, 2,092 phantom units granted under his 2020 phantom unit award described above vested on a pro rata basis in an amount attributable to the portion of the period of service Mr. Cunningham completed during the applicable vesting period and the remainder of the unvested phantom unit award was forfeited.

Performance Unit Awards

A performance unit is a notational phantom unit that entitles the grantee to receive a common unit upon the attainment of pre-established performance targets over a specified performance period, which may include the achievement of specified financial objectives determined by the Compensation Committee and the Board, and satisfaction of certain continued service conditions.

In October 2020, Mr. Cunningham was granted performance units with a performance period that began on January 1, 2021 and ends on December 31, 2023. An executive officer generally must remain employed through the end of the performance period to be eligible to earn any of the performance units. The provisions affecting the vesting of these awards upon a change in control or certain terminations of employment are described below in the section titled “Potential Payments upon Termination and Change in Control.”

With respect to the performance unit awards for the 2021 year, Mr. Cunningham was granted a target number of performance units. The target number was initially recommended by the Compensation Committee, and approved by the Board, in dollar amounts established according to the pay grade of the executive officer. The target award is then converted to a number of units by dividing the targeted dollar amount by the closing price of our common units on the grant date of the award. The following table sets forth the target number of performance units granted to Mr. Cunningham in October 2020 for the 2021 year:

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
MPLX LP

For the performance unit awards granted in October 2020 for the 2021 fiscal year:

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

In connection with Mr. Cunningham’s retirement on February 18, 2022, 10,889 performance units granted under his 2020 performance unit award described above vested on a pro rata basis in an amount attributable to the portion of the period of service Mr. Cunningham completed during the applicable vesting period multiplied by the target number of performance units awarded and the remainder of the unvested 2020 performance unit award was forfeited.

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

Defined Contribution Plan

For 2021, Mr. Cunningham was eligible to participate in the HollyFrontier Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees who are not eligible to participate in the NQDC Plan may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan, while employees who participate in the NQDC Plan may contribute amounts between 0% and 50% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $19,500 for 2021, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,500.

For 2021, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2021, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Mr. Cunningham were charged to us in 2021 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2021, Mr. Cunningham was eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

Participants in the NQDC Plan can contribute between 1% and 50% of their eligible earnings, which includes base salary and bonuses, to the NQDC Plan. Participants in the NQDC Plan may also receive certain employer-provided contributions, matching restoration contributions, retirement restoration contributions, and nonqualified nonelective contributions. Matching restoration contributions and retirement restoration contributions represent contribution amounts that could not be made under the 401(k) Plan due to Internal Revenue Code limitations on tax-qualified plans. Participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan, regardless of whether the individual has met the contribution limitations under the 401(k) Plan. See the narrative preceding the “Nonqualified Deferred Compensation Table” for additional information regarding these contributions and the other terms and conditions of the NQDC Plan.

The NQDC Plan benefits for Mr. Cunningham were charged to us in 2021 pursuant to the Omnibus Agreement.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HFC, that are generally made available to all full-time employees of HFC. Health and welfare benefits for Mr. Cunningham were charged to us in 2021 pursuant to the Omnibus Agreement.

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. We provided a reserved parking space for Mr. Cunningham in 2021. In addition, we may also reimburse our executive officers for limited entertainment expenses that we deem to serve a business purpose and provide personal benefits to our executive officers in limited circumstances associated with executive team-building and strategy planning events.

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

We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HFC. The Change in Control Agreement with Mr. Cunningham was terminated effective February 18, 2022 when Mr. Cunningham retired, however, pursuant to SEC disclosure rules, the material terms of that agreement as in effect on December 31, 2021 are still required to be described herein. See the section below titled “Potential Payments upon Termination or Change in Control” for additional details.

HFC has entered into Change in Control Agreements with Messrs. Jennings, Voliva and Harrison and Ms. Bhatia, which were in effect during 2021 and the costs of which are fully borne by HFC (the “HFC Change in Control Agreements”). Payments and benefits under the HFC Change in Control Agreements are triggered only upon a change in control of HFC. The material terms, and the qualification, of the potential amounts payable under the HFC Change in Control Agreements with Messrs. Jennings and Voliva and Ms. Bhatia will be described in HFC’s 2022 Proxy Statement.

Unit Ownership and Retention Policy for Executives

The Board, the Compensation Committee and our executive officers recognize that ownership of our common units is an effective means by which to align the interests of our officers with those of our unitholders. The dedicated HLS officers are subject to the HEP unit ownership and retention policy. The unit retention requirement for Mr. Cunningham prior to his retirement was as follows:

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

As of December 31, 2021, Mr. Cunningham was in compliance with the unit ownership and retention policy.

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

Recoupment of Compensation

In October 2021, the Board revised its formal clawback policy originally adopted by the Board in 2018 (the “Clawback Policy”) to expand the applicability of the policy to former employees who are determined to have engaged in conduct in violation of the policy during their employment and to add a misconduct prong permitting the clawback of compensation for employees and former employees who are determined to have engaged in Misconduct (as defined below). The Clawback Policy provides that upon the occurrence of a material restatement of our financial statements (other than due to a change in accounting policy or applicable law) or upon certain acts of Misconduct, the Board may recover bonus and other incentive and equity based compensation (the “Incentive Compensation”) awarded to Board appointed officers of HLS and our subsidiaries. The Clawback Policy applies to both current and former employees who are Board appointed officers of HLS and our subsidiaries; provided, however, that the Clawback Policy only applies to Incentive Compensation awarded on or after November 1, 2021 for Board appointed officers who are former employees.

In the case of a material restatement of our financial statements (other than due to a change in accounting policy or applicable law), the Board may recover Incentive Compensation that was paid or awarded during the 24-month period preceding the restatement from such officers. In the event of such material restatement, if the Incentive Compensation would have been lower had it been calculated based on such restated results, the Compensation Committee may (as determined in its sole discretion and to the extent permitted by governing law and as appropriate under the circumstances) seek to recover for our benefit all or a portion of such Incentive Compensation awarded to any covered employee. In determining whether to seek recovery, the Compensation Committee may take into account any considerations as it deems appropriate, including whether the error was caused by intentional misconduct or fraud. The amount of any recovery and the source of such recovery (whether from unvested equity compensation or future compensation payable to the covered employee) will be determined in the sole discretion of the Compensation Committee.

In any instance in which a current Board appointed officer of HLS or our subsidiaries or a former Board appointed officer employed by HLS or our subsidiaries at any point during the twelve-month period preceding the date the Compensation Committee is notified of an event of Misconduct, which is defined to include any of the following acts or events (each an act of “Misconduct”):

•an act or acts of dishonesty constituting a felony or serious misdemeanor and resulting or intended to result directly in gain or personal enrichment at the expense of HLS, HEP or any of its subsidiaries;
•gross or willful and wanton negligence in the performance of such officer’s material and substantial duties of employment with HLS, HEP and its subsidiaries; or
•conviction of a felony involving moral turpitude;

the Compensation Committee may (as determined in its sole discretion and to the extent permitted by governing law and as appropriate under the circumstances) cause HLS to (a) seek recovery of Incentive Compensation that such officer was awarded or vested within the prior 24-month period or at any time during or following the Misconduct and/or (b) cancel such officer’s unvested, unearned or unsettled Incentive Compensation without consideration; provided, however, that recoupment of Incentive Compensation from former employees only applies to Incentive Compensation awarded on or after November 1, 2021.

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

2022 Compensation Decisions

Long-Term Equity Incentive Compensation
On October 27, 2021, Mr. Cunningham notified the Board that he was retiring from all officer positions and as an employee of HLS and its subsidiaries effective February 18, 2022. Due to Mr. Cunningham’s retirement, no long-term equity incentive awards were granted to Mr. Cunningham in 2021 for the 2022 year. The Board did not grant any long-term equity incentive awards to any of the other Named Executive Officers in 2021 for the 2022 year.

Annual Incentive Cash Bonus Compensation
In October 2021, the Chief Executive Officer, reviewed the contributions of Mr. Voliva, as President of HLS, and determined that Mr. Voliva will participate in HEP’s 2022 annual incentive cash bonus program in light of his increased responsibilities for HLS and HEP at a target bonus opportunity equal to $400,000, based on a target bonus percentage of 100%.

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
Michael C. Jennings, Chairperson

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

Name and Principal Position	Year	Salary	Unit Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Michael C. Jennings Chief Executive Officer (4)	2021	$1,084,154	$—	$1,210,579	$—	$2,294,733
	2020	1,148,308	—	380,911	—	1,529,219
John Harrison Senior Vice President, Chief Financial Officer and Treasurer (5)	2021	$272,373	$—	$—	$—	$272,373
	2020	219,362	—	—	—	219,362
Richard L. Voliva III President (4)	2021	$697,604	$—	$463,122	$—	$1,160,726
	2020	680,192	650,010	366,219	—	1,696,421
	2019	620,989	—	—	—	620,989
Mark T. Cunningham Senior Vice President, Operations and Engineering	2021	$343,791	$—	$247,083	$73,660	$664,534
	2020	336,066	332,449	187,697	65,898	922,110
	2019	322,233	306,847	180,078	63,638	872,796
Vaishali S. Bhatia Senior Vice President, General Counsel and Secretary (4)	2021	$476,567	$—	$129,149	$—	$605,716
	2020	403,077	—	8,364	—	411,441
	2019	229,987	—	—	—	229,987

(1)    Represents the aggregate grant date fair value of awards of equity awards made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2021 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

For Mr. Cunningham, awards for the 2020 fiscal year granted in November 2019 are reported in the “Unit Awards” column of the Summary Compensation Table for 2019 and awards for the 2021 fiscal year granted in October 2020 are reported in the “Unit Awards” column of the Summary Compensation Table for 2020, in each case, in accordance with SEC rules. Mr. Cunningham did not receive an award for the 2022 fiscal year due to his retirement in February 2022.

For Mr. Voliva, the award reflected in 2020 was a grant of phantom units in recognition of his contributions to the Company for the 2020 fiscal year, including his advancement of business development opportunities and his oversight of growth projects.

The terms of the equity awards granted in October 2021 are described under “Compensation Discussion and Analysis-2022 Compensation Decision-Long-Term Equity Incentive Compensation.” For additional information on outstanding equity awards, see below under “Outstanding Equity Awards at Fiscal Year End.”
(2)    Represents the annual incentive amount, if any, paid under our Annual Incentive Plan. The 2021 award amounts under our Annual Incentive Plan are described above in greater detail under “Compensation Discussion and Analysis–Overview of 2021 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” See Note 5 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Jennings and Voliva and Ms. Bhatia for 2021. Although these amounts are reported in the “Non-

Equity Incentive Plan Compensation” column, they represent incentive compensation determined by and earned pursuant to the HFC annual incentive bonus program.

(3)    For 2021, includes the compensation as described under “All Other Compensation” below.

(4)    During 2021, each of these officers split their professional time between HFC and us, and all compensation paid to the officer for 2021 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to these officers for 2021 is allocated to the services the officer performed for us during 2021. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his professional time in 2021 on our business and affairs:

Name	Percentage of Time
Michael C. Jennings	20%
Richard L. Voliva III	30%
Vaishali S. Bhatia	25%

    As a result, only the designated percentage of the total amount of compensation each officer received from HFC for 2021 has been reported in this table, and the allocated amount has been solely attributed in the table above to the officer’s base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to his name above. The total compensation paid by HFC to Messrs. Jennings and Voliva and Ms. Bhatia (including the portion of their salary and non-equity incentive compensation reported in this table), and a discussion of how the total amount of the officer’s non-equity incentive plan compensation for 2021 was determined, will be disclosed in HFC’s 2022 Proxy Statement.
(5)    During 2021, Mr. Harrison split his professional time between HFC and us, and all compensation paid to him for 2021 was determined and paid by HFC. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HFC to him for 2021 is allocated to the services he performed for us during 2021. The allocation was made based on the assumption that he spent, in the aggregate, approximately 25% of his professional time in 2021 on our business and affairs.

As a result, only the designated percentage of the total amount of compensation Mr. Harrison received from HFC for 2021 has been reported in this table, and the allocated amount has been solely attributed in the table above to his base salary. This amount represents the aggregate dollar value of total compensation paid to him by HFC (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by 25%. The total compensation paid by HFC to Mr. Harrison in 2021 (including the portion of his salary reported in this table) is as follows: (i) salary of $298,646 for the entirety of 2021, (ii) a one-time discretionary bonus of $70,000 relating to a successful corporate acquisition consummated in 2021, (iii) stock awards of $266,722, which reflect the aggregate grant date fair value of awards of restricted stock units and performance share units granted by HFC to Mr. Harrison in November 2021 (3,927 restricted stock units and 3,927 performance share units (at target), based on a grant date closing price of $33.96 for HFC’s common stock), calculated in accordance with FASB ASC Topic 718, (iv) a cash incentive award pursuant to the Long-Term Incentive Plan of $133,335, which vests over a three-year period in increments of one-third starting on December 1, 2022, (v) $252,122 pursuant to HFC’s 2021 annual incentive cash compensation program, (vi) $36,250 in 401(k) plan matching contributions and retirement contributions in 2021, and (vii) $32,416 in NQDC Plan matching contributions and retirement contributions in 2021. For additional information regarding HFC’s compensation arrangements, please refer to HFC’s 2022 Proxy Statement.

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2021 in the Summary Compensation Table above.

Name (1)	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Total
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$17,400	$18,850	$17,957	$19,453	$73,660
Vaishali S. Bhatia	—	—	—	—	—
______________
(1)The value of the perquisites provided by us to our Named Executive Officers in 2021 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2021. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our Annual Incentive Plan.

Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. However, none of our Named Executive Officers received equity plan-based awards from us during 2021 for the 2022 fiscal year.

	Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Equity Awards	Grant Date Fair Value
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
John Harrison	—	—	—	—	—	—	—	—	—	—
Richard L. Voliva	—	—	—	—	—	—	—	—	—	—
Mark T. Cunningham	AICP		$77,353	$154,706	$309,412
Vaishali S. Bhatia	—	—	—	—	—	—	—	—	—	—

(1)    Represents the potential payouts for awards granted under our annual incentive cash compensation program, which were subject to achieving certain performance targets with respect to financial measures, operational measures and strategic and individual measures. Amounts reported (a) in the “Threshold” column reflect 50% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the award, (b) in the “Target” column reflect 100% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the target amount payable under the award, and (c) in the “Maximum” column reflect 200% of the named executive officer’s target award opportunity under the annual incentive cash compensation program, which is the maximum amount payable under the award. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the financial measures, operational measures and strategic and individual measures under the annual incentive cash compensation program, then 0% of the named executive officer’s target award opportunity will be earned. The performance targets and target awards are described under “Compensation Discussion and Analysis–Overview of 2021 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” Although these awards were granted in the fourth quarter of 2020, they represent the 2021 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2021. Amounts paid to Messrs. Jennings, Harrison and Voliva and Ms. Bhatia for 2021 were earned and paid pursuant to the HFC annual incentive bonus program and are not included in this Grants of Plan-Based Awards table. A full discussion and reporting of the amounts paid to Messrs. Jennings and Voliva and Ms. Bhatia will be disclosed in HFC’s 2021 Proxy Statement. The amount paid to Mr. Harrison is reported in Note 5 to the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding phantom units and performance units held by each Named Executive Officer as of December 31, 2021, including awards that were granted prior to 2021. The value of these awards was calculated based on a price of $16.49 per unit, the closing price of our common units on December 31, 2021. Messrs. Jennings and Harrison and Ms. Bhatia do not hold any outstanding equity awards under our Long-Term Incentive Plan, and the table below does not reflect any outstanding HFC equity awards held by any of our Named Executive Officers. Mr. Cunningham received accelerated vesting of certain awards shown in the table below in connection with his February 2022 retirement, described in more detail within the section below titled “Potential Payments Upon Termination or Change in Control.”

Under SEC rules, the number and value of performance units reported is based on the number of units payable at the end of the performance period assuming the target level of performance is achieved for the awards granted in 2019, and maximum with respect to the awards granted in 2020. In this table, awards are abbreviated as “PHUA” for phantom unit awards and “PUA” for performance unit awards. The provisions applicable to these awards upon certain terminations of employment or a change in control are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Name	Award Type	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	PHUA	36,354	$599,477	—	—
Mark T. Cunningham	PHUA	11,216	$184,952
	PUA			33,648	$554,856
Vaishali S. Bhatia	—	—	—	—	—

(1)    Includes the following phantom unit awards granted by us:
•in October 2019 to Mr. Cunningham (2,126), which will vest on December 1, 2022; and
•in October 2020 to Mr. Voliva (36,354) and to Mr. Cunningham (9,090), half of which will vest on December 1, 2022 and the remaining half vests on December 1, 2023.

(2)    Includes the following performance unit awards granted by us (the amounts included in the parentheticals reflect the target number of performance units subject to each award):
•in October 2019 to Mr. Cunningham (6,378 at target), with a performance period that ends on September 30, 2022 and a service period that ends on December 1, 2022 (or the first business day thereafter if such date is a Saturday or a Sunday); and
•in October 2020 to Mr. Cunningham (13,635 at target, 27,270 at maximum), with a performance period that ends on September 30, 2023 and a service period that ends on December 1, 2023 (or the first business day thereafter if such date is a Saturday or a Sunday).

Option Exercises and Units Vested
The following table provides information regarding the vesting in 2021 of phantom unit and/or performance unit awards held by the Named Executive Officers. Messrs. Jennings and Harrison and Ms. Bhatia do not currently hold any equity awards under our Long-Term Incentive Plan, and they did not have any equity awards under our Long-Term Incentive Plan that vested during 2021. The table below does not reflect any information regarding the vesting in 2021 of any HFC equity awards held by any of our Named Executive Officers. To date, we have not granted any unit options.

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

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael C. Jennings	—	—
John Harrison	—	—
Richard L. Voliva III	18,177	$298,466
Mark T. Cunningham (1)	11,804	$201,762
Vaishali S. Bhatia	—	—

(1)Includes the following number of common units (shown in column (b) below) that became payable to the executive officer on February 9, 2022 following the Board’s certification that the applicable standards for the target performance units granted to the executive officer in November 2018 (shown in column (a) below), the performance period for which ended December 31, 2021, had been met (based on a performance percentage of 65%), which performance units are treated, in accordance with SEC rules, as vesting during 2021:

Name	Performance Units Granted in November 2018 (a)	Number of Common Units (b)
Mark T. Cunningham	5,220	3,393

Nonqualified Deferred Compensation

In 2021, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan is a nonqualified plan (i.e., not tax-qualified under Section 401 of the Code) that, in 2021, functioned as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2021, the annual deferral contribution limit under the 401(k) Plan was $19,500, and the annual compensation limit was $290,000. Deferral elections made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Prior to 2020, participants in the NQDC Plan were required to contribute the maximum contribution allowed under the 401(k) Plan before deferrals would be permitted in the NQDC Plan. On and after January 1, 2020, participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn.

Eligible participants may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation and certain other items. In 2021, eligible participants were required to make catch-up contributions to the 401(k) Plan before any contributions will be deposited into the NQDC Plan. For 2021, the catch-up contribution limit was $6,500. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the year immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HFC subsidizes a participant’s earnings under the NQDC Plan. During 2021, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the 401(k) Plan, except as follows:

•the 401(k) Plan offers the Mid Cap Value R1 Fund, Principal Stable Value Z Fund, Principal Self-Directed Brokerage Account, and the stock of HFC; and
•the NQDC Plan instead offers the American Century Mid-Cap Value I Fund, and Vanguard Federal Money Market Investor Fund.

The following table lists the investment options for the NQDC Plan in 2021 with the annual rate of return for each fund:

Investment Funds	Rate of Return
American Century Mid-Cap Value I Fund	23.30%
Fidelity Contrafund	24.35%
Harbor Capital Appreciation Inst Fund	15.63%
Hartford SmallCap Growth Y Fund	3.68%
Invesco Oppenheimer Developing Markets R6 Fund	(7.13)%
Invesco Oppenheimer International Growth R6 Fund	10.99%
LargeCap S&P 500 Index Inst Fund	28.42%
MidCap S&P 400 Index Inst Fund	24.38%
PIMCO Total Return Instl Fund	(0.84)%
SmallCap S&P 600 Index Inst Fund	26.20%
T. Rowe Price Retirement 2005 Fund	8.05%
T. Rowe Price Retirement 2010 Fund	8.75%
T. Rowe Price Retirement 2015 Fund	9.54%
T. Rowe Price Retirement 2020 Fund	10.47%
T. Rowe Price Retirement 2025 Fund	11.88%
T. Rowe Price Retirement 2030 Fund	13.55%
T. Rowe Price Retirement 2035 Fund	15.08%
T. Rowe Price Retirement 2040 Fund	16.35%
T. Rowe Price Retirement 2045 Fund	17.20%
T. Rowe Price Retirement 2050 Fund	17.35%
T. Rowe Price Retirement 2055 Fund	17.29%
T. Rowe Price Retirement 2060 Fund	17.41%
Vanguard Equity-Income Adm. Fund	25.64%
Vanguard Federal Money Market Investor Fund	0.01%
Vanguard Total Bond Market Index Institutional Fund	(1.65)%
Vanguard Total International Stock Index Institutional Fund	8.68%

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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Mr. Cunningham were charged to us in 2021 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan account for Mr. Cunningham. Even though Messrs. Jennings, Harrison, Voliva and Ms. Bhatia were also participants in the NQDC Plan in 2021, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HFC during 2021. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Jennings and Voliva and Ms. Bhatia will be provided in HFC’s 2022 Proxy Statement.

Name	Executive Contributions in 2021 (1)	Company Contributions in 2021 (2)	Aggregate Earnings in 2021	Aggregate Withdrawals/ Distributions in 2021	Aggregate Balance at December 31, 2021 (3)
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Richard L. Voliva III	—	—	—	—	—
Mark T. Cunningham	$51,329	$37,410	$76,141	—	$1,361,472
Vaishali S. Bhatia	—	—	—	—	—
_______________

(1)    The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2021.

(2)    These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2021.

(3)    The aggregate balance for Mr. Cunningham reflects the cumulative value, as of December 31, 2021, of his and employer-provided contributions to the NQDC Plan for his account, and any earnings on these amounts, since he began participating in the NQDC Plan in 2012. We reported executive and company contributions for Mr. Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2021	Years Prior to 2021
Mark T. Cunningham	$88,739	$1,205,306

Potential Payments upon Termination or Change in Control

We had a Change in Control Agreement with Mr. Cunningham until his retirement on February 18, 2022 and we maintain the Long-Term Incentive Plan, which provides for severance compensation and/or accelerated vesting of equity compensation in the event of a termination of employment following a change in control or under other specified circumstances. These arrangements are summarized below.

Change in Control Agreements

HFC has entered into a Change in Control Agreement with each of Messrs. Jennings, Voliva and Harrison and Ms. Bhatia. Payments and benefits under the HFC Change in Control Agreements are triggered only upon certain termination events in connection with a change in control of HFC. A summary of the terms of the HFC Change in Control Agreements, and a quantification of potential benefits under the HFC Change in Control Agreement with Messrs. Jennings and Voliva and Ms. Bhatia, will be disclosed in HFC’s 2022 Proxy Statement.

We entered into a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and his agreement terminated effective upon his retirement on February 18, 2022. For purposes of the disclosures below, we have continued to provide information on Mr. Cunningham’s potential benefits pursuant to that agreement as it was still in effect on December 31,

2021, although we have also provided a description of the actual amounts that he received in connection with his retirement in the 2022 year below. We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and such agreement terminated on October 31, 2016 when he entered into a Change in Control Agreement with HFC. Therefore, there are no Change in Control Agreements that we currently maintain with a Named Executive Officer as of the date of this filing.

Each Change in Control Agreement under our Change in Control Policy terminates on the day prior to the three-year anniversary of its effective date, and thereafter automatically renews for successive one-year terms (on each anniversary date thereafter) unless a cancellation notice is given by us 60 days prior to the automatic extension date. The Change in Control Agreements provide that if, in connection with or within two years after a “Change in Control” of HFC, HLS, HEP Logistics or HEP (1) the executive’s employment is terminated by HFC, HLS, HEP Logistics or HEP without “Cause,” by the employee for “Good Reason,” or as a condition of the occurrence of the transaction constituting the “Change in Control,” or (2) the executive does not remain employed by HFC, HLS, HEP Logistics or HEP or any of their respective affiliates or the executive is not offered employment with HFC, HLS, HEP, HEP Logistics or any of their affiliates on substantially the same terms in the aggregate as his previous employment within 30 days after the termination, then the executive will receive the following cash severance amounts paid by us:

•an amount equal to his accrued and unpaid salary, unreimbursed expenses and accrued vacation pay; and

•a lump sum amount equal to a designated multiplier times (i) the executive’s annual base salary as of the date of termination or the date immediately prior to the “Change in Control,” whichever is greater, and (ii) the executive’s annual bonus amount, calculated as the average annual bonus paid to him for the prior three years. The severance multiplier was 1.0 for Mr. Cunningham prior to his retirement.

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

All outstanding performance units granted in 2019 will vest at 200% in the event of a Special Involuntary Termination and all outstanding performance units granted during 2020 or thereafter will vest at 100% (target) in the event of a Special Involuntary Termination.

In the event of an executive’s death, disability or retirement, phantom units and performance units vest as follows:

•Phantom Units: Upon death or disability, the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units. Under the phantom units granted in or after November 2019, upon “Retirement,” the executive will vest with respect to a pro rata number of units attributable to the period of service completed during the applicable vesting period and will forfeit any unvested units.

•Performance Units: Pursuant to the terms of the performance unit award agreements for grants awarded in or after November 2019, upon “Retirement”, and in the case of the October 2020 performance unit awards, upon death or disability, the executive becomes vested in a number of performance units attributable to the period of service completed during the applicable vesting period multiplied by the target number of performance units awarded and will forfeit any unvested units. Pursuant to the terms of the October 2019 and October 2020 performance unit award agreements, upon death or disability, the executive will remain eligible to vest with respect to a pro-rata number of units attributable to the period of service completed during the applicable performance period (rounded up to include the month of termination) and will forfeit any unvested units. For the October 2019 and October 2020 performance unit award agreements, the Compensation Committee will determine the number of remaining performance units earned and the amount to be paid to the executive as soon as administratively possible after the end of the performance period based upon the performance actually attained for the entire performance period. For the October 2019 and October 2020 performance unit award agreements, the foregoing also applies if the executive separates from employment for any other reason other than a voluntary separation, Special Involuntary Termination or for “Cause.”

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

The long-term equity incentive awards granted in 2019 and 2020 were granted to our Named Executive Officers with certain restrictive covenants that generally mirror the release requirements and confidentiality restrictions found in our Change in Control Agreements described above. The awards were also granted with non-solicitation provisions that generally prevent the Named Executive Officers from soliciting any employee or service provider of us or our affiliates for one year following a termination of employment.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have been payable to the Named Executive Officers under the arrangements described above assuming their employment terminated under various scenarios, including in connection with a change in control, on December 31, 2021. For these purposes, our common unit price was assumed to be $16.49, which was the closing price per unit on December 31, 2021.

In reviewing the table, please note the following:

•For purposes of determining amounts under the “Cash Payments” column, accrued and unpaid salary and unreimbursed expenses were assumed to equal zero.

•Accrued vacation for a specific year is not allowed to be carried over to a subsequent year, so we assumed all accrued vacation for the 2021 year was taken prior to December 31, 2021. Because we accrue vacation in any given year for the following year, amounts reported as “Cash Payments” include vacation amounts for Mr. Cunningham of $39,521 accrued in 2021 for the 2022 year.

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

•Mr. Cunningham was eligible for retirement as of December 31, 2021. Assuming that Mr. Cunningham had retired on December 31, 2021 instead of in the 2022 year, his retirement benefits would have consisted of accelerated vesting of phantom units valued at $14,353 and accelerated vesting of performance units valued at $159,416. We assumed that Mr. Cunningham’s performance units granted in 2020 and 2019 would vest according to the pro-rata formula within his award agreements.

•The amount shown for “Value of Welfare Benefits” represents amounts equal to the monthly premium payable pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for medical and dental premiums, multiplied by 12 months for Mr. Cunningham.

•In calculating whether any tax reimbursements were owed to the Named Executive Officers, we used the following assumptions: (a) no amounts will be discounted as attributable to reasonable compensation, (b) all cash severance payments are contingent upon a change in control and (c) the presumption required under applicable regulations that the equity awards granted in 2021 were contingent upon a change in control could be rebutted. Based on these assumptions, none of the Named Executive Officers would receive any tax reimbursement or “gross-up” payments with respect to any amounts reported in the table below.

•No amounts potentially payable pursuant to the NQDC Plan are included in the table below since neither the form nor amount of any such benefits would be enhanced nor vesting or other provisions accelerated in connection with any of the triggering events disclosed below. Please refer to the section titled “Nonqualified Deferred Compensation” for additional information regarding these benefits.

Named Executive Officer	Cash Payments	Value of Welfare Benefits	Vesting of Equity Awards	Total
Michael C. Jennings	—	—	—	—
John Harrison	—	—	—	—
Richard L. Voliva III	—	—	—	—
Mark T. Cunningham Termination in connection with or following a Change in Control	$586,979	$18,840	$620,139	$1,225,958
Termination due to Death, Disability or without Cause	—	—	$173,769	$173,769
Vaishali S. Bhatia	—	—	—	—

Retirement Arrangements with Mark T. Cunningham

On October 27, 2021, Mr. Cunningham notified the Board of HLS that he was retiring from all officer positions and as an employee of HLS and its subsidiaries, effective February 18, 2022. Due to his expertise, history with HLS, involvement in current projects and the need to orderly transition his duties and knowledge to other individuals at HLS, starting on February 19, 2022, Mr. Cunningham will provide consulting services to HLS and its subsidiaries on a month-to-month basis for a period of twelve months. In connection with his consulting arrangement, Mr. Cunningham agreed to keep information about HLS and its subsidiaries obtained during his time as a consultant confidential. As consideration for his services, HLS will pay Mr. Cunningham a retainer of $50,000 per month to provide up to 40 hours of services per month to HLS and its subsidiaries as requested by senior management from time to time.

The outstanding equity awards that Mr. Cunningham held on February 18, 2022 received accelerated vesting. A total of 2,092 of his phantom units and 10,889 of his performance units were accelerated, for an aggregate value of $229,634 as of his retirement date. His vested phantom unit and performance unit awards will be settled six months following his retirement date, as Mr. Cunningham is subject to certain executive officer level deferral requirements imposed by Section 409A of the Code.

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

For Named Executive Officers performing all of their services for us, an appropriate part of total compensation is fixed, while another portion is variable and linked to performance. A portion of the variable compensation we provide is comprised of long-term incentives. A portion of the long-term incentives we provide is in the form of phantom units subject to time-based vesting conditions, which retains value even in a depressed market, so executives are less likely to take unreasonable risks. With respect to our performance units, payouts result in some compensation at levels below full target achievement, in lieu of an “all or nothing” approach. Further, our unit ownership guidelines require certain of our executives to hold at least a specified level of units (in addition to unvested and unsettled equity-based awards), which aligns an appropriate portion of their personal wealth to our long-term performance and the interests of our unitholders.

Also, our Clawback Policy requires the return of annual and long-term incentive compensation for:

•the occurrence of a material financial restatement (other than due to a change in accounting policy or applicable law);
•certain acts of dishonesty constituting a felony or serious misdemeanor and resulting or intending to result directly in gain or personal enrichment at the expense of HLS, HEP or any of its subsidiaries;
•gross or willful and wanton negligence in the performance of material and substantial duties of employment with HLS, HEP and its subsidiaries; and
•felony convictions involving moral turpitude.

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

CEO Pay Ratio

The employees providing services to us are either provided by HLS, which utilizes people employed by HFC to perform services for us, or seconded to us by subsidiaries of HFC, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the HFC employee population. As a result, we have used the same median employee that was identified by HFC following HFC’s examination of the 2021 taxable wages for all individuals who were employed by HFC in the U.S., Canada, and the Netherlands on December 15, 2021.

HFC identified the median employee by examining the 2021 taxable wages for all of its U.S., Canadian and Netherlands employees, including its CEO, who were employed by HFC on December 15, 2021. HFC included all U.S., Canadian and Netherlands employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 15, 2021 HFC employed 4,176 such persons. As permitted by the SEC rules, HFC excluded its 50 employees located in Austria, China, Germany, and the U.K. since those employees comprise less than 5% of HFC’s 4,226 worldwide employees. HFC did not make any assumptions, adjustments or estimates with respect to the taxable wages other than deducting stock vesting from the taxable wages, and HFC did not annualize the wages for any employees that were not employed by HFC for all of 2021. HFC believes the use of taxable wages is the most appropriate compensation measure since it allows for a consistent measurement for employees in different countries.

After identifying the median employee based on total taxable wages, HFC calculated annual 2021 compensation for the median employee using the methodology provided in the SEC rules. HFC’s median employee’s annual 2021 compensation was as follows:

Name	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2021	$103,189	—	—	$20,312	$12,350	$135,851

Our 2021 ratio of chief executive officer total compensation to the HFC median employee’s total compensation is reasonably estimated to be 17:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 15, 2022 the beneficial ownership of common units of HEP held by:

•each person known to us to be a beneficial owner of 5% or more of the common units;
•directors of HLS, the general partner of our general partner;
•each Named Executive Officer of HLS; and
•all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 105,440,201 common units outstanding as of February 15, 2022. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HollyFrontier Corporation(1)	59,630,030	56.6%
ALPS Advisors, Inc.(2)	5,947,463	5.6%
Mark T. Cunningham(3)	72,981	*
Larry R. Baldwin(4)	30,000	*
Michael C. Jennings(5)	26,377	*
Christine B. LaFollette(4)	24,548	*
Eric L. Mattson(4)	22,548	*
James H. Lee(4)(5)(6)	20,194	*
Richard L. Voliva III(3)(5)	17,840	*
John Harrison(5)	—	*
Vaishali S. Bhatia(5)	—	*
All directors and executive officers as group (9 persons)(7)	214,488	*

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
(2)Based on a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2022, ALPS Advisors, Inc. (“AAI”) acts as an investment adviser to certain investment companies, including Alerian MLP ETF (the “Funds”). AAI has shared voting power and shared dispositive power over 5,947,463 units owned by the Funds and may be deemed to be the beneficial owner of such units. The 5,947,463 common units that AAI may be deemed to beneficially own include 5,924,463 common units that the Funds may be deemed to beneficially own as of December 31, 2021. The address of AAI and Alerian MLP ETF is 1290 Broadway, Suite 1000, Denver, Colorado 80203.
(3)The number reported does not include unvested phantom units.
(4)The number reported includes 6,076 common units to be issued to the non-management director upon settlement of phantom units, some of which may vest and be settled within 60 days of February 15, 2022 under certain circumstances. Until settled, the non-management director has no voting or dispositive power over the common units underlying the phantom units.
(5)Messrs. Jennings, Voliva, Harrison and Lee and Ms. Bhatia each own common stock of HFC. Each of these individuals own common stock of HFC as set forth in the following table:

Name of Beneficial Owner	Number of Shares
Richard L. Voliva III (a)(b)	124,075
James H. Lee (c)	58,638
Michael C. Jennings (a)	77,947
John Harrison (a)	20,213
Vaishali S. Bhatia (a)	16,969
Total	297,842

(a)The number does not include unvested restricted stock units and performance share units.
(b)The number reported includes 17,034 shares of HFC common stock held by Mr. Voliva’s wife for which Mr. Voliva disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(c)The number reported includes 4,180 shares of HFC common stock to be issued to Mr. Lee, as a non-management director, upon settlement of restricted stock units, which may vest and be settled within 60 days of February 15, 2022 under certain circumstances. Until settled, Mr. Lee has no voting or dispositive power over the common stock underlying the restricted stock units.

As of February 15, 2022, there were 163,001,510 shares of HFC common stock outstanding. Each of Messrs. Jennings, Voliva, Harrison and Lee and Ms. Bhatia owns less than 1% of the outstanding common stock of HFC.
(6)The number reported includes 285 common units held by Mr. Lee’s wife. Mr. Lee’s wife has the right to receive distributions from, and the proceeds from the sale of, these common units. Mr. Lee disclaims beneficial ownership of the common units held by his wife except to the extent of his pecuniary interest therein.
(7)The number reported includes 24,304 common units to be issued to the non-management directors upon settlement of phantom units. Until settled, the non-management directors have no voting or dispositive power over the common stock underlying the phantom units. The number reported also includes 285 common units as to which Mr. Lee disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2021:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	356,701 (3)	—	753,425
Equity compensation plans not approved by security holders	—	—	—
Total	356,701	—	753,425

(1)All stock-based compensation plans are described in Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2021.
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
(3)Includes 153,438 units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 76,719 units would be issued upon the vesting of such performance units. Performance units granted in November 2018 with a performance period that ended on December 31, 2021 were not settled until certification by the Board in February 2022 that a performance percentage of 65% was attained for these performance units; however, such awards are not included in this column as outstanding since they are treated for purposes of the preceding executive compensation tables as vesting during 2021 in accordance with SEC rules.

For more information about our Long-Term Incentive Plan, refer to Item 11, “Executive Compensation - Overview of 2021 Executive Compensation Components and Decisions - Long-Term Incentive Equity Compensation.”

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

Operational stage

Distributions of available cash to our general partner and its affiliates	We currently distribute all of our available cash to unitholders of record on the applicable record date within 45 days after the end of each quarter, pro rata.

Payments to our general partner and its affiliates	We pay HFC or its affiliates an administrative fee, currently $2.6 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HFC or its affiliates. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HFC who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HFC for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HFC employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HFC and our general partner that addresses the following matters:

•our obligation to pay HFC an annual administrative fee, in the amount of $2.6 million for 2021, for the provision by HFC of certain general and administrative services;
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

Payment of general and administrative services fee
Under the Omnibus Agreement, we pay HFC an annual administrative fee, in the amount of $2.6 million for 2021, for the provision of various general and administrative services for our benefit. This fee is subject to annual adjustment for changes in the Producer Price Index Commodities - Finished Goods, et al. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

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

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HFC’s refineries and renewable diesel facilities under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2022 to 2036. Under these agreements, HFC agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2021, these agreements with HFC require minimum annualized payments to us of $352.8 million. However, as previously disclosed, our agreements with HFC were modified to account for the conversion of the Cheyenne refinery to renewable diesel production as discussed below, and as of January 1, 2021, require minimum annualized payments to us of $351.1 million.

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
•On August 2, 2021, in connection with the Sinclair Transactions, HEP and HFC entered into a Letter Agreement pursuant to which, among other things, HEP and HFC agreed, upon the consummation of the Sinclair Transactions, to enter into amendments to certain of the agreements by and among HEP and HFC, including the master throughput agreement, to include within the scope of such agreements the assets to be acquired by HEP pursuant to the Contribution Agreement. In addition, the Letter Agreement provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HFC enters into a definitive agreement to divest the Woods Cross Refinery, then HEP would sell certain assets located at, or relating to, the Woods Cross Refinery to HFC in exchange for cash consideration equal to $232.5 million plus the certain accounts receivable of HEP in respect of such assets, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HFC. The Letter Agreement also provides that HEP’s right to future revenues from HFC in respect of such Woods Cross Refinery assets will terminate at the closing of such sale.
•Revenues received from HFC were $390.8 million, $399.8 million and $411.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•HFC charged us general and administrative services under the Omnibus Agreement of $2.6 million for each of the years ended December 31, 2021 and 2020, respectively, and $2.6 million for the year ended December 31, 2019.
•We reimbursed HFC for costs of employees supporting our operations of $61.2 million, $55.8 million and $55.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•HFC reimbursed us $7.9 million, $10.0 million and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for expense and capital projects.
•We distributed $83.5 million, $95.2 million and $150.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, to HFC as regular distributions on its common units.
•Accounts receivable from HFC were $56.2 million and $48.0 million at December 31, 2021 and 2020, respectively.
•Accounts payable to HFC were $11.7 million and $18.1 million at December 31, 2021 and 2020, respectively.
•Revenues for the years ended December 31, 2021, 2020 and 2019 include $0.4 million, $0.5 million and $0.5 million, respectively, of shortfall payments billed to HFC in 2020, 2019 and 2018, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2021 and 2020, includes $4.1 million and $0.4 million, respectively, relating to certain shortfall billings to HFC.
•We received direct financing lease payments from HFC for use of our Artesia and Tulsa railyards of $2.1 million, $2.1 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
•We recorded a gain on sales-type leases of $35.2 million during the year ended December 31, 2019 and we received sales-type lease payments of $28.9 million and $4.8 million that were not included in revenues for the years ended December 31, 2021 and 2020, respectively.

OTHER RELATED PARTY TRANSACTIONS

Julia Heidenreich, Vice President, Renewables at HFC, is the wife of Richard Voliva, HFC's Executive Vice President and Chief Financial Officer and HLS's President. Ms. Heidenreich received cash and equity compensation totaling $723,174 in 2021. All the cash and equity compensation was paid to Ms. Heidenreich by HFC without any input from HLS. Ms. Heidenreich does not report to Mr. Voliva.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Board of Directors of our general partner adopted a written related party transactions policy to document procedures for the notification, review, approval, ratification and disclosure of related party transactions. Under the policy, a “related person” includes any director, director nominee, executive officer, or holder (together with any of its controlling or controlled affiliates) of more than 5% percent of our voting units or an immediate family member of any of the foregoing persons or an entity that is owned or controlled by any of the foregoing persons, any of the foregoing persons have a substantial ownership interest or control, or an entity in which any of the foregoing persons is an executive officer or general partner, or holds a similar position. The policy applies to any transaction, arrangement, or relationship or series of similar transactions, arrangements or relationships (including indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (ii) we, HLS or our subsidiaries are a participant, and (iii) a related person has a direct or indirect material interest.

Certain transactions, including compensation for services provided to a related person, such as an executive officer or director, are pre-approved under the policy. Any transactions between us, our general partner, any of our subsidiaries, on the one hand, and HFC or any of its subsidiaries, on the other hand, shall be submitted to the Conflicts Committee of our general partner for review and approval in accordance with the process established, and under the authority delegated by the Board of Directors of our general partner to the Conflicts Committee of our general partner for the review, evaluation and approval of intercompany transactions and shall not constitute a related party transaction under the policy.

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

The Code of Business Conduct and Ethics governs conflicts of interests involving employees who are not covered by the related party transaction policy described above. Conflict of interest transactions may be authorized if they are found to be in the best interest of the Partnership based on all relevant facts. Pursuant to the Code of Business Conduct and Ethics, conflicts of interest are to be disclosed to and reviewed by a supervisor who does not have a conflict of interest, the Human Resources Department or the Legal and Compliance Department, and approval must be obtained prior to proceeding with the potentially conflicted situation.

On August 2, 2021, in connection with the Sinclair Transactions, HEP and HFC entered into that certain Letter Agreement pursuant to which, among other things, HEP and HFC agreed, upon the consummation of the Sinclair Transactions, to enter into amendments to certain of the agreements by and among HEP and its affiliates, on the one hand, and HFC and its affiliates (other than HEP and its affiliates), on the other hand, including the Seventh Amended and Restated Master Throughput Agreement, dated February 8, 2021 (as amended from time to time, the “Master Throughput Agreement”), to include within the scope of such agreements the assets to be acquired by HEP pursuant to the Contribution Agreement. The amendment to the Master Throughput Agreement will include minimum volume commitments by HFC in respect of the certain assets acquired by HEP pursuant to the Contribution Agreement, as further described in the Letter Agreement. The amendments to certain of the other agreements between HEP and HFC are described in the Letter Agreement. HFC is the parent company of HLS, our ultimate general partner.

In addition, the Letter Agreement provides that if, as a condition to obtaining antitrust clearance for the Sinclair Transactions, HFC enters into a definitive agreement to divest the Woods Cross Refinery, then HFC and HEP will enter into a purchase agreement in substantially the form attached to the Letter Agreement, pursuant to which HEP and its affiliates would sell their assets located at, or relating to, the Woods Cross Refinery (the “Partnership WX Assets”) to HFC in exchange for cash consideration equal to $232.5 million plus the amount of all accounts receivable of HEP and its affiliates in respect of the Partnership WX Assets as of the closing date, with such sale to be effective immediately prior to the closing of the sale of the Woods Cross Refinery by HFC. The Letter Agreement also provides that HEP’s right to future revenues from HFC in respect of the Partnership WX Assets will terminate at the closing of such sale.

There are no other transactions required to be disclosed in this Item 13 entered into since January 1, 2021, that were required to be reviewed, ratified or approved pursuant to our Related Party Transaction Policy or Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2021 calendar year.
Fees paid to Ernst & Young LLP for 2021 and 2020 are as follows:

	2021	2020

Audit Fees (1)	$998,000	$924,000
Tax Fees	157,000	206,000
Total	$1,155,000	$1,130,000

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
See Index to Exhibits on pages 155 to 159.

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

2.3†
Membership Interest Purchase Agreement, dated August 7, 2017, between Plains Pipeline, L.P. and HEP Casper SLC LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated August 10, 2017, File No. 1-32225).

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

2.8†
Contribution Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., The Sinclair Companies, and Sinclair Transportation Company (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated August 3, 2021, File No. 1-03876).

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

10.2†
Amendment No. 1 to Third Amended and Restated Credit Agreement dated April 30, 2021, among Holly Energy
Partners, L.P., as borrower, certain of its affiliates, as guarantors, Wells Fargo Bank, National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated May 3, 2021, File No. 1-32225).

10.3
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

10.4
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

10.6
Tulsa Purchase Option Agreement, dated August 1, 2009, between Holly Refining & Marketing - Tulsa LLC and HEP Tulsa LLC (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated August 6, 2009, File No. 1-32225).

10.7
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

10.8
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

10.9
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

10.10
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

10.15
First Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of April 30, 2021, effective as of April 1, 2021 by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 1-32225).

10.16
Second Amendment to Seventh Amended and Restated Master Throughput Agreement, entered into as of July 27, 2021, effective as of May 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 1-32225).

10.17
Construction Payment Agreement, dated October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.18
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

10.19
Sixth Amended and Restated Master Lease and Access Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and among certain subsidiaries of Holly Energy Partners, L.P. and certain subsidiaries of HollyFrontier Corporation (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.20
Master Tolling Agreement (Refinery Assets), dated November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No. 1-32225).

10.21
Amendment to Master Tolling Agreement, dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225).

10.22
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

10.23
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225.)

10.24
Second Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated October 29, 2018, by and between HollyFrontier El Dorado Refining LLC, HollyFrontier Woods Cross Refining LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.25
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

10.26
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

10.27
Pipeline Deficiency Agreement, dated August 8, 2016, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated August 10, 2016, File No. 1-32225).

10.28
Construction Payment Agreement, dated October 29, 2018, effective December 13, 2017, by and among HEP Tulsa LLC and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated November 1, 2018, File No. 1-32225).

10.29
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.30
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

10.33+
Second Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective October 27, 2021 (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 132225).

10.34+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2019, File No. 1-32225).

10.35
Letter Agreement entered into on February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier
Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.36†
Unitholders Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., Holly Logistic
Services, L.L.C., Navajo Pipeline Co., L.P., The Sinclair Companies, and the unitholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current
Report on Form 8-K dated August 3, 2021, File No. 1-03876).

10.37
Letter Agreement, dated as of August 2, 2021, by and among HollyFrontier Corporation and Holly Energy Partners,
L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated August 3, 2021, File No. 1-03876).

10.38+
HollyFrontier Corporation Executive Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.39+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.40+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.41+
Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 1-32225).

10.42+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).

10.43+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).
10.44+	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
10.45+	Form of Notice of Grant of Phantom Units (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 1-32225).
10.46+	Form of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).
10.47+
Form of Notice of Grant of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).

10.48+
Form of Performance Unit Agreement (Executive) (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).

10.49+	Form of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).
10.50+
Form of Notice of Grant of Phantom Units (Employee) (incorporated by reference to Exhibit 10.7 of Registrant’s
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).

10.51+
Form of Phantom Unit Agreement (Non-Employee Director Award) (incorporated by reference to Exhibit 10.8 of
Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).

10.52+
Form of Notice of Grant of Phantom Unit Agreement (Non-Employee Director Award) (incorporated by reference to
Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File
No. 1-32225).

10.53+
Consulting Agreement between Holly Logistic Services, L.L.C. and Mark Cunningham, effective February 19, 2022
(incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated October 29, 2021, File
No. 1-32225).

21.1*	Subsidiaries of Registrant.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 23, 2022	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2022	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer

Date: February 23, 2022	/s/ Richard L. Voliva III
Richard L. Voliva III
President

Date: February 23, 2022	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 23, 2022	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 23, 2022	/s/ Michael C. Jennings
Michael C. Jennings
Chairperson of the Board

Date: February 23, 2022	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 23, 2022	/s/ Christine B. LaFollette
Christine B. LaFollette
Director

Date: February 23, 2022	/s/ James H. Lee
James H. Lee
Director

Date: February 23, 2022	/s/ Eric L. Mattson
Eric L. Mattson
Director