Form 10-Q
period 2022-03-31
HOLLY ENERGY PARTNERS LP
filed 2022-05-09
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at May 6, 2022, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “expect,” “project,” “will,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•HF Sinclair Corporation’s (“HF Sinclair”) and our ability to successfully integrate the Sinclair Oil Corporation (now known as Sinclair Oil LLC, (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) businesses acquired from The Sinclair Companies (now known as REH Company), referred to herein as “Sinclair HoldCo”) with our existing operations and fully realize the expected synergies of the Sinclair Transactions (as defined herein) or on the expected timeline;
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
•the economic viability of HF Sinclair, our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;
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
•uncertainty regarding the effects and duration of global hostilities and any associated military campaigns which may disrupt crude oil supplies and markets for refined products and create instability in the financial markets that could restrict our ability to raise capital;

Table of 19,
•general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States;
•the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (the “SEC”) filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $9,688 and $8,881, respectively)	$15,016	$14,381
Accounts receivable:
Trade	15,191	12,745
Affiliates	44,336	56,154
	59,527	68,899
Prepaid and other current assets	11,705	11,033
Total current assets	86,248	94,313

Properties and equipment, net	1,440,888	1,329,028
Operating lease right-of-use assets, net	2,727	2,275
Net investment in leases (Cushing Connect VIEs: $100,797 and $100,042, respectively)	543,623	309,303
Intangible assets, net	69,806	73,307
Goodwill	307,387	223,650
Equity method investments (Cushing Connect VIEs: $36,658 and $37,505, respectively)	292,028	116,378
Deferred turnaround costs	20,155	2,632
Other assets	14,414	14,981
Total assets	$2,777,276	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $4,967 and $8,285, respectively)	$31,849	$28,577
Affiliates	10,708	11,703
	42,557	40,280

Accrued interest	5,736	11,258
Deferred revenue	14,563	14,585
Accrued property taxes	7,189	4,542
Current operating lease liabilities	1,000	620
Current finance lease liabilities	3,825	3,786
Other current liabilities	2,512	1,781
Total current liabilities	77,382	76,852

Long-term debt	1,634,367	1,333,049
Noncurrent operating lease liabilities	2,207	2,030
Noncurrent finance lease liabilities	63,765	64,649
Other long-term liabilities	18,908	12,527
Deferred revenue	29,802	29,662

Class B unit	57,505	56,549

Equity:
Partners’ equity:
Common unitholders (126,440,201 and 105,440,201 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	821,609	443,017
Noncontrolling interests	71,731	147,532
Total equity	893,340	590,549
Total liabilities and equity	$2,777,276	$2,165,867
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Affiliates	$92,254	$101,926
Third parties	27,944	25,257
	120,198	127,183
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,625	41,365
Depreciation and amortization	22,187	25,065
General and administrative	4,312	2,968
Goodwill impairment	—	11,034
	69,124	80,432
Operating income	51,074	46,751

Other income (expense):
Equity in earnings of equity method investments	3,626	1,763
Interest expense	(13,639)	(13,240)
Interest income	12,647	6,548
Gain on sales-type leases	—	24,650
Gain on sale of assets and other	101	502
	2,735	20,223
Income before income taxes	53,809	66,974
State income tax expense	(31)	(37)
Net income	53,778	66,937
Allocation of net income attributable to noncontrolling interests	(4,219)	(2,540)
Net income attributable to the partners	49,559	64,397
Limited partners’ per unit interest in earnings—basic and diluted	$0.45	$0.61
Weighted average limited partners’ units outstanding	109,640	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$53,778	$66,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,187	25,065
Gain on sale of assets	(25)	(262)
Gain on sales-type leases	—	(24,650)
Goodwill impairment	—	11,034
Amortization of deferred charges	342	844
Equity-based compensation expense	620	683
Equity in earnings of equity method investments, net of distributions	(520)	(617)
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,132)	506
Accounts receivable—affiliates	11,190	2,505
Prepaid and other current assets	222	463
Increase (decrease) in operating liabilities:
Accounts payable—trade	5,525	8,565
Accounts payable—affiliates	(994)	(7,930)
Accrued interest	(5,522)	(6,232)
Deferred revenue	118	4,013
Accrued property taxes	1,675	1,258
Other current liabilities	2,337	484
Turnaround expenditures	(17,523)	(355)
Other, net	(464)	(169)
Net cash provided by operating activities	71,814	82,142

Cash flows from investing activities
Additions to properties and equipment	(14,147)	(33,218)
Acquisition of Sinclair Transportation	(321,366)	—
Proceeds from sale of assets	33	283
Distributions in excess of equity in earnings of equity investments	1,704	2,897
Net cash used for investing activities	(333,776)	(30,038)

Cash flows from financing activities
Borrowings under credit agreement	360,000	73,000
Repayments of credit agreement borrowings	(58,500)	(90,500)
Contributions from noncontrolling interests	—	6,332
Distributions to HEP unitholders	(36,997)	(38,328)
Distributions to noncontrolling interests	(877)	(3,819)
Payments on finance leases	(881)	(958)
Units withheld for tax withholding obligations	(57)	(68)
Other	(91)	—
Net cash provided (used) by financing activities	262,597	(54,341)

Cash and cash equivalents
Increase (decrease) for the period	635	(2,237)
Beginning of period	14,381	21,990
End of period	$15,016	$19,753

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,548	$18,674
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Capital Contribution - Cushing Connect	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Amortization of restricted and performance units	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. We commenced operations on July 13, 2004, upon the completion of our initial public offering. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair (formerly known as Hippo Parent Corporation), Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of March 31, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock to Sinclair HoldCo, representing 27.0% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HFC’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. References herein to HF Sinclair with respect to time periods prior to March 14, 2022 refer to HFC and its consolidated subsidiaries and do not include the Target Company, Sinclair Transportation or their respective consolidated subsidiaries. References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which includes the operations of the combined Sinclair HoldCo businesses.

Additionally, on the Closing Date, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”) by and among Sinclair HoldCo, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from Sinclair HoldCo in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $321.4 million, inclusive of estimated working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $670.4 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

Sinclair Transportation, which together with its subsidiaries, owns integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair HoldCo refineries and other third party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake.

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation and its consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses.

Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. Additionally, we own (a) a 50% interest in Osage Pipe Line Company, LLC (“Osage”), (b) a 50% interest in Cheyenne Pipeline LLC, (c) a 50% interest in Cushing Connect Pipeline & Terminal LLC, (d) a 25.06% interest in Saddle Butte Pipeline III, LLC and (e) a 49.995% interest in Pioneer Investments Corp. Following the HEP Transaction, we now own the remaining 25% interest in UNEV Pipeline, LLC and as a result, UNEV Pipeline, LLC is our wholly owned subsidiary.

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery (the “Cheyenne Refinery”) and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.

On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair’s) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

We operate in two reportable segments, a Pipelines and Terminals segment and a Refinery Processing Unit segment. Disclosures around these segments are discussed in Note 16.

We generate revenues by charging tariffs for transporting petroleum products and crude oil through our pipelines, by charging fees for terminalling and storing refined products and other hydrocarbons, providing other services at our storage tanks and terminals and by charging a tolling fee per barrel or thousand standard cubic feet of feedstock throughput in our refinery processing units. We do not take ownership of products that we transport, terminal, store or process, and therefore, we are not exposed directly to changes in commodity prices.

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the SEC. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

Indicators of Goodwill and Long-lived Asset Impairment
During the first quarter of 2021, changes in our agreements with HF Sinclair related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the three months ended March 31, 2022 and 2021, we recognized $5.2 million and $3.8 million, respectively, of these deficiency payments in revenue, of which $0.9 million and $0.5 million, respectively, related to deficiency payments billed in prior periods.
We have other cost reimbursement provisions in our throughput / storage agreements providing that customers (including HF Sinclair) reimburse us for certain costs. Such reimbursements are recorded as revenue or deferred revenue depending on the nature of the cost. Deferred revenue is recognized over the remaining contractual term of the related throughput agreement.

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

Deferred Turnaround Costs
Our refinery processing units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every four to five years. Turnaround costs are deferred and amortized over the period until the next scheduled turnaround.

Note 2:Sinclair Acquisition

HEP Transaction

On March 14, 2022, pursuant to the Contribution Agreement, HEP acquired all of the outstanding equity interests of Sinclair Transportation in exchange for 21 million newly issued HEP Units, representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $321.4 million, inclusive of estimated working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $670.4 million. On the same date and immediately following the consummation of the HEP Transaction, pursuant to the Business Combination Agreement, Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of common stock in HF Sinclair, representing 27.0% of the pro forma equity of HF Sinclair with a value of approximately

$2,149 million based on HF Sinclair’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022.

On August 2, 2021, in connection with the Contribution Agreement, HEP, Holly Logistics Services, L.L.C., the ultimate general partner of HEP (“HLS”) and Navajo Pipeline Co., L.P., the sole member of HLS (the “Sole Member”), entered into a unitholders agreement (the “Unitholders Agreement”) by and among HEP, HLS, the Sole Member, Sinclair HoldCo and the stockholders of Sinclair HoldCo (each a “Unitholder” and collectively, the “Unitholders,” and along with Sinclair HoldCo and each of their permitted transferees, the “Sinclair Parties”), which became effective on the Closing Date.

Pursuant to the Unitholders Agreement, the Sinclair Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the Sinclair Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the Sinclair Parties constitute less than 5% of all outstanding HEP Units. The Unitholders Agreement also subjects 15.75 million of the HEP Units issued to the Sinclair Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the Sinclair Parties will be prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units will be released from such restrictions on the date that is six months after the closing, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the Closing Date, and the remainder will be released from such restrictions on the date that is 15 months from the Closing Date.

Under the terms of the Contribution Agreement, HEP acquired Sinclair Transportation, which together with its subsidiaries, owned Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair HoldCo refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC becoming a wholly owned subsidiary of HEP).

The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date, with the excess consideration recorded as goodwill. The preliminary purchase consideration allocation resulted in the recognition of $83.7 million in goodwill.

The following tables present the preliminary purchase consideration and preliminary purchase price allocation to the assets acquired and liabilities assumed on March 14, 2022:

Preliminary Purchase Consideration (in thousands except for per share amounts)
HEP common units issued	21,000
Closing price per unit of HEP common units(1)	$16.62
Purchase consideration paid in HEP common units	349,020
Cash consideration paid by HEP(2)	325,000
Estimated Adjusted Payments HEP	(3,634)
Total cash consideration	321,366
Total purchase consideration	$670,386

(1) Based on the HEP closing unit price on March 11, 2022.
(2) Net of cash acquired

(In thousands)
Assets Acquired
Accounts receivable	$687
Prepaid and other current assets	59
Properties and equipment	357,144
Operating lease right-of-use assets	105
Other assets	46
Goodwill	83,737
Equity method investments	238,484
Total assets acquired	$680,262

Liabilities Assumed
Accounts payable	2,376
Accrued property taxes	973
Other current liabilities	454
Operating lease liabilities	33
Noncurrent operating lease liabilities	72
Other long-term liabilities	5,968
Total liabilities assumed	$9,876
Net assets acquired	$670,386

The fair value of properties, plants and equipment was based on the combination of the cost and market approaches. Key assumptions in the cost approach include determining the replacement cost by evaluating recently published data and adjusting replacement cost for physical deterioration, functional and economic obsolescence. We used the market approach to measure the value of certain assets through an analysis of recent sales or offerings of comparable properties.

The fair value of the equity method investments were based on a combination of valuation methods including discounted cash flows and the guideline public company method.

The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. See Note 6.

The fair values of all other current receivable and payables were equivalent to their carrying values due to their short-term nature.

These fair value estimates are preliminary and, therefore, the final fair values of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all needed information has become available, the working capital true-up is complete, and we finalize our valuations.

Our consolidated financial and operating results reflect the Sinclair Transportation operations beginning March 14, 2022. Our results of operations included revenue, interest income from sales-type leases and net income of $1.7 million, $2.8 million and $2.6 million, respectively, for the period from March 14, 2022 through March 31, 2022 related to these operations.

For the three months ended March 31, 2022, we incurred $0.8 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2022 and 2021 was derived from our historical financial statements giving effect to the HEP Transaction as if it had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of Sinclair Transportation’s fair-valued properties, plants and equipment.

Additionally, pro forma earnings include certain non-recurring charges, the substantial majority of which consist of transaction costs related to financial advisors, legal advisors, financial advisory and professional accounting services.

The pro forma results of operations do not include any contract adjustments to tariffs made after closing, cost savings or other synergies that may result from the HEP Transaction. The pro forma combined condensed financial data has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the HEP Transaction taken place on January 1, 2021 and is not intended to be a projection of future results.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Sales and other revenues	$134,960	$143,190
Net income (loss) attributable to HEP stockholders	$50,782	$70,425

See Note 11 for a description of the Letter Agreement between HF Sinclair and HEP entered into in connection with the Contribution Agreement.

Note 3:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connected the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

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

The Cushing Connect Joint Venture legal entities are variable interest entities (“VIEs”) as defined under GAAP. A VIE is a legal entity if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities do not have sufficient equity at risk to finance their activities without additional financial support. Since HEP constructed and is operating the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting. HEP’s maximum exposure to loss as a result of its involvement with the Cushing Connect JV Terminal legal entity is not expected to be material due to the long-term terminalling agreements in place to support its operations.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Pipelines	$64,780	$66,505
Terminals, tanks and loading racks	37,015	38,182
Refinery processing units	18,403	22,496
	$120,198	$127,183

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Lease revenues	$72,914	$87,944
Service revenues	47,284	39,239
	$120,198	$127,183
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

	March 31, 2022	December 31, 2021
	(In thousands)
Contract assets	$6,682	$6,637
Contract liabilities	$(3,431)	$(4,185)

The contract assets and liabilities include both lease and service components. During the three months ended March 31, 2022 and 2021, we recognized $0.9 million and $0.5 million, respectively, of revenue that was previously included in contract liability as of December 31, 2021 and 2020, respectively. During the three months ended March 31, 2022 and 2021, we also recognized $45,000 and $0.1 million, respectively, of revenue included in contract assets.

As of March 31, 2022, we expect to recognize $1.7 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2023 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2022	$256
2023	290
2024	248
2025	178
2026	163
2027	132
Thereafter	388
Total	$1,655
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.2 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively, with accumulated depreciation of $3.8 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	March 31, 2022	December 31, 2021

Operating leases:
Operating lease right-of-use assets, net	$2,727	$2,275

Current operating lease liabilities	1,000	620
Noncurrent operating lease liabilities	2,207	2,030
Total operating lease liabilities	$3,207	$2,650

Finance leases:
Properties and equipment	$6,172	$6,031
Accumulated amortization	(3,823)	(3,632)
Properties and equipment, net	$2,349	$2,399

Current finance lease liabilities	$3,825	$3,786
Noncurrent finance lease liabilities	63,765	64,649
Total finance lease liabilities	$67,590	$68,435

Weighted average remaining lease term (in years):
Operating leases	5.7	5.8
Finance leases	14.8	15.0

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$276	$312
Operating cash flows on finance leases	$981	$1,058
Financing cash flows on finance leases	$881	$958

Maturities of lease liabilities were as follows:

	March 31, 2022
	Operating	Finance
	(In thousands)
2022	$783	$5,499
2023	935	7,383
2024	524	6,938
2025	443	6,479
2026	289	6,432
2027 and thereafter	501	67,463
Total lease payments	3,475	100,194
Less: Imputed interest	(268)	(32,604)
Total lease obligations	3,207	67,590
Less: Current lease liabilities	(1,000)	(3,825)
Noncurrent lease liabilities	$2,207	$63,765

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease costs	$262	$298
Finance lease costs
Amortization of assets	192	212
Interest on lease liabilities	959	1,006
Variable lease cost	37	66
Total net lease cost	$1,450	$1,582

Lessor Accounting
As discussed in Note 1, the majority of our contracts with customers meet the definition of a lease.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire due to our risk management strategy for protecting the residual fair value of the underlying assets by performing ongoing maintenance during the lease term. HF Sinclair generally has the option to purchase assets located within HF Sinclair refinery boundaries, including refinery tankage, truck racks and refinery processing units, at fair market value when the related agreements expire.

During the three months ended March 31, 2022, we entered into new agreements, and amended other agreements, with HFC related to our newly acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the three months ended March 31, 2022. The balance sheet impacts were composed of the following:

Three Months Ended March 31, 2022
(In thousands)
Net investment in leases	$235,620
Properties and equipment, net	(235,620)
Gain on sales-type leases	$—

During the three months ended March 31, 2021, we entered into new agreements and modified other agreements with HF Sinclair related to our Cheyenne assets, Tulsa West lube racks, and various crude tanks. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HF Sinclair. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the three months ended March 31, 2021 composed of the following:

Three Months Ended March 31, 2021
(In thousands)

Net investment in leases	$41,246
Properties and equipment, net	(23,155)
Deferred revenue	6,559
Gain on sales-type leases	$24,650

These sales-type lease transactions, including the related gain, were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease revenues	$69,975	$85,892
Direct financing lease interest income	520	524
Gain on sales-type leases	—	24,650
Sales-type lease interest income	12,123	6,025
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	2,939	2,052
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

Annual minimum undiscounted lease payments under our leases were as follows as of March 31, 2022:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2022	$214,431	$1,627	$75,223
2023	261,938	2,175	96,383
2024	224,373	2,192	93,154
2025	159,983	2,209	89,727
2026	145,748	2,227	89,727
2027 and thereafter	449,793	36,610	841,406
Total lease receipt payments	$1,456,266	$47,040	$1,285,620
Less: Imputed interest		(30,693)	(1,155,318)
		16,347	130,302
Unguaranteed residual assets at end of leases		—	402,750
Net investment in leases		$16,347	$533,052

Net investments in leases recorded on our balance sheet were composed of the following:

	March 31, 2022		December 31, 2021
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$430,779	$16,347	$207,768	$16,371
Unguaranteed residual assets	102,273	—	90,097	—
Net investment in leases	$533,052	$16,347	$297,865	$16,371

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2022		December 31, 2021
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	492,867	474,605	493,049	502,705

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 10 for additional information.

Non-Recurring Fair Value Measurements
The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company method, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

For the net investments in sales-type leases recognized during the three months ended March 31, 2022, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Pipelines, terminals and tankage	$1,608,197	$1,527,697
Refinery assets	348,882	348,882
Land and right of way	124,150	98,837
Construction in progress	35,111	26,446
Other	62,809	48,203
	2,179,149	2,050,065
Less accumulated depreciation	(738,261)	(721,037)
	$1,440,888	$1,329,028

Depreciation expense was $18.5 million and $21.4 million for the three months ended March 31, 2022 and 2021, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	March 31, 2022	December 31, 2021
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(134,991)	(131,490)
		$69,806	$73,307

Amortization expense was $3.5 million for each of the three months ended March 31, 2022 and 2021. We estimate amortization expense to be $9.9 million for 2023, and $9.1 million for 2024 through 2027.

We have additional transportation agreements with subsidiaries of HF Sinclair resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from subsidiaries of HF Sinclair. These transactions occurred while we were a consolidated variable interest entity of HF Sinclair; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $2.4 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Under HLS’s secondment agreement with HF Sinclair (the “Secondment Agreement”), certain employees of HF Sinclair are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs related to these employees.
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

As of March 31, 2022, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2022, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 814,440 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the three months ended March 31, 2022, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2022 (nonvested)	203,263	$14.85
Vesting and transfer of full ownership to recipients	(2,558)	15.11
Forfeited	(13,085)	14.28
Outstanding at March 31, 2022 (nonvested)	187,620	14.89

The grant date fair values of phantom units that were vested and transferred to recipients during the three months ended March 31, 2022 were $39 thousand. No phantom units vested and transferred to recipients during the three months ended March 31, 2021. As of March 31, 2022, $1.3 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.2 years.

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

We did not grant any performance units during the three months ended March 31, 2022. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the three months ended March 31, 2022, is presented below:

Performance Units	Units
Outstanding at January 1, 2022 (nonvested)	76,719
Vesting and transfer of common units to recipients	(24,809)
Forfeited	(9,124)
Outstanding at March 31, 2022 (nonvested)	42,786

The grant date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively. Based on the weighted-average fair value of performance units outstanding at March 31, 2022, of $0.7 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2022, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2022.

Senior Notes
On April 8, 2022, we closed a private placement of $400 million in aggregate principal amount of 6.375% senior unsecured notes due in 2027 (the “6.375% Senior Notes”). The 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The total net proceeds from the offering of the 6.375% Senior Notes were used to partially repay outstanding borrowings under the Credit Agreement, increasing our available liquidity.

As of March 31, 2022, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes”).

The 5% Senior Notes and the 6.375% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2022. At any time when the 5% Senior Notes and 6.375% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes and the 6.375% Senior Notes.

Indebtedness under the 5% Senior Notes and the 6.375% Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp., UNEV Pipeline, LLC and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$1,141,500	840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(7,133)	(6,951)
	492,867	493,049

Total long-term debt	$1,634,367	$1,333,049

Note 11:Related Party Transactions

We serve HF Sinclair’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2023 to 2037, and revenues from HF Sinclair accounted for 77% of our total revenues for the three months ended March 31, 2022. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of March 31, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $424.3 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HF Sinclair an annual administrative fee (currently $5.0 million) for the provision by HF Sinclair or its affiliates of various general and administrative services to us. In connection with the HEP Transaction, we pay HF Sinclair a temporary monthly fee of $62,500 relating to transition services to be provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary monthly fee includes the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HF Sinclair. Also, we reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $92.3 million and $101.9 million for the three months ended March 31, 2022 and 2021, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. In addition, HF Sinclair charged us $36,000 for a prorated portion of the temporary administrative fee during the three months ended March 31, 2022.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $16.1 million and $14.4 million for the three months ended March 31, 2022 and 2021, respectively.
•HF Sinclair reimbursed us $3.1 million for each of the three months ended March 31, 2022 and 2021, for expense and capital projects.
•We distributed $20.9 million in each of the three months ended March 31, 2022 and 2021, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $44.3 million and $56.2 million at March 31, 2022, and December 31, 2021, respectively.

•Accounts payable to HF Sinclair were $10.7 million and $11.7 million at March 31, 2022, and December 31, 2021, respectively.
•Deferred revenue in the consolidated balance sheets included at March 31, 2022 and December 31, 2021, includes $3.3 million and $4.1 million, respectively, relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.5 million for each of the three months ended March 31, 2022 and 2021.
•We recorded a gain on sales-type leases with HF Sinclair of $24.7 million for the three months ended March 31, 2021, and we received sales-type lease payments of $12.6 million and $6.2 million from HF Sinclair for the three months ended March 31, 2022 and 2021, respectively.
•HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP’s Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair’s) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HF Sinclair and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HF Sinclair to HEP for the termination of the existing minimum volume commitment.

Contemporaneous with the closing of the Sinclair Transactions, HEP and HFC amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of March 31, 2022, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of March 31, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On April 21, 2022, we announced our cash distribution for the first quarter of 2022 of $0.35 per unit. The distribution is payable on all common units and will be paid May 13, 2022, to all unitholders of record on May 2, 2022.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended March 31, 2022 and was $37.0 million for the three months ended March 31, 2021. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit data)
Net income attributable to the partners	49,559	$64,397
Less: Participating securities’ share in earnings	(111)	(225)
Net income attributable to common units	49,448	64,172
Weighted average limited partners' units outstanding	109,640	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.45	$0.61

Note 14:Environmental

We expensed $0.1 million and $33 thousand for the three months ended March 31, 2022 and 2021, respectively, for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $8.7 million and $3.9 million at March 31, 2022 and December 31, 2021, of which $7.0 million and $2.4 million was classified as other long-term liabilities for March 31, 2022 and December 31, 2021, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair acquisition have preliminarily been fair valued at $5.0 million. Estimated liabilities could increase in the future as the purchase price allocation for the Sinclair Transportation acquisition is finalized and when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair and/or its subsidiaries, HF Sinclair has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and its subsidiaries and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.3 million for HF Sinclair indemnified liabilities as of both March 31, 2022 and December 31, 2021, and other assets included equal and offsetting balances representing amounts due from HF Sinclair related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$73,851	$79,430
Pipelines and terminals - third-party	27,944	25,257
Refinery processing units - affiliate	18,403	22,496
Total segment revenues	$120,198	$127,183

Segment operating income:
Pipelines and terminals (1)	$49,804	$41,484
Refinery processing units	5,582	8,235
Total segment operating income	55,386	49,719
Unallocated general and administrative expenses	(4,312)	(2,968)
Interest expense	(13,639)	(13,240)
Interest income	12,647	6,548
Equity in earnings of equity method investments	3,626	1,763
Gain on sales-type leases	—	24,650
Gain (loss) on sale of assets and other	101	502
Income before income taxes	$53,809	$66,974

Capital Expenditures:
Pipelines and terminals	$10,421	$33,218
Refinery processing units	3,726	—
Total capital expenditures	$14,147	$33,218

	March 31, 2022	December 31, 2021
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$2,158,800	$1,737,388
Refinery processing units	304,686	294,452
Other	313,790	134,027
Total identifiable assets	$2,777,276	$2,165,867

(1) Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million for the three months ended March 31, 2021.
(2) Included goodwill of $307.4 million as of March 31, 2022 and $223.7 million as of December 31, 2021.

Note 17: Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the 5% Senior Notes and the 6.375% Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries, other than Holly Energy Finance Corp., UNEV Pipeline, LLC and certain immaterial subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

Condensed Consolidating Balance Sheet

March 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,969	$(1,538)	$11,585	$—	$15,016
Accounts receivable	—	52,940	6,882	(295)	59,527
Prepaid and other current assets	499	10,281	1,241	(316)	11,705
Total current assets	5,468	61,683	19,708	(611)	86,248

Properties and equipment, net	—	1,141,624	299,264	—	1,440,888
Operating lease right-of-use assets	—	2,660	67	—	2,727
Net investment in leases	—	543,623	100,797	(100,797)	543,623
Investment in subsidiaries	2,458,154	373,881	—	(2,832,035)	—
Intangible assets, net	—	69,806	—	—	69,806
Goodwill	—	307,387	—	—	307,387
Equity method investments	—	255,370	36,658	—	292,028
Deferred turnaround costs	—	20,155		—	20,155
Other assets	7,534	6,880		—	14,414
Total assets	$2,471,156	$2,783,069	$456,494	$(2,933,443)	$2,777,276

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$34,664	$8,188	$(295)	$42,557
Accrued interest	5,736	—	—	—	5,736
Deferred revenue	—	14,463	100	—	14,563
Accrued property taxes	—	5,474	1,715	—	7,189
Current operating lease liabilities	—	931	69	—	1,000
Current finance lease liabilities	—	5,752	—	(1,927)	3,825
Other current liabilities	268	1,848	396	—	2,512
Total current liabilities	6,004	63,132	10,468	(2,222)	77,382

Long-term debt	1,634,367	—	—	—	1,634,367
Noncurrent operating lease liabilities	—	2,207	—	—	2,207
Noncurrent finance lease liabilities	—	154,207	—	(90,442)	63,765
Other long-term liabilities	432	18,062	414	—	18,908
Deferred revenue	—	29,802	—	—	29,802
Class B unit	—	57,505	—	—	57,505
Equity - partners	830,353	2,458,154	373,881	(2,840,779)	821,609
Equity - noncontrolling interests	—	—	71,731	—	71,731
Total liabilities and equity	$2,471,156	$2,783,069	$456,494	$(2,933,443)	$2,777,276

Condensed Consolidating Balance Sheet

December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$(899)	$14,007	$—	$14,381
Accounts receivable	—	60,418	8,816	(335)	68,899
Prepaid and other current assets	353	9,680	1,304	(304)	11,033
Total current assets	1,626	69,199	24,127	(639)	94,313

Properties and equipment, net	—	1,026,912	302,116	—	1,329,028
Operating lease right-of-use assets	—	2,189	86	—	2,275
Net investment in leases	—	309,301	100,032	(100,030)	309,303
Investment in subsidiaries	1,785,024	301,721	—	(2,086,745)	—
Intangible assets, net	—	73,307	—	—	73,307
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	78,873	37,505	—	116,378
Deferred turnaround costs	—	2,632			2,632
Other assets	8,118	6,863	—	—	14,981
Total assets	$1,794,768	$2,094,647	$463,866	$(2,187,414)	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$28,447	$12,168	$(335)	$40,280
Accrued interest	11,258	—	—	—	11,258
Deferred revenue	—	14,085	500	—	14,585
Accrued property taxes	—	3,364	1,178	—	4,542
Current operating lease liabilities	—	545	75	—	620
Current finance lease liabilities	—	5,566	—	(1,780)	3,786
Other current liabilities	3	1,513	265	—	1,781
Total current liabilities	11,261	53,520	14,186	(2,115)	76,852

Long-term debt	1,333,049	—	—	—	1,333,049
Noncurrent operating lease liabilities	—	2,030	—	—	2,030
Noncurrent finance lease liabilities	—	156,102	—	(91,453)	64,649
Other long-term liabilities	340	11,760	427	—	12,527
Deferred revenue	—	29,662	—	—	29,662
Class B unit	—	56,549	—	—	56,549
Equity - partners	450,118	1,785,024	301,721	(2,093,846)	443,017
Equity - noncontrolling interests	—	—	147,532	—	147,532
Total liabilities and equity	$1,794,768	$2,094,647	$463,866	$(2,187,414)	$2,165,867

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$85,709	$6,545	$—	$92,254
Third parties	—	20,139	7,805	—	27,944
	—	105,848	14,350	—	120,198
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	37,579	5,046	—	42,625
Depreciation and amortization	—	17,962	4,225	—	22,187
General and administrative	1,088	3,224	—	—	4,312
	1,088	58,765	9,271	—	69,124
Operating income (loss)	(1,088)	47,083	5,079	—	51,074

Other income (expense):
Equity in earnings of subsidiaries	63,327	7,297	—	(70,624)	—
Equity in earnings of equity method investments	—	2,720	906	—	3,626
Interest expense	(12,680)	(5,086)	—	4,127	(13,639)
Interest income	—	12,647	4,127	(4,127)	12,647
Gain on sale of assets and other	—	101	—	—	101
	50,647	17,679	5,033	(70,624)	2,735
Income before income taxes	49,559	64,762	10,112	(70,624)	53,809
State income tax expense	—	(31)	—	—	(31)
Net income	49,559	64,731	10,112	(70,624)	53,778
Allocation of net income attributable to noncontrolling interests	—	(1,404)	(2,815)	—	(4,219)
Net income attributable to the partners	$49,559	$63,327	$7,297	$(70,624)	$49,559

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$95,701	$6,225	$—	$101,926
Third parties	—	19,051	6,206	—	25,257
	—	114,752	12,431	—	127,183
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	37,799	3,566	—	41,365
Depreciation and amortization	—	20,836	4,229	—	25,065
General and administrative	1,178	1,790	—	—	2,968
Goodwill impairment	—	11,034	—	—	11,034
	1,178	71,459	7,795	—	80,432
Operating income (loss)	(1,178)	43,293	4,636	—	46,751

Other income (expense):
Equity in earnings of subsidiaries	77,809	4,136	—	(81,945)	—
Equity in earnings of equity method investments		618	1,145	—	1,763
Interest expense	(12,234)	(1,006)	—	—	(13,240)
Interest income		6,548	—	—	6,548
Gain on sales-type lease	—	24,650	—	—	24,650
Gain on sale of assets and other	—	501	1	—	502
	65,575	35,447	1,146	(81,945)	20,223
Income before income taxes	64,397	78,740	5,782	(81,945)	66,974
State income tax expense	—	(37)	—	—	(37)
Net income	64,397	78,703	5,782	(81,945)	66,937
Allocation of net income attributable to noncontrolling interests	—	(893)	(1,647)	—	(2,540)
Net income attributable to the partners	$64,397	$77,810	$4,135	$(81,945)	$64,397

Table o

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

OVERVIEW

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC, (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from REH Company (formerly known as The Sinclair Companies, referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair (formerly known as Hippo Parent Corporation), Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of March 31, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”) by and among Sinclair HoldCo, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from Sinclair HoldCo in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $321.4 million, inclusive of estimated working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $670.4 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations to HF Sinclair under the Business Combination Agreement. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction. References herein to HF Sinclair with respect to time periods prior to March 14, 2022 refer to HFC and its consolidated subsidiaries and do not include the Target Company, Sinclair Transportation or their respective consolidated subsidiaries. References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which include the operations of the combined Sinclair HoldCo businesses.

Sinclair Transportation, together with its subsidiaries, owned Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Sinclair HoldCo refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC becoming a wholly owned subsidiary of HEP).

Table o
Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. HEP, through its subsidiaries and joint ventures, owns and/or operates petroleum product and crude pipelines, tankage and terminals in Colorado, Idaho, Iowa, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming as well as refinery processing units in Utah and Kansas.

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

See Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Impact of COVID-19 on Our Business
Our business depends in large part on the demand for the various petroleum products we transport, terminal and store in the markets we serve. The impact of the COVID-19 pandemic on the global macroeconomy created diminished demand, as well as lack of forward visibility, for refined products and crude oil transportation, and for the terminalling and storage services that we provide. Since the declines in demand at the beginning of the COVID-19 pandemic, we began to see improvement in demand for these products and services beginning late in the second quarter of 2020 that continued through the first quarter of 2022, with aggregate volumes approaching pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand.

With the increasing vaccination rates, most of our employees have returned to work at our locations, and we continue to follow Centers for Disease Control and local government guidance. We will continue to monitor developments in the COVID-19 pandemic and the dynamic environment it has created to properly address these policies going forward.

The extent to which HEP’s future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, the effects of any new variant strains of the underlying virus, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2023 to 2037. These minimum volume commitments accounted for approximately 69% and 71% of our total revenues in the three months ended March 31, 2022 and March 31, 2021, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers. There have been no material changes to customer payment terms due to the COVID-19 pandemic.

The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The COVID-19 pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

Investment in Joint Venture
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

Table o
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

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2023 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of March 31, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $424 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

On June 1, 2020, HF Sinclair announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HF Sinclair subsequently began winding down petroleum refining operations at its Cheyenne Refinery on August 3, 2020.

On February 8, 2021, HEP and HF Sinclair finalized and executed new agreements for HEP's Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HF Sinclair’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HF Sinclair will pay a base tariff to HEP for available crude oil storage and HF Sinclair and HEP will split any profits generated on crude oil contango opportunities and (3) a $10 million one-time cash payment from HF Sinclair to HEP for the termination of the existing minimum volume commitment.

Under certain provisions of an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.0 million, for the provision by HF Sinclair or its affiliates of various general and administrative services to us. In connection with the HEP Transaction, we pay HF Sinclair a temporary monthly fee of $62,500 relating to transition services to be provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary monthly fee includes the salaries of personnel employed by HF Sinclair who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Under HLS’s Secondment Agreement with HF Sinclair, certain employees of HF Sinclair are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

We have a long-term strategic relationship with HFC (and now HF Sinclair) that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to economic conditions discussed in “Overview - Impact of COVID-19 on Our Business” above, we also expect over the longer term to continue to work with HF Sinclair on logistic asset acquisitions in conjunction with HF Sinclair’s refinery acquisition strategies. See “Overview” above for a discussion of the Sinclair Transactions.

Table o
Furthermore, as demonstrated by our recent transaction with Sinclair HoldCo, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

Indicators of Goodwill and Long-lived Asset Impairment
During the three months ended March 31, 2021, changes in our agreements with HF Sinclair related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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

Table o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2022 and 2021.

Table o

	Three Months Ended March 31,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$16,860	$18,606	$(1,746)
Affiliates—intermediate pipelines	7,506	7,506	—
Affiliates—crude pipelines	18,277	19,454	(1,177)
	42,643	45,566	(2,923)
Third parties—refined product pipelines	9,260	9,863	(603)
Third parties—crude pipelines	12,877	11,076	1,801
	64,780	66,505	(1,725)
Terminals, tanks and loading racks:
Affiliates	31,208	33,864	(2,656)
Third parties	5,807	4,318	1,489
	37,015	38,182	(1,167)

Refinery processing units—Affiliates	18,403	22,496	(4,093)

Total revenues	120,198	127,183	(6,985)
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	42,625	41,365	1,260
Depreciation and amortization	22,187	25,065	(2,878)
General and administrative	4,312	2,968	1,344
Goodwill impairment	—	11,034	(11,034)
	69,124	80,432	(11,308)
Operating income	51,074	46,751	4,323
Other income (expense):
Equity in earnings of equity method investments	3,626	1,763	1,863
Interest expense, including amortization	(13,639)	(13,240)	(399)
Interest income	12,647	6,548	6,099
Gain on sales-type leases	—	24,650	(24,650)
Gain on sale of assets and other	101	502	(401)
	2,735	20,223	(17,488)
Income before income taxes	53,809	66,974	(13,165)
State income tax expense	(31)	(37)	6
Net income	53,778	66,937	(13,159)
Allocation of net income attributable to noncontrolling interests	(4,219)	(2,540)	(1,679)
Net income attributable to the partners	49,559	64,397	(14,838)
Limited partners’ earnings per unit—basic and diluted	$0.45	$0.61	$(0.16)
Weighted average limited partners’ units outstanding	109,640	105,440	4,200
EBITDA (1)	$72,769	$96,191	$(23,422)
Adjusted EBITDA (1)	$85,338	$87,936	$(2,598)
Distributable cash flow (2)	$64,455	$73,218	$(8,763)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	107,210	119,590	(12,380)
Affiliates—intermediate pipelines	117,802	115,225	2,577
Affiliates—crude pipelines	396,040	250,647	145,393
	621,052	485,462	135,590
Third parties—refined product pipelines	49,029	44,428	4,601
Third parties—crude pipelines	131,126	123,232	7,894
	801,207	653,122	148,085
Terminals and loading racks:
Affiliates	446,032	323,286	122,746
Third parties	48,354	45,753	2,601
	494,386	369,039	125,347
Refinery processing units—Affiliates	65,227	60,699	4,528
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,360,820	1,082,860	277,960

Table o

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) goodwill impairment, (ii) acquisition integration and regulatory costs and (iii) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (iv) gain on sales-type leases, and (v) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline and terminal tariffs and fees for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These tariffs and fees were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to HEP or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income attributable to the partners	$49,559	$64,397
Add (subtract):
Interest expense	13,639	13,240
Interest income	(12,647)	(6,548)
State income tax expense	31	37
Depreciation and amortization	22,187	25,065
EBITDA	$72,769	$96,191
Gain on sales-type leases	—	(24,650)
Goodwill impairment	—	11,034
Acquisition integration and regulatory costs	836	—
Tariffs and fees not included in revenues	13,339	6,967
Lease payments not included in operating costs	(1,606)	(1,606)
Adjusted EBITDA	$85,338	$87,936

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

Table o

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income attributable to the partners	$49,559	$64,397
Add (subtract):
Depreciation and amortization	22,187	25,065
Amortization of discount and deferred debt issuance costs	770	844
Customer billings greater than net income recognized	497	4,336
Maintenance capital expenditures (3)	(5,620)	(1,372)
Increase in environmental liability	(120)	(156)
Decrease in reimbursable deferred revenue	(3,234)	(4,014)
Gain on sales-type leases	—	(24,650)
Goodwill impairment	—	11,034
Other	416	(2,266)
Distributable cash flow	$64,455	$73,218

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2022	December 31, 2021
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$15,016	$14,381
Working capital	$8,866	$17,461
Total assets	$2,777,276	$2,165,867
Long-term debt	$1,634,367	$1,333,049
Partners’ equity	$821,609	$443,017

Results of Operations—Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Summary
Net income attributable to the partners for the first quarter of 2022 was $49.6 million ($0.45 per basic and diluted limited partner unit) compared to $64.4 million ($0.61 per basic and diluted limited partner unit) for the first quarter of 2021. Results for the first quarter of 2021 reflect special items that collectively increased net income attributable to HEP by a total of $13.6 million. These items included a gain on sales-type leases of $24.7 million and a goodwill impairment charge of $11.0 million related to our Cheyenne assets. Excluding these items, net income attributable to HEP for the first quarter of 2021 was $50.8 million ($0.48 per basic and diluted limited partner unit).

Revenues
Revenues for the first quarter were $120.2 million, a decrease of $7.0 million compared to the first quarter of 2021. The decrease was mainly due to lower revenues on our Cheyenne assets as a result of the conversion of HF Sinclair’s Cheyenne refinery to renewable diesel production, lower revenues on our Woods Cross refinery processing units, which were down for planned maintenance in March 2022, and lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery. These revenue decreases were partially offset by higher revenues on our UNEV pipeline and revenues on our newly acquired Sinclair Transportation assets.

Revenues from our refined product pipelines were $26.1 million, a decrease of $2.3 million compared to the first quarter of 2021. Shipments averaged 156.2 thousand barrels per day (“mbpd”) compared to 164.0 mbpd for the first quarter of 2021. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HF Sinclair’s Navajo refinery,

Table o
partially offset by higher volumes and revenues on our UNEV pipeline and our newly acquired Sinclair Transportation product pipelines.

Revenues from our intermediate pipelines were $7.5 million, consistent with the first quarter of 2021. Shipments averaged 117.8 mbpd for the first quarter of 2022 compared to 115.2 mbpd for the first quarter of 2021. The increase in volumes was mainly due to higher throughputs on our intermediate pipelines servicing HF Sinclair’s Tulsa refinery while revenue remained constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $31.2 million, an increase of $0.6 million compared to the first quarter of 2021. Shipments averaged 527.2 mbpd compared to 373.9 mbpd for the first quarter of 2021. The increase in volumes was mainly attributable to our Cushing Connect Pipeline, which went into service in September 2021, as well as volumes on our newly acquired Sinclair Transportation crude pipelines. The increase in revenues was mainly due to our crude pipeline systems in Wyoming and Utah, including the Sinclair Transportation crude pipelines. Revenues did not increase in proportion to volumes due to recognizing most of the Cushing Connect Pipeline and Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.

Revenues from terminal, tankage and loading rack fees were $37.0 million, a decrease of $1.2 million compared to the first quarter of 2021. Refined products and crude oil terminalled in the facilities averaged 494.4 mbpd compared to 369.0 mbpd for the first quarter of 2021. The increase in volumes was mainly the result of higher throughputs at HF Sinclair’s Tulsa refinery. Revenues decreased mainly because the first quarter of 2021 included the recognition of $6.5 million of the $10 million termination fee related to the termination of HFC’s minimum volume commitment on our Cheyenne assets as a result of the conversion of the HF Sinclair Cheyenne refinery to renewable diesel production, partially offset by revenues on our newly acquired Sinclair Transportation terminal assets and higher revenues at our Tulsa and El Dorado tank farms.

Revenues from refinery processing units were $18.4 million, an decrease of $4.1 million compared to the first quarter of 2021, and throughputs averaged 65.2 mbpd compared to 60.7 mbpd for the first quarter of 2021. The increase in volumes was mainly due to increased throughput at our El Dorado refinery processing units, partially offset by lower throughput at our Woods Cross refinery processing unit, which were down for a scheduled turnaround in March 2022. Revenues decreased mainly due to the turnaround at Woods Cross, partially offset by higher natural gas recoveries in revenues. Revenues did not increase in proportion to the increase in volumes mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $42.6 million for the three months ended March 31, 2022, an increase of $1.3 million compared to the first quarter of 2021. The increase was mainly due to higher employee costs, insurance, property tax and materials and supplies, partially offset by lower maintenance costs and natural gas costs for the three months ended March 31, 2022.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 decreased by $2.9 million compared to the three months ended March 31, 2021. The decrease was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks in 2021.

General and Administrative
General and administrative costs for the three months ended March 31, 2022 increased by $1.3 million compared to the three months ended March 31, 2021, mainly due to higher legal and professional expenses associated with the HEP Transaction.

Table o
Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2022	2021
	(in thousands)
Osage Pipe Line Company, LLC	643	721
Cheyenne Pipeline LLC	1,774	(104)
Cushing Connect Terminal Holdings LLC	906	1,146
Pioneer Investment Corporation	465	—
Saddle Butte Pipeline III, LLC	(162)	—
Total	$3,626	$1,763

Equity in earnings of Cheyenne Pipeline LLC increased for the three months ended March 31, 2022, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Equity in earnings of Cushing Connect Terminal Holdings LLC decreased for the three months ended March 31, 2022, mainly due to higher property tax expense. Equity in earnings of Pioneer Investment Corporation and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the three months ended March 31, 2022, totaled $13.6 million, an increase of $0.4 million compared to the three months ended March 31, 2021. The increase was mainly due to higher average borrowings outstanding under our senior secured revolving credit facility (the “Credit Agreement”) during the first quarter of 2022 related to the funding of the cash portion of the Sinclair Transportation acquisition. Our aggregate effective interest rates was 3.5% for both the three months ended March 31, 2022 and 2021, respectively.

Interest Income
Interest income for the three months ended March 31, 2022, totaled $12.6 million, an increase of $6.1 million compared to the three months ended March 31, 2021. The increase was mainly due to higher sales-type lease interest income from our Cushing Connect Pipeline, which was placed into service at the end of the third quarter of 2021, and our newly acquired Sinclair Transportation pipelines and terminals.

State Income Tax Expense
We recorded state income tax expense of $31,000 and $37,000 for the three months ended March 31, 2022 and 2021, respectively. All tax expense is solely attributable to the Texas margin tax.

Table o
LIQUIDITY AND CAPITAL RESOURCES

Overview
In April 2021, we amended our Credit Agreement decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

During the three months ended March 31, 2022, we received advances totaling $360.0 million and repaid $58.5 million under the Credit Agreement, resulting in a net increase of $301.5 million and an outstanding balance of $1,141.5 million at March 31, 2022. As of March 31, 2022, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $58.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

On April 8, 2022, we closed a private placement of $400 million in aggregate principal amount of 6.375% senior unsecured notes due in 2027 (the “6.375% Senior Notes”). The 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The total net proceeds from the offering of the 6.375% Senior Notes were used to partially repay outstanding borrowings under the Credit Agreement, increasing our available liquidity.
As of March 31, 2022, we had $500 million aggregate principal amount of 5% Senior Notes due in 2028.
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended March 31, 2022. As of March 31, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In February 2022, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $37.0 million.

Cash and cash equivalents increased by $0.6 million during the three months ended March 31, 2022. The cash flows provided by operating activities of $71.8 million and financing activities of $262.6 million were more than the cash flows used for investing activities of $333.8 million. Working capital decreased by $8.6 million to $8.9 million at March 31, 2022, from $17.5 million at December 31, 2021.

Table o
Cash Flows—Operating Activities
Cash flows from operating activities decreased by $10.3 million from $82.1 million for the three months ended March 31, 2021, to $71.8 million for the three months ended March 31, 2022. The decrease was mainly due to higher payments for turnaround expenses at our Woods Cross refinery processing units partially offset by higher cash receipts from customers and lower payments for operating expenses during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Cash Flows—Investing Activities
Cash flows used for investing activities were $333.8 million for the three months ended March 31, 2022, compared to $30.0 million for the three months ended March 31, 2021, an increase of $303.7 million. During the three months ended March 31, 2022, we paid the $321.4 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the three months ended March 31, 2022 and 2021, we invested $14.1 million and $33.2 million, respectively, in additions to properties and equipment.

Cash Flows—Financing Activities
Cash flows provided by financing activities were $262.6 million for the three months ended March 31, 2022, compared to cash flows used by financing activities of $54.3 million for the three months ended March 31, 2021, an increase of $316.9 million. During the three months ended March 31, 2022, we received $360.0 million and repaid $58.5 million in advances under the Credit Agreement. Additionally, we paid $37.0 million in regular quarterly cash distributions to our limited partners and $0.9 million to our noncontrolling interests. During the three months ended March 31, 2021, we received $73.0 million and repaid $90.5 million in advances under the Credit Agreement. We paid $38.3 million in regular quarterly cash distributions to our limited partners, and distributed $3.8 million to our noncontrolling interests. In addition, we received $6.3 million in contributions from noncontrolling interests during the three months ended March 31, 2021.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2022 capital forecast includes forecasted expenditures for our newly acquired Sinclair Transportation assets and is comprised of approximately $20 million to $25 million for maintenance capital expenditures, $30 million to $40 million for refinery unit turnarounds and $5 million to $10 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as planned expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

Under the terms of the transaction to acquire HF Sinclair’s 75% interest in UNEV, we issued to HF Sinclair a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HF Sinclair is entitled to a 50% interest in our share of annual UNEV earnings before interest, income taxes, depreciation, and

Table o
amortization above $30 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2022.

Senior Notes
As of March 31, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

On April 8, 2022, we closed a private placement of $400 million in aggregate principal amount of 6.375% senior unsecured notes due in 2027 (the “6.375% Senior Notes”). The 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The total net proceeds from the offering of the 6.375% Senior Notes were used to partially repay outstanding borrowings under the Credit Agreement, increasing our available liquidity.

The 5% Senior Notes and the 6.375% Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the 5% Senior Notes as of March 31, 2022. At any time when the 5% Senior Notes and the 6.375% Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the 5% Senior Notes and the 6.375% Senior Notes.

Indebtedness under the 5% Senior Notes and the 6.375% Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp., UNEV Pipeline, LLC and certain immaterial subsidiaries).

Table o
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Credit Agreement	$1,141,500	840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(7,133)	(6,951)
	492,867	493,049

Total long-term debt	$1,634,367	$1,333,049

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended March 31, 2022.

Impact of Inflation
Inflation in the United States did not have a material impact on our results of operations for the three months ended March 31, 2022 and 2021. PPI has increased an average of 2.9% annually over the past five calendar years, including an increase of 8.9% in 2021 and a decrease of 1.3% in 2020.

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

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair, HF Sinclair has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and occurring or existing prior to the date of such transfers.
We have an environmental agreement with Delek US Holdings, Inc. (“Delek”) with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Delek in 2005, under which Delek will indemnify us subject to certain monetary and time limitations.

Table o
At March 31, 2022, we had an accrual of $8.7 million related to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have preliminarily been fair valued at $5.0 million, or for which the indemnity provided for by HF Sinclair has expired or will expire. There are environmental remediation projects in progress, including assessment and monitoring activities, that relate to certain assets acquired from HF Sinclair. Certain of these projects were underway prior to our purchase, are covered under the HF Sinclair environmental indemnification discussed above, and represent liabilities retained by HF Sinclair.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2022. We consider these policies to be critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At March 31, 2022, we had an outstanding principal balance of $500 million on our 5% Senior Notes. A change in interest rates generally would affect the fair value of the 5% Senior Notes, but not our earnings or cash flows. At March 31, 2022, the fair value of our 5% Senior Notes was $474.6 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the 5% Senior Notes at March 31, 2022 would result in a change of approximately $14.5 million in the fair value of the underlying 5% Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2022, borrowings outstanding under the Credit Agreement were $1,141.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Table o
Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
We acquired Sinclair Transportation effective March 14, 2022, and have included the operating results and assets and liabilities of Sinclair Transportation in our consolidated financial statements as of March 31, 2022 and for the 18 days then ended. Other than our internal controls for Sinclair Transportation, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table o

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

Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 6.Exhibits

The Exhibit Index beginning on page 52 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Table o
Exhibit Index

Exhibit Number	Description

2.1*†	Amendment to Contribution Agreement, dated as of March 14, 2022, by and among Holly Energy Partners, L.P., The Sinclair Companies, and Sinclair Transportation Company.
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

4.1
Indenture, dated April 8, 2022, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank Trust Company, National Association, relating to the offering of the Notes (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed April 8, 2022, File No. 1-32225).

4.2*
First Supplemental Indenture, dated as of March 14, 2022, among Sinclair Transportation Company LLC, Sinclair Logistics LLC, Sinclair Pipeline Company LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028.

10.1
Eighth Amended and Restated Master Throughput Agreement entered into and effective as of March 14, 2022, by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 14, 2022, File No. 1-32225).

10.2
Twenty-Second Amended and Restated Omnibus Agreement entered into and effective as of March 14, 2022, by and among HF Sinclair Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed March 14, 2022, File No. 1-32225).

10.3
Seventh Amended and Restated Master Lease Agreement entered into and effective as of March 14, 2022, by and among certain subsidiaries of HF Sinclair Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed March 14, 2022, File No. 1-32225).

10.4
Consulting Agreement, dated as of March 14, 2022, by and between HF Sinclair Corporation and Mark Peterson (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed March 16, 2022, File No. 1-32225).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Table o

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table o
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

May 9, 2022	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 9, 2022	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)