Form 10-Q
period 2022-06-30
HOLLY ENERGY PARTNERS LP
filed 2022-08-08
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at August 5, 2022, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “expect,” “project,” “will,” “plan,” “goal,” “forecast,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•HF Sinclair Corporation’s (“HF Sinclair”) and our ability to successfully integrate the Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) businesses acquired from The Sinclair Companies (now known as REH Company), referred to herein as “Sinclair HoldCo”) with our existing operations and fully realize the expected synergies of the Sinclair Transactions (as defined herein) or on the expected timeline;
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
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reasons such as infection in the workforce, in response to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, terminal facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party service providers or lower gross margins due to the economic impact of the COVID-19 pandemic, inflation and labor costs, and any potential asset impairments resulting from such actions;
•the effects of current and future government regulations and policies, including the effects of current and future restrictions on various commercial and economic activities in response to the COVID-19 pandemic and increases in interest rates;
•delay by government authorities in issuing permits necessary for our business or our capital projects;
•our and our joint venture partners’ ability to complete and maintain operational efficiency in carrying out routine operations and capital construction projects;

Table of 19,
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

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $4,596 and $8,881, respectively)	$14,884	$14,381
Accounts receivable:
Trade	13,583	12,745
Affiliates	58,969	56,154
	72,552	68,899
Prepaid and other current assets	11,969	11,033
Total current assets	99,405	94,313

Properties and equipment, net	1,426,492	1,329,028
Operating lease right-of-use assets, net	2,502	2,275
Net investment in leases (Cushing Connect VIEs: $100,866 and $100,042, respectively)	542,281	309,303
Intangible assets, net	66,304	73,307
Goodwill	314,418	223,650
Equity method investments (Cushing Connect VIEs: $35,955 and $37,505, respectively)	280,472	116,378
Deferred turnaround costs	25,813	2,632
Other assets	17,351	14,981
Total assets	$2,775,038	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $3,427 and $8,285, respectively)	$25,104	$28,577
Affiliates	12,696	11,703
	37,800	40,280

Accrued interest	17,963	11,258
Deferred revenue	13,770	14,585
Accrued property taxes	7,145	4,542
Current operating lease liabilities	963	620
Current finance lease liabilities	3,857	3,786
Other current liabilities	2,648	1,781
Total current liabilities	84,146	76,852

Long-term debt	1,608,460	1,333,049
Noncurrent operating lease liabilities	2,006	2,030
Noncurrent finance lease liabilities	62,838	64,649
Other long-term liabilities	23,072	12,527
Deferred revenue	28,865	29,662

Class B unit	58,461	56,549

Equity:
Partners’ equity:
Common unitholders (126,440,201 and 105,440,201 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	837,785	443,017
Noncontrolling interests	69,405	147,532
Total equity	907,190	590,549
Total liabilities and equity	$2,775,038	$2,165,867
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Affiliates	$110,537	$99,142	$202,791	$201,068
Third parties	25,233	27,093	53,177	52,350
	135,770	126,235	255,968	253,418
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	53,899	42,068	96,524	83,433
Depreciation and amortization	26,974	25,003	49,161	50,068
General and administrative	4,682	2,847	8,994	5,815
Goodwill impairment	—	—	—	11,034
	85,555	69,918	154,679	150,350
Operating income	50,215	56,317	101,289	103,068

Other income (expense):
Equity in earnings of equity method investments	5,447	3,423	9,073	5,186
Interest expense	(20,347)	(13,938)	(33,986)	(27,178)
Interest income	24,331	6,614	36,978	13,162
Gain on sales-type leases	—	27	—	24,677
Gain on sale of assets and other	45	5,415	146	5,917
	9,476	1,541	12,211	21,764
Income before income taxes	59,691	57,858	113,500	124,832
State income tax expense	(14)	(27)	(45)	(64)
Net income	59,677	57,831	113,455	124,768
Allocation of net income attributable to noncontrolling interests	(2,885)	(2,086)	(7,104)	(4,626)
Net income attributable to the partners	56,792	55,745	106,351	120,142
Limited partners’ per unit interest in earnings—basic and diluted	$0.45	$0.53	$0.90	$1.14
Weighted average limited partners’ units outstanding	126,440	105,440	118,087	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$113,455	$124,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,161	50,068
Gain on sale of assets	(25)	(5,586)
Gain on sales-type leases	—	(24,677)
Goodwill impairment	—	11,034
Amortization of deferred charges	1,803	2,229
Equity-based compensation expense	1,227	1,210
Equity in earnings of equity method investments, net of distributions	933	—
(Increase) decrease in operating assets:
Accounts receivable—trade	1,071	1,726
Accounts receivable—affiliates	(2,815)	1,649
Prepaid and other current assets	60	825
Increase (decrease) in operating liabilities:
Accounts payable—trade	1,355	3,068
Accounts payable—affiliates	993	(3,157)
Accrued interest	6,705	(23)
Deferred revenue	(1,612)	(2,176)
Accrued property taxes	1,630	1,065
Other current liabilities	77	438
Turnaround expenditures	(24,158)	(882)
Other, net	2,626	529
Net cash provided by operating activities	152,486	162,108

Cash flows from investing activities
Additions to properties and equipment	(23,246)	(59,375)
Acquisition of Sinclair Transportation	(321,366)	—
Proceeds from sale of assets	33	7,343
Distributions in excess of equity in earnings of equity investments	6,589	3,107
Net cash used for investing activities	(337,990)	(48,925)

Cash flows from financing activities
Borrowings under credit agreement	410,000	141,000
Repayments of credit agreement borrowings	(529,000)	(184,500)
Proceeds from issuance of debt	400,000	—
Contributions from noncontrolling interests	—	17,593
Distributions to HEP unitholders	(81,333)	(75,356)
Distributions to noncontrolling interests	(5,308)	(5,872)
Payments on finance leases	(1,776)	(1,747)
Deferred financing costs	(6,343)	(6,661)
Units withheld for tax withholding obligations	(65)	(69)
Other	(168)	—
Net cash provided (used) by financing activities	186,007	(115,612)

Cash and cash equivalents
Increase (decrease) for the period	503	(2,429)
Beginning of period	14,381	21,990
End of period	$14,884	$19,561

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,814	$25,072
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(4,431)	(4,431)
Acquisition of remaining UNEV interests	3,198	177	3,375
Amortization of restricted and performance units	607	—	607
Class B unit accretion	(956)	—	(956)
Other	(86)	—	(86)
Net income	57,749	1,928	59,677
Balance June 30, 2022	$837,785	$69,405	$907,190

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Capital Contribution - Cushing Connect	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Amortization of restricted and performance units	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616
Contributions from noncontrolling interest	—	9,780	9,780
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,053)	(2,053)
Equity-based compensation	527	—	527
Class B unit accretion	(894)	—	(894)
Other	(2)	—	(2)
Net income	56,639	1,192	57,831
Balance June 30, 2021	$425,218	$142,559	$567,777

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. We commenced operations on July 13, 2004, upon the completion of our initial public offering. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair (formerly known as Hippo Parent Corporation), Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC, a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of June 30, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

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

Indicators of Goodwill and Long-lived Asset Impairment
During the first quarter of 2021, changes in our agreements with HFC related to our Cheyenne assets resulted in an increase in the net book value of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the six months ended June 30, 2022 and 2021, we recognized $10.4 million and $8.8 million, respectively, of these deficiency payments in revenue, of which $1.9 million and $0.5 million, respectively, related to deficiency payments billed in prior periods.
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

Under the terms of the Contribution Agreement, HEP acquired Sinclair Transportation, which together with its subsidiaries, owned Sinclair HoldCo’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipelines supporting the Sinclair HoldCo refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC becoming a wholly owned subsidiary of HEP).

The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date, with the excess consideration recorded as goodwill. The preliminary purchase consideration allocation resulted in the recognition of $90.8 million in goodwill.

The following tables present the preliminary purchase consideration and preliminary purchase price allocation to the assets acquired and liabilities assumed on March 14, 2022:

Preliminary Purchase Consideration (in thousands except for per share amounts)
HEP common units issued	21,000
Closing price per unit of HEP common units(1)	$16.62
Purchase consideration paid in HEP common units	349,020
Cash consideration paid by HEP	325,000
Estimated Adjusted Payments HEP(2)	(3,634)
Total cash consideration	321,366
Total purchase consideration	$670,386

(1) Based on the HEP closing unit price on March 11, 2022.
(2) Net of cash acquired

(In thousands)
Assets Acquired
Accounts receivable	$1,910
Prepaid and other current assets	59
Properties and equipment	357,819
Operating lease right-of-use assets	105
Other assets	3,500
Goodwill	90,768
Equity method investments	229,891
Total assets acquired	$684,052

Liabilities Assumed
Accounts payable	1,528
Accrued property taxes	973
Other current liabilities	789
Operating lease liabilities	33
Noncurrent operating lease liabilities	72
Other long-term liabilities	10,271
Total liabilities assumed	$13,666
Net assets acquired	$670,386

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

Our consolidated financial and operating results reflect the Sinclair Transportation operations beginning March 14, 2022. Our results of operations for the three months ended June 30, 2022 included revenue, interest income from sales-type leases and net income of $10.5 million, $14.5 million and $19.2 million, respectively, and revenue, interest income from sales-type leases and net income of $12.1 million, $17.2 million and $21.8 million for the period from March 14, 2022 through June 30, 2022, respectively, related to these operations.

For the six months ended June 30, 2022, we incurred $1.7 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the six months ended June 30, 2022 and the three and six months ended June 30, 2021 was derived from our historical financial statements giving effect to the HEP Transaction as if it had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of Sinclair Transportation’s fair-valued properties, plants and equipment.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
	(In thousands)
Sales and other revenues	$143,279	$270,730	$286,469
Net income attributable to the partners	$62,739	$107,574	$133,164

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

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among the partners. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $73 million, including approximately $5 million of Cushing Connect Pipeline construction costs exceeding the budget by more than 10% borne solely by HEP.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Pipelines	$68,319	$68,322	$133,099	$134,827
Terminals, tanks and loading racks	44,558	36,887	81,573	75,069
Refinery processing units	22,893	21,026	41,296	43,522
	$135,770	$126,235	$255,968	$253,418

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Lease revenues	$82,445	$86,867	$155,736	$174,803
Service revenues	53,325	39,368	100,232	78,615
	$135,770	$126,235	$255,968	$253,418
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

	June 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$6,727	$6,637
Contract liabilities	$(2,247)	$(4,185)

The contract assets and liabilities include both lease and service components. During the six months ended June 30, 2022 and 2021, we recognized $1.9 million and $0.5 million, respectively, of revenue that was previously included in contract liability as of December 31, 2021 and 2020, respectively. During the six months ended June 30, 2022 and 2021, we also recognized $0.1 million and $0.2 million, respectively, of revenue included in contract assets.

As of June 30, 2022, we expect to recognize $1.6 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2023 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2022	$182
2023	301
2024	266
2025	185
2026	170
2027	137
Thereafter	407
Total	$1,648
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $6.2 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively, with accumulated depreciation of $4.0 million and $3.6 million as of June 30, 2022 and December 31, 2021, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	June 30, 2022	December 31, 2021

Operating leases:
Operating lease right-of-use assets, net	$2,502	$2,275

Current operating lease liabilities	963	620
Noncurrent operating lease liabilities	2,006	2,030
Total operating lease liabilities	$2,969	$2,650

Finance leases:
Properties and equipment	$6,160	$6,031
Accumulated amortization	(4,013)	(3,632)
Properties and equipment, net	$2,147	$2,399

Current finance lease liabilities	$3,857	$3,786
Noncurrent finance lease liabilities	62,838	64,649
Total finance lease liabilities	$66,695	$68,435

Weighted average remaining lease term (in years):
Operating leases	4.8	5.8
Finance leases	14.6	15.0

Weighted average discount rate:
Operating leases	4.5%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$518	$576
Operating cash flows on finance leases	$1,950	$2,105
Financing cash flows on finance leases	$1,776	$1,747

Maturities of lease liabilities were as follows:

	June 30, 2022
	Operating	Finance
	(In thousands)
2022	$504	$3,672
2023	935	7,383
2024	524	6,938
2025	443	6,479
2026	289	6,432
2027 and thereafter	501	67,463
Total lease payments	3,196	98,367
Less: Imputed interest	(227)	(31,672)
Total lease obligations	2,969	66,695
Less: Current lease liabilities	(963)	(3,857)
Noncurrent lease liabilities	$2,006	$62,838

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease costs	$242	$249	$504	$547
Finance lease costs
Amortization of assets	189	200	381	412
Interest on lease liabilities	946	994	1,905	2,001
Variable lease cost	23	67	59	133
Total net lease cost	$1,400	$1,510	$2,849	$3,093

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

During the six months ended June 30, 2022, we entered into new agreements, and amended other agreements, with HFC related to our newly acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the six months ended June 30, 2022. The balance sheet impacts were composed of the following:

Six Months Ended June 30, 2022
(In thousands)
Net investment in leases	$235,620
Properties and equipment, net	(235,620)
Gain on sales-type leases	$—

During the six months ended June 30, 2021, we entered into new agreements and modified other agreements with HF Sinclair related to our Cheyenne assets, Tulsa West lube racks, various crude tanks and new Navajo tanks. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HF Sinclair. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the six months ended June 30, 2021 composed of the following:

Six Months Ended June 30, 2021
(In thousands)

Net investment in leases	$47,795
Properties and equipment, net	(29,677)
Deferred revenue	6,559
Gain on sales-type leases	$24,677

These sales-type lease transactions, including the related gain, were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease revenues	$76,538	$84,426	$146,891	$170,698
Direct financing lease interest income	520	523	1,040	1,047
Gain on sales-type leases	—	27	—	24,677
Sales-type lease interest income	23,814	6,091	35,938	12,115
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	5,906	2,441	8,846	4,105
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

Annual minimum undiscounted lease payments under our leases were as follows as of June 30, 2022:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2022	$152,623	$1,083	$50,144
2023	272,169	2,175	96,383
2024	242,476	2,192	93,154
2025	166,290	2,209	89,727
2026	151,745	2,227	89,727
2027 and thereafter	473,243	36,610	841,406
Total lease receipt payments	$1,458,546	$46,496	$1,260,541
Less: Imputed interest		(30,173)	(1,131,594)
		16,323	128,947
Unguaranteed residual assets at end of leases		—	402,895
Net investment in leases		$16,323	$531,842

Net investments in leases recorded on our balance sheet were composed of the following:

	June 30, 2022		December 31, 2021
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$426,582	$16,323	$207,768	$16,371
Unguaranteed residual assets	105,260	—	90,097	—
Net investment in leases	$531,842	$16,323	$297,865	$16,371

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2022		December 31, 2021
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	493,541	430,710	493,049	502,705
6.375% Senior Notes	Level 2	393,919	377,996	—	—
Total Liabilities		887,460	808,706	493,049	502,705

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

For the net investments in sales-type leases recognized during the six months ended June 30, 2022, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Pipelines, terminals and tankage	$1,611,170	$1,527,697
Refinery assets	352,274	348,882
Land and right of way	124,984	98,837
Construction in progress	31,864	26,446
Other	63,372	48,203
	2,183,664	2,050,065
Less accumulated depreciation	(757,172)	(721,037)
	$1,426,492	$1,329,028

Depreciation expense was $40.8 million and $42.7 million for the six months ended June 30, 2022 and 2021, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	June 30, 2022	December 31, 2021
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(138,493)	(131,490)
		$66,304	$73,307

Amortization expense was $7.0 million for each of the six months ended June 30, 2022 and 2021. We estimate amortization expense to be $9.9 million for 2023, and $9.1 million for 2024 through 2027.

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

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $2.7 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million for both the six months ended June 30, 2022 and 2021. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2022, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 819,513 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the six months ended June 30, 2022, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2022 (nonvested)	203,263	$14.85
Granted	4,313	17.40
Vesting and transfer of full ownership to recipients	(3,833)	15.54
Forfeited	(18,158)	14.60
Outstanding at June 30, 2022 (nonvested)	185,585	14.92

The grant date fair values of phantom units that were vested and transferred to recipients during the six months ended June 30, 2022 and 2021 were $60 thousand and $2 thousand, respectively. The grant date fair values of phantom units that were granted during the six months ended June 30, 2022 were $75 thousand. No units were granted during the six months ended June 30, 2021. As of June 30, 2022, $1.0 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.0 year.

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

We did not grant any performance units during the six months ended June 30, 2022. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the six months ended June 30, 2022, is presented below:

Performance Units	Units
Outstanding at January 1, 2022 (nonvested)	76,719
Vesting and transfer of common units to recipients	(13,920)
Forfeited	(9,124)
Outstanding at June 30, 2022 (nonvested)	53,675

The grant date fair value of performance units vested and transferred to recipients during both the six months ended June 30, 2022 and 2021 was $0.4 million. Based on the weighted-average fair value of performance units outstanding at June 30, 2022, of $0.9 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.3 years.

During the six months ended June 30, 2022, we did not purchase any of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2022.

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

As of June 30, 2022, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of June 30, 2022. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$721,000	840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(6,459)	(6,951)
	493,541	493,049

6.375% Senior Notes
Principal	400,000	—
Unamortized premium and debt issuance costs	(6,081)	—
	393,919	—

Total long-term debt	$1,608,460	$1,333,049

Note 11:Related Party Transactions

We serve HF Sinclair’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2023 to 2037, and revenues from HF Sinclair accounted for 81% and 79% of our total revenues for the three and six months ended June 30, 2022, respectively. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of July 1, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $445.9 million.

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

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $110.5 million and $99.1 million for the three months ended June 30, 2022 and 2021, respectively, and $202.8 million and $201.1 million for the six months ended June 30, 2022 and 2021, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $1.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. In addition, HF Sinclair charged us $0.2 million for a prorated portion of the temporary administrative fee during the six months ended June 30, 2022.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $19.9 million and $14.3 million for the three months ended June 30, 2022 and 2021, respectively, and $36.1 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively.

•HF Sinclair reimbursed us $4.2 million and $1.2 million for the three months ended June 30, 2022 and 2021, for expense and capital projects, respectively, and $8.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively.
•We distributed $20.9 million in both the three months ended June 30, 2022 and 2021, and $41.7 million and in both the six months ended June 30, 2022 and 2021, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $59.0 million and $56.2 million at June 30, 2022, and December 31, 2021, respectively.
•Accounts payable to HF Sinclair were $12.7 million and $11.7 million at June 30, 2022, and December 31, 2021, respectively.
•Deferred revenue in the consolidated balance sheets included at June 30, 2022 and December 31, 2021, includes $2.2 million and $4.1 million, respectively, relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.5 million for each of the three months ended June 30, 2022 and 2021 and $1.0 million for both of the six months ended June 30, 2022 and 2021.
•We recorded a gain on sales-type leases with HF Sinclair of $24.7 million for the six months ended June 30, 2021, and we received sales-type lease payments of $24.4 million and $6.3 million from HF Sinclair for the three months ended June 30, 2022 and 2021, respectively, and $37.0 million and $12.5 million for the six months ended June 30, 2022 and 2021, respectively.
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

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of June 30, 2022, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On July 21, 2022, we announced our cash distribution for the second quarter of 2022 of $0.35 per unit. The distribution is payable on all common units and will be paid August 12, 2022, to all unitholders of record on August 1, 2022.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended June 30, 2022 and was $37.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, the regular quarterly distribution to the limited partners will be $88.7 million and was $74.1 million for the six months ended June 30, 2021. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
Net income attributable to the partners	$56,792	$55,745	$106,351	$120,142
Less: Participating securities’ share in earnings	(107)	(190)	(222)	(411)
Net income attributable to common units	56,685	55,555	106,129	119,731
Weighted average limited partners' units outstanding	126,440	105,440	118,087	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.45	$0.53	$0.90	$1.14

Note 14:Environmental

We expensed $0.2 million for both the three and six months ended June 30, 2022, respectively, for environmental remediation obligations and we expensed $0.5 million for both the three and six months ended June 30, 2021, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $13.6 million and $3.9 million at June 30, 2022 and December 31, 2021, of which $11.6 million and $2.4 million was classified as other long-term liabilities for June 30, 2022 and December 31, 2021, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair acquisition have preliminarily been fair valued at $10.0 million as of March 14, 2022. Estimated liabilities could increase in the future as the purchase price allocation for the Sinclair Transportation acquisition is finalized and when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair and/or its subsidiaries, HF Sinclair has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and its subsidiaries and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.2 million and $0.3 million for HF Sinclair indemnified liabilities as of June 30, 2022 and December 31, 2021, respectively, and other assets included equal and offsetting balances representing amounts due from HF Sinclair related to indemnifications for environmental remediation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$87,644	$78,116	$161,495	$157,546
Pipelines and terminals - third-party	25,233	27,093	53,177	52,350
Refinery processing units - affiliate	22,893	21,026	41,296	43,522
Total segment revenues	$135,770	$126,235	$255,968	$253,418

Segment operating income:
Pipelines and terminals (1)	$48,673	$49,391	$98,477	$90,875
Refinery processing units	6,224	9,773	11,806	18,008
Total segment operating income	54,897	59,164	110,283	108,883
Unallocated general and administrative expenses	(4,682)	(2,847)	(8,994)	(5,815)
Interest expense	(20,347)	(13,938)	(33,986)	(27,178)
Interest income	24,331	6,614	36,978	13,162
Equity in earnings of equity method investments	5,447	3,423	9,073	5,186
Gain on sales-type leases	—	27	—	24,677
Gain (loss) on sale of assets and other	45	5,415	146	5,917
Income before income taxes	$59,691	$57,858	$113,500	$124,832

Capital Expenditures:
Pipelines and terminals	$7,397	$25,559	$17,817	$58,777
Refinery processing units	1,703	598	5,429	598
Total capital expenditures	$9,100	$26,157	$23,246	$59,375

	June 30, 2022	December 31, 2021
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$2,157,472	$1,737,388
Refinery processing units	312,931	294,452
Other	304,635	134,027
Total identifiable assets	$2,775,038	$2,165,867

(1) Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million for the six months ended June 30, 2021.
(2) Included goodwill of $314.4 million as of June 30, 2022 and $223.7 million as of December 31, 2021.

Note 17: Supplemental Guarantor/Non-Guarantor Financial Information

Obligations of HEP (“Parent”) under the Senior Notes have been jointly and severally guaranteed by each of its direct and indirect 100% owned subsidiaries, other than Holly Energy Finance Corp., and certain immaterial subsidiaries (“Guarantor Subsidiaries”). These guarantees are full and unconditional, subject to certain customary release provisions. These circumstances include (i) when a Guarantor Subsidiary is sold or sells all or substantially all of its assets, (ii) when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, (iii) when a Guarantor Subsidiary’s guarantee of other indebtedness is terminated or released and (iv) when the requirements for legal defeasance or covenant defeasance or to discharge the senior notes have been satisfied.

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

As a result of the HEP Transaction, UNEV Pipeline, LLC became a 100% owned subsidiary, and it was subsequently added as a guarantor of the obligations of HEP under the Senior Notes during the second quarter of 2022. UNEV Pipeline, LLC financial information has been included in the Guarantor Subsidiaries financial information for all periods presented.

Condensed Consolidating Balance Sheet

June 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,879	$5,409	$4,596	$—	$14,884
Accounts receivable	—	72,418	1,343	(1,209)	72,552
Prepaid and other current assets	322	11,647	329	(329)	11,969
Total current assets	5,201	89,474	6,268	(1,538)	99,405

Properties and equipment, net	—	1,426,492	—	—	1,426,492
Operating lease right-of-use assets	—	2,502	—	—	2,502
Net investment in leases	—	542,281	100,867	(100,867)	542,281
Investment in subsidiaries	2,461,802	69,405	—	(2,531,207)	—
Intangible assets, net	—	66,304	—	—	66,304
Goodwill	—	314,418	—	—	314,418
Equity method investments	—	244,517	35,955	—	280,472
Deferred turnaround costs	—	25,813	—	—	25,813
Other assets	6,830	10,521	—	—	17,351
Total assets	$2,473,833	$2,791,727	$143,090	$(2,633,612)	$2,775,038

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$35,448	$3,561	$(1,209)	$37,800
Accrued interest	17,963	—	—	—	17,963
Deferred revenue	—	13,770	—	—	13,770
Accrued property taxes	—	7,145	—	—	7,145
Current operating lease liabilities	—	963	—	—	963
Current finance lease liabilities	—	5,862	—	(2,005)	3,857
Other current liabilities	79	1,850	719	—	2,648
Total current liabilities	18,042	65,038	4,280	(3,214)	84,146

Long-term debt	1,608,460	—	—	—	1,608,460
Noncurrent operating lease liabilities	—	2,006	—	—	2,006
Noncurrent finance lease liabilities	—	152,749	—	(89,911)	62,838
Other long-term liabilities	266	22,806	—	—	23,072
Deferred revenue	—	28,865	—	—	28,865
Class B unit	—	58,461	—	—	58,461
Equity - partners	847,065	2,461,802	69,405	(2,540,487)	837,785
Equity - noncontrolling interests	—	—	69,405	—	69,405
Total liabilities and equity	$2,473,833	$2,791,727	$143,090	$(2,633,612)	$2,775,038

Condensed Consolidating Balance Sheet

December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$4,227	$8,881	$—	$14,381
Accounts receivable	—	68,768	2,833	(2,702)	68,899
Prepaid and other current assets	353	10,680	304	(304)	11,033
Total current assets	1,626	83,675	12,018	(3,006)	94,313

Properties and equipment, net	—	1,329,028	—	—	1,329,028
Operating lease right-of-use assets	—	2,275	—	—	2,275
Net investment in leases	—	309,301	100,032	(100,030)	309,303
Investment in subsidiaries	1,785,024	70,437	—	(1,855,461)	—
Intangible assets, net	—	73,307	—	—	73,307
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	78,873	37,505	—	116,378
Deferred turnaround costs	—	2,632	—	—	2,632
Other assets	8,118	6,863	—	—	14,981
Total assets	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$34,566	$8,416	$(2,702)	$40,280
Accrued interest	11,258	—	—	—	11,258
Deferred revenue	—	14,585	—	—	14,585
Accrued property taxes	—	4,542	—	—	4,542
Current operating lease liabilities	—	620	—	—	620
Current finance lease liabilities	—	5,566	—	(1,780)	3,786
Other current liabilities	3	1,513	265	—	1,781
Total current liabilities	11,261	61,392	8,681	(4,482)	76,852

Long-term debt	1,333,049	—	—	—	1,333,049
Noncurrent operating lease liabilities	—	2,030	—	—	2,030
Noncurrent finance lease liabilities	—	156,102	—	(91,453)	64,649
Other long-term liabilities	340	12,187	—	—	12,527
Deferred revenue	—	29,662	—	—	29,662
Class B unit	—	56,549	—	—	56,549
Equity - partners	450,118	1,785,024	70,437	(1,862,562)	443,017
Equity - noncontrolling interests	—	77,095	70,437	—	147,532
Total liabilities and equity	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$110,537	$—	$—	$110,537
Third parties	—	25,233	—	—	25,233
	—	135,770	—	—	135,770
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	52,823	1,076	—	53,899
Depreciation and amortization	—	26,974	—	—	26,974
General and administrative	912	3,770	—	—	4,682
	912	83,567	1,076	—	85,555
Operating income (loss)	(912)	52,203	(1,076)	—	50,215

Other income (expense):
Equity in earnings of subsidiaries	77,104	1,927	—	(79,031)	—
Equity in earnings of equity method investments	—	4,641	806	—	5,447
Interest expense	(19,400)	(5,071)	—	4,124	(20,347)
Interest income	—	24,331	4,124	(4,124)	24,331
Gain on sale of assets and other	—	45	—	—	45
	57,704	25,873	4,930	(79,031)	9,476
Income before income taxes	56,792	78,076	3,854	(79,031)	59,691
State income tax expense	—	(14)	—	—	(14)
Net income	56,792	78,062	3,854	(79,031)	59,677
Allocation of net income attributable to noncontrolling interests	—	(958)	(1,927)	—	(2,885)
Net income attributable to the partners	$56,792	$77,104	$1,927	$(79,031)	$56,792

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$99,142	$—	$—	$99,142
Third parties	—	27,093	—	—	27,093
	—	126,235	—	—	126,235
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	41,411	657	—	42,068
Depreciation and amortization	—	25,003	—	—	25,003
General and administrative	907	1,940	—	—	2,847
	907	68,354	657	—	69,918
Operating income (loss)	(907)	57,881	(657)	—	56,317

Other income (expense):
Equity in earnings of subsidiaries	69,596	(14)	—	(69,582)	—
Equity in earnings of equity method investments		2,793	630	—	3,423
Interest expense	(12,944)	(994)	—	—	(13,938)
Interest income		6,614	—	—	6,614
Gain on sales-type lease	—	27	—	—	27
Gain on sale of assets and other	—	5,415	—	—	5,415
	56,652	13,841	630	(69,582)	1,541
Income before income taxes	55,745	71,722	(27)	(69,582)	57,858
State income tax expense	—	(27)	—	—	(27)
Net income	55,745	71,695	(27)	(69,582)	57,831
Allocation of net income attributable to noncontrolling interests	—	(2,099)	13	—	(2,086)
Net income attributable to the partners	$55,745	$69,596	$(14)	$(69,582)	$55,745

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations		Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$202,791	$—	$—		$202,791
Third parties	—	53,177	—	—		53,177
	—	255,968	—	—		255,968
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	94,757	1,767	—		96,524
Depreciation and amortization	—	49,161	—	—		49,161
General and administrative	2,000	6,994	—	—		8,994
	2,000	150,912	1,767	—		154,679
Operating income (loss)	(2,000)	105,056	(1,767)	—	0	101,289

Other income (expense):
Equity in earnings of subsidiaries	140,431	4,098	—	(144,529)		—
Equity in earnings of equity method investments	—	7,361	1,712	—		9,073
Interest expense	(32,080)	(10,157)	—	8,251		(33,986)
Interest income	—	36,978	8,251	(8,251)		36,978
Gain on sale of assets and other	—	146	—	—		146
	108,351	38,426	9,963	(144,529)		12,211
Income before income taxes	106,351	143,482	8,196	(144,529)		113,500
State income tax expense	—	(45)	—	—		(45)
Net income	106,351	143,437	8,196	(144,529)		113,455
Allocation of net income attributable to noncontrolling interests	—	(3,006)	(4,098)	—		(7,104)
Net income attributable to the partners	$106,351	$140,431	$4,098	$(144,529)		$106,351

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$201,068	$—	$—	$201,068
Third parties	—	52,350	—	—	52,350
	—	253,418	—	—	253,418
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	82,434	999	—	83,433
Depreciation and amortization	—	50,068	—	—	50,068
General and administrative	2,085	3,730	—	—	5,815
Goodwill impairment	—	11,034	—	—	11,034
	2,085	147,266	999	—	150,350
Operating income (loss)	(2,085)	106,152	(999)	—	103,068

Other income (expense):
Equity in earnings of subsidiaries	147,405	388	—	(147,793)	—
Equity in earnings of equity method investments	—	3,411	1,775	—	5,186
Interest expense	(25,178)	(2,000)	—	—	(27,178)
Interest income	—	13,162	—	—	13,162
Gain on sales-type lease	—	24,677	—	—	24,677
Gain on sale of assets and other	—	5,917	—	—	5,917
	122,227	45,555	1,775	(147,793)	21,764
Income before income taxes	120,142	151,707	776	(147,793)	124,832
State income tax expense	—	(64)	—	—	(64)
Net income	120,142	151,643	776	(147,793)	124,768
Allocation of net income attributable to noncontrolling interests	—	(4,238)	(388)	—	(4,626)
Net income attributable to the partners	120,142	147,405	388	(147,793)	120,142

Note 18: Osage Pipeline

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline has resumed operations and recovery operations are ongoing. We expect to accrue amounts related to recovery and remediation in the third quarter of 2022, but cannot estimate those amounts at this time. We do not expect the accrual will have a material impact on our financial position.

Table o

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections under “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to Holly Energy Partners, L.P. (“HEP”) and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. References herein to HF Sinclair Corporation (“HF Sinclair”) with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HFC”) and its consolidated subsidiaries and do not include Hippo Holding LLC, the parent company of Sinclair Oil LLC, Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which include the operations of the combined business operations of HFC and the Acquired Sinclair Businesses.

OVERVIEW

HEP, together with its consolidated subsidiaries, is a publicly held master limited partnership. On March 14, 2022 (the “Closing Date”), HFC and HEP announced the establishment of HF Sinclair, as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from REH Company (formerly known as The Sinclair Companies, referred to herein as “Sinclair HoldCo”). On the Closing Date, HF Sinclair completed its acquisition of Sinclair Oil by effecting (a) a holding company merger with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of Hippo Holding LLC, the parent company of Sinclair Oil (the “Target Company”), to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of June 30, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from Sinclair HoldCo in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $321.4 million, inclusive of estimated working capital adjustments for an aggregate transaction value of $670.4 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

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

See Notes 1 and 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the acquisitions.

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

Table o
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

Market Developments
Our results for the second quarter and first six months of 2022 were favorably impacted by continued strong global economic activity with global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2023 to 2037. These minimum volume commitments accounted for approximately 64% and 66% of our total revenues in the six months ended June 30, 2022 and June 30, 2021, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.

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

The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment will generally be shared equally among HEP and Plains. However, we are solely responsible for any Cushing Connect Pipeline construction costs that exceed the budget by more than 10%. HEP estimates its share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs are approximately $73 million, including approximately $5 million of Cushing Connect Pipeline construction costs exceeding the budget by more than 10% borne solely by HEP.

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2023 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of July 1, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $446 million.

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

Table o
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

We have a long-term strategic relationship with HFC (and now HF Sinclair) that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to economic conditions discussed in “Overview - Market Developments” above, we also expect over the longer term to continue to work with HF Sinclair on logistic asset acquisitions in conjunction with HF Sinclair’s refinery acquisition strategies. See “Overview” above for a discussion of the Sinclair Transactions.

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

Table o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2022 and 2021.

Table o

	Three Months Ended June 30,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$20,920	$19,213	$1,707
Affiliates—intermediate pipelines	7,521	7,521	—
Affiliates—crude pipelines	20,971	19,251	1,720
	49,412	45,985	3,427
Third parties—refined product pipelines	5,215	9,526	(4,311)
Third parties—crude pipelines	13,692	12,811	881
	68,319	68,322	(3)
Terminals, tanks and loading racks:
Affiliates	38,232	32,131	6,101
Third parties	6,326	4,756	1,570
	44,558	36,887	7,671

Refinery processing units—Affiliates	22,893	21,026	1,867

Total revenues	135,770	126,235	9,535
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	53,899	42,068	11,831
Depreciation and amortization	26,974	25,003	1,971
General and administrative	4,682	2,847	1,835
	85,555	69,918	15,637
Operating income	50,215	56,317	(6,102)
Other income (expense):
Equity in earnings of equity method investments	5,447	3,423	2,024
Interest expense, including amortization	(20,347)	(13,938)	(6,409)
Interest income	24,331	6,614	17,717
Gain on sales-type leases	—	27	(27)
Gain on sale of assets and other	45	5,415	(5,370)
	9,476	1,541	7,935
Income before income taxes	59,691	57,858	1,833
State income tax expense	(14)	(27)	13
Net income	59,677	57,831	1,846
Allocation of net income attributable to noncontrolling interests	(2,885)	(2,086)	(799)
Net income attributable to the partners	56,792	55,745	1,047
Limited partners’ earnings per unit—basic and diluted	$0.45	$0.53	$(0.08)
Weighted average limited partners’ units outstanding	126,440	105,440	21,000
EBITDA (1)	$79,796	$88,099	$(8,303)
Adjusted EBITDA (1)	$104,244	$88,261	$15,983
Distributable cash flow (2)	$78,458	$66,680	$11,778

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	140,333	119,046	21,287
Affiliates—intermediate pipelines	124,588	143,762	(19,174)
Affiliates—crude pipelines	477,241	260,756	216,485
	742,162	523,564	218,598
Third parties—refined product pipelines	37,989	52,126	(14,137)
Third parties—crude pipelines	138,040	135,904	2,136
	918,191	711,594	206,597
Terminals and loading racks:
Affiliates	572,289	413,441	158,848
Third parties	36,748	53,257	(16,509)
	609,037	466,698	142,339
Refinery processing units—Affiliates	72,342	76,589	(4,247)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,599,570	1,254,881	344,689

Table o

	Six Months Ended June 30,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$37,780	$37,819	$(39)
Affiliates—intermediate pipelines	15,027	15,027	—
Affiliates—crude pipelines	39,248	38,705	543
	92,055	91,551	504
Third parties—refined product pipelines	14,475	19,389	(4,914)
Third parties—crude pipelines	26,569	23,887	2,682
	133,099	134,827	(1,728)
Terminals, tanks and loading racks:
Affiliates	69,440	65,995	3,445
Third parties	12,133	9,074	3,059
	81,573	75,069	6,504

Refinery processing units—Affiliates	41,296	43,522	(2,226)

Total revenues	255,968	253,418	2,550
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	96,524	83,433	13,091
Depreciation and amortization	49,161	50,068	(907)
General and administrative	8,994	5,815	3,179
Goodwill impairment	—	11,034	(11,034)
	154,679	150,350	4,329
Operating income	101,289	103,068	(1,779)
Other income (expense):
Equity in earnings of equity method investments	9,073	5,186	3,887
Interest expense, including amortization	(33,986)	(27,178)	(6,808)
Interest income	36,978	13,162	23,816
Gain on sales-type leases	—	24,677	(24,677)
Gain on sale of assets and other	146	5,917	(5,771)
	12,211	21,764	(9,553)
Income before income taxes	113,500	124,832	(11,332)
State income tax expense	(45)	(64)	19
Net income	113,455	124,768	(11,313)
Allocation of net income attributable to noncontrolling interests	(7,104)	(4,626)	(2,478)
Net income attributable to the partners	106,351	120,142	(13,791)
Limited partners’ earnings per unit—basic and diluted	$0.90	$1.14	$(0.24)
Weighted average limited partners’ units outstanding	118,087	105,440	12,647
EBITDA (1)	$152,565	$184,290	$(31,725)
Adjusted EBITDA (1)	$189,581	$176,196	$13,385
Distributable cash flow (2)	$142,912	$139,899	$3,013

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	123,863	119,316	4,547
Affiliates—intermediate pipelines	121,213	129,573	(8,360)
Affiliates—crude pipelines	436,865	255,730	181,135
	681,941	504,619	177,322
Third parties—refined product pipelines	43,479	48,298	(4,819)
Third parties—crude pipelines	134,602	129,603	4,999
	860,022	682,520	177,502
Terminals and loading racks:
Affiliates	509,509	368,612	140,897
Third parties	42,519	49,526	(7,007)
	552,028	418,138	133,890
Refinery processing units—Affiliates	68,804	68,688	116
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,480,854	1,169,346	311,508

Table o
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) goodwill impairment, (ii) acquisition integration and regulatory costs and (iii) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (iv) gain on sales-type leases, (v) gain on significant asset sales and (vi) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline and terminal tariffs and fees for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. These tariffs and fees were previously recorded as revenues prior to the renewal of the throughput agreements, which triggered sales-type lease accounting. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to HEP or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to the partners	$56,792	$55,745	$106,351	$120,142
Add (subtract):
Interest expense	20,347	13,938	33,986	27,178
Interest income	(24,331)	(6,614)	(36,978)	(13,162)
State income tax expense	14	27	45	64
Depreciation and amortization	26,974	25,003	49,161	50,068
EBITDA	$79,796	$88,099	$152,565	$184,290
Gain on sales-type leases	—	(27)	—	(24,677)
Gain on significant asset sales	—	(5,263)	—	(5,263)
Goodwill impairment	—	—	—	11,034
Acquisition integration and regulatory costs	886	—	1,722	—
Tariffs and fees not included in revenues	25,168	7,058	38,507	14,025
Lease payments not included in operating costs	(1,606)	(1,606)	(3,213)	(3,213)
Adjusted EBITDA	$104,244	$88,261	$189,581	$176,196

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

Table o

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to the partners	$56,792	$55,745	$106,351	$120,142
Add (subtract):
Depreciation and amortization	26,974	25,003	49,161	50,068
Amortization of discount and deferred debt issuance costs	1,033	1,385	1,803	2,229
Customer billings greater than net income recognized	125	(3,573)	621	(179)
Maintenance capital expenditures (3)	(4,963)	(4,111)	(10,583)	(5,482)
Increase in environmental liability	(124)	(78)	(244)	(234)
Decrease in reimbursable deferred revenue	(3,356)	(3,502)	(6,590)	(7,516)
Gain on sales-type leases	—	(27)	—	(24,677)
Gain on significant asset sales	—	(5,263)	—	(5,263)
Goodwill impairment	—	—	—	11,034
Other	1,977	1,101	2,393	(223)
Distributable cash flow	$78,458	$66,680	$142,912	$139,899

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	June 30, 2022	December 31, 2021
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$14,884	$14,381
Working capital	$15,259	$17,461
Total assets	$2,775,038	$2,165,867
Long-term debt	$1,608,460	$1,333,049
Partners’ equity	$837,785	$443,017

Results of Operations—Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Summary
Net income attributable to the partners for the second quarter of 2022 was $56.8 million ($0.45 per basic and diluted limited partner unit) compared to $55.7 million ($0.53 per basic and diluted limited partner unit) for the second quarter of 2021. Results for the second quarter of 2021 reflect a gain of $5.3 million related to the sale of a refined product pipeline. Excluding this gain, net income attributable to HEP for the second quarter of 2021 was $50. million ($0.48 per basic and diluted limited partner unit). The increase in net income attributable to HEP was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, partially offset by higher interest expense and higher operating costs and expenses.

Revenues
Revenues for the second quarter were $135.8 million, an increase of $9.5 million compared to the second quarter of 2021. The increase was mainly due to revenues on our recently acquired Sinclair Transportation assets and higher revenues on our UNEV pipeline, partially offset by lower revenues on our Cheyenne assets as a result of the conversion of HF Sinclair's Cheyenne refinery to renewable diesel production and lower volumes on our product pipelines servicing HF Sinclair's Navajo refinery due to lower throughput at the refinery.

Revenues from our refined product pipelines were $26.1 million, a decrease of $2.6 million compared to the second quarter of 2021. Shipments averaged 178.3 thousand barrels per day (“mbpd”) compared to 171.2 mbpd for the second quarter of 2021. The volume increase was mainly due to higher volumes on our recently acquired Sinclair Transportation product

Table o
pipelines, partially offset by lower volumes on pipelines servicing HF Sinclair's Navajo refinery. The revenue decrease was mainly due to lower volumes on pipelines servicing HF Sinclair's Navajo refinery and lower revenues from Delek US Holdings, Inc. (“Delek”) due to the expiration of a capacity lease, partially offset by revenues on our recently acquired Sinclair Transportation product pipelines. Revenues did not increase in proportion to volumes due to our recognition of a portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $7.5 million, consistent with the second quarter of 2021. Shipments averaged 124.6 mbpd for the second quarter of 2022 compared to 143.8 mbpd for the second quarter of 2021. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair’s Navajo refinery while revenue remained constant due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $34.7 million, an increase of $2.6 million compared to the second quarter of 2021. Shipments averaged 615.3 mbpd compared to 396.7 mbpd for the second quarter of 2021. The increase in volumes was mainly attributable to our Cushing Connect Pipeline, which went into service in September 2021, as well as volumes on our recently acquired Sinclair Transportation crude pipelines. The increase in revenues was mainly due to our recently acquired Sinclair Transportation crude pipelines. Revenues did not increase in proportion to volumes due to our recognition of most of the Cushing Connect Pipeline and Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.

Revenues from terminal, tankage and loading rack fees were $44.6 million, an increase of $7.7 million compared to the second quarter of 2021. Refined products and crude oil terminalled in the facilities averaged 609.0 mbpd compared to 466.7 mbpd for the second quarter of 2021. The increase in volumes was mainly due to our recently acquired Sinclair Transportation assets. Revenues increased mainly due to revenues on our recently acquired Sinclair Transportation assets and higher butane blending revenues. In addition, the second quarter of 2021 included the recognition of $3.4 million of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets as a result of the conversion of the HF Sinclair Cheyenne refinery to renewable diesel production.

Revenues from refinery processing units were $22.9 million, an increase of $1.9 million compared to the second quarter of 2021, and throughputs averaged 72.3 mbpd compared to 76.6 mbpd for the second quarter of 2021. The decrease in volumes was mainly due to decreased throughput at our El Dorado refinery processing units. Revenues increased mainly due to the higher natural gas cost recoveries in revenues. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $53.9 million for the three months ended June 30, 2022, an increase of $11.8 million compared to the second quarter of 2021. The increase was mainly due to operations expenses associated with our recently acquired Sinclair Transportation assets as well as higher employee costs, natural gas costs, maintenance costs and materials and supplies costs, partially offset by lower rentals and leases for the three months ended June 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2022 increased by $2.0 million compared to the three months ended June 30, 2021. The increase was mainly due to depreciation on our recently acquired Sinclair Transportation assets and amortization of the Woods Cross refinery processing units turnaround.

General and Administrative
General and administrative costs for the three months ended June 30, 2022 increased by $1.8 million compared to the three months ended June 30, 2021, mainly due to higher legal and professional expenses associated with the HEP Transaction.

Table o
Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2022	2021
	(in thousands)
Osage Pipe Line Company, LLC	606	914
Cheyenne Pipeline LLC	1,586	1,879
Cushing Connect Terminal Holdings LLC	805	630
Pioneer Investments Corp.	3,221	—
Saddle Butte Pipeline III, LLC	(771)	—
Total	$5,447	$3,423

Equity in earnings of Osage Pipe Line Company, LLC decreased for the three months ended June 30, 2022, mainly due to higher maintenance costs. Equity in earnings of Cheyenne Pipeline LLC decreased for the three months ended June 30, 2022, mainly due to the recognition in revenue of prior contractual minimum commitment billings in the three months ended June 30, 2021. Equity in earnings of Cushing Connect Terminal Holdings LLC increased for the three months ended June 30, 2022, mainly due to lower property tax expense. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the three months ended June 30, 2022, totaled $20.3 million, an increase of $6.4 million compared to the three months ended June 30, 2021. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 and higher average borrowings outstanding under our senior secured revolving credit facility related to the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit facility. Our aggregate effective interest rates were 4.7% and 3.8% for the three months ended June 30, 2022 and 2021, respectively.

Interest Income
Interest income for the three months ended June 30, 2022, totaled $24.3 million, an increase of $17.7 million compared to the three months ended June 30, 2021. The increase was mainly due to higher sales-type lease interest income from our newly acquired Sinclair Transportation pipelines and terminals and our Cushing Connect Pipeline, which was placed into service at the end of the third quarter of 2021.

State Income Tax Expense
We recorded state income tax expense of $14,000 and $27,000 for the three months ended June 30, 2022 and 2021, respectively. All tax expense is solely attributable to the Texas margin tax.

Table o

Results of Operations—Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Summary
Net income attributable to the partners for the six months ended June 30, 2022, was $106.4 million ($0.90 per basic and diluted limited partner unit) compared to $120.1 million ($1.14 per basic and diluted limited partner unit) for the six months ended June 30, 2021. Results for the six months ended June 30, 2021, reflect special items that collectively increased net income attributable to the partners by a total of $19.0 million. These items included a gain on sales-type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million related to our Cheyenne reporting unit. Excluding these items, net income attributable to the partners for the six months ended June 30, 2021, was $101.1 million ($0.96 per basic and diluted limited partner unit). The increase in earnings was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, partially offset by higher interest expense and higher operating costs and expenses. In addition, the six months ended June 30, 2021 included the recognition of $9.9 million of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets.

Revenues
Revenues for the six months ended June 30, 2022, were $256.0 million, an increase of $2.6 million compared to the six months ended June 30, 2021. The increase was mainly attributable to revenues on our recently acquired Sinclair Transportation assets and increased revenues from our UNEV assets, partially offset by lower revenues on our Cheyenne assets as a result of the conversion of HF Sinclair’s Cheyenne refinery to renewable diesel production and lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery. The six months ended June 30, 2021 included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets.

Revenues from our refined product pipelines were $52.3 million, a decrease of $5.0 million compared to the six months ended June 30, 2021. Shipments averaged 167.3 mbpd compared to 167.6 mbpd for the six months ended June 30, 2021. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HF Sinclair's Navajo refinery, partially offset by volumes on our recently acquired Sinclair Transportation assets and higher volumes on our UNEV pipeline. We recognized a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $15.0 million, consistent with the six months ended June 30, 2021. Shipments averaged 121.2 mbpd compared to 129.6 mbpd for the six months ended June 30, 2021. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair's Navajo refinery while revenue remained relatively constant due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $65.8 million, an increase of $3.2 million compared to the six months ended June 30, 2021. Shipments averaged 571.5 mbpd compared to 385.3 mbpd for the six months ended June 30, 2021. The increase in volumes was mainly attributable to our Cushing Connect Pipeline, which went into service in September 2021, as well as volumes on our recently acquired Sinclair Transportation crude pipelines. The increase in revenues was mainly due to our recently acquired Sinclair Transportation crude pipelines and higher volumes revenues on our legacy crude pipelines in Wyoming and Utah. Revenues did not increase in proportion to volumes due to our recognition of most of the Cushing Connect Pipeline and Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.

Revenues from terminal, tankage and loading rack fees were $81.6 million, an increase of $6.5 million compared to the six months ended June 30, 2021. Refined products and crude oil terminalled in the facilities averaged 552.0 mbpd compared to 418.1 mbpd for the six months ended June 30, 2021. Volumes increased mainly due to volumes on our recently acquired Sinclair Transportation assets and higher throughputs at HF Sinclair's Tulsa refinery. Revenues increased mainly due to revenues on our recently acquired Sinclair Transportation assets and higher butane blending revenues. In addition, the six months ended June 30, 2021 included the recognition of $9.9 million of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets as a result of the conversion of the HF Sinclair Cheyenne refinery to renewable diesel production.

Table o
Revenues from refinery processing units were $41.3 million, a decrease of $2.2 million compared to the six months ended June 30, 2021. Throughputs averaged 68.8 mbpd compared to 68.7 mbpd for the six months ended June 30, 2021 with increased throughputs at our El Dorado refinery processing units offset by lower throughputs at our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022. Revenues decreased mainly due to the lower throughput at our Woods Cross refinery processing units, partially offset by higher natural gas cost recoveries in revenues.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2022, increased by $13.1 million compared to the six months ended June 30, 2021. The increase was mainly due to operations expenses associated with our recently acquired Sinclair Transportation assets as well as higher employee costs, natural gas costs, and materials and supplies costs, partially offset by lower rentals and leases.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2022, decreased by $0.9 million compared to the six months ended June 30, 2021. The decrease was mainly due to the acceleration of depreciation on certain of our Cheyenne tanks in 2021 as well as retirement of assets due to sales-type lease accounting.

General and Administrative
General and administrative costs for the six months ended June 30, 2022, increased by $3.2 million compared to the six months ended June 30, 2021 mainly due to higher legal and professional expenses incurred in the six months ended June 30, 2022.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investment	2022	2021
	(in thousands)
Osage Pipe Line Company, LLC	1,249	1,636
Cheyenne Pipeline LLC	3,360	1,774
Cushing Connect Terminal Holdings LLC	1,711	1,776
Pioneer Investments Corp.	3,686	—
Saddle Butte Pipeline III, LLC	(933)	—
Total	$9,073	$5,186

Equity in earnings of Osage Pipe Line Company, LLC decreased for the six months ended June 30, 2022, mainly due to higher maintenance costs. Equity in earnings of Cheyenne Pipeline LLC increased for the six months ended June 30, 2022, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the six months ended June 30, 2022, totaled $34.0 million, an increase of $6.8 million compared to the six months ended June 30, 2021. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 and higher average borrowings outstanding under our senior secured revolving credit facility related to the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit facility. Our aggregate effective interest rates were 4.2% and 3.6% for the six months ended June 30, 2022 and 2021, respectively.

State Income Tax Expense
We recorded state income tax expense of $45,000 and $64,000 for the six months ended June 30, 2022 and 2021, respectively. All tax expense is solely attributable to the Texas margin tax.

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

During the six months ended June 30, 2022, we received advances totaling $410.0 million and repaid $529.0 million under the Credit Agreement, resulting in a net decrease of $119.0 million and an outstanding balance of $721.0 million at June 30, 2022. As of June 30, 2022, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $479.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

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
As of June 30, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes”, and together with the 6.375 Senior Notes, the “Senior Notes”).
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the six months ended June 30, 2022. As of June 30, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In the third quarter of 2022, HEP expects to hold the quarterly distribution constant at $0.35 per unit, or $1.40 on an annualized basis. We are on track to achieve our short-term leverage target of 3.5x by year-end. Consistent with our disciplined capital allocation framework, we expect to increase unitholder returns in 2023.

In May 2022, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $44.3 million.

Cash and cash equivalents increased by $0.5 million during the six months ended June 30, 2022. The cash flows provided by operating activities of $152.5 million and financing activities of $186.0 million were more than the cash flows used for investing activities of $338.0 million. Working capital decreased by $2.2 million to $15.3 million at June 30, 2022, from $17.5 million at December 31, 2021.

Table o
Cash Flows—Operating Activities
Cash flows from operating activities decreased by $9.6 million from $162.1 million for the six months ended June 30, 2021, to $152.5 million for the six months ended June 30, 2022. The decrease was mainly due to higher payments for turnaround expenses at our Woods Cross refinery processing units and higher payments for operating expenses, partially offset by higher cash receipts from customers during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Cash Flows—Investing Activities
Cash flows used for investing activities were $338.0 million for the six months ended June 30, 2022, compared to $48.9 million for the six months ended June 30, 2021, an increase of $289.1 million. During the six months ended June 30, 2022, we paid the $321.4 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the six months ended June 30, 2022 and 2021, we invested $23.2 million and $59.4 million, respectively, in addition to properties and equipment.

Cash Flows—Financing Activities
Cash flows provided by financing activities were $186.0 million for the six months ended June 30, 2022, compared to cash flows used by financing activities of $115.6 million for the six months ended June 30, 2021, an increase of $301.6 million. During the six months ended June 30, 2022, we received $410.0 million and repaid $529.0 million in advances under the Credit Agreement, and we received net proceeds of $393.7 million related to the issuance of our 6.375% Senior Notes. Additionally, we paid $81.3 million in regular quarterly cash distributions to our limited partners and $5.3 million to our noncontrolling interests. During the six months ended June 30, 2021, we received $141.0 million and repaid $184.5 million in advances under the Credit Agreement. We paid $75.4 million in regular quarterly cash distributions to our limited partners, and distributed $5.9 million to our noncontrolling interests. In addition, we received $17.6 million in contributions from noncontrolling interests during the six months ended June 30, 2021.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2022 capital forecast includes forecasted expenditures for our recently acquired Sinclair Transportation assets and is comprised of approximately $20 million to $30 million for maintenance capital expenditures, $25 million to $35 million for refinery unit turnarounds and $5 million to $10 million for expansion capital expenditures and our share of Cushing Connect Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as planned expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to a subsidiary of HFC a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization above

Table o
$40 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2022.

Senior Notes
As of June 30, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

On April 8, 2022, we closed a private placement of $400 million in aggregate principal amount of the 6.375% Senior Notes. The 6.375% Senior Notes were issued at par for net proceeds of approximately $393 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The total net proceeds from the offering of the 6.375% Senior Notes were used to partially repay outstanding borrowings under the Credit Agreement, increasing our available liquidity.

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of June 30, 2022. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table o
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	721,000	840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(6,459)	(6,951)
	493,541	493,049

6.375% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(6,081)	—
	393,919	—

Total long-term debt	$1,608,460	$1,333,049

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended June 30, 2022.

Impact of Inflation
Inflation in the United States did not have a material impact on our results of operations for the six months ended June 30, 2022 and 2021. PPI has increased an average of 2.9% annually over the past five calendar years, including an increase of 8.9% in 2021 and a decrease of 1.3% in 2020.

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

Table o
We have an environmental agreement with Delek with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Delek in 2005, under which Delek will indemnify us subject to certain monetary and time limitations.

At June 30, 2022, we had an accrual of $13.6 million related to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have preliminarily been fair valued at $10.0 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired or will expire. There are environmental remediation projects in progress, including assessment and monitoring activities, that relate to certain assets acquired from HF Sinclair. Certain of these projects were underway prior to our purchase, are covered under the HF Sinclair environmental indemnification discussed above, and represent liabilities retained by HF Sinclair.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. The pipeline has resumed operations and recovery operations are ongoing. We expect to accrue amounts related to recovery and remediation in the third quarter of 2022, but cannot estimate those amounts at this time. We do not expect the accrual will have a material impact on our financial position.

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

At June 30, 2022, we had an outstanding principal balance of $900 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2022, the fair value of our Senior Notes was $808.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at June 30, 2022 would result in a change of approximately $28.9 million in the fair value of the underlying Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2022, borrowings outstanding under the Credit Agreement were $721.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions, including but not limited to fire, explosion, releases or spills, cyberattacks, weather-related perils, vandalism, power failures, mechanical failures and other events beyond our control. We maintain various insurance coverages, including general liability, property damage, business interruption and cyber insurance, subject to certain deductibles and insurance policy terms and conditions. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

Table o
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

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
We acquired Sinclair Transportation effective March 14, 2022, and have included the operating results and assets and liabilities of Sinclair Transportation in our consolidated financial statements as of June 30, 2022 and for the 109 days then ended. Other than our internal controls for Sinclair Transportation, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.Exhibits

The Exhibit Index beginning on page 58 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

4.2
First Supplemental Indenture, dated May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 6.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 of Registrant’s Registration Statement on Form S-3 filed May 23, 2022, File No. 333-265140).

4.3
Second Supplemental Indenture, dated as of May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement on Form S-3 filed May 23, 2022, File No. 333-26514).

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table o

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

August 8, 2022	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

August 8, 2022	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)