Form 10-Q
period 2022-09-30
HOLLY ENERGY PARTNERS LP
filed 2022-11-07
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at November 4, 2022, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “will,” “plan,” “goal,” “forecast,” “intend,” “strategy,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

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
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reasons such as infection in the workforce, in response to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, terminal facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers or lower gross margins due to the economic impact of the COVID-19 pandemic, inflation and labor costs, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
•the effects of current and future government regulations and policies, including the effects of current and future restrictions on various commercial and economic activities in response to the COVID-19 pandemic and increases in interest rates;
•delay by government authorities in issuing permits necessary for our business or our capital projects;

Table of 19,
•our and our joint venture partners’ ability to complete and maintain operational efficiency in carrying out routine operations and capital construction projects;
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;
•uncertainty regarding the effects and duration of global hostilities, including the Russia-Ukraine war, and any associated military campaigns which may disrupt crude oil supplies and markets for refined products and create instability in the financial markets that could restrict our ability to raise capital;
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

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $2,671 and $8,881, respectively)	$15,551	$14,381
Accounts receivable:
Trade	14,828	12,745
Affiliates	72,796	56,154
	87,624	68,899
Prepaid and other current assets	9,818	11,033
Total current assets	112,993	94,313

Properties and equipment, net	1,417,198	1,329,028
Operating lease right-of-use assets, net	2,457	2,275
Net investment in leases (Cushing Connect VIEs: $101,485 and $100,042, respectively)	539,394	309,303
Intangible assets, net	62,802	73,307
Goodwill	322,007	223,650
Equity method investments (Cushing Connect VIEs: $35,737 and $37,505, respectively)	266,186	116,378
Deferred turnaround costs	25,092	2,632
Other assets	16,842	14,981
Total assets	$2,764,971	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $1,923 and $8,285, respectively)	$26,735	$28,577
Affiliates	17,546	11,703
	44,281	40,280

Accrued interest	17,922	11,258
Deferred revenue	11,923	14,585
Accrued property taxes	10,603	4,542
Current operating lease liabilities	966	620
Current finance lease liabilities	4,177	3,786
Other current liabilities	2,551	1,781
Total current liabilities	92,423	76,852

Long-term debt	1,593,797	1,333,049
Noncurrent operating lease liabilities	1,949	2,030
Noncurrent finance lease liabilities	62,790	64,649
Other long-term liabilities	23,230	12,527
Deferred revenue	26,752	29,662

Class B unit	59,484	56,549

Equity:
Partners’ equity:
Common unitholders (126,440,201 and 105,440,201 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	835,178	443,017
Noncontrolling interests	69,368	147,532
Total equity	904,546	590,549
Total liabilities and equity	$2,764,971	$2,165,867
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Affiliates	$122,868	$97,124	$325,659	$298,192
Third parties	26,134	25,460	79,311	77,810
	149,002	122,584	404,970	376,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	60,470	42,793	156,994	126,226
Depreciation and amortization	25,236	21,826	74,397	71,894
General and administrative	3,751	3,849	12,745	9,664
Goodwill impairment	—	—	—	11,034
	89,457	68,468	244,136	218,818
Operating income	59,545	54,116	160,834	157,184

Other income (expense):
Equity in earnings (loss) of equity method investments	(16,334)	3,689	(7,261)	8,875
Interest expense	(22,965)	(13,417)	(56,951)	(40,595)
Interest income	24,234	6,835	61,212	19,997
Gain on sales-type leases	—	—	—	24,677
Gain on sale of assets and other	494	77	640	5,994
	(14,571)	(2,816)	(2,360)	18,948
Income before income taxes	44,974	51,300	158,474	176,132
State income tax benefit (expense)	(38)	4	(83)	(60)
Net income	44,936	51,304	158,391	176,072
Allocation of net income attributable to noncontrolling interests	(2,985)	(2,144)	(10,089)	(6,770)
Net income attributable to the partners	41,951	49,160	148,302	169,302
Limited partners’ per unit interest in earnings—basic and diluted	$0.33	$0.46	$1.22	$1.60
Weighted average limited partners’ units outstanding	126,440	105,440	120,902	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$158,391	$176,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,397	71,894
Gain on sale of assets	(29)	(5,567)
Gain on sales-type leases	—	(24,677)
Goodwill impairment	—	11,034
Amortization of deferred charges	2,863	2,992
Equity-based compensation expense	1,493	1,856
Equity in losses of equity method investments	22,084	—
(Increase) decrease in operating assets:
Accounts receivable—trade	(174)	3,020
Accounts receivable—affiliates	(16,643)	6,465
Prepaid and other current assets	2,264	2,452
Increase (decrease) in operating liabilities:
Accounts payable—trade	2,586	3,202
Accounts payable—affiliates	5,844	(3,515)
Accrued interest	6,664	(6,288)
Deferred revenue	(5,572)	(3,702)
Accrued property taxes	5,089	4,885
Other current liabilities	(20)	183
Turnaround expenditures	(24,728)	(1,251)
Other, net	3,988	1,719
Net cash provided by operating activities	238,497	240,774

Cash flows from investing activities
Additions to properties and equipment	(31,194)	(78,592)
Acquisition of Sinclair Transportation	(328,955)	—
Investment in Osage Pipe Line Company, LLC	(5,000)	—
Proceeds from sale of assets	37	7,365
Distributions in excess of equity in earnings of equity investments	4,724	3,517
Net cash used for investing activities	(360,388)	(67,710)

Cash flows from financing activities
Borrowings under credit agreement	460,000	210,500
Repayments of credit agreement borrowings	(594,000)	(283,500)
Proceeds from issuance of debt	400,000	—
Contributions from noncontrolling interests	—	21,285
Distributions to HEP unitholders	(125,669)	(112,384)
Distributions to noncontrolling interests	(7,308)	(8,743)
Payments on finance leases	(2,700)	(2,666)
Deferred financing costs	(6,541)	(6,661)
Purchase of units for incentive grants	(334)	—
Units withheld for tax withholding obligations	(217)	(69)
Other	(170)	—
Net cash provided (used) by financing activities	123,061	(182,238)

Cash and cash equivalents
Increase (decrease) for the period	1,170	(9,174)
Beginning of period	14,381	21,990
End of period	$15,551	$12,816

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$47,941	$44,147
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(4,431)	(4,431)
Acquisition of remaining UNEV interests	3,198	177	3,375
Amortization of restricted and performance units	607	—	607
Class B unit accretion	(956)	—	(956)
Other	(86)	—	(86)
Net income	57,749	1,928	59,677
Balance June 30, 2022	$837,785	$69,405	$907,190
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Purchase of units for incentive grants	(334)	—	(334)
Amortization of restricted and performance units	266	—	266
Class B unit accretion	(1,023)	—	(1,023)
Other	(153)	—	(153)
Net income	42,973	1,963	44,936
Balance September 30, 2022	$835,178	$69,368	$904,546

Table of 19,

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2020	$379,292	$126,066	$505,358
Capital Contribution - Cushing Connect	—	9,746	9,746
Distributions to HEP unitholders	(38,328)	—	(38,328)
Distributions to noncontrolling interests	—	(3,819)	(3,819)
Amortization of restricted and performance units	683	—	683
Class B unit accretion	(893)	—	(893)
Other	(68)	—	(68)
Net income	65,290	1,647	66,937
Balance March 31, 2021	$405,976	$133,640	$539,616
Contributions from noncontrolling interest	—	9,780	9,780
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,053)	(2,053)
Amortization of restricted and performance units	527	—	527
Class B unit accretion	(894)	—	(894)
Other	(2)	—	(2)
Net income	56,639	1,192	57,831
Balance June 30, 2021	$425,218	$142,559	$567,777
Contributions from noncontrolling interest	—	2,358	2,358
Distributions to HEP unitholders	(37,028)	—	(37,028)
Distributions to noncontrolling interest	—	(2,871)	(2,871)
Amortization of restricted and performance units	646	—	646
Class B unit accretion	(956)	—	(956)
Other	1	—	1
Net income	50,117	1,187	51,304
Balance September 30, 2021	$437,998	$143,233	$581,231

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. We commenced operations on July 13, 2004, upon the completion of our initial public offering. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from The Sinclair Companies (now known as REH Company and referred to herein as “Sinclair HoldCo”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair (formerly known as Hippo Parent Corporation), Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), Sinclair HoldCo, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of Sinclair HoldCo (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of September 30, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock to Sinclair HoldCo, representing 27.0% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HFC’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. References herein to HF Sinclair with respect to time periods prior to March 14, 2022 refer to HFC and its consolidated subsidiaries and do not include the Target Company, Sinclair Transportation or their respective consolidated subsidiaries. References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which includes the combined business operations of HFC, the Target Company, Sinclair Transportation and their respective consolidated subsidiaries.

Additionally, on the Closing Date, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”) by and among Sinclair HoldCo, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from Sinclair HoldCo in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units are currently held in escrow to secure Sinclair HoldCo’s renewable identification numbers (“RINs”) credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of Sinclair HoldCo’s breach of its RINs credit obligations under the Business Combination Agreement. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

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

We performed our annual goodwill impairment testing qualitatively as of July 1, 2022, and determined it was not more likely than not that the carrying amount of each reporting unit was greater than its fair value. Therefore, a quantitative test was not necessary, and no additional impairment of goodwill was recorded.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the nine months ended September 30, 2022 and 2021, we recognized $14.0 million and $12.3 million, respectively, of these deficiency payments in revenue, of which $3.9 million and $0.5 million, respectively, related to deficiency payments billed in prior periods.
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

Note 2:Sinclair Acquisition

HEP Transaction

On March 14, 2022, pursuant to the Contribution Agreement, HEP acquired all of the outstanding equity interests of Sinclair Transportation in exchange for 21 million newly issued HEP Units, representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million. On the same date and immediately following the consummation of the HEP Transaction, pursuant to the Business Combination Agreement, Sinclair HoldCo contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of common stock in HF Sinclair, representing 27.0% of the pro forma equity of HF Sinclair with a value of approximately

$2,149 million based on HF Sinclair’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022.

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

Pursuant to the Unitholders Agreement, the Sinclair Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the Sinclair Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the Sinclair Parties constitute less than 5% of all outstanding HEP Units. The Unitholders Agreement also subjects 15.75 million of the HEP Units issued to the Sinclair Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the Sinclair Parties will be prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the closing, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the Closing Date, and the remainder will be released from such restrictions on the date that is 15 months from the Closing Date.

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

The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date, with the excess consideration recorded as goodwill. The preliminary purchase price allocation resulted in the recognition of $98.4 million in goodwill.

The following tables present the purchase consideration and preliminary purchase price allocation to the assets acquired and liabilities assumed on March 14, 2022:

Purchase Consideration (in thousands except for per share amounts)
HEP common units issued	21,000
Closing price per unit of HEP common units(1)	$16.62
Purchase consideration paid in HEP common units	349,020
Cash consideration paid by HEP	325,000
Working capital adjustment payment by HEP(2)	3,955
Total cash consideration	328,955
Total purchase consideration	$677,975

(1) Based on the HEP closing unit price on March 11, 2022.
(2) Net of cash acquired

(In thousands)
Assets Acquired
Accounts receivable	$1,910
Prepaid and other current assets	59
Properties and equipment	357,819
Operating lease right-of-use assets	105
Other assets	3,500
Goodwill	98,357
Equity method investments	229,891
Total assets acquired	$691,641

Liabilities Assumed
Accounts payable	1,528
Accrued property taxes	973
Other current liabilities	789
Operating lease liabilities	33
Noncurrent operating lease liabilities	72
Other long-term liabilities	10,271
Total liabilities assumed	$13,666
Net assets acquired	$677,975

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

These fair value estimates are preliminary and, therefore, the final fair values of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all needed information has become available, and we finalize our valuations.

Our consolidated financial and operating results reflect the Sinclair Transportation operations beginning March 14, 2022. Our results of operations for the three months ended September 30, 2022 included revenue, interest income from sales-type leases and net income of $11.6 million, $14.4 million and $19.3 million, respectively, and revenue, interest income from sales-type leases and net income of $23.7 million, $31.6 million and $41.1 million for the period from March 14, 2022 through September 30, 2022, respectively, related to these operations.

For the nine months ended September 30, 2022, we incurred $2.1 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 was derived from our historical financial statements giving effect to the HEP Transaction as if it had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of Sinclair Transportation’s fair-valued properties, plants and equipment.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
	(In thousands)
Sales and other revenues	$141,500	$419,732	$427,969
Net income attributable to the partners	$56,006	$149,525	$189,170

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Pipelines	$77,147	$67,354	$210,246	$202,180
Terminals, tanks and loading racks	44,432	33,317	126,005	108,386
Refinery processing units	27,423	21,913	68,719	65,436
	$149,002	$122,584	$404,970	$376,002

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Lease revenues	$92,697	$84,074	$247,137	$258,877
Service revenues	56,305	38,510	157,833	117,125
	$149,002	$122,584	$404,970	$376,002
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

	September 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$6,700	$6,637
Contract liabilities	$(256)	$(4,185)

The contract assets and liabilities include both lease and service components. During the nine months ended September 30, 2022 and 2021, we recognized $3.9 million and $0.5 million, respectively, of revenue that was previously included in contract liability as of December 31, 2021 and 2020, respectively. During the nine months ended September 30, 2022 and 2021, we also recognized $0.1 million and $0.3 million, respectively, of revenue included in contract assets.

As of September 30, 2022, we expect to recognize $1.6 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2023 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2022	$90
2023	301
2024	266
2025	185
2026	170
2027	137
Thereafter	408
Total	$1,557
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

Our leases have remaining terms of less than 1 year to 22 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $7.3 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively, with accumulated depreciation of $4.2 million and $3.6 million as of September 30, 2022 and December 31, 2021, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	September 30, 2022	December 31, 2021

Operating leases:
Operating lease right-of-use assets, net	$2,457	$2,275

Current operating lease liabilities	966	620
Noncurrent operating lease liabilities	1,949	2,030
Total operating lease liabilities	$2,915	$2,650

Finance leases:
Properties and equipment	$7,312	$6,031
Accumulated amortization	(4,189)	(3,632)
Properties and equipment, net	$3,123	$2,399

Current finance lease liabilities	$4,177	$3,786
Noncurrent finance lease liabilities	62,790	64,649
Total finance lease liabilities	$66,967	$68,435

Weighted average remaining lease term (in years):
Operating leases	4.7	5.8
Finance leases	14.2	15.0

Weighted average discount rate:
Operating leases	4.6%	4.8%
Finance leases	5.6%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$766	$855
Operating cash flows on finance leases	$3,094	$3,110
Financing cash flows on finance leases	$2,700	$2,666

Maturities of lease liabilities were as follows:

	September 30, 2022
	Operating	Finance
	(In thousands)
2022	$280	$1,925
2023	976	7,691
2024	565	7,247
2025	485	6,787
2026	330	6,823
2027 and thereafter	525	67,463
Total lease payments	3,161	97,936
Less: Imputed interest	(246)	(30,969)
Total lease obligations	2,915	66,967
Less: Current lease liabilities	(966)	(4,177)
Noncurrent lease liabilities	$1,949	$62,790

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease costs	$248	$260	$752	$807
Finance lease costs
Amortization of assets	213	195	594	607
Interest on lease liabilities	938	983	2,843	2,983
Variable lease cost	206	43	265	175
Total net lease cost	$1,605	$1,481	$4,454	$4,572

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

During the nine months ended September 30, 2022, we entered into new agreements, and amended other agreements, with HFC related to our newly acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the nine months ended September 30, 2022. The balance sheet impacts were composed of the following:

Nine Months Ended September 30, 2022
(In thousands)
Net investment in leases	$233,456
Properties and equipment, net	(233,456)
Gain on sales-type leases	$—

During the nine months ended September 30, 2021, we entered into new agreements and modified other agreements with HF Sinclair related to our Cheyenne assets, Tulsa West lube racks, various crude tanks and new Navajo tanks. These agreements met the criteria of sales-type leases since the underlying assets are not expected to have an alternative use at the end of the lease terms to anyone other than HF Sinclair. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Therefore, we recognized a gain on sales-type leases during the nine months ended September 30, 2021 composed of the following:

Nine Months Ended September 30, 2021
(In thousands)

Net investment in leases	$143,720
Properties and equipment, net	(125,602)
Deferred revenue	6,559
Gain on sales-type leases	$24,677

These sales-type lease transactions, including the related gain, were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease revenues	$84,684	$80,907	$230,279	$251,605
Direct financing lease interest income	538	521	1,578	1,568
Gain on sales-type leases	—	—	—	24,677
Sales-type lease interest income	23,695	6,313	59,633	18,429
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	8,013	3,167	16,859	7,272
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

Annual minimum undiscounted lease payments under our leases were as follows as of September 30, 2022:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2022	$75,674	$542	$25,072
2023	272,169	2,175	96,383
2024	242,476	2,192	93,154
2025	166,290	2,209	89,727
2026	151,745	2,227	89,727
2027 and thereafter	473,243	36,610	841,406
Total lease receipt payments	$1,381,597	$45,955	$1,235,469
Less: Imputed interest		(29,661)	(1,108,517)
		16,294	126,952
Unguaranteed residual assets at end of leases		—	402,092
Net investment in leases		$16,294	$529,044

Net investments in leases recorded on our balance sheet were composed of the following:

	September 30, 2022		December 31, 2021
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$420,407	$16,294	$207,768	$16,371
Unguaranteed residual assets	108,637	—	90,097	—
Net investment in leases	$529,044	$16,294	$297,865	$16,371

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2022		December 31, 2021
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$493,793	$441,120	$493,049	$502,705
6.375% Senior Notes	Level 2	394,004	381,508	—	—
Total Liabilities		$887,797	$822,628	$493,049	$502,705

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

For the net investments in sales-type leases recognized during the nine months ended September 30, 2022, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Pipelines, terminals and tankage	$1,615,319	$1,527,697
Refinery assets	353,504	348,882
Land and right of way	125,074	98,837
Construction in progress	30,203	26,446
Other	70,224	48,203
	2,194,324	2,050,065
Less accumulated depreciation	(777,126)	(721,037)
	$1,417,198	$1,329,028

Depreciation expense was $61.1 million and $60.9 million for the nine months ended September 30, 2022 and 2021, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	September 30, 2022	December 31, 2021
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(141,995)	(131,490)
		$62,802	$73,307

Amortization expense was $10.5 million for each of the nine months ended September 30, 2022 and 2021. We estimate amortization expense to be $9.9 million for 2023, and $9.1 million for 2024 through 2027.

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

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $2.8 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.3 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of September 30, 2022, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 848,570 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the nine months ended September 30, 2022, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2022 (nonvested)	203,263	$14.85
Granted	19,269	18.15
Vesting and transfer of full ownership to recipients	(18,789)	17.78
Forfeited	(66,484)	13.27
Outstanding at September 30, 2022 (nonvested)	137,259	15.68

The grant date fair values of phantom units that were vested and transferred to recipients during the nine months ended September 30, 2022 and 2021 were $0.3 million and $13 thousand, respectively. The grant date fair values of phantom units that were granted during the nine months ended September 30, 2022 were $0.4 million. No units were granted during the nine months ended September 30, 2021. As of September 30, 2022, $0.5 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 0.8 years.

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

We did not grant any performance units during the nine months ended September 30, 2022. Although common units are not transferred to the recipients until the performance units vest, the recipients have distribution rights with respect to the target number of performance units subject to the award from the date of grant at the same rate as distributions paid on our common units.

A summary of performance unit activity and changes for the nine months ended September 30, 2022, is presented below:

Performance Units	Units
Outstanding at January 1, 2022 (nonvested)	76,719
Vesting and transfer of common units to recipients	(24,809)
Forfeited	(9,124)
Outstanding at September 30, 2022 (nonvested)	42,786

The grant date fair value of performance units vested and transferred to recipients during both the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively. Based on the weighted-average fair value of performance units outstanding at September 30, 2022, of $0.7 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.2 years.

During the nine months ended September 30, 2022, we paid $0.3 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 10:Debt

Credit Agreement
In April 2021, we amended our senior secured revolving credit facility (the “Credit Agreement”) decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. In August 2022, the Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2022.

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

As of September 30, 2022, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of September 30, 2022. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$706,000	840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(6,207)	(6,951)
	493,793	493,049

6.375% Senior Notes
Principal	400,000	—
Unamortized premium and debt issuance costs	(5,996)	—
	394,004	—

Total long-term debt	$1,593,797	$1,333,049

Note 11:Related Party Transactions

We serve HF Sinclair’s refineries under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2023 to 2037, and revenues from HF Sinclair accounted for 82% and 80% of our total revenues for the three and nine months ended September 30, 2022, respectively. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of July 1, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $445.9 million.

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

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $122.9 million and $97.1 million for the three months ended September 30, 2022 and 2021, respectively, and $325.7 million and $298.2 million for the nine months ended September 30, 2022 and 2021, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $1.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, HF Sinclair charged us $0.4 million for the temporary administrative fee during the nine months ended September 30, 2022.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $21.0 million and $15.6 million for the three months ended September 30, 2022 and 2021, respectively, and $57.1 million and $44.2 million for the nine months ended September 30, 2022 and 2021, respectively.

•HF Sinclair reimbursed us $3.1 million and $1.8 million for the three months ended September 30, 2022 and 2021, for expense and capital projects, respectively, and $11.6 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively.
•We distributed $20.9 million in both the three months ended September 30, 2022 and 2021, and $62.6 million in both the nine months ended September 30, 2022 and 2021, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $72.8 million and $56.2 million at September 30, 2022, and December 31, 2021, respectively.
•Accounts payable to HF Sinclair were $17.5 million and $11.7 million at September 30, 2022, and December 31, 2021, respectively.
•Deferred revenue in the consolidated balance sheets included at September 30, 2022 and December 31, 2021, includes $0.3 million and $4.1 million, respectively, relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively and $1.7 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.
•We recorded a gain on sales-type leases with HF Sinclair of $24.7 million for the nine months ended September 30, 2021, and we received sales-type lease payments of $24.3 million and $6.6 million from HF Sinclair for the three months ended September 30, 2022 and 2021, respectively, and $61.4 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of September 30, 2022, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On October 20, 2022, we announced our cash distribution for the third quarter of 2022 of $0.35 per unit. The distribution is payable on all common units and will be paid November 11, 2022, to all unitholders of record on October 31, 2022.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended September 30, 2022 and was $37.0 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the regular quarterly distribution to the limited partners will be $133.0 million and was $111.1 million for the nine months ended September 30, 2021. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
Net income attributable to the partners	$41,951	$49,160	$148,302	$169,302
Less: Participating securities’ share in earnings	(75)	(165)	(288)	(579)
Net income attributable to common units	41,876	48,995	148,014	168,723
Weighted average limited partners' units outstanding	126,440	105,440	120,902	105,440
Limited partners' per unit interest in earnings - basic and diluted	$0.33	$0.46	$1.22	$1.60

Note 14:Environmental

We expensed $49 thousand for the three months ended September 30, 2022 and $0.3 million for the nine months ended September 30, 2022, for environmental remediation obligations and we expensed $0.7 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $13.4 million and $3.9 million at September 30, 2022 and December 31, 2021, of which $11.4 million and $2.4 million was classified as other long-term liabilities for September 30, 2022 and December 31, 2021, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time. Accrued environmental liabilities assumed in the Sinclair acquisition have preliminarily been fair valued at $10 million. Estimated liabilities could increase in the future as the purchase price allocation for the Sinclair Transportation acquisition is finalized and when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair and/or its subsidiaries, HF Sinclair has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and its subsidiaries and occurring or existing prior to the date of such transfers. Our consolidated balance sheets included additional accrued environmental liabilities of $0.3 million for HF Sinclair indemnified liabilities as of both September 30, 2022 and December 31, 2021, respectively, and other assets included equal and offsetting balances representing amounts due from HF Sinclair related to indemnifications for environmental remediation liabilities.

See Note 18 for a discussion of our share of incurred and accrued environmental remediation and recovery expenses associated with the release of crude oil on the Osage pipeline reflected in our equity in earnings (loss) of equity method investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$95,445	$75,211	$256,940	$232,756
Pipelines and terminals - third-party	26,134	25,460	79,311	77,810
Refinery processing units - affiliate	27,423	21,913	68,719	65,436
Total segment revenues	$149,002	$122,584	$404,970	$376,002

Segment operating income:
Pipelines and terminals (1)	$51,621	$48,268	$150,098	$139,143
Refinery processing units	11,675	9,697	23,481	27,705
Total segment operating income	63,296	57,965	173,579	166,848
Unallocated general and administrative expenses	(3,751)	(3,849)	(12,745)	(9,664)
Interest expense	(22,965)	(13,417)	(56,951)	(40,595)
Interest income	24,234	6,835	61,212	19,997
Equity in earnings of equity method investments	(16,334)	3,689	(7,261)	8,875
Gain on sales-type leases	—	—	—	24,677
Gain (loss) on sale of assets and other	494	77	640	5,994
Income before income taxes	$44,974	$51,300	$158,474	$176,132

Capital Expenditures:
Pipelines and terminals	$7,583	$19,049	$25,400	$77,826
Refinery processing units	364	168	5,794	766
Total capital expenditures	$7,947	$19,217	$31,194	$78,592

	September 30, 2022	December 31, 2021
	(In thousands)
Identifiable assets:
Pipelines and terminals (2)	$2,169,486	$1,737,388
Refinery processing units	307,908	294,452
Other	287,577	134,027
Total identifiable assets	$2,764,971	$2,165,867

(1) Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million for the nine months ended September 30, 2021.
(2) Included goodwill of $322.0 million as of September 30, 2022 and $223.7 million as of December 31, 2021.

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

Condensed Consolidating Balance Sheet

September 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,345	$5,535	$2,671	$—	$15,551
Accounts receivable		87,579	1,356	(1,311)	87,624
Prepaid and other current assets	155	9,663	342	(342)	9,818
Total current assets	7,500	102,777	4,369	(1,653)	112,993

Properties and equipment, net	—	1,417,198	—	—	1,417,198
Operating lease right-of-use assets	—	2,457	—	—	2,457
Net investment in leases	—	539,394	101,508	(101,508)	539,394
Investment in subsidiaries	2,443,931	69,368	—	(2,513,299)	—
Intangible assets, net	—	62,802	—	—	62,802
Goodwill	—	322,007	—	—	322,007
Equity method investments	—	230,448	35,738	—	266,186
Deferred turnaround costs	—	25,092	—	—	25,092
Other assets	6,304	10,538	—	—	16,842
Total assets	$2,457,735	$2,782,081	$141,615	$(2,616,460)	$2,764,971

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$43,624	$1,968	$(1,311)	$44,281
Accrued interest	17,922	—	—	—	17,922
Deferred revenue	—	11,923	—	—	11,923
Accrued property taxes	—	10,603	—	—	10,603
Current operating lease liabilities	—	966	—	—	966
Current finance lease liabilities	—	6,264	—	(2,087)	4,177
Other current liabilities	87	1,553	911	—	2,551
Total current liabilities	18,009	74,933	2,879	(3,398)	92,423

Long-term debt	1,593,797	—	—	—	1,593,797
Noncurrent operating lease liabilities	—	1,949	—	—	1,949
Noncurrent finance lease liabilities	—	152,147	—	(89,357)	62,790
Other long-term liabilities	345	22,885	—	—	23,230
Deferred revenue	—	26,752	—	—	26,752
Class B unit	—	59,484	—	—	59,484
Equity - partners	845,584	2,443,931	69,368	(2,523,705)	835,178
Equity - noncontrolling interests	—	—	69,368	—	69,368
Total liabilities and equity	$2,457,735	$2,782,081	$141,615	$(2,616,460)	$2,764,971

Condensed Consolidating Balance Sheet

December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$4,227	$8,881	$—	$14,381
Accounts receivable	—	68,768	2,833	(2,702)	68,899
Prepaid and other current assets	353	10,680	304	(304)	11,033
Total current assets	1,626	83,675	12,018	(3,006)	94,313

Properties and equipment, net	—	1,329,028	—	—	1,329,028
Operating lease right-of-use assets	—	2,275	—	—	2,275
Net investment in leases	—	309,301	100,032	(100,030)	309,303
Investment in subsidiaries	1,785,024	70,437	—	(1,855,461)	—
Intangible assets, net	—	73,307	—	—	73,307
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	78,873	37,505	—	116,378
Deferred turnaround costs	—	2,632	—	—	2,632
Other assets	8,118	6,863	—	—	14,981
Total assets	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$34,566	$8,416	$(2,702)	$40,280
Accrued interest	11,258	—	—	—	11,258
Deferred revenue	—	14,585	—	—	14,585
Accrued property taxes	—	4,542	—	—	4,542
Current operating lease liabilities	—	620	—	—	620
Current finance lease liabilities	—	5,566	—	(1,780)	3,786
Other current liabilities	3	1,513	265	—	1,781
Total current liabilities	11,261	61,392	8,681	(4,482)	76,852

Long-term debt	1,333,049	—	—	—	1,333,049
Noncurrent operating lease liabilities	—	2,030	—	—	2,030
Noncurrent finance lease liabilities	—	156,102	—	(91,453)	64,649
Other long-term liabilities	340	12,187	—	—	12,527
Deferred revenue	—	29,662	—	—	29,662
Class B unit	—	56,549	—	—	56,549
Equity - partners	450,118	1,785,024	70,437	(1,862,562)	443,017
Equity - noncontrolling interests	—	77,095	70,437	—	147,532
Total liabilities and equity	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$122,868	$—	$—	$122,868
Third parties	—	26,134	—	—	26,134
	—	149,002	—	—	149,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	59,493	977	—	60,470
Depreciation and amortization	—	25,236	—	—	25,236
General and administrative	703	3,048	—	—	3,751
	703	87,777	977	—	89,457
Operating income (loss)	(703)	61,225	(977)	—	59,545

Other income (expense):
Equity in earnings of subsidiaries	64,681	1,964	—	(66,645)	—
Equity in earnings of equity method investments	—	(17,117)	783	—	(16,334)
Interest expense	(22,027)	(5,060)	—	4,122	(22,965)
Interest income	—	24,234	4,122	(4,122)	24,234
Gain on sale of assets and other	—	494	—	—	494
	42,654	4,515	4,905	(66,645)	(14,571)
Income before income taxes	41,951	65,740	3,928	(66,645)	44,974
State income tax (expense)	—	(38)	—	—	(38)
Net income	41,951	65,702	3,928	(66,645)	44,936
Allocation of net income attributable to noncontrolling interests	—	(1,021)	(1,964)	—	(2,985)
Net income attributable to the partners	$41,951	$64,681	$1,964	$(66,645)	$41,951

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$97,124	$—	$—	$97,124
Third parties	—	25,460	—	—	25,460
	—	122,584	—	—	122,584
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	42,276	517	—	42,793
Depreciation and amortization	—	21,826	—	—	21,826
General and administrative	739	3,110	—	—	3,849
	739	67,212	517	—	68,468
Operating income (loss)	(739)	55,372	(517)	—	54,116

Other income (expense):
Equity in earnings of subsidiaries	69,553	260	—	(69,813)	—
Equity in earnings of equity method investments	—	2,743	946	—	3,689
Interest expense	(12,431)	(1,077)	—	91	(13,417)
Interest income	—	6,835	91	(91)	6,835
Gain on sales-type lease	—	7,223	—	(7,223)	—
Gain on sale of assets and other	—	77	—	—	77
	57,122	16,061	1,037	(77,036)	(2,816)
Income before income taxes	56,383	71,433	520	(77,036)	51,300
State income tax benefit	—	4	—	—	4
Net income	56,383	71,437	520	(77,036)	51,304
Allocation of net income attributable to noncontrolling interests	—	(1,884)	(260)	—	(2,144)
Net income attributable to the partners	$56,383	$69,553	$260	$(77,036)	$49,160

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$325,659	$—	$—	$325,659
Third parties	—	79,311	—	—	79,311
	—	404,970	—	—	404,970
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	154,250	2,744	—	156,994
Depreciation and amortization	—	74,397	—	—	74,397
General and administrative	2,703	10,042	—	—	12,745
	2,703	238,689	2,744	—	244,136
Operating income (loss)	(2,703)	166,281	(2,744)	—	160,834

Other income (expense):
Equity in earnings of subsidiaries	205,112	6,062	—	(211,174)	—
Equity in earnings of equity method investments	—	(9,756)	2,495	—	(7,261)
Interest expense	(54,107)	(15,217)	—	12,373	(56,951)
Interest income	—	61,212	12,373	(12,373)	61,212
Gain on sale of assets and other	—	640	—	—	640
	151,005	42,941	14,868	(211,174)	(2,360)
Income before income taxes	148,302	209,222	12,124	(211,174)	158,474
State income tax (expense)	—	(83)	—	—	(83)
Net income	148,302	209,139	12,124	(211,174)	158,391
Allocation of net income attributable to noncontrolling interests	—	(4,027)	(6,062)	—	(10,089)
Net income attributable to the partners	$148,302	$205,112	$6,062	$(211,174)	$148,302

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$298,192	$—	$—	$298,192
Third parties	—	77,810	—	—	77,810
	—	376,002	—	—	376,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	124,710	1,516	—	126,226
Depreciation and amortization	—	71,894	—	—	71,894
General and administrative	2,824	6,840	—	—	9,664
Goodwill impairment	—	11,034	—	—	11,034
	2,824	214,478	1,516	—	218,818
Operating income (loss)	(2,824)	161,524	(1,516)	—	157,184

Other income (expense):
Equity in earnings of subsidiaries	216,958	648	—	(217,606)	—
Equity in earnings of equity method investments	—	6,154	2,721	—	8,875
Interest expense	(37,609)	(3,077)	—	91	(40,595)
Interest income	—	19,997	91	(91)	19,997
Gain on sales-type lease	—	31,900	—	(7,223)	24,677
Gain on sale of assets and other	—	5,994	—	—	5,994
	179,349	61,616	2,812	(224,829)	18,948
Income before income taxes	176,525	223,140	1,296	(224,829)	176,132
State income tax (expense)	—	(60)	—	—	(60)
Net income	176,525	223,080	1,296	(224,829)	176,072
Allocation of net income attributable to noncontrolling interests	—	(6,122)	(648)	—	(6,770)
Net income attributable to the partners	176,525	216,958	648	(224,829)	169,302

Note 18: Osage Pipeline

On July 8, 2022, the Osage pipeline, which is owned by Osage (see Note 1) and carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings of equity method investments was reduced in the three and nine months ended September 30, 2022 by $20.3 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $0.5 million. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $12.5 million. As Osage is an equity method investment, its financial position and results are not consolidated into HEP financial statement line items. The financial impact of the Osage crude oil release is reflected on the consolidated balance sheets as a reduction in equity method investments and is reflected on the consolidated statement of income as a reduction in equity in earnings (loss) of equity method investments.

The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

Table o

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2, including but not limited to the sections under “Results of Operations” and “Liquidity and Capital Resources,” contains forward-looking statements. See “Forward-Looking Statements” at the beginning of Part I of this Quarterly Report on Form 10-Q. In this document, the words “we,” “our,” “ours” and “us” refer to Holly Energy Partners, L.P. (“HEP”) and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. References herein to HF Sinclair Corporation (“HF Sinclair”) with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HFC”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), Sinclair Transportation Company LLC or their respective consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which include the operations of the combined business operations of HFC and the Acquired Sinclair Businesses.

OVERVIEW

HEP, together with its consolidated subsidiaries, is a publicly held master limited partnership. On March 14, 2022 (the “Closing Date”), HFC and HEP announced the establishment of HF Sinclair, as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from REH Company (referred to herein as “Sinclair HoldCo”). On the Closing Date, HF Sinclair completed its acquisition of Sinclair Oil by effecting (a) a holding company merger with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby Sinclair HoldCo contributed all of the equity interests of Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil (the “Target Company”), to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of September 30, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from Sinclair HoldCo in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

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

Market Developments
Our results for the third quarter and the nine months ended September 30, 2022 were favorably impacted by global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2023 to 2037. These minimum volume commitments accounted for approximately 70% of our total tariffs and fees billed to customers for both the nine months ended September 30, 2022 and September 30, 2021. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.

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

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2023 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of September 30, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $446 million.

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

We performed our annual goodwill impairment testing qualitatively as of July 1, 2022, and determined it was not more likely than not that the carrying amount of each reporting unit was greater than its fair value. Therefore, a quantitative test was not necessary, and no additional impairment of goodwill was recorded.

Table o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2022 and 2021.

Table o

	Three Months Ended September 30,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$24,731	$18,702	$6,029
Affiliates—intermediate pipelines	7,988	7,537	451
Affiliates—crude pipelines	23,169	19,536	3,633
	55,888	45,775	10,113
Third parties—refined product pipelines	6,694	8,799	(2,105)
Third parties—crude pipelines	14,565	12,780	1,785
	77,147	67,354	9,793
Terminals, tanks and loading racks:
Affiliates	39,557	29,436	10,121
Third parties	4,875	3,881	994
	44,432	33,317	11,115

Refinery processing units—Affiliates	27,423	21,913	5,510

Total revenues	149,002	122,584	26,418
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	60,470	42,793	17,677
Depreciation and amortization	25,236	21,826	3,410
General and administrative	3,751	3,849	(98)
	89,457	68,468	20,989
Operating income	59,545	54,116	5,429
Other income (expense):
Equity in earnings of equity method investments	(16,334)	3,689	(20,023)
Interest expense, including amortization	(22,965)	(13,417)	(9,548)
Interest income	24,234	6,835	17,399
Gain on sale of assets and other	494	77	417
	(14,571)	(2,816)	(11,755)
Income before income taxes	44,974	51,300	(6,326)
State income tax benefit (expense)	(38)	4	(42)
Net income	44,936	51,304	(6,368)
Allocation of net income attributable to noncontrolling interests	(2,985)	(2,144)	(841)
Net income attributable to the partners	41,951	49,160	(7,209)
Limited partners’ earnings per unit—basic and diluted	$0.33	$0.46	$(0.13)
Weighted average limited partners’ units outstanding	126,440	105,440	21,000
EBITDA (1)	$65,956	$77,564	$(11,608)
Adjusted EBITDA (1)	$110,092	$83,270	$26,822
Distributable cash flow (2)	$78,731	$66,810	$11,921

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	167,618	115,507	52,111
Affiliates—intermediate pipelines	137,049	136,398	651
Affiliates—crude pipelines	507,419	271,717	235,702
	812,086	523,622	288,464
Third parties—refined product pipelines	38,040	46,834	(8,794)
Third parties—crude pipelines	131,622	136,247	(4,625)
	981,748	706,703	275,045
Terminals and loading racks:
Affiliates	583,089	419,665	163,424
Third parties	37,782	52,541	(14,759)
	620,871	472,206	148,665
Refinery processing units—Affiliates	72,065	72,297	(232)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,674,684	1,251,206	423,478

Table o

	Nine Months Ended September 30,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$62,511	$56,520	$5,991
Affiliates—intermediate pipelines	23,015	22,564	451
Affiliates—crude pipelines	62,417	58,241	4,176
	147,943	137,325	10,618
Third parties—refined product pipelines	21,169	28,188	(7,019)
Third parties—crude pipelines	41,134	36,667	4,467
	210,246	202,180	8,066
Terminals, tanks and loading racks:
Affiliates	108,997	95,431	13,566
Third parties	17,008	12,955	4,053
	126,005	108,386	17,619

Refinery processing units—Affiliates	68,719	65,436	3,283

Total revenues	404,970	376,002	28,968
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	156,994	126,226	30,768
Depreciation and amortization	74,397	71,894	2,503
General and administrative	12,745	9,664	3,081
Goodwill impairment	—	11,034	(11,034)
	244,136	218,818	25,318
Operating income	160,834	157,184	3,650
Other income (expense):
Equity in earnings of equity method investments	(7,261)	8,875	(16,136)
Interest expense, including amortization	(56,951)	(40,595)	(16,356)
Interest income	61,212	19,997	41,215
Gain on sales-type leases	—	24,677	(24,677)
Gain on sale of assets and other	640	5,994	(5,354)
	(2,360)	18,948	(21,308)
Income before income taxes	158,474	176,132	(17,658)
State income tax (expense)	(83)	(60)	(23)
Net income	158,391	176,072	(17,681)
Allocation of net income attributable to noncontrolling interests	(10,089)	(6,770)	(3,319)
Net income attributable to the partners	148,302	169,302	(21,000)
Limited partners’ earnings per unit—basic and diluted	$1.22	$1.60	$(0.38)
Weighted average limited partners’ units outstanding	120,902	105,440	15,462
EBITDA (1)	$218,521	$261,854	$(43,333)
Adjusted EBITDA (1)	$299,673	$259,466	$40,207
Distributable cash flow (2)	$221,643	$206,707	$14,936

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	138,608	118,033	20,575
Affiliates—intermediate pipelines	126,550	131,873	(5,323)
Affiliates—crude pipelines	460,641	261,117	199,524
	725,799	511,023	214,776
Third parties—refined product pipelines	41,646	47,805	(6,159)
Third parties—crude pipelines	133,598	131,842	1,756
	901,043	690,670	210,373
Terminals and loading racks:
Affiliates	534,305	386,400	147,905
Third parties	40,923	50,542	(9,619)
	575,228	436,942	138,286
Refinery processing units—Affiliates	69,903	69,904	(1)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,546,174	1,197,516	348,658

Table o
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus (i) interest expense, net of interest income, (ii) state income tax expense and (iii) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) goodwill impairment, (ii) acquisition integration and regulatory costs, (iii) our share of Osage environmental expenses included in equity in earnings of equity method investments, and (iv) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (v) gain on sales-type leases, (vi) gain on significant asset sales and (vii) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed pipeline and terminal tariffs and fees for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles ("GAAP"). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to HEP or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants. Set forth below are our calculations of EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to the partners	$41,951	$49,160	$148,302	$169,302
Add (subtract):
Interest expense	22,965	13,417	56,951	40,595
Interest income	(24,234)	(6,835)	(61,212)	(19,997)
State income tax expense (benefit)	38	(4)	83	60
Depreciation and amortization	25,236	21,826	74,397	71,894
EBITDA	$65,956	$77,564	$218,521	$261,854
Gain on sales-type leases	—	—	—	(24,677)
Gain on significant asset sales	—	—	—	(5,263)
Goodwill impairment	—	—	—	11,034
Share of Osage environmental remediation costs	20,297	—	20,297	—
Acquisition integration and regulatory costs	373	—	2,095	—
Tariffs and fees not included in revenues	25,072	7,312	63,579	21,337
Lease payments not included in operating costs	(1,606)	(1,606)	(4,819)	(4,819)
Adjusted EBITDA	$110,092	$83,270	$299,673	$259,466

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

Table o

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income attributable to the partners	$41,951	$49,160	$148,302	$169,302
Add (subtract):
Depreciation and amortization	25,236	21,826	74,397	71,894
Amortization of discount and deferred debt issuance costs	1,060	763	2,863	2,992
Customer billings greater than net income recognized	(587)	(122)	34	(301)
Maintenance capital expenditures (3)	(4,679)	(3,351)	(15,262)	(8,834)
Increase in environmental liability	5,364	271	5,120	36
Share of remaining Osage insurance coverage	12,500	—	12,500	—
Decrease in reimbursable deferred revenue	(3,538)	(2,991)	(10,127)	(10,507)
Gain on sales-type leases	—	—	—	(24,677)
Gain on significant asset sales	—	—	—	(5,263)
Goodwill impairment	—	—	—	11,034
Other	1,424	1,254	3,816	1,031
Distributable cash flow	$78,731	$66,810	$221,643	$206,707

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2022	December 31, 2021
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$15,551	$14,381
Working capital	$20,570	$17,461
Total assets	$2,764,971	$2,165,867
Long-term debt	$1,593,797	$1,333,049
Partners’ equity	$835,178	$443,017

Results of Operations—Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Summary
Net income attributable to the partners for the third quarter of 2022 was $42.0 million ($0.33 per basic and diluted limited partner unit) compared to $49.2 million ($0.46 per basic and diluted limited partner unit) for the third quarter of 2021. Results for the third quarter of 2022 reflect the impact to our equity in earnings of equity method investments of HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, associated with a release of crude oil on the Osage pipeline of $20.3 million. Excluding this impact, net income attributable to the partners for the third quarter of 2022 was $62.2 million ($0.49 per basic and diluted limited partner unit). The increase in net income attributable to the partners was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, partially offset by higher interest expense and higher operating costs and expenses.

Revenues
Revenues for the third quarter were $149.0 million, an increase of $26.4 million compared to the third quarter of 2021. The increase was mainly due to revenues on our recently acquired Sinclair Transportation assets, higher revenues on our refinery processing units and rate increases that went into effect on July 1, 2022.

Table o
Revenues from our refined product pipelines were $31.4 million, an increase of $3.9 million compared to the third quarter of 2021. Shipments averaged 205.7 thousand barrels per day (“mbpd”) compared to 162.3 mbpd for the third quarter of 2021. The revenue and volume increases were mainly due to higher volumes on our recently acquired Sinclair Transportation product pipelines, higher volumes on our UNEV pipeline and rate increases that went into effect on July 1, 2022. Revenues did not increase in proportion to volumes due to our recognition of a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $8.0 million, an increase of $0.5 million compared to the third quarter of 2021. Shipments averaged 137.0 mbpd for the third quarter of 2022 compared to 136.4 mbpd for the third quarter of 2021. The increase in revenue was mainly due to rate increases that went into effect on July 1, 2022.

Revenues from our crude pipelines were $37.7 million, an increase of $5.4 million compared to the third quarter of 2021. Shipments averaged 639.0 mbpd compared to 408.0 mbpd for the third quarter of 2021. The increase in volumes was mainly attributable to our Cushing Connect pipeline, which went into service in September 2021, volumes on our recently acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipeline systems in New Mexico and Texas. The increase in revenues was mainly due to our recently acquired Sinclair Transportation crude pipelines, higher volumes on our crude pipeline systems in New Mexico and Texas and rate increases that went into effect on July 1, 2022. Revenues did not increase in proportion to volumes due to our recognition of most of the Cushing Connect pipeline tariffs and a significant portion of Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.

Revenues from terminal, tankage and loading rack fees were $44.4 million, an increase of $11.1 million compared to the third quarter of 2021. Refined products and crude oil terminalled in the facilities averaged 620.9 mbpd compared to 472.2 mbpd for the third quarter of 2021. The increase in volumes was mainly due to our recently acquired Sinclair Transportation assets. Revenues increased mainly due to revenues on our recently acquired Sinclair Transportation assets and rate increases that went into effect on July 1, 2022.

Revenues from refinery processing units were $27.4 million, an increase of $5.5 million compared to the third quarter of 2021, and throughputs averaged 72.1 mbpd compared to 72.3 mbpd for the third quarter of 2021. Revenues increased mainly due to higher natural gas cost recoveries in revenues, higher throughput at our Woods Cross refinery processing units and rate increases that went into effect on July 1, 2022.

Operations Expense
Operations (exclusive of depreciation and amortization and goodwill impairment) expense was $60.5 million for the three months ended September 30, 2022, an increase of $17.7 million compared to the third quarter of 2021. The increase was mainly due to operations expenses associated with our recently acquired Sinclair Transportation assets as well as higher employee costs, natural gas costs, maintenance costs and materials and supplies costs, partially offset by lower rentals and leases for the three months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2022 increased by $3.4 million compared to the three months ended September 30, 2021. The increase was mainly due to depreciation on our recently acquired Sinclair Transportation assets and amortization of the Woods Cross refinery processing units turnaround.

General and Administrative
General and administrative costs for the three months ended September 30, 2022 decreased by $0.1 million compared to the three months ended September 30, 2021, mainly due to lower legal and professional expenses associated with the HEP Transaction.

Table o
Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2022	2021
	(in thousands)
Osage Pipe Line Company, LLC	(22,020)	1,090
Cheyenne Pipeline LLC	1,576	1,654
Cushing Connect Terminal Holdings LLC	782	945
Pioneer Investments Corp.	3,708	—
Saddle Butte Pipeline III, LLC	(380)	—
Total	$(16,334)	$3,689

Equity in earnings of Osage Pipe Line Company, LLC (“Osage”) decreased for the three months ended September 30, 2022, mainly due to our 50% share of environmental remediation and recovery expenses, net of insurance recoveries to date, associated with the release of crude oil on the Osage pipeline. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $12.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the three months ended September 30, 2022, totaled $23.0 million, an increase of $9.5 million compared to the three months ended September 30, 2021. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 related to the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit facility. Our aggregate effective interest rates were 5.5% and 3.7% for the three months ended September 30, 2022 and 2021, respectively.

Interest Income
Interest income for the three months ended September 30, 2022, totaled $24.2 million, an increase of $17.4 million compared to the three months ended September 30, 2021. The increase was mainly due to higher sales-type lease interest income from our recently acquired Sinclair Transportation pipelines and terminals and our Cushing Connect Pipeline, which was placed into service at the end of the third quarter of 2021.

State Income Tax Expense
We recorded state income tax expense of $38,000 and a state income tax benefit of $4,000 for the three months ended September 30, 2022 and 2021, respectively. All tax expense is solely attributable to the Texas margin tax.

Table o

Results of Operations—Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Summary
Net income attributable to the partners for the nine months ended September 30, 2022, was $148.3 million ($1.22 per basic and diluted limited partner unit) compared to $169.3 million ($1.60 per basic and diluted limited partner unit) for the nine months ended September 30, 2021. Results for the nine months ended September 30, 2022 reflect the impact to our equity in earnings (loss) of equity method investments of HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, associated with a release of crude oil on the Osage pipeline of $20.3 million. In addition, results for the nine months ended September 30, 2021, reflect special items that collectively increased net income attributable to the partners by a total of $18.9 million. These items included a gain on sales-type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million related to our Cheyenne reporting unit. Excluding these items, net income attributable to the partners for the nine months ended September 30, 2022 and 2021 were $168.6 million ($1.39 per basic and diluted limited partner unit) and $150.4 million ($1.43 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, higher revenues on our UNEV pipeline and higher net income from our Cushing Connect Joint Venture as the Cushing Connect pipeline which went into service in September 2021; partially offset by higher interest expense and higher operating costs and expenses. In addition, the nine months ended September 30, 2021 included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets.

Revenues
Revenues for the nine months ended September 30, 2022, were $405.0 million, an increase of $29.0 million compared to the nine months ended September 30, 2021. The increase was mainly attributable to revenues on our recently acquired Sinclair Transportation assets and increased revenues from our UNEV assets, partially offset by lower revenues on our Cheyenne assets as a result of the conversion of HF Sinclair’s Cheyenne refinery to renewable diesel production and lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery. The nine months ended September 30, 2021 included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets.

Revenues from our refined product pipelines were $83.7 million, a decrease of $1.0 million compared to the nine months ended September 30, 2021. Shipments averaged 180.3 mbpd compared to 165.8 mbpd for the nine months ended September 30, 2021. The volume increase was mainly due to volumes on our recently acquired Sinclair Transportation assets and higher volumes on our UNEV pipeline, partially offset by lower volumes on our product pipelines servicing HF Sinclair's Navajo refinery due to lower throughput at the refinery. We recognized a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $23.0 million, an increase of $0.5 million compared to the nine months ended September 30, 2021. Shipments averaged 126.6 mbpd compared to 131.9 mbpd for the nine months ended September 30, 2021. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair's Navajo refinery while revenue increased due to contractual minimum volume guarantees and rate increases that went into effect on July 1, 2022.

Revenues from our crude pipelines were $103.6 million, an increase of $8.6 million compared to the nine months ended September 30, 2021. Shipments averaged 594.2 mbpd compared to 393.0 mbpd for the nine months ended September 30, 2021. The increase in volumes was mainly attributable to our Cushing Connect pipeline, which went into service in September 2021, volumes on our recently acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipeline systems in New Mexico and Texas. The increase in revenues was mainly due to our recently acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipelines in New Mexico and Texas. Revenues did not increase in proportion to volumes due to our recognition of most of the Cushing Connect pipeline tariffs and a significant portion of Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.

Revenues from terminal, tankage and loading rack fees were $126.0 million, an increase of $17.6 million compared to the nine months ended September 30, 2021. Refined products and crude oil terminalled in the facilities averaged 575.2 mbpd compared to 436.9 mbpd for the nine months ended September 30, 2021. Volumes increased mainly due to volumes on our

Table o
recently acquired Sinclair Transportation assets and higher throughputs at HF Sinclair's Tulsa refinery. Revenues increased mainly due to revenues on our recently acquired Sinclair Transportation assets, higher butane blending revenues, and higher revenues on our Tulsa assets. In addition, the nine months ended September 30, 2021 included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets as a result of the conversion of the HF Sinclair Cheyenne refinery to renewable diesel production.

Revenues from refinery processing units were $68.7 million, an increase of $3.3 million compared to the nine months ended September 30, 2021. Throughputs averaged 69.9 mbpd for both the nine months ended September 30, 2022 and 2021. Revenues increased mainly due to higher natural gas cost recoveries in revenues as well as rate increases that went into effect on July 1, 2022.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2022, increased by $30.8 million compared to the nine months ended September 30, 2021. The increase was mainly due to operations expenses associated with our recently acquired Sinclair Transportation assets as well as higher employee costs, natural gas costs, maintenance costs and materials and supplies costs, partially offset by lower rentals and leases. In addition, the nine months ended September 30, 2021 included a goodwill impairment charge of $11.0 million related to our Cheyenne reporting unit.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2022, increased by $2.5 million compared to the nine months ended September 30, 2021. The increase was mainly due to depreciation on our recently acquired Sinclair Transportation assets partially offset by the acceleration of depreciation on certain of our Cheyenne tanks in 2021 as well as retirement of assets due to sales-type lease accounting.

General and Administrative
General and administrative costs for the nine months ended September 30, 2022, increased by $3.1 million compared to the nine months ended September 30, 2021 mainly due to higher legal and professional expenses incurred in the nine months ended September 30, 2022.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investment	2022	2021
	(in thousands)
Osage Pipe Line Company, LLC	(20,771)	2,726
Cheyenne Pipeline LLC	4,936	3,428
Cushing Connect Terminal Holdings LLC	2,494	2,721
Pioneer Investments Corp.	7,393	—
Saddle Butte Pipeline III, LLC	(1,313)	—
Total	$(7,261)	$8,875

Equity in earnings of Osage Pipe Line Company, LLC decreased for the nine months ended September 30, 2022, mainly due to our 50% share of environmental remediation and recovery expenses, net of insurance recoveries to date, associated with the release of crude oil on the Osage pipeline. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $12.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. Equity in earnings of Cheyenne Pipeline LLC increased for the nine months ended September 30, 2022, mainly due to the recognition in revenue of prior contractual minimum commitment billings. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the nine months ended September 30, 2022, totaled $57.0 million, an increase of $16.4 million compared to the nine months ended September 30, 2021. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 related to the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit

Table o
facility. Our aggregate effective interest rates were 4.6% and 3.7% for the nine months ended September 30, 2022 and 2021, respectively.

Interest Income
Interest income for the nine months ended September 30, 2022, totaled $61.2 million, an increase of $41.2 million compared to the nine months ended September 30, 2021. The increase was mainly due to higher sales-type lease interest income from our recently acquired Sinclair Transportation pipelines and terminals and our Cushing Connect Pipeline, which was placed into service at the end of the third quarter of 2021.

State Income Tax Expense
We recorded state income tax expense of $83,000 and $60,000 for the nine months ended September 30, 2022 and 2021, respectively. All tax expense is solely attributable to the Texas margin tax.

Table o
LIQUIDITY AND CAPITAL RESOURCES

Overview
In April 2021, we amended our Credit Agreement decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. In August 2022, the Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

During the nine months ended September 30, 2022, we received advances totaling $460.0 million and repaid $594.0 million under the Credit Agreement, resulting in a net decrease of $134.0 million and an outstanding balance of $706.0 million at September 30, 2022. As of September 30, 2022, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $494.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

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
As of September 30, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes”, and together with the 6.375% Senior Notes, the “Senior Notes”).
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the nine months ended September 30, 2022. As of September 30, 2022, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In August 2022, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $44.3 million.

On October 20, 2022, we announced our cash distribution for the third quarter of 2022 of $0.35 per unit, or $1.40 on an annualized basis. Looking forward, we remain committed to our capital allocation strategy and expect to reach our short-term leverage target of 3.5x in the first half of 2023.

Cash and cash equivalents increased by $1.2 million during the nine months ended September 30, 2022. The cash flows provided by operating activities of $238.5 million and financing activities of $123.1 million were more than the cash flows used for investing activities of $360.4 million. Working capital increased by $3.1 million to $20.6 million at September 30, 2022, from $17.5 million at December 31, 2021.

Table o
Cash Flows—Operating Activities
Cash flows from operating activities decreased by $2.3 million from $240.8 million for the nine months ended September 30, 2021, to $238.5 million for the nine months ended September 30, 2022. The decrease was mainly due to higher payments for turnaround expenses at our Woods Cross refinery processing units and higher payments for operating expenses, partially offset by higher cash receipts from customers during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Cash Flows—Investing Activities
Cash flows used for investing activities were $360.4 million for the nine months ended September 30, 2022, compared to $67.7 million for the nine months ended September 30, 2021, an increase of $292.7 million. During the nine months ended September 30, 2022, we paid the $329.0 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the nine months ended September 30, 2022 and 2021, we invested $31.2 million and $78.6 million, respectively, in additions to properties and equipment.

Cash Flows—Financing Activities
Cash flows provided by financing activities were $123.1 million for the nine months ended September 30, 2022, compared to cash flows used by financing activities of $182.2 million for the nine months ended September 30, 2021, an increase of $305.3 million. During the nine months ended September 30, 2022, we received $460.0 million and repaid $594.0 million in advances under the Credit Agreement, and we received net proceeds of $393.5 million related to the issuance of our 6.375% Senior Notes. Additionally, we paid $125.7 million in regular quarterly cash distributions to our limited partners and $7.3 million to our noncontrolling interests. During the nine months ended September 30, 2021, we received $210.5 million and repaid $283.5 million in advances under the Credit Agreement. We paid $112.4 million in regular quarterly cash distributions to our limited partners, and distributed $8.7 million to our noncontrolling interests. In addition, we received $21.3 million in contributions from noncontrolling interests during the nine months ended September 30, 2021.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2022 capital forecast includes forecasted expenditures for our recently acquired Sinclair Transportation assets and is comprised of approximately $20 million to $30 million for maintenance capital expenditures, $25 million to $30 million for refinery unit turnarounds and $10 million to $15 million for expansion capital expenditures and our share of Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as planned expenditures for acquisitions and capital development projects, will be funded with cash generated by operations.

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to a subsidiary of HFC a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC is

Table o
entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $40 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

Credit Agreement
In April 2021, we amended our Credit Agreement decreasing the commitments under the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. In August 2022, the Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it continues to provide for an accordion feature that allows us to increase the commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2022.

Senior Notes
As of September 30, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028.

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

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of September 30, 2022. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table o
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$706,000	$840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(6,207)	(6,951)
	493,793	493,049

6.375% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(5,996)	—
	394,004	—

Total long-term debt	$1,593,797	$1,333,049

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended September 30, 2022.

Impact of Inflation
PPI has increased an average of 2.9% annually over the past five calendar years, including an increase of 8.9% in 2021 and a decrease of 1.3% in 2020. PPI for the first nine months of 2022 increased by 14.7% over the first nine months of 2021.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. These annual rate adjustments generally occur on July 1st each year based on the PPI or the FERC index increase or decrease during the prior year. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases or decreases, and the majority of our rates do not decrease when PPI is negative. The substantial majority of our rates and minimum revenue guarantees used the 2021 PPI increase of 8.9% in the July 1, 2022 rate increase calculations.

A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers. However, for the nine months ended September 30, 2022, the fees we charged our shippers increased at a rate greater than our inflationary cost increase.

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

Table o
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

At September 30, 2022, we had an accrual of $13.4 million related to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have preliminarily been fair valued at $10 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired or will expire. There are environmental remediation projects in progress, including assessment and monitoring activities, that relate to certain assets acquired from HF Sinclair. Certain of these projects were underway prior to our purchase, are covered under the HF Sinclair environmental indemnification discussed above, and represent liabilities retained by HF Sinclair.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the three and nine months ended September 30, 2022 by $20.3 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $0.5 million. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $12.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could materially differ from these estimates under different assumptions or conditions and have an impact on our financial position, results of operations and cash flows. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2022. We consider these policies to be critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At September 30, 2022, we had an outstanding principal balance of $900 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2022, the fair value of our Senior Notes was $822.6 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at September 30, 2022 would result in a change of approximately $27.2 million in the fair value of the underlying Senior Notes.

Table o
For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2022, borrowings outstanding under the Credit Agreement were $706.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, at a reasonable level of assurance.

(b) Changes in internal control over financial reporting
We acquired Sinclair Transportation effective March 14, 2022, and have included the operating results and assets and liabilities of Sinclair Transportation in our consolidated financial statements as of September 30, 2022 and for the 201 days then ended. Other than our internal controls for Sinclair Transportation, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf during the third quarter of 2022:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2022	—	$—	—	—
August 2022	6,706	$17.86	—	—
September 2022	20,806	$17.64	—	—
Total for July to September 2022	27,512		—	—

The units reported represent (a) purchases of 18,497 common units in the open market for delivery to the recipients of our phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 9,015 common units (which units were previously issued to certain officers and other employees pursuant to phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

Table o

Item 6.Exhibits

The Exhibit Index beginning on page 60 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

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

10.1*†
Amendment No. 2 to Third Amended and Restated Credit Agreement dated August 15, 2022, among Holly Energy Partners, L.P., as borrower, certain of its affiliates, as guarantors, Wells Fargo Bank, National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto.

10.2*+
Mutual Separation Agreement and Release of Claims by and among HF Sinclair Corporation, HollyFrontier Corporation, Holly Logistic Services, L.L.C., HollyFrontier Payroll Services, Inc., and Holly Energy Partners, L.P., on behalf of themselves and their respective parents, subsidiaries and affiliates and Richard Voliva, dated September 15, 2022.

10.3+
Holly Energy Partners, L.P. Severance Pay Plan and Summary Plan Description and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 31, 2022, File No. 1-32225).

10.4*
First Amendment to Eighth Amended and Restated Master Throughput Agreement by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners – Operating, L.P., dated October 28, 2022.

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

Table o

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

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

November 7, 2022	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 7, 2022	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)