Form 10-K
period 2022-12-31
HOLLY ENERGY PARTNERS LP
filed 2023-02-28
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No  ☒
On June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common limited partner units held by non-affiliates of the registrant was approximately $1.1 billion, based upon the closing price on the New York Stock Exchange on such date. (This is not deemed an admission that any person whose shares were not included in the computation of the amount set forth in the preceding sentence necessarily is an “affiliate” of the registrant.)
126,440,201 shares of common limited partner units were outstanding on February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-K, including, but not limited to, statements regarding future operating results, our capital allocation strategy, funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under Items 1 and 2. “Business and Properties,” Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” "will," “expect,” “plan,” “goal,” “forecast,” “strategy,” “intend,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

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
•the economic viability of HF Sinclair Corporation, our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;
•the demand for refined petroleum products in the markets we serve;
•our ability to purchase operations and integrate the operations we have acquired or may acquire, including the recently acquired Sinclair Transportation Company LLC business;
•our ability to complete previously announced or contemplated acquisitions;
•the availability and cost of additional debt and equity financing;
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, terminal facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers or lower gross margins due to the economic impact of the COVID-19 pandemic, inflation and labor costs, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
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

•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation;
•the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (the “SEC”) filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K under “Business and Properties” in Items 1 and 2,“Risk Factors” in Item 1A and in conjunction with the discussion in this Form 10-K in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.” All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX TO DEFINED TERMS AND NAMES

The following terms and names that appear in this form 10-K are defined on the following pages:

401(k) Plan	136
5% Senior Notes	42
AAI	150
Allocation Date	50
ASC	68
ASC 842	68
ASU	68
bpd	9
Board	117
BLM	38
Business Combination Agreement	81
Change in Control Policy	137
Change in Control Agreement	137
Cheyenne Refinery	20
CISA	41
Clawback Policy	139
COBRA	137
Contribution Agreement	81
Corps	35
Credit Agreement	62
Cushing Connect Joint Venture	19
Cushing Connect JV Terminal	19
Cushing Connect Pipeline	19
CWA	35
Data protection obligations	41
EBITDA	57
Effectively connected income	49
ESG	27
Exchange Act	114
FASB ASC Topic 718	126
FCC	19
FERC	8
Frontier Pipeline	11
GAAP	57
Guarantor subsidiaries	107
HEP	7
HEP Cushing	19
HEP Logistics	116
HFC	7
HFC Merger	7
HFC Transaction	7
HF Sinclair	7
HLS	7
IBR	68
ICA	22
Incentive Compensation	139
IRS	27

Long-Term Incentive Plan	125
LPGs	8
mbbls	9
Meridian	124
Mid-America	9
MMPL	14
MMSCFD	12
non-employee directors	125
NDC	38
NEPA	35
NQDC Plan	125
NYSE	118
NWP	35
Omnibus	20
Osage	58
Parent	107
Parent Merger Sub	7
Partnership	71
PCAOB	72
PHMSA	21
Plains	10
PMLP	91
PPI	9
Presiding Director	117
REH	7
RINs	81
SCC	36
SEC	4
Secondment Agreement	20
Sinclair Oil	7
Sinclair Transportation	7
SLC Pipeline	11
SOFR	70
Target Company	7
TSA	41
UNEV	7
Unitholders Agreement	88
VIE	91

Items 1 and 2. Business and Properties

OVERVIEW
Holly Energy Partners, L.P. (“HEP”) is a Delaware limited partnership engaged principally in the business of operating a system of petroleum product and crude pipelines, storage tanks, distribution terminals and loading rack facilities in Colorado, Idaho, Iowa, Kansas, Missouri, Nevada, New Mexico, Oklahoma, Texas, Utah, Washington and Wyoming and refinery processing units in Utah and Kansas. We were formed in Delaware in 2004 and maintain our principal corporate offices at 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Our telephone number is 214-871-3555 and our internet website address is www.hollyenergy.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. A copy of this Annual Report on Form 10-K will be provided without charge upon written request to the Vice President, Investor Relations at the above address. A direct link to our filings at the SEC website is available on our website on the Investors page. Also available on our website are copies of our Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Code of Business Conduct and Ethics, all of which will be provided without charge upon written request to the Vice President, Investor Relations at the above address. In this document, the words “we,” “our,” “ours” and “us” refer to HEP and its consolidated subsidiaries or to HEP or an individual subsidiary and not to any other person. “HF Sinclair” refers to HF Sinclair Corporation and its subsidiaries, excluding HEP and its subsidiaries and Holly Logistic Services, L.L.C. (“HLS”), a subsidiary of HF Sinclair that is the ultimate general partner of HEP and manages HEP.

On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from The Sinclair Companies (now known as REH Company and referred to herein as “REH Company”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), REH Company, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of REH Company (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

Sinclair Transportation, together with its subsidiaries, owned REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the REH Company refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV Pipeline, LLC ("UNEV") (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation and its consolidated subsidiaries (collectively, the “HEP Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the HEP Acquired Sinclair Businesses.

References herein to HF Sinclair Corporation (“HF Sinclair”) with respect to time periods prior to March 14, 2022 refer to HFC and its consolidated subsidiaries and do not include the Target Company, Sinclair Transportation or their respective consolidated subsidiaries (collectively, the “HFS Acquired Sinclair Businesses”). References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which include the operations of the combined business operations of HFC and the HFS Acquired Sinclair Businesses.
Through our subsidiaries and joint ventures we own and/or operate petroleum product and crude pipelines, terminal, tankage and loading rack facilities, and refinery processing units that support the refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. At December 31, 2022, HF Sinclair owned approximately 47% of our outstanding common units as well as a non-economic general partner interest. Our assets are categorized into a Pipelines and Terminals segment and a Refinery Processing Unit segment. Segment disclosures are discussed in Note 16 to our consolidated financial statements in Part II, Item 8.
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
We have a long-term strategic relationship with HF Sinclair that has historically facilitated our growth. Our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders. While in the near term, any acquisitions would be subject to the economic conditions discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview”, we also expect over the longer term to continue to work with HF Sinclair on logistic asset acquisitions in conjunction with HF Sinclair’s refinery acquisition strategies.

PIPELINES AND TERMINALS

Pipelines

Our refined product pipelines transport light refined products from HF Sinclair’s Navajo refinery in New Mexico and a third party's refinery in Texas to their customers in the metropolitan and rural areas of Texas, New Mexico, and Arizona, and from various refineries in Utah, Wyoming, and Montana (including HF Sinclair's Woods Cross refinery in Utah, Parco refinery in Sinclair, Wyoming, and Casper refinery in Casper, Wyoming) to Nevada, Utah and Colorado. We also have a product pipeline that transports light refined products from Olathe, Kansas to Carrollton, Missouri and Montrose, Iowa. The refined products transported in these pipelines include conventional gasolines, federal, state and local specification reformulated gasoline, low-octane gasoline for oxygenate blending, distillates that include high- and low-sulfur diesel and jet fuel and liquefied petroleum gases (“LPGs”) (such as propane, butane and isobutane).

Our intermediate product pipelines consist principally of three parallel pipelines that connect the Navajo refinery, Lovington and Artesia facilities. These pipelines primarily transport intermediate feedstocks and crude oil for HF Sinclair’s refining operations in New Mexico. We also own pipelines that transport intermediate product and gas between HF Sinclair's Tulsa East and West refinery facilities, and between HF Sinclair's Casper and Parco refineries.

Our crude pipelines consist of crude oil trunk, gathering and connection pipelines located in West Texas, New Mexico, Kansas, Oklahoma, Utah and Wyoming that deliver crude oil to HF Sinclair's Navajo, El Dorado, Tulsa, Woods Cross, Parco and Casper refineries as well as other unaffiliated refineries.

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

HF Sinclair shipped an aggregate of 79% of the petroleum products transported on our refined product pipelines, 100% of the throughput volumes transported on our intermediate pipelines, and 76% of the throughput on our crude pipelines in 2022.

The following table details the average aggregate daily number of barrels of petroleum products transported on our pipelines in each of the periods set forth below for HF Sinclair and for third parties.

	Years Ended December 31,
	2022	2021	2020	2019	2018
Volumes transported for barrels per day (“bpd”):
HF Sinclair	729,395	513,506	529,905	633,270	622,088
Third parties	182,478	178,440	156,376	204,052	187,717
Total	911,873	691,946	686,281	837,322	809,805
Total barrels in thousands (“mbbls”)	334,581	252,560	251,178	305,623	295,579

Our pipeline assets are managed by geographic region; significant pipeline assets are grouped accordingly, and our major systems are described below.

Mid-Continent Region

Tulsa, Oklahoma Interconnect Pipelines
Five pipelines, totaling seven miles, move intermediate product and gas between HF Sinclair’s Tulsa East and West refinery facilities.

El Dorado Crude Delivery Pipelines
These two 2-mile pipelines supply HF Sinclair's El Dorado Refinery facility with crude oil from HEP's El Dorado crude tankage. HF Sinclair is the only shipper on this line.

Osage Pipe Line Company, LLC
This 135-mile pipeline, which FERC regulates, supplies HF Sinclair's El Dorado Refinery with crude oil from Cushing, Oklahoma and also has a connection to the Jayhawk pipeline that services the CHS refinery in McPherson, Kansas. HEP has a 50% interest in this entity and is the operator of the pipeline.

Cushing Connect Pipeline Holdings LLC
This 50-mile crude oil pipeline, which is regulated by the Oklahoma Corporation Commission, runs from Cushing, Oklahoma to HF Sinclair’s Tulsa East and West refinery facilities. HEP owns a 50% interest in this entity and is the operator of the pipeline. The Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021.

Midcon Products System
This 220-mile refined products pipeline, which is regulated by PHMSA, runs from Olathe, Kansas (Magellan Midstream Partners, LLC Olathe Terminal) and terminates at HEP’s Montrose, Iowa Products Terminal. It operates in two distinct segments, supplying refined petroleum products to two HEP terminal and tank farm facilities located near Carrollton, Missouri and Montrose, Iowa.

Southwest Region

Artesia, New Mexico to El Paso, Texas
These 221 miles of pipeline are comprised of four main segments which are regulated by FERC. The segments primarily ship refined product produced at the Navajo refinery to El Paso terminals: (1) 82 miles of 12-inch pipeline from HF Sinclair's Navajo refinery to our Orla tank farm, (2) 126 miles from our Orla tank farm to outside El Paso, (3) seven miles from outside El Paso to HFC's El Paso terminal and (4) six miles of 12-inch pipeline from outside El Paso to Magellan's El Paso terminal.

Refined products destined to HF Sinclair's El Paso terminal and Magellan's El Paso terminal are delivered to common carrier pipelines for transportation to Arizona, northern New Mexico and northern Mexico and to the terminal’s truck rack for local and export delivery by tanker truck.

Artesia, New Mexico to Moriarty, New Mexico
The Artesia to Moriarty refined product pipeline consists of a 60-mile segment that extends from HF Sinclair's Navajo refinery Artesia facility to White Lakes Junction, New Mexico, and another 155-mile segment that extends from White Lakes Junction to our Moriarty terminal, where it also connects to our Moriarty to Bloomfield pipeline. HEP owns the segment from Artesia to White Lakes Junction and leases the segment from White Lakes Junction to Moriarty from Mid-America Pipeline Company, LLC (“Mid-America”) under a long-term lease agreement which expires in 2027 with an option to renew for an additional 10 years. The current monthly lease payment is $604,000 (subject to adjustments for changes in Producer Price Index (“PPI”)) to the owner/operator, Mid-America. HF Sinclair is the only shipper on this pipeline.

Moriarty, New Mexico to Bloomfield, New Mexico
This 191-mile pipeline is leased from Mid-America and ships refined product from Moriarty to Marathon Petroleum Corporation's terminal in Bloomfield and our Bloomfield terminal, which is currently idled. This pipeline is operated by Mid-America (or its designee), and HF Sinclair is the only shipper on this pipeline.

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

Intermediate pipelines between Lovington, New Mexico and Artesia, New Mexico
Two of the three 65-mile pipelines are used for the shipment of intermediate feedstocks, crude oil and LPGs from HF Sinclair's Navajo refinery Lovington facility to its Artesia facility. The third pipeline is used to supply both HF Sinclair's Navajo refinery Artesia and Lovington facilities with crude oil from the Barnsdall and Beeson gathering systems. This third pipeline can also connect to the Roadrunner pipeline (described below). HF Sinclair is the primary shipper on these pipelines.

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

New Mexico and Texas crude oil pipelines
The 802-mile network of crude oil gathering and trunk pipelines deliver crude oil to HF Sinclair’s Navajo refinery from New Mexico and Texas. The crude oil trunk pipelines consist of nine pipeline segments that deliver crude oil to the Navajo refinery Lovington facility and fourteen pipeline segments that deliver crude oil to the Navajo refinery Artesia facility. The crude oil gathering pipelines connect crude leases and crude gathering hubs to the crude oil trunk pipeline system.

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

Northwest Region

Utah refined product pipelines
The Utah refined product pipelines consist of four pipeline segments: (1) a 2-mile segment from Woods Cross, UT to Pioneer Investment Corp.'s terminal is used for product shipments to and through the Pioneer terminal, (2) another 4-mile segment is used to ship refined product from HF Sinclair's Woods Cross refinery to the UNEV origin pump station, (3) a 4-mile segment from HF Sinclair's Woods Cross refinery to MPLX LP’s Salt Lake City products pipeline is used for product shipments from HF Sinclair’s Woods Cross refinery to MPLX LP's Northwest Pipeline origin station, and (4) a 1-mile segment is used to move refined product from Chevron's Salt Lake City refining facility into the UNEV pipeline origin pump station. HF Sinclair is the only shipper on the first three pipeline segments and a third party is the only shipper on the fourth, common carrier pipeline segment.

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

Cheyenne Pipeline
This 94-mile crude oil pipeline, which FERC regulates, spans from Cheyenne, Wyoming to Guernsey, Wyoming and previously transported trucked crude gathered in Cheyenne to Guernsey. This pipeline is currently idle.

Guernsey Pipeline
This 115-mile crude oil pipeline spans from Guernsey, Wyoming to the Pathfinder station in Casper, Wyoming. There is a connection at Natural Bridge that allows injection from Saddle Butte who operates a gathering network out of the Powder River Basin. There is also a connection into the HF Sinclair refinery in Casper where crude oil is delivered.

Salvation Pipeline
This 114-mile bi-directional products pipeline spans between the HF Sinclair Casper and Parco refineries. It is a combination of three pipeline segments – 11.3 miles of 12” and two different segments of 8”. It is used to transport finished product as well as intermediates back and forth between the two refineries.

Casper 10” Pipeline
This 102-mile crude oil pipeline spans between Pathfinder station in Casper and the Parco refinery. It delivers a variety of blended sweet crude oils.

Pathfinder Pipeline
This 103-mile crude oil pipeline spans between Pathfinder station in Casper and the Parco refinery. It delivers a variety of blended sour crude oils.

Sand Draw Pipeline
This 61-mile crude oil pipeline spans from Sand Draw station near Riverton, Wyoming to Bairoil station in Bairoil, Wyoming. It delivers crude oil from the Beaver Creek and Big Sand Draw facilities to Bairoil station. There is an injection point three miles upstream of Bairoil station from the Bairoil oil field operated by Amplifier Energy.

Bairoil Pipeline
This 41-mile crude oil pipeline spans from Bairoil station in Bairoil, Wyoming to the Parco refinery in Sinclair, Wyoming. It delivers crude oil from the Beaver Creek, Big Sand Draw and Bairoil fields.

Medicine Bow Pipeline
This 205-mile refined product pipeline spans between the Parco refinery in Sinclair, Wyoming to the Denver Products Terminal in Henderson, Colorado. It is a combination of 166 miles of 6” and 39 miles of 10” pipe. It delivers finished products to the truck terminal.

Pioneer Pipeline
This 252-mile refined product pipeline, which FERC regulates, runs from Sinclair Station in Wyoming to the terminal in North Salt Lake City, Utah also owned by Pioneer Investments Corp. Through connections, this pipeline is also able to deliver refined products to our UNEV refined products pipeline. HEP owns a 49.995% interest in Pioneer Investments Corp. The pipeline and terminal are operated by an affiliate of Phillips 66 Company.

Saddle Butte Pipeline III, LLC
This crude oil pipeline gathering system collects crude oil from the Powder River Basin in Wyoming and primarily delivers into our Guernsey pipeline. HEP owns a 25.06% interest in this entity.

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

Origin and Destination	Diameter (inches)	Length (miles)	Capacity (bpd)
Refined Product Pipelines:
Artesia, NM to Orla, TX to El Paso, TX	8/12	221	95,000
Artesia, NM to Moriarty, NM(1)	12/8	215	27,000
Moriarty, NM to Bloomfield, NM(1)(2)	8	191	14,400
Big Spring, TX to Abilene, TX	6/8	100	20,000
Big Spring, TX to Wichita Falls, TX	6/8	227	23,000
Wichita Falls, TX to Duncan, OK(6)	6	47	21,000
Midland, TX to Orla, TX	8/10	135	25,000
Artesia, NM to Roswell, NM(6)	4	35	5,300
Mountain Home, ID	4	13	6,000
Woods Cross, UT	10/12/8	10	70,000
Woods Cross, UT to Las Vegas, NV	12	427	62,000
Salt Lake City, UT to UNEV Pipeline, UT	10	1	60,000
Tulsa, OK(3)
Olathe, KS to Carrollton, MO	8	81	15,000
Carrollton, MO to Montrose, IA	8	139	10,000
Medicine Bow Pipeline	6/10	205	30,000
Aurora (Chase connection) Pipeline	10	15	30,000
Dupont (Kaneb connection) Pipeline	8	3	24,000
Intermediate Product Pipelines:
Lovington, NM to Artesia, NM	8	65	48,000
Lovington, NM to Artesia, NM	10	65	72,000
Lovington, NM to Artesia, NM	16	65	98,400
Tulsa, OK(4)	8/10/12	7
Evans Junction to Artesia, NM(5)	8	12	107
Salvation Pipeline	8/12/8	114	18,000
Crude Pipelines:
Artesia Region Gathering	Various	497	70,000
West Texas Gathering	Various	305	35,000
Roadrunner Pipeline	16	69	80,000
Beeson Pipeline	8/10	46	95,000
El Dorado Crude Delivery Pipeline	16	4	165,000
Bisti Connection Pipeline	12	13	82,000
Whites City Pipeline	8	61	62,000
SLC Pipeline	16	95	120,000
Frontier Pipeline	16	289	72,000
Bairoil Pipeline	8	41	15,000
Cheyenne Pipeline	10	94	36,000
Guernsey Pipeline	10	115	50,000
Casper Pipeline	10	102	34,000
Pathfinder Pipeline	16	103	65,000
Beaver Creek Pipeline	4	10	7,000
Sand Draw Pipeline	8	61	18,000
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

Terminals, Loading Racks and Refinery and Renewable Diesel Facility Tankage

Our refined product terminals receive products from pipelines connected to HF Sinclair’s refineries and other third party refineries. We then distribute them to HF Sinclair and third parties, who in turn deliver them to end-users and retail outlets. Our terminals are generally complementary to our pipeline assets and serve the marketing activities of HF Sinclair and other customers. Terminals play a key role in moving product to the end-user market by providing the following services:
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

Our refined product terminals derive most of their revenues from terminalling fees paid by customers. We charge a fee for transferring refined products from the terminal to trucks or to pipelines connected to the terminal. In addition to terminalling fees, we generate revenues by charging our customers fees for storage, blending, injecting additives, and filtering jet fuel. HF Sinclair currently accounts for the substantial majority of our refined product terminal revenues.

Our crude terminals receives crude from crude pipelines and truck offloading racks owned by us and third-parties and derive most of their revenues from throughput charges.

The table below sets forth the total average throughput for our refined product and crude terminals in each of the periods presented:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Refined products and crude terminalled for (bpd):
HF Sinclair	560,038	391,698	393,300	422,119	413,525
Third parties	38,211	51,184	48,909	61,054	61,367
Total	598,249	442,882	442,209	483,173	474,892
Total (mbbls)	218,351	161,652	161,848	176,358	173,336

Our refinery and renewable diesel facility tankage consists of on-site tankage at HF Sinclair’s refineries and renewable diesel facilities. Our refinery and renewable diesel facility tankage derives its revenues from fixed fees or throughput charges in providing HF Sinclair’s refining and renewable diesel facilities with approximately 9,210,000 barrels of storage.

Our terminals, loading racks and refinery and renewable diesel tankage are managed by geographic region; significant assets are grouped accordingly and described below.

Mid-Continent Region

El Dorado, Kansas crude tankage
This crude tank farm is adjacent to HF Sinclair's El Dorado Refinery and is used, primarily, to store and supply crude oil for this refinery facility.

El Dorado, Kansas facility truck racks
The El Dorado loading rack facilities consist of a light refined products truck rack and a propane truck rack. These racks load refined products and propane onto tanker trucks for delivery to markets in surrounding areas.

Catoosa, Oklahoma terminal
The Catoosa terminal is a water port terminal close to HF Sinclair's Tulsa refinery and stores specialty lubricant products. HF Sinclair is the primary customer utilizing this terminal.

Cushing Connect Terminal Holdings LLC
This entity owns 1.5 million barrels of crude oil storage in Cushing, Oklahoma, which went in service during the second quarter of 2020. HEP owns a 50% interest in this entity; the terminal is operated by an affiliate of Plains.

Tankage at HF Sinclair refinery and renewable diesel facilities
At HF Sinclair's El Dorado and Tulsa refinery facilities as well as HF Sinclair's Cheyenne renewable diesel facility, HEP owns refined product, intermediate and crude tankage that support these refineries in production and distribution. HF Sinclair is the only customer utilizing these tanks. See “Agreements with HF Sinclair” below for a discussion of changes to HF Sinclair's use of assets located in Cheyenne, Wyoming.

Tulsa, Oklahoma facilities truck and rail racks
The Tulsa truck and rail loading rack facilities consist of loading racks located at HF Sinclair’s Tulsa refinery West and East facilities. Loading racks at the Tulsa refinery West facility consist of rail and truck racks that load refined products and lube oil produced at the refinery onto rail cars and tanker trucks. Loading racks at the Tulsa refinery East facility consist of truck and rail racks at which we load refined products and off load crude. The truck racks also load asphalt and LPG.

Tulsa, Oklahoma railyard
HEP constructed 23,500 track feet of rail storage on land situated near HF Sinclair's Tulsa refinery. HEP leases a portion of this land from BNSF Railway Company and subleases this land to HF Sinclair. HEP leases the track to HF Sinclair, and HEP is receiving reimbursement from HF Sinclair for the construction costs over the 25-year term of the lease.

Kansas City terminal
The Kansas City Terminal receives refined products via truck and a Magellan Midstream Partners, LLC (“MMPL”) pipeline from the MMPL Kansas City Terminal. Refined products received at this terminal are sold locally via a truck rack.

Carrollton terminal
The Carrollton Terminal loading rack facility consists of a light refined products truck rack fed from the five tanks at the Carrollton Tank Farm. These racks load refined products onto tanker trucks for delivery to markets in surrounding areas.

Montrose terminal
The Montrose Terminal loading rack facility consists of a light refined products truck rack fed from the six tanks at the Montrose Tank Farm. These racks load refined products onto tanker trucks for delivery to markets in surrounding areas.

Southwest Region

Abilene, Texas terminal
This terminal receives refined products from Delek's Big Spring refinery, which accounted for all of its volumes in 2022. Refined products received at this terminal are sold locally via a truck rack or pumped over a 2-mile pipeline to Dyess Air Force Base.

Artesia, New Mexico facility truck rack
The truck rack at HF Sinclair's Navajo refinery Artesia facility loads light refined product produced at the Navajo refinery onto tanker trucks for delivery to markets in the surrounding area. HF Sinclair is the only customer of this truck rack.

Artesia, New Mexico railyard
HEP constructed 8,300 track feet of rail storage on land situated near the railway station of Artesia, New Mexico. HEP leases this land from BNSF Railway Company and subleases the land to HF Sinclair. HEP leases the track to HF Sinclair, and HEP is receiving reimbursement from HF Sinclair for the construction costs over the 25-year term of the lease.

Lovington, New Mexico facility asphalt truck rack
The asphalt loading rack facility at HF Sinclair's Navajo refinery Lovington facility loads asphalt produced at the Navajo refinery into tanker trucks. HF Sinclair is the only customer of this truck rack.

Moriarty, New Mexico terminal
We receive light refined product at this terminal from the Navajo refinery Artesia facility through our pipelines. Refined product received at this terminal is sold locally, via the truck rack. HF Sinclair is the only customer at this terminal, and there are no competing terminals in Moriarty, New Mexico.

Orla, Texas tank farm
The Orla tank farm receives refined product from Delek's Big Spring refinery. Refined product received at the tank farm is delivered into our Orla to El Paso pipeline segment (described above).

Orla, Texas terminal
This terminal receives diesel from HF Sinclair's Navajo refinery in Artesia, New Mexico and delivers diesel to the truck rack at the facility. HF Sinclair is the only customer at this truck rack.

Tankage at HF Sinclair refinery facilities
At HF Sinclair's Artesia and Lovington refinery facilities, HEP owns crude tankage that supports the refineries in their production of petroleum products. HF Sinclair is the only customer utilizing these tanks.

Wichita Falls, Texas terminal
This terminal receives refined product from Delek's Big Spring refinery, which accounted for all of its volumes in 2022. Refined product received at this terminal is sold via a truck rack or to NuStar Energy L.P.’s Southlake Pipeline.

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

Woods Cross, Utah Crude Tankage
At HF Sinclair's Woods Cross refinery facility, HEP owns crude tankage that supports the refinery in its production of petroleum products. HF Sinclair is the only customer utilizing these tanks.

UNEV terminals
UNEV owns two terminals, located in Cedar City, Utah and North Las Vegas, Nevada, that receive product through the UNEV Pipeline, originating in Woods Cross, Utah. Refined product received at these terminals is sold locally.

Woods Cross, Utah facility truck rack
The truck rack at the Woods Cross facility loads light refined product produced at HF Sinclair's Woods Cross refinery onto tanker trucks for delivery to markets in the surrounding area. HF Sinclair is the only customer of this truck rack.

Denver Products Terminal
The truck rack at the Denver Products Terminal loads light refined product delivered from multiple pipelines onto tanker trucks for delivery to markets in the surrounding area.

Sinclair Products Terminal
The truck rack at the Sinclair Products Terminal loads light refined product produced at the HF Sinclair Parco refinery onto tanker trucks for delivery to markets in the surrounding area.

Casper Products Terminal
The truck rack at the Casper Products Terminal loads light refined product produced at the HF Sinclair Casper refinery onto tanker trucks for delivery to markets in the surrounding area.

Casper Crude Terminal
The truck unloading facility in Casper receives local gathered crude via truck deliveries into tankage where it is then delivered to either the HF Sinclair Parco or Casper refineries.

Guernsey Crude Terminal
The crude facility in Guernsey receives crude from local gathering systems, the Plains system and others, where it is stored and then delivered to either the HF Sinclair Parco or Casper refineries.

Sinclair Crude Terminal
The truck unloading facility in Sinclair receives local gathered crude via truck deliveries into tankage where it is then delivered to the HF Sinclair Parco refinery.

Parco S-Tank farm
The tank farm at Parco is used for various purposes including seasonal product storage, refinery turnaround support, and intermediate product storage. It can receive product from either the HF Sinclair Parco refinery or from the Salvation pipeline.

Burley Terminal
The truck rack at the Burley Products Terminal loads light refined product delivered from MPLX LP's pipeline onto tanker trucks for delivery to markets in the surrounding area.

Boise Terminal
The truck rack at the Boise Products Terminal loads light refined product delivered from MPLX LP's pipeline onto tanker trucks for delivery to markets in the surrounding area.

Pioneer North Salt Lake Terminal
The truck rack at the North Salt Lake Terminal, which is owned by Pioneer Investments Corp., loads light refined product delivered from the Pioneer Pipeline onto tanker trucks for delivery to markets in the surrounding area. It can receive product from either the HF Sinclair Parco or Casper refineries through the Pioneer Pipeline. HEP owns a 49.995% interest in Pioneer Investments Corp.

The following table outlines the locations of our majority-owned terminals and their storage capacities, number of tanks, supply source, and mode of delivery as of December 31, 2022:

Terminal Location	Storage Capacity (barrels)	Number of Tanks	Supply Source	Mode of Delivery
Moriarty, NM	196,000	8	Pipeline	Truck
Mountain Home, ID (1)	122,000	4	Pipeline	Pipeline
Spokane, WA	468,000	34	Pipeline/Rail	Truck
Abilene, TX	147,000	6	Pipeline	Truck/Pipeline
Wichita Falls, TX	238,000	12	Pipeline	Truck/Pipeline
Las Vegas, NV	442,000	12	Pipeline/Truck	Truck
Cedar City, UT	205,000	7	Pipeline/Rail/Truck	Truck
Orla tank farm	178,000	6	Pipeline	Pipeline
Orla, TX	45,000	1	Pipeline	Truck
El Dorado, KS crude tankage	1,044,000	11	Pipeline	Pipeline
Stations along the SLC and Frontier pipelines	383,000	7	Pipeline	Pipeline
Stations in the Texas, New Mexico crude system	447,000	14	Pipeline	Pipeline
Catoosa, OK lube terminal	74,000	6	Truck/Rail	Truck
Bairoil, WY	100,000	2	Pipeline	Pipeline
Boise Terminal	440,000	16	Pipeline/Truck	Truck
Burley Terminal	164,000	8	Pipeline/Truck	Truck
Carrollton Terminal	327,000	5	Pipeline/Truck	Truck/Pipeline
Casper, WY	1,269,000	13	Pipeline/Truck	Truck/Pipeline
Denver Terminal	917,000	19	Rail/Truck/Pipeline	Truck/Pipeline
Montrose, IA	173,000	6	Pipeline/Truck	Truck
Guernsey, WY	416,000	4	Pipeline	Pipeline
Kansas City Terminal	345,000	7	Pipeline/Truck	Truck
Sand Draw, WY	25,000	2	Pipeline/Truck	Pipeline
Sinclair, WY	419,000	7	Pipeline	Pipeline
Artesia facility railyard	N/A	N/A	Rail	Rail
Artesia facility truck rack	N/A	N/A	Refinery	Truck
Lovington facility asphalt truck rack	N/A	N/A	Refinery	Truck
Woods Cross facility truck rack	N/A	N/A	Refinery	Truck
Tulsa West facility truck and rail rack	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa East facility truck and rail racks	N/A	N/A	Refinery	Truck/Rail/Pipeline
Tulsa facility railyard	N/A	N/A	Rail	Rail
Cheyenne facility truck racks (2)	N/A	N/A	Refinery	Truck
El Dorado facility truck racks	N/A	N/A	Refinery	Truck
Total	8,584,000

(1)Handles only jet fuel.
(2)Inactive

The following table outlines the locations of our refinery tankage, storage capacity, tankage type and number of tanks as of December 31, 2022:

Refinery and Renewable Diesel Facility Location	Storage Capacity (barrels)	Tankage Type	Number of Tanks
Artesia , NM	366,000	Crude oil and refined product	8
Lovington, NM	291,000	Crude oil	2
Woods Cross, UT	168,000	Crude oil	3
Tulsa, OK	3,828,000	Crude oil and refined product	58
Cheyenne, WY	452,000	Crude oil and refined product	9
El Dorado, KS	4,105,000	Refined and intermediate product	88
Total	9,210,000

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

REFINERY PROCESSING UNITS

Our refinery processing units are integrated in HF Sinclair's El Dorado, Kansas refinery and HF Sinclair's Woods Cross, Utah refinery and are used to support their daily operations, which chemically transform crude oil into various petroleum products, including gasoline, diesel, LPGs and asphalt.

HF Sinclair has committed to supply these units with a minimum feedstock throughput for each calendar quarter. HEP has committed that these units yield a certain level of petroleum product. The initial terms for the refinery processing units at HF Sinclair's El Dorado and Woods Cross refineries extend through 2030 and 2031, respectively.

The El Dorado units were first operational in the third and fourth quarters of 2015 and the Woods Cross units were first operational in the second quarter of 2016. These units operate on a daily basis until they are taken down for large-scale maintenance, which can be every two to four years and could last from two to four weeks. During this maintenance period (turnaround), the minimum feedstock throughput is adjusted so that HF Sinclair is not penalized for HEP's maintenance requirements.

HEP's revenue is primarily generated from the minimum throughput commitments, and HEP charges a tolling fee per barrel or thousand standard cubic feet of throughput. The tolling fee is meant to provide HEP with revenue that surpasses the amount of its expected operating costs, which include natural gas and maintenance. On any calendar month where the cost of natural gas exceeds what is included in the tolling fee, HEP will charge HF Sinclair for recovery of this additional cost. Additionally, if turnaround costs are more than expected after the first turnaround for each unit, the tolling fee will be permanently adjusted, one time, to recover these costs.

Our refinery processing units are managed by refinery personnel seconded from HF Sinclair; significant assets are grouped accordingly and described below.

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

Hydrogen Generation Unit - El Dorado, Kansas refinery facility
The hydrogen unit primarily uses natural gas as a feedstock to produce hydrogen gas that is used in HF Sinclair's operation of its El Dorado, Kansas refinery. This feedstock is supplied from purchased natural gas. The hydrogen unit's natural gas feedstock capacity is 6,100 thousand standard cubic feet per day.

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

INVESTMENT IN JOINT VENTURE
On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P., a wholly owned subsidiary of Plains, formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development, construction, ownership and operation of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service at the end of the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment was generally shared equally among HEP and Plains. However, we were solely responsible for any Cushing Connect Pipeline construction costs that exceeded the budget by more than 10%. HEP's share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs were approximately $74 million, including approximately $5 million of Cushing Connect Pipeline construction costs that exceeded the budget by more than 10% borne solely by HEP.

The investment above and the basis of presentation is described further in Note 3 in notes to consolidated financial statements of HEP, and the description in Note 3 is incorporated herein by reference.

AGREEMENTS WITH HF SINCLAIR

We serve HF Sinclair's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2023 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined products, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. As of December 31, 2022, our agreements with HF Sinclair required minimum annualized payments to us of $453 million.
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

Furthermore, if new laws or regulations that affect terminals or pipelines are enacted that require us to make substantial and unanticipated capital expenditures at the pipelines or terminals, we will have the right after we have made efforts to mitigate their effects to negotiate a monthly surcharge on HF Sinclair for the use of the terminals or to file for an increased tariff rate for use of the pipelines to cover HF Sinclair’s pro rata portion of the cost of complying with these laws or regulations including a reasonable rate of return. In such instances, we will negotiate in good faith with HF Sinclair to agree on the level of the monthly surcharge or increased tariff rate.
On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne refinery(the "Cheyenne Refinery") and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.
On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair’s) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) HFC paid a $10 million one-time cash payment to HEP for the termination of the existing minimum volume commitment.
Omnibus Agreement
Under certain provisions of an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.0 million, for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee includes expenses incurred by HF Sinclair to perform centralized corporate functions, such as executive management, legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. In connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 through November 30, 2022, relating to transition services provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary monthly fee includes the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf. In addition, we also pay for our own direct general and administrative costs, including costs relating to operating as a separate publicly held entity, such as costs for preparation of partners’ K-1 tax information, SEC filings, directors’ compensation, and registrar and transfer agent fees.

Under HLS’s secondment agreement with HF Sinclair (the “Secondment Agreement”), certain employees of HF Sinclair are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.
COMPETITION
As a result of our physical integration with HF Sinclair’s refineries, our contractual relationship with HF Sinclair under the Omnibus Agreement and the HF Sinclair pipelines and terminals, tankage and throughput agreements, we believe that we will not face significant competition for barrels of crude oil transported to or refined products transported from HF Sinclair’s refineries, particularly during the terms of our long-term transportation agreements with HF Sinclair expiring between 2023 and 2037.
However, we do face competition from other pipelines that may be able to supply the end-user markets of HF Sinclair or other customers with refined products on a more competitive basis. Additionally, if HF Sinclair’s wholesale customers reduced their purchases of refined products due to the increased availability of cheaper product from other suppliers, decreased demand for refined products or for other reasons, the volumes transported through our pipelines could be reduced, which, subject to the minimum revenue commitments, could cause a decrease in cash and revenues generated from our operations.
The petroleum refining business is highly competitive. Among HF Sinclair’s competitors are some of the world’s largest integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems. HF Sinclair competes with independent refiners as well. Competition in particular geographic areas is affected primarily by the amounts of refined products produced by refineries located in such areas and by the availability of refined products and the cost of transportation to such areas from refineries located outside those areas.
In addition, we face competition from trucks that deliver product in a number of areas we serve. Although their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas we serve. The availability of truck transportation places some competitive constraints on us.

Our refined product terminals compete with other independent terminal operators as well as integrated oil companies based on terminal location, price, versatility and services provided. Our competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading arms. Historically, the significant majority of the throughput at our terminal facilities has come from HF Sinclair.
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
For further information on pipeline safety and regulatory requirements related to maintenance, see our risk factor “Our operations are subject to evolving federal, state and local laws, regulations and permit/authorization requirements regarding our business, capital projects, environmental protection, health, operational safety and product quality. Potential liabilities arising from these laws, regulations and requirements could affect our operations and have a material adverse effect on our business.” under Item 1A – “Risk Factors.”

FERC Regulation - Liquids Pipelines
Some of our existing refined products and crude oil pipelines provide interstate transportation services subject to regulation by the FERC pursuant to the Interstate Commerce Act (the “ICA”). The ICA requires that the rates charged by these pipelines (referred to as “interstate liquids pipelines”) must be just and reasonable. The ICA also prohibits interstate liquids pipelines from providing services in a manner that unduly discriminates against or confers undue preference upon any shipper. The ICA permits interested persons to challenge newly proposed or changed rates or rules and authorizes the FERC to suspend the effectiveness of such proposed rates or rules for a period of up to seven months, during which the FERC may investigate whether the proposed rate or rules are just and reasonable. Upon completion of an investigation, the FERC may require the interstate liquids pipeline carrier to refund the revenues collected during the pendency of the investigation that are in excess of the amount the FERC determines to be just and reasonable, together with interest. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order an interstate liquids pipeline to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations (including interest) for damages sustained during the two years prior to the filing of a complaint.

As a general matter, interstate liquids pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index that FERC reviews every five years. Cost-of-service ratemaking, market-based rates, and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates. When an interstate liquids pipeline adjusts its rates using the index methodology, shippers may challenge rate increases made within the ceiling levels. The FERC’s regulations provide that a protest against an index rate increase must allege “reasonable grounds” that the index rate increase is “so substantially in excess of the actual cost increases incurred by the carrier that the rate is unjust and unreasonable.”

On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022.

State Regulation - Liquids Pipelines

While the FERC regulates the rates for interstate shipments on our interstate liquids pipelines, the New Mexico Public Regulation Commission regulates the rates for intrastate shipments on our pipelines in New Mexico, the Texas Railroad Commission regulates the rates for intrastate shipments on our pipelines in Texas and the Oklahoma Corporation Commission regulates the rates for intrastate shipments on our pipelines in Oklahoma. Generally, these state agencies have not investigated the rates or practices of intrastate pipelines subject to their jurisdiction in the absence of shipper complaints.

Environmental Regulation and Remediation

Our operation of pipelines, terminals, and associated facilities in connection with the transportation and storage of refined products and crude oil is subject to stringent and complex federal, state, and local laws and regulations governing the potential discharge of materials into the environment, or otherwise relating to the protection of human health and the environment and natural resources, including climate change. These laws and regulations may require us to obtain permits for our operations or result in the imposition of strict requirements relating to air emissions, and characteristics and composition of gasoline and diesel fuels, biodiversity, wastewater discharges, waste management, process safety and risk management, spill planning and prevention and the remediation of spills, leaks and other contamination. As with the industry generally, compliance with existing, changing, and new laws, regulations, interpretations and guidance increases our overall cost of business, including our capital costs to construct, maintain, upgrade and operate equipment and facilities. These laws and regulations affect our operations, maintenance, capital expenditures and net income, as well as those of our competitors. These existing and any new laws and regulations, and the interpretation or enforcement thereof, are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, and injunctions, construction bans or delays; delays in the permitting, development or expansion of projects; limitations or prohibitions on certain operations; and reputational harm. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Environmental groups frequently challenge pipeline infrastructure projects. Moreover, a major discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured or is not fully insured, subject us to substantial expense, including the cost of remediation and restoration of any damaged natural resources, the cost to comply with applicable laws and regulations, and claims made by employees, neighboring landowners and other third parties for personal injury and property damage.

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

At December 31, 2022, we have an accrual of $19.5 million that relates to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have preliminarily been fair valued at $14.7 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired. There are environmental remediation projects in progress, including assessment and monitoring activities, that relate to certain assets acquired from HF Sinclair. Certain of these projects were underway prior to our purchase, are covered under the HF Sinclair environmental indemnification discussed above, and represent liabilities retained by HF Sinclair.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the year ended December 31, 2022 by $17.6 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. We expect Osage will receive additional insurance recoveries, which will be recorded as they are received. If our insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $9.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year's capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2023 capital forecast is comprised of approximately $25 million to $35 million for maintenance capital expenditures and $5 to $10 million for expansion capital expenditures and joint venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for capital development projects, will be funded with cash generated by operations. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets.
Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to a subsidiary of HFC (now HF Sinclair) a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation and amortization above $40 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.
HUMAN CAPITAL
Our People
We are managed by HLS, our ultimate general partner. HLS is a subsidiary of HF Sinclair. The employees providing services to us are either provided by HLS, which utilizes people employed by HF Sinclair to perform services for us, or seconded to us by subsidiaries of HF Sinclair, as neither we nor our ultimate general partner have any employees. Under the Secondment Agreement with HF Sinclair, certain employees of HF Sinclair are seconded to HLS, our ultimate general partner, to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs of these employees for our benefit. In addition, as more fully described under Part III, Item 11. Executive Compensation, certain executive officers of HLS are also executive officers of HF Sinclair and devote as much of their professional time as necessary to oversee the management our business and affairs.
The “One HF Sinclair Culture” focuses on five key values – safety, integrity, teamwork, ownership and inclusion. These values influence decisions, shape behaviors and provide the opportunity for employees to thrive. Safety is our first priority. We care about our people and have implemented policies and procedures designed to help them return home safely every day. We focus on integrity and doing the right thing. We champion a culture of teamwork and ownership by supporting each other and empowering employees to take action where they see a need or opportunity. Inclusion reflects our desire to foster a work environment in which employees feel valued and included in decisions, opportunities and challenges.
As of December 31, 2022, 405 HF Sinclair employees were dedicated to our business in addition to HF Sinclair employees seconded to HLS for a portion of their time to provide services to our business as described above. From time to time, a portion of HF Sinclair’s employees that are seconded to us, are covered by collective bargaining agreements. The current collective bargaining agreements have various expiration dates between 2023 and 2026. We have experienced no material interruptions of operations due to disputes with those employees and management believes that positive working relationships exist between HF Sinclair and local unions and their members.
Oversight
As a result of our secondment arrangements with HF Sinclair, strategic oversight for human capital management is shared between the HLS Board of Directors and board committees and the HF Sinclair Board of Directors and board committees. As further discussed under Part III, Item 11. Executive Compensation, the HLS Compensation Committee determines cash and bonus compensation for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS. The HF Sinclair Board of Directors and Board committees provide oversight on strategies and policies related to the human capital management of HF Sinclair employees seconded to, and shared with, HLS. The HF Sinclair Compensation Committee is responsible for periodically reviewing HF Sinclair’s strategies and policies regarding the promotion of employee diversity, equity and inclusion, talent and performance management, pay equity and employee engagement, as well as executive succession planning. The HLS Board of Directors and HF Sinclair’s Nominating, Governance and Social Responsibility Committee oversee policies and practices regarding human rights in their respective operations and supply chain. This process is designed to provide high level oversight of our strategies related to attracting, retaining and developing a workforce that aligns with our values and strategies.
Diversity & Inclusion
HLS and HF Sinclair leadership is committed to attracting, retaining and developing a highly engaged, high-performing, diverse workforce and cultivating an inclusive workplace where all employees feel valued and have a sense of belonging. Of HF Sinclair's total employees as of December 31, 2022, approximately 17% identified as female and approximately 83% identified as male. Approximately 22% of HF Sinclair's total employees identified as Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or Other Pacific Islander, or as two or more races. We are also committed to hiring and retaining veterans and reservists of the U.S. armed forces, who represented approximately 5% of HF Sinclair's U.S. workforce as of December 31, 2022.

Increasing diversity and inclusion efforts is an organizational priority for HLS and HF Sinclair. HF Sinclair has introduced diversity awareness programs focused on increasing the number of underrepresented persons in engineering roles. HF Sinclair’s university recruiting team has partnered with historically black colleges and universities to offer full-time and summer internship opportunities and various diversity and inclusion organizations at universities to sponsor and participate in events, such as the North Texas Women’s Energy Network and the National Society of Black Engineers Convention. In addition, to help foster a culture of inclusion, HF Sinclair has two employee resource groups, one focused on developing talent at HF Sinclair by fostering relationships through education, networking and leadership development opportunities and the other focused on veterans. In 2021, HF Sinclair formed an Inclusion and Diversity Working Group to develop and further implement HF Sinclair’s inclusion and diversity initiatives, to gather and report best practices related to inclusion and diversity, and to assist in developing ongoing inclusion and diversity goals and objectives.
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
Total Rewards & Development
We believe that the health of our company is linked to the performance and health of our people. The HF Sinclair employees that provide service to us are eligible to participate in the same comprehensive and competitive total rewards programs that are provided to employees of HF Sinclair generally. HF Sinclair’s benefit offerings are designed to support employee health, financial and emotional needs, inclusive of comprehensive coverage for health care, a competitive retirement savings benefit, vacation and holiday time and other income protection and work life benefits. HF Sinclair also provides tools to help recognize and reward employee performance consistent with the One HF Sinclair Culture.
Consistent with the HF Sinclair culture values of ownership and growth, HF Sinclair offers training, development and engagement programs to its employees that provide services to us which provide employees the opportunity to develop their career by enhancing skills and capabilities consistent with the needs of the business. Our suite of programs include: Accelerate, a curated collection of on-demand e-learning for all employees; Refine, interactive, instructor-led workshops focusing on professional development at any career level; Front Line Leadership Development, a series of leadership training for new and existing supervisors; Catalyst, a guided cohort of new leaders learning about leadership styles and executive presence; and Leading the HF Sinclair Way, a deep-dive for our senior leaders on leading through our cultural values and business objectives.

Item 1A.Risk Factors
Risk Factor Summary

Investing in us involves a degree of risk. You should carefully consider all information in this Form 10-K, including the Management’s Discussion & Analysis section and the financial statements and related notes, prior to investing in our common units. These risks and uncertainties include, but are not limited to, the following:

Risks Related to our Business/Industry:
•We depend on HF Sinclair for a substantial portion of our revenues. A significant reduction in those revenues or a material deterioration of HF Sinclair's financial condition could reduce our revenues materially.
•General economic conditions or, due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations, or cash flows.
•Any reduction in the capacity of, or the allocations to, our shippers on interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.
•A material decrease in the supply, or a material increase in the price, of crude oil or other materials available to HF Sinclair's refineries and our pipelines and terminals, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.
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
•The COVID-19 pandemic, and actions taken in response thereto, has had and may continue to have a material adverse effect on our business.
•We may be unsuccessful in integrating the operations of acquired assets or businesses, including the Sinclair business acquired in the HEP Transaction, and in realizing the anticipated benefits of any such acquisitions.
•We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities, if our assumptions concerning population growth are inaccurate, or if an agreement cannot be reached with HF Sinclair for the acquisition of assets on which we have a right of first offer.
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
•We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.
•We may not be able to retain existing customers or acquire new customers.
• We own certain of our systems through joint ventures, and our control of such systems is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such enterprises.

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

•Increasing attention to environmental, social and governance (“ESG”) matters may adversely impact our business, financial results, stock price or price of debt securities.

Risks Related to Cybersecurity, Data Security and Privacy, Information Technology and Intellectual Property
•Cyberattacks, data security breaches, information technology system failures, network disruptions, vandalism, terrorist attacks or global hostilities or other sustained military campaigns could have a material adverse effect on our business, financial condition, results of operations or cash flows.
•Our business is subject to complex and evolving laws, security standards, and regulations and policies regarding data privacy, cybersecurity and data protection, and may be subject to additional related laws and regulations in jurisdictions in which we operate or expand. Such laws, standards and regulations could result in claims, increased cost of operations, or otherwise harm our ability to compete in the market.
Risks Related to Liquidity, Financial Instruments and Credit
•Increases in interest rates could adversely affect our business. Our leverage or volatile credit/capital markets may limit our ability to borrow funds on acceptable terms, service our indebtedness or capitalize on business opportunities.
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
Risks to Common Unitholders
•HF Sinclair and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests or engage in limited competition with us.
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
•Even if unitholders do not receive cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
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

RISKS RELATED TO OUR BUSINESS/INDUSTRY

We depend on HF Sinclair (particularly its Navajo and Woods Cross refineries) for a substantial portion of our revenues; if those revenues were significantly reduced or if HF Sinclair's financial condition materially deteriorated, there would be a material adverse effect on our results of operations.

For the year ended December 31, 2022, HF Sinclair accounted for 70% of the revenues of our petroleum product and crude pipelines, 85% of the revenues of our terminals, tankage, and truck loading racks, and 100% of the revenue from our refinery processing units. We expect to continue to derive a majority of our revenues from HF Sinclair for the foreseeable future. If HF Sinclair satisfies only its minimum obligations under the long-term pipeline and terminal, tankage and throughput agreements that it has with us or is unable to meet its minimum annual payment commitment for any reason, including due to prolonged downtime or a shutdown at its refineries, our revenues and cash flow would decline.

Any significant reduction in production at HF Sinclair’s Navajo or Woods Cross refineries could reduce throughput in our pipelines, terminals and refinery processing units, resulting in materially lower levels of revenues and cash flow for the duration of the shutdown. For the year ended December 31, 2022, production from HF Sinclair's Navajo and Woods Cross refineries accounted for approximately 50% of the throughput volumes transported by our refined product, intermediate and crude pipelines. Our Woods Cross refinery processing units also accounted for 70% of our refinery processing units revenues.

Operations at any of HF Sinclair's refineries could be partially or completely shut down, temporarily or permanently, as the result of:

•competition from other refineries and pipelines that may be able to supply the refinery's end-user markets on a more cost-effective basis;
•operational problems such as catastrophic events at the refinery, terrorist or cyberattacks, vandalism, labor difficulties, or weather, including as a result of climate change, public health crisis such as COVID-19, or government response thereto, environmental proceedings or other litigation that cause a stoppage of all or a portion of the operations at the refinery;
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
For example, on June 1, 2020, HF Sinclair announced plans to permanently cease petroleum refining operations at its Cheyenne Refinery and to convert certain assets at that refinery to renewable diesel production. HF Sinclair subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.
The effect on us of any shutdown would depend on the length of the shutdown and the extent of the refinery operations affected by the shutdown. We have no control over the factors that may lead to a shutdown or the measures HF Sinclair may take in response to a shutdown. HF Sinclair makes all decisions at each of its refineries concerning levels of production, regulatory compliance, refinery turnarounds (planned shutdowns of individual process units within the refinery to perform major maintenance activities), labor relations, environmental remediation, emission control and capital expenditures and is responsible for all related costs. HF Sinclair is not under contractual obligation to us to maintain operations at its refineries.

Furthermore, HF Sinclair's obligations under the long-term pipeline and terminal, tankage, tolling and throughput agreements with us would be temporarily suspended during the occurrence of a force majeure event that renders performance impossible with respect to an asset for at least 30 days. If such an event were to continue for a year, we or HF Sinclair could terminate the agreements. The occurrence of any of these events could reduce our revenues and cash flows.

General economic conditions may adversely affect our business, operating results and financial condition.

Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on demand for crude oil and refined products. Some of these factors include general economic conditions, unemployment, consumer debt, inflation, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, gasoline and diesel fuel prices, interest rates, consumer confidence and other macroeconomic factors. The demand for crude oil and refined and finished lubricant products can be reduced due to a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation, which results in lower spending by businesses and consumers on gasoline and diesel fuel, higher gasoline prices due to higher crude oil prices, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of electric, gas/electric hybrid or hydrogen powered vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.

Political instability, actual or potential hostilities or other conflicts in oil producing areas, such as the Russia-Ukraine war, and global health crises, such as the COVID-19 pandemic, can also impact the global economy and decrease worldwide demand for oil and refined products, which affects the prices of crude oil. Increased volatility in the global oil markets, including the prices our customers and suppliers pay for crude oil and other raw materials, has, and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows as well as our ability to pay distributions to our common unitholders.

Adverse developments in the global economy or in regional economies could also negatively impact our customers and suppliers, and therefore have a negative impact on our business or financial condition. In the event of adverse developments or stagnation in the economy or financial markets, our customers and suppliers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to use our services and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to us. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain ( or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Due to our lack of asset and geographic diversification, an adverse development in our businesses could materially and adversely affect our financial condition, results of operations or cash flows.

A significant concentration of our pipeline assets serve HF Sinclair's Navajo refinery. Due to our limited asset and geographic diversification, an adverse development in our business (including adverse developments as a result of catastrophic events or weather, including as a result of climate change, terrorist or cyberattacks, vandalism, public health crisis, decreased supply of crude oil and feedstocks and/or decreased demand for refined petroleum products), could have a significantly greater impact on our financial condition, results of operations or cash flows than if we maintained more diverse assets in more diverse locations.

Any reduction in the capacity of, or the allocations to, our shippers on interconnecting, third-party pipelines could cause a reduction of volumes transported in our pipelines and through our terminals.

HF Sinclair and the other users of our pipelines and terminals are dependent upon connections to third-party pipelines to receive and deliver crude oil and refined products. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, catastrophic events, terror or cyberattacks, vandalism or other causes could result in reduced volumes transported in our pipelines or through our terminals. Similarly, if additional shippers begin transporting volumes of refined products over interconnecting pipelines, the allocations to existing shippers in these pipelines would be reduced, which could also reduce volumes transported in our pipelines or through our terminals.

A material decrease in the supply, or a material increase in the price, of crude oil or other materials available to HF Sinclair's refineries and our pipelines and terminals, and a corresponding decrease in demand for refined products in the markets served by our pipelines and terminals, could reduce our revenues materially.

The volume of refined products we transport in our refined product pipelines depends on the level of production of refined products from HF Sinclair's refineries, which, in turn, depends on the availability of attractively-priced crude oil produced in the areas accessible to those refineries. In order to maintain or increase production levels at their refineries, our shippers must continually contract for new crude oil supplies. A material decrease in crude oil production from the fields that supply their refineries, as a result of depressed commodity prices, decreased demand, lack of drilling activity, natural production declines, governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, catastrophic events or otherwise, could result in a decline in the volume of crude oil our shippers refine, absent the availability of transported crude oil to offset such declines. Such an event would result in an overall decline in volumes of refined products transported through our pipelines and therefore a corresponding reduction in our cash flow. In addition, the future growth of our shippers' operations will depend in part upon whether our shippers can contract for additional supplies of crude oil at a greater rate than the rate of natural decline in their currently connected supplies.

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

Finally, our business depends in large part on the demand for the various petroleum products we gather, transport and store in the markets we serve. Reductions in that demand adversely affect our business. Market demand varies based upon the different end uses of the petroleum products we gather, transport and store. We cannot predict the impact of future fuel conservation measures, alternate fuel requirements, government regulation, global pandemic, technological advances in fuel economy and energy-generation devices, exploration and production activities, actions by foreign nations, and any potential litigation related to climate change effects and resulting negative public perception, any of which could reduce the demand for the petroleum products in the areas we serve. The volatility in global oil markets, while uncertain, has, and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay distributions to our common unitholders.

Competition from other pipelines that may be able to supply our shippers' customers with refined products at a lower price could cause us to reduce our rates or could reduce our revenues.

We and our shippers could face increased competition if other pipelines are able to supply our shippers' end-user markets competitively with refined products. For example, increased supplies of refined product delivered by Kinder Morgan's El Paso to Phoenix pipeline could result in additional downward pressure on wholesale-refined product prices and refined product margins in El Paso and related markets. Additionally, further increases in products from Gulf Coast refiners entering the El Paso and Arizona markets on this and other pipelines and a resulting increase in the demand for shipping product on the interconnecting common carrier pipelines could cause a decline in the demand for refined product from HF Sinclair. This could reduce our opportunity to earn revenues from HF Sinclair in excess of its minimum volume commitment obligations.

An additional factor that could affect some of HF Sinclair's markets is excess pipeline capacity from the West Coast into our shippers' Arizona markets. Additional increases in shipments of refined products from the West Coast into our shippers' Arizona markets could result in additional downward pressure on refined product prices that, if sustained over the long term, could influence product shipments by HF Sinclair to these markets.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to catastrophic losses, operational hazards and unforeseen interruptions such as natural disasters, adverse weather, earthquakes, accidents, fires, explosions, hazardous materials releases or spills (such as the release of crude oil on the Osage pipeline in July 2022), terror or cyberattacks, vandalism, power failures, mechanical failures and other events beyond our control, and we have experienced certain of these events in the past. These events could result in an injury or loss of life; and have in the past and could in the future result in property damage or destruction or curtailment or interruption in our operations. In addition, third-party damage, mechanical malfunctions, undetected leaks in pipelines, faulty measurement or other errors may result in significant costs or lost revenues.

We may not be able to maintain or obtain insurance of the type and amount we desire at commercially reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. As a result of market conditions, premiums and deductibles for certain of our insurance policies and insurance policies for our joint ventures are increasing. In some instances, certain insurance has become unavailable or has become available only for reduced amounts of coverage or at a significantly increased cost.

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

The COVID-19 pandemic or any other widespread outbreak of an illness or pandemic or other public health crisis, and actions taken in response thereto, has had and may continue to have a material adverse effect on our operations, business, financial condition, results of operations or cash flows.

COVID-19’s spread across the globe and government regulations in response thereto have negatively affected worldwide economic and commercial activity, impacted global demand for oil, gas and refined products, and created significant volatility and disruption of financial and commodity markets. The spread of COVID-19 has caused us to modify our business practices from time to time as needed (including limiting employee and contractor presence at our work locations, restricting travel unless approved by senior leadership, quarantining employees when necessary and reducing utilization at our refineries) and could significantly disrupt our operations and ability to perform critical functions in the future. The effects of COVID-19 or any other pandemic are difficult to predict, and the duration of any potential business disruption or the extent to which it may negatively affect our operating results or our liquidity is unknown. The extent to which the COVID-19 pandemic will continue to impact our business and operating results remains undetermined and depends on future developments related to the duration and severity of the spread of the virus, emerging variants, vaccine and booster effectiveness, and government measures, designed to slow and contain the spread of COVID-19, among others, and, all of which are beyond our control. These effects of the COVID-19 pandemic, while uncertain, have, and may continue to, materially adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay distributions to our common unitholders.

We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, including the Sinclair business acquired in the HEP Transaction, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses, such as the HEP Transaction with Sinclair. Acquisitions such as the HEP Transaction require, and may continue to require, management to devote significant attention and resources to integrating the acquired business with our business. We may encounter difficulties integrating personnel from the acquired business while maintaining focus on providing consistent, high-quality products and services. The disruption of, or the loss of momentum in, each company's ongoing business or inconsistencies in standards, controls, procedures and policies may result from the integration process. Further, we may lose key employees or encounter difficulties integrating relationships with customers, vendors, and business partners.

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

Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of completed or future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them, and new geographic areas and the diversion of management's attention from other business concerns. Performance at HEP or the acquired business may suffer as a result of any such diversion of management’s attention. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown and unforeseen liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.

We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities, if our assumptions concerning population growth are inaccurate, or if an agreement cannot be reached with HF Sinclair for the acquisition of assets on which we have a right of first offer.

Our strategy contemplates growth through the development and acquisition of crude, intermediate and refined products transportation and storage assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses, either from HF Sinclair or third parties, to enhance our ability to compete effectively and diversifying our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating and/or pursuing, potential joint ventures, stand-alone projects or other transactions that we believe will present opportunities to realize synergies, expand our role in our chosen businesses and increase our market position.

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
•HF Sinclair's willingness and ability to capture a share of additional demand in its existing markets; and
•HF Sinclair's willingness and ability to identify and penetrate new markets in the Southwestern, Northwest and Mid-Continent regions of the United States.

If our assumptions about increased market demand prove incorrect, HF Sinclair may not have any incentive to increase refinery capacity and production or shift additional throughput to our pipelines, which would adversely affect our growth strategy.

Our Omnibus Agreement with HF Sinclair provides us with a right of first offer on certain of HF Sinclair’s existing or acquired logistics assets. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated upon a change of control of HF Sinclair.

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

Certain of our pipelines are located on or adjacent to Native American tribal lands. Various federal agencies, along with each Native American tribe, promulgate and enforce regulations, including environmental standards, regarding operations on Native American tribal lands. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations (including various taxes, fees, and other requirements and conditions) and to grant approvals independent from federal, state and local statutes and regulations. Following a decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Native American landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operations. In addition, following the Supreme Court's ruling in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished, and therefore retains jurisdiction over criminal matters, and a subsequent ruling in July 2022 in Oklahoma v. Castro-Huerta narrowing McGirt’s holding to find concurrent tribal and state jurisdiction with respect to crimes committed by non-Native Americans against Native Americans on tribal lands, substantial uncertainty exists with respect to matters over which tribes may have exclusive or concurrent jurisdiction. Although the ruling in McGirt indicates that it is limited to criminal law, the ruling has significant potential implications for civil law. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved. These factors may increase our cost of doing business on Native American tribal lands.

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

Our future performance depends to a significant degree upon the continued contributions of HLS's Board of Directors, key senior executives and key senior employees who provide services to us. Also, our business depends on the continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not currently maintain “key person” life insurance for any executives. Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise or an increase in labor costs as a result of inflation or otherwise could have an adverse impact on productivity and costs, which could adversely affect our operations.

Our general partner shares officers and administrative personnel with HF Sinclair to operate both our business and HF Sinclair's business. These officers face conflicts regarding the allocation of their and other employees' time, which may affect adversely our results of operations, cash flows and financial condition.

A portion of HF Sinclair's employees that are seconded to us from time to time are represented by labor unions under collective bargaining agreements with various expiration dates. HF Sinclair may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition.

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

A significant portion of our operating responsibility on refined product pipelines is to manage the quality and purity of the products loaded at our loading racks. If our quality control measures fail, off-specification product could be sent out to public gasoline stations. This type of incident could result in liability claims regarding damages caused by the off-specification fuel or could impact our ability to retain existing customers or to acquire new customers, any of which could have a material adverse impact on our results of operations and cash flows.

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

One of the ways we may grow our business is through the construction of new pipelines and terminals or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. For example, the Biden Administration temporarily suspended the grant of certain authorizations for oil and gas activities on federal lands, although the order did not affect existing authorizations. Pipeline construction projects requiring federal approvals are generally subject to environmental review requirements under the National Environmental Policy Act ("NEPA"), and must also comply with other natural resource review requirements imposed pursuant to the Endangered Species Act and the National Historic Preservation Act. In April 2022, the Biden Administration revised NEPA’s implementing regulations, and now requires NEPA reviews to incorporate consideration of indirect and cumulative impacts of a proposed project, including the effects of climate change and greenhouse gas emissions. These revisions marked the end of the first phase of a two part review being undertaken by the Council on Environmental Quality (the “CEQ”), and thus additional changes to the NEPA rules may be forthcoming, though we cannot predict the substance or form of such revisions. Moreover, for over 35 years, the U.S. Army Corps of Engineers ("Corps") has authorized construction, maintenance, and repair of pipelines under a streamlined nationwide permit program under the federal Clean Water Act (“CWA”) known as Nationwide Permit 12 (“NWP 12”) program. From time to time, environmental groups have challenged the use of NWP 12 for oil and gas pipeline projects. In April 2020, the U.S. District Court for the District of Montana determined that NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act, vacated NWP 12, and enjoined the issuance of new authorizations for oil and gas pipeline projects under NWP 12, though the district court’s order was subsequently limited on appeal. In January 2021, the Corps published a reissuance of NWP 12, but this permit is similarly being challenged in federal court on the same grounds that were litigated in the April 2020 case. More recently, in May 2022 the Corps announced it was beginning a formal review of NWP 12. The outcome of litigation involving the Biden Administration’s Social Cost of Carbon (“SCC”) metric may also impact future regulatory decision-making with respect to our construction and development. In May 2022, the Fifth Circuit stayed a lower court’s order blocking the Biden Administration’s use of an interim SCC value while the government’s appeal remains in progress. While the full extent and impact of these recent developments is unclear at this time, we could face significant delays and financial costs if we must obtain individual permit coverage from the Corps for our projects or satisfy more stringent environmental conditions or reviews. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project.

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

Our pipelines and terminal, tankage and loading rack operations are subject to increasingly stringent federal, state, and local laws, regulations and oversight regarding, among other things, the generation, storage, handling, use, transportation and distribution of petroleum and hazardous materials by pipeline, truck, rail, ship and barge, the emission and discharge of materials into the environment, waste management, the characteristics and composition of gasoline and diesel fuels, and other matters otherwise relating to the protection of human health and the environment and natural resources, including climate change.

Environmental laws and regulations have raised operating costs for the oil and refined products industry, and compliance with such laws and regulations may cause us, the HF Sinclair refineries, and other refineries that we support to incur potentially material expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Future environmental, health and safety requirements (or changed interpretations of existing requirements), may impose new and/or more stringent requirements on our assets and operations and require us to incur potentially material expenditures to comply. Failure to comply with any applicable laws, regulations, and requirements of regulatory authorities could subject us to substantial penalties and fines.

Our operations require numerous authorizations and permits under various laws and regulations, including environmental and worker health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal, modification, or third-party challenge, and can require operational changes that may involve significant costs to limit impacts or potential impacts on the environment and/or worker health and safety. For example, on January 23, 2020, the EPA, in conjunction with the Corps, issued a final rule regarding the definition of "waters of the United States," which became effective June 22, 2020 and narrowed the regulatory reach of the CWA regulations relative to a prior 2015 rulemaking. However, that rule was vacated by one court in 2021, and the Biden Administration subsequently announced a proposed rule that would generally reinstate with modifications the pre-2015 definition of “waters of the United States.” The proposed rule was finalized on January 18, 2023, and will become effective March 20, 2023. This new rule expands CWA jurisdiction relative to the June 2020 rule and will likely be subject to further litigation. This increase in scope could result in increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations and injunctions prohibiting our operations. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our operations are also subject to various laws and regulations relating to occupational health and safety, including chemical accident prevention. We maintain safety, training and maintenance programs as part of our ongoing efforts to comply with applicable laws and regulations but cannot guarantee that these efforts will always be successful. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures. Failure to appropriately manage occupational health and safety risks associated with our business could also adversely impact our employees, communities, reputation and results of operations.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.

We are regulated under federal pipeline safety statutes by DOT through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). PHMSA sets and enforces pipeline safety regulations. Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have a materially adverse effect on our operations. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations, issue orders directing compliance, and issue orders directing corrective action to abate hazardous conditions. Among other things, pipeline safety laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including certain population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to perform a variety of heightened assessment, analysis, prevention and repair activities on the segments of pipe located within high consequence areas. Routine assessments under the integrity management program may result in findings that require repairs or other actions.

Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly pipeline integrity management or safety standards could possibly have a substantial effect on us and similarly situated midstream operators. In December 2020, Congress passed the PIPES Act, some elements of which could affect our operations. Further, PHMSA adopted new regulations related to Valve Installation and Minimum Rupture Detection Standards, which became effective on October 5, 2022. These regulations expand PHMSA's regulation of the safety of hazardous liquid pipelines by establishing certain new procedural and notification requirements for managing rupture events, and requiring the installation of rupture-mitigation valves on new or certain replaced pipelines. This final rule may result in additional capital and operations and maintenance costs in the coming years. Additionally, where PHMSA has not pursued any legal requirements, state agencies, to the extent authorized, could enact regulatory standards for certain pipelines.

Rate regulation, changes to rate-making rules, or a successful challenge to the rates we charge on our pipeline systems may reduce our revenues and the amount of cash we generate.

For a general overview of federal and state regulations applicable to our pipeline assets, see “Overview – Governmental Regulation” included within Part I, Items 1 and 2 “Business and Properties” of this annual report. The federal and state regulations that apply to our pipeline assets can affect certain aspects of our business and the market for our products and can have a material adverse effect on our financial position, results of operations and cash flows.

The FERC, pursuant to the ICA and the rules and orders promulgated thereunder, regulates the tariff rates and terms and conditions of service on our interstate liquids pipelines. To be lawful under the ICA, tariff rates and terms and conditions of service must be on file at FERC, just and reasonable, and not unduly discriminatory. Shippers may protest (and the FERC may investigate) the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected (including interest) pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates and provisions that have become final and effective. The FERC can also order new rates to take effect prospectively and order reparations (plus interest) for past rates that exceed the just and reasonable level up to two years prior to the date of a complaint.

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines. These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs. We believe the transportation rates currently charged by our interstate liquids pipelines are in accordance with the ICA and applicable FERC regulations. However, due to the complexity of rate making, the lawfulness of any rate is never assured. Adverse decisions by the FERC related to our rates could adversely affect our revenue, financial position, results of operations, and cash flows. In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to the affected assets.

The intrastate liquids and natural gas pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. These state commissions have generally not been aggressive in regulating common carrier pipelines and generally have not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. However, a state regulatory commission could investigate our rates if such a challenge were filed and any adverse decisions could adversely affect our revenue, financial position, results of operations, and cash flows.

There are various risks associated with greenhouse gases, climate change legislation or regulations, and increasing societal expectations that companies address climate change that could result in increased operating costs, reduced demand for our services and reduced access to capital markets.

Climate change continues to attract considerable attention in the United States. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases. These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, and regulations that directly limit greenhouse gas emissions from certain sources. While it presently appears unlikely that comprehensive climate change legislation will be passed by Congress in the near future, energy legislation and other regulatory initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. Moreover, in 2021, President Biden issued several executive orders that committed to substantial action on climate change and released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risk across governmental agencies and economic sectors. As a result, our operations, and those of our customers, are subject to a series of regulatory, political, litigation, and financial risks associated with the transport of fossil fuels and emission of greenhouse gases.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, require the monitoring and annual reporting of greenhouse gas emissions from certain petroleum and natural gas sources in the United States or require control or reduction of emissions of greenhouse gases, including methane, from such sources. In 2021, the EPA announced its intent to reconsider and revise rules related to the oil and gas sector (primarily oil production and natural gas production, distribution, and storage) to further reduce greenhouse gas emissions, and on December 6, 2022, the EPA proposed a supplement that would revise and expand the 2021 proposal. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands, which could in turn adversely impact production of oil and gas on federal lands and reduce demand for the services we provide in those areas. More recently, in January 2023, the CEQ released updated guidance for agency consideration of greenhouse gas emissions and climate change impacts in environmental reviews, which includes, among other recommendations, best practices for analyzing and communicating climate change effects. In addition, the EPA, together with the DOT, implemented greenhouse gas emission and corporate average fuel economy standards for vehicles manufactured in the United States, which standards were revised in December 2021 to impose more stringent requirements for emissions reductions. President Biden also reinstated the Interagency Working Group on the Social Cost of Greenhouse Gases in 2021 and directed the group to publish interim estimates of the social cost of carbon dioxide, nitrous oxide, and methane, with a view to using such estimates in federal rulemakings greenhouse gases, which it did. In November 2022, the EPA published a draft report assigning new and higher social cost values to greenhouse gas emissions for use in its rulemaking initiatives. These and other federal efforts to reduce greenhouse gas emissions from the transportation sector could increase our operating costs or reduce demand for our customers’ products.

In March 2022, the SEC issued proposed rules that, if adopted, would require public companies to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks, climate-related financial statement metrics, and greenhouse gas emissions. In November 2022, the Biden Administration issued a proposed rule that would require government contractors to publicly disclose their greenhouse gas emissions and set emissions reduction targets, which could affect us if we enter into contractual and business arrangements with government contractors.

Internationally, the United Nations-sponsored Paris Agreement requires member nations to submit non-binding, individually determined emissions reduction goals every five years after 2020. In 2021, the United States rejoined the Paris Agreement and issued its corresponding “nationally determined contribution” (“NDC”) to reduce economy-wide net greenhouse gas emissions 50-52% below 2005 levels by 2030. While the NDC does not identify specific actions necessary to achieve these reductions, it lists several sectors as pathways for reductions, including the power, transportation, building, industrial, and agricultural sectors. The administration has acknowledged that a combination of regulatory actions and legislation will be necessary to achieve the U.S. NDC. In regards to legislation, in November 2021 the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022 the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. Certain of these initiatives are subject to ongoing litigation, and the impacts of these international initiatives and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates and combustion engine phaseouts. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the crude oil and refined products that we deliver.

Increasing societal expectations that companies address climate change, including international, federal, state and local rules and regulations relating to climate change driven by such societal expectations, and use of substitutes for energy commodities may result in increased costs, reduced demand for our customers’ products and our services, reduced profits, increased investigations and litigation, diversion of financial resources from other initiatives and negative impacts on our unit price and access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. In addition, certain capital markets participants, including certain institutional investors and indices, have been divesting and promoting divestment of or screening out of fossil fuel equities, which could have a negative impact on our unit price and our access to and costs of capital. There is also the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. For example, in January 2023 the Federal Reserve published instructions for its pilot climate scenario analysis exercise, which the six largest American banks are required to complete by July 31, 2023. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could adversely impact our business and operations.

Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets or those of our customers or disrupt our supply chains and thus could have an adverse effect on our operations or demand for our services. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production.

Increasing attention to environmental, social and governance (“ESG”) matters may adversely impact our business, financial results, stock price or price of debt securities.

In recent years the investment community, including investment advisors, sovereign wealth funds, pension funds, universities, financial institutions, including institutional banks, lenders, and insurance companies, and other groups have become more attentive to ESG and sustainability related practices and have been lobbied intensively, and often publicly, by environmental activists concerned about climate change to limit or curtail activities with fossil fuel energy companies. There has also been an increase in third-party providers of company ESG ratings, and more ESG-focused voting policies among proxy advisory firms, portfolio managers, and institutional investors. As a result, some investors, funds, financial institutions and other capital markets participants may screen companies such as ours for ESG performance before investing in our common stock or debt securities, or lending to us or have imposed restrictions upon or otherwise limited lending to, investing in, or providing insurance coverage for, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If we are unable to meet the ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may become a target for ESG-focused activism, we may face increased costs of or limitations on access to capital or insurance necessary to sustain or grow our business, the price of our common stock or debt securities may be adversely impacted, demand for our services and refined petroleum products may be adversely impacted, and our reputation may be adversely affected, all of which could adversely impact our future financial results.

Members of the investment community are also increasing their focus on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, and net-zero ambitions in the energy industry in particular, as well as diversity, equality, and inclusion initiatives, political activities, and governance standards among companies more generally. As a result, we may face increasing pressure or negative publicity regarding our ESG practices and disclosures and demands for ESG-focused engagement from investors, stakeholders, and other interested parties. This could result in higher costs, disruption and diversion of management attention, an increased strain on our resources, and the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders.

RISKS RELATED TO CYBERSECURITY, DATA SECURITY AND PRIVACY, INFORMATION TECHNOLOGY AND INTELLECTUAL PROPERTY

Our business is subject to information technology and cybersecurity risks to operational systems, security systems, infrastructure, and customer data processed by us, third-party vendors or suppliers, and any material failure, weakness, interruption, cyber event, including an incident or breach of security, could prevent us or third parties we rely on from effectively operating our business, harm our reputation or materially adversely affect our business, results of operations or financial condition.

Our business is dependent upon increasingly complex information technology systems and other digital technologies for controlling our plants and pipelines, processing transactions and summarizing and reporting results of operations. The secure collection, processing, maintenance, storage and transmission of information is critical to our operations. We are at risk for interruptions, outages and breaches of operational systems, including business, financial, accounting, data or processing, owned by us or our third-party vendors or suppliers; or third-party data that we process or our third-party partners process on our behalf. Such cyber incidents could materially disrupt or shut down operational systems; result in loss of, access to, or copying or transfer of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; and jeopardize the security of our facilities. We monitor our information technology systems on a 24/7 basis in an effort to detect cyberattacks, security breaches or unauthorized access. Preventative and detective measures we utilize include independent cybersecurity audits and penetration tests. We implemented these efforts along with other risk mitigation procedures designed to detect and address unauthorized and damaging activity on our network, stay abreast of the increasing cybersecurity threat landscape and improve our cybersecurity posture, but such efforts will require updates and improvements and there is no guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. Any implementation, maintenance, segregation and improvement of our systems may require significant management time, support and cost and may not be effective or adequate.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception that are generally beyond our control despite our implementation of protective measures. While there have been immaterial incidents of unauthorized access to our information technology systems, we have not experienced any material impact on our business or operations from these attacks. In addition, information technology system failures, communications network disruptions (whether intentional by a third party or due to natural disaster), and security breaches could still impact equipment and software used to control plants and pipelines, resulting in improper operation of our assets, potentially including delays in the delivery or availability of our customers’ products, contamination or degradation of the products we transport, store or distribute, or releases of hydrocarbon products and other damage to our facilities for which we could be held liable. These information technology system failures, communications network disruptions, and security breaches could also cause us to breach our contractual arrangements with other parties, or subject us to regulatory actions or litigation.

Furthermore, we collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. We also work with third-party partners that may in the course of their business relationship with us collect, store, process and transmit sensitive data on our behalf and in connection with our products and services offerings. Despite our security measures, ours or our third-party partners' information technology systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other intentional or unintentional breaches), which are generally beyond our control, which could result in the theft or loss of the stored information, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect confidential information and our financial reporting. Our efforts to improve security and protect data may result in increased capital and operating costs to modify, upgrade or enhance our security measures to protect against such cyber-attacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. Moreover, as technologies evolve and cyberattacks become increasingly sophisticated, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until after such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Even with insurance coverage for cyberattacks, data breaches or unauthorized access of our or a third-party partner’s information technology systems, a claim could be denied or coverage delayed. Moreover, it is increasingly difficult to buy sufficient cyber insurance coverages as the insurance market has been limiting both liability under cyber policies and the issuance of said policies, generally. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition, results of operations or cash flows.

We may be subject to information technology system failures, communications network disruptions and data breaches that are generally beyond our control.

We depend on the efficient and uninterrupted operation of third-party hardware and software systems and infrastructure, including our operating, communications and financial reporting systems. We have implemented safeguards and other preventative measures designed to protect our systems and data, however, our information technology systems and communications network, and those of our information technology and communication service providers, remain vulnerable to interruption by natural disasters, power loss, telecommunications failure, terrorist attacks, vandalism, Internet failures, computer malware, ransomware, cyberattacks, data breaches and other events unforeseen or generally beyond our control. Additionally, the implementation of social distancing measures and other limitations on our employees, service providers and other third parties in response to the COVID-19 pandemic have necessitated in certain cases to switching to remote work arrangements on less secure systems and environments. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cybersecurity incidents, both deliberate attacks and unintentional events. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent us from operating, which could make our business and services less attractive and subject us to liability. Any of these events could damage our reputation and be expensive to remedy.

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

Our business is subject to complex and evolving laws, regulations and security standards regarding data privacy, cybersecurity and data protection (“data protection obligations”). Many of these data protection obligations are subject to change and uncertain interpretation, any real or perceived failure to comply with such obligations and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection obligations could increase the costs and complexity of compliance and enforcement risks. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data privacy and protection obligations could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging data privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs or subject us to legal and reputational risks, including significant awards, fines, civil or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, class action privacy litigation in certain jurisdictions and negative publicity.

In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to maintain compliance with these evolving government regulations may result in enforcement actions which may then result in significant time, support and cost and have a material adverse effect on our business and operations.

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

As of December 31, 2022, the principal amount of our total outstanding debt was $1,556 million. On February 4, 2020, we closed a private placement of $500 million 5.0% senior notes due 2028 (the “5% Senior Notes”) and on April 8, 2022, we closed a private placement of $400 million 6.375% senior notes due 2027 (the "6.375% Senior Notes, " and together with the 5% Senior Notes, the "Senior Notes"). Various limitations in our Credit Agreement and the indenture for our Senior Notes may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

We are subject to risks of loss resulting from nonpayment or nonperformance by our or our joint ventures' customers, vendors or other counterparties. We and our joint ventures derive a significant portion of our revenues from contracts with key customers, particularly HF Sinclair, under its pipelines and terminals, tankage, tolling and throughput agreements. To the extent that our or our joint ventures' customers are unable to meet the specifications of their customers, we would be adversely affected unless we were able to make comparably profitable arrangements with other customers.

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

In addition, in connection with the acquisition of certain of our assets, we have entered into agreements pursuant to which various counterparties, including HF Sinclair, have agreed to indemnify us, subject to certain limitations, for:

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

The credit and business risk profiles of our general partner, and of HF Sinclair as the indirect owner of our general partner, may be factors in credit evaluations of us as a master limited partnership due to the significant influence of our general partner and its indirect ownership over our business activities, including our cash distribution policy, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.

RISKS TO COMMON UNITHOLDERS

HF Sinclair and its affiliates may have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests.

Currently, HF Sinclair and certain of its subsidiaries collectively own a 47% limited partner interest and a non-economic general partner interest in us and controls HLS, the general partner of our general partner, HEP Logistics. Conflicts of interest may arise between HF Sinclair and its affiliates, including our general partner, on the one hand, and us, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its other affiliates over our interests. These conflicts include, among others, the following situations:

•HF Sinclair, as a shipper on our pipelines, has an economic incentive not to cause us to seek higher tariff rates or terminalling fees, even if such higher rates or terminalling fees would reflect rates that could be obtained in arm's -length, third-party transactions;
•HF Sinclair's directors and officers have a fiduciary duty to make business decisions in the best interests of the stockholders of HF Sinclair;
•our general partner is allowed to take into account the interests of parties other than us, such as HF Sinclair, in resolving conflicts of interest;
•our partnership agreement provides for modified or reduced fiduciary duties for our general partner, and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•our general partner determines which costs incurred by HF Sinclair and its affiliates are reimbursable by us;
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
•our general partner determines the amount and timing of our asset purchases and sales, capital expenditures and borrowings, each of which can affect the amount of cash available to us; and
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including the pipelines and terminals agreement with HF Sinclair.

Cost reimbursements, which will be determined by our general partner, and fees due to our general partner and its affiliates for services provided, are substantial.

Under our Omnibus Agreement, we are obligated to pay HF Sinclair an administrative fee of currently $5.0 million per year for the provision by HF Sinclair or its affiliates of various general and administrative services for our benefit. The administrative fee is subject to an annual upward adjustment for changes in PPI. In addition, we are required to reimburse HF Sinclair pursuant to the secondment arrangement for the wages, benefits, and other costs of HF Sinclair employees seconded to HLS to perform services at certain of our processing, refining, pipeline and tankage assets. We can neither provide assurance that HF Sinclair will continue to provide us the officers and employees that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable to us. If HF Sinclair fails to provide us with adequate personnel, our operations could be adversely impacted.

The administrative fee and secondment allocations are subject to annual review and may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HF Sinclair or its affiliates. For example, in connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 through November 30, 2022 relating to transition services provided to us by HF Sinclair. Our general partner will determine the amount of general and administrative expenses that will be allocated to us in accordance with the terms of our partnership agreement. In addition, our general partner and its affiliates are entitled to reimbursement for all other expenses they incur on our behalf, including the salaries of and the cost of employee benefits for employees of HLS who provide services to us.

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

Under our partnership agreement, provided there is no significant decrease in our operating performance, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, and HEP currently has a shelf registration on file with the SEC pursuant to which it may issue up to $2.0 billion in additional common units. On May 10, 2016, HEP established a continuous offering program under the shelf registration statement pursuant to which HEP may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2022, HEP has issued 2.4 million units under this program for gross consideration of $82.3 million. No units were issued under the program during the year ended December 31, 2022.

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

HF Sinclair and its affiliates may engage in limited competition with us.

HF Sinclair and its affiliates may engage in limited competition with us. Pursuant to the Omnibus Agreement, HF Sinclair and its affiliates agreed not to engage in the business of operating intermediate or refined product pipelines or terminals, crude oil pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. The Omnibus Agreement, however, does not apply to:

•any business operated by HF Sinclair or any of its subsidiaries at the closing of our initial public offering;
•any business or asset that HF Sinclair or any of its subsidiaries acquires or constructs that has a fair market value or construction cost of less than $5 million; and
•any business or asset that HF Sinclair or any of its subsidiaries acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

In the event that HF Sinclair or its affiliates no longer control our partnership or there is a change of control of HF Sinclair, the non-competition provisions of the Omnibus Agreement will terminate.

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

HF Sinclair and our other significant unitholders may sell our common units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units. Additionally, HF Sinclair may pledge or hypothecate its common units or its interest in us.

As of February 15, 2023, HF Sinclair held 59,630,030 of our common units and REH Company, our next largest unitholder, held 21,000,000 of our common units, which is approximately 47% and 16.6% of our outstanding common units, respectively. The sale of these common units (or the perception that these sales may occur) in the public or private markets by HF Sinclair or REH Company could have an adverse impact on the trading price of our common units. Additionally, we agreed to provide both HF Sinclair and REH Company registration rights with respect to our common units that they hold. HF Sinclair may pledge or hypothecate its common units, and such pledge or hypothecation may include terms and conditions that might result in an adverse impact on the trading price of our common units.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our common units.

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

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future, which could also negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws and interpretations thereof may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any changes or proposals will ultimately be enacted. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

We are generally entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.

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

Non-U.S. unitholders are generally taxed and subject to U.S. income tax filing requirements on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be effectively connected with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate, and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury Regulations provide that the amount realized on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Unitholders likely will be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income tax, unitholders likely will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future. Unitholders likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, even if they do not live in these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in multiple states. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

As of February 15, 2023, we had approximately 16,748 common unitholders, including beneficial owners of common units held in street name.

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

Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf for the periods shown below:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Units that May Yet be Purchased Under a Publicly Announced Plan or Program
October 2022	—	$—	—	$—
November 2022	72,831	$19.12	—	$—
December 2022	22,409	$18.71	—	$—
Total for October to December 2022	95,240		—

The units reported represent (a) purchases of 72,831 common units in the open market for delivery to the recipients of our phantom unit and performance unit awards under our Long-Term Incentive Plan at the time of grant or settlement, as applicable; and (b) the delivery of 22,409 common units (which units were previously issued to certain officers and other employees pursuant to phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation Company LLC (“Sinclair Transportation”) and its consolidated subsidiaries (collectively, the “HEP Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the HEP Acquired Sinclair Businesses.

References herein to HF Sinclair Corporation (“HF Sinclair”) with respect to time periods prior to March 14, 2022 refer to HollyFrontier Corporation (“HFC”) and its consolidated subsidiaries and do not include Hippo Holding LLC (now known as Sinclair Holding LLC), Sinclair Transportation or their respective consolidated subsidiaries (collectively, the “HFS Acquired Sinclair Businesses”). References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which include the operations of the combined business operations of HFC and the HFS Acquired Sinclair Businesses.

OVERVIEW

HEP, together with its consolidated subsidiaries, is a publicly held master limited partnership. On March 14, 2022 (the “Closing Date”), HFC and HEP announced the establishment of HF Sinclair, as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC ("Sinclair Oil")) and Sinclair Transportation from REH Company (formerly known as The Sinclair Companies, and referred to herein as “REH Company”). On the Closing Date, HF Sinclair completed its acquisition of Sinclair Oil by effecting (a) a holding company merger with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil (the “Target Company”), to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of December 31, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

Sinclair Transportation, together with its subsidiaries, owned REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the REH Company refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV Pipeline, LLC ("UNEV") (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

See Notes 1 and 2 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information regarding the acquisitions.

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

Market Developments
Our results for the year ended December 31, 2022 were favorably impacted by global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2023 to 2037. These minimum volume commitments accounted for approximately 70% of our total tariffs and fees billed to customers for both the years ended December 31, 2022 and 2021. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.
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

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment was generally shared equally among the partners. However, we were solely responsible for any Cushing Connect Pipeline construction costs that exceeded the budget by more than 10%. HEP's share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs was approximately $74 million, including approximately $5 million of Cushing Connect Pipeline construction costs that exceeded the budget by more than 10% borne solely by HEP.

Agreements with HF Sinclair
We serve HF Sinclair's refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2023 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of December 31, 2022, these agreements with HF Sinclair required minimum annualized payments to us of $453 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

A significant reduction in revenues under the HF Sinclair agreements could have a material adverse effect on our results of operations.
On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne refinery (the "Cheyenne Refinery") and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.
On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair’s) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) HFC paid a $10 million one-time cash payment to HEP for the termination of the existing minimum volume commitment.

Under certain provisions of an omnibus agreement that we have with HF Sinclair (“Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.0 million for the provision by HF Sinclair or its affiliates of various general and administrative services to us. In connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 through November 30, 2022, relating to transition services provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary fee includes the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

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

Furthermore, as demonstrated by the HEP Transaction, we plan to continue to pursue third-party logistic asset acquisitions that are accretive to our unitholders and increase the diversity of our revenues.

A more detailed discussion of our financial condition at December 31, 2022 and 2021 and operating results for the years ended December 31, 2022, 2021 and 2020 is presented in the following sections.

RESULTS OF OPERATIONS (Unaudited)

Income, Distributable Cash Flow and Volumes
The following tables present income, distributable cash flow and volume information for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,		Change from
	2022	2021	2021
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$84,535	$69,351	$15,184
Affiliates—intermediate pipelines	32,192	30,101	2,091
Affiliates—crude pipelines	84,026	77,768	6,258
	200,753	177,220	23,533
Third parties—refined product pipelines	28,709	38,064	(9,355)
Third parties—crude pipelines	55,989	47,826	8,163
	285,451	263,110	22,341
Terminals, tanks and loading racks:
Affiliates	143,310	124,511	18,799
Third parties	24,502	17,756	6,746
	167,812	142,267	25,545

Affiliates—refinery processing units	94,217	89,118	5,099

Total revenues	547,480	494,495	52,985
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	210,623	170,524	40,099
Depreciation and amortization	99,092	93,800	5,292
General and administrative	17,003	12,637	4,366
Goodwill impairment	—	11,034	(11,034)
	326,718	287,995	38,723
Operating income	220,762	206,500	14,262
Other income (expense):
Equity in earnings (losses) of equity method investments	(260)	12,432	(12,692)
Interest expense, including amortization	(82,560)	(53,818)	(28,742)
Interest income	91,406	29,925	61,481
Gain on sales-type leases	—	24,677	(24,677)
Gain on sale of assets and other	668	6,179	(5,511)
	9,254	19,395	(10,141)
Income before income taxes	230,016	225,895	4,121
State income tax expense	(111)	(32)	(79)
Net income	229,905	225,863	4,042
Allocation of net income attributable to noncontrolling interests	(13,122)	(10,917)	(2,205)
Net income attributable to the partners	$216,783	$214,946	$1,837
Limited partners’ earnings per unit—basic and diluted	$1.77	$2.03	$(0.26)
Weighted average limited partners’ units outstanding	122,298	105,440	16,858
EBITDA (1)	$307,140	$332,671	$(25,531)
Adjusted EBITDA (1)	$415,332	$339,203	$76,129
Distributable cash flow (2)	$307,489	$269,805	$37,684

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	143,303	108,767	34,536
Affiliates—intermediate pipelines	129,295	125,225	4,070
Affiliates—crude pipelines	456,797	279,514	177,283
	729,395	513,506	215,889
Third parties—refined product pipelines	38,000	49,356	(11,356)
Third parties—crude pipelines	144,478	129,084	15,394
	911,873	691,946	219,927
Terminals and loading racks:
Affiliates	560,038	391,698	168,340
Third parties	38,211	51,184	(12,973)
	598,249	442,882	155,367

Affiliates—refinery processing units	70,222	69,628	594

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,580,344	1,204,456	375,888

	Years Ended December 31,		Change from
	2021	2020	2020
	(In thousands, except per unit data)
Revenues
Pipelines:
Affiliates—refined product pipelines	$69,351	$73,571	$(4,220)
Affiliates—intermediate pipelines	30,101	30,023	78
Affiliates—crude pipelines	77,768	80,026	(2,258)
	177,220	183,620	(6,400)
Third parties—refined product pipelines	38,064	43,371	(5,307)
Third parties—crude pipelines	47,826	38,843	8,983
	263,110	265,834	(2,724)
Terminals, tanks and loading racks:
Affiliates	124,511	135,867	(11,356)
Third parties	17,756	15,825	1,931
	142,267	151,692	(9,425)

Affiliates—refinery processing units	89,118	80,322	8,796

Total revenues	494,495	497,848	(3,353)
Operating costs and expenses
Operations (exclusive of depreciation and amortization)	170,524	147,692	22,832
Depreciation and amortization	93,800	99,578	(5,778)
General and administrative	12,637	9,989	2,648
Goodwill impairment	11,034	35,653	(24,619)
	287,995	292,912	(4,917)
Operating income	206,500	204,936	1,564
Other income (expense):
Equity in earnings of equity method investments	12,432	6,647	5,785
Interest expense, including amortization	(53,818)	(59,424)	5,606
Interest income	29,925	10,621	19,304
Loss on early extinguishment of debt	—	(25,915)	25,915
Gain on sales-type leases	24,677	33,834	(9,157)
Gain on sale of assets and other	6,179	8,691	(2,512)
	19,395	(25,546)	44,941
Income before income taxes	225,895	179,390	46,505
State income tax expense	(32)	(167)	135
Net income	225,863	179,223	46,640
Allocation of net income attributable to noncontrolling interests	(10,917)	(8,740)	(2,177)
Net income attributable to the partners	$214,946	$170,483	$44,463
Limited partners’ earnings per unit—basic and diluted	$2.03	$1.61	$0.42
Weighted average limited partners’ units outstanding	105,440	105,440	—
EBITDA (1)	$332,671	$319,031	$13,640
Adjusted EBITDA (1)	$339,203	$345,978	$(6,775)
Distributable cash flow (2)	$269,805	$283,057	$(13,252)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	108,767	115,827	(7,060)
Affiliates—intermediate pipelines	125,225	137,053	(11,828)
Affiliates—crude pipelines	279,514	277,025	2,489
	513,506	529,905	(16,399)
Third parties—refined product pipelines	49,356	45,685	3,671
Third parties—crude pipelines	129,084	110,691	18,393
	691,946	686,281	5,665
Terminals and loading racks:
Affiliates	391,698	393,300	(1,602)
Third parties	51,184	48,909	2,275
	442,882	442,209	673

Affiliates—refinery processing units	69,628	61,416	8,212

Total for pipelines, terminals and refinery processing unit assets (bpd)	1,204,456	1,189,906	14,550

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus or minus (i) interest expense, (ii) interest income, (iii) state income tax expense and (iv) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) loss on early extinguishment of debt, (ii) goodwill impairment, (iii) our share of Osage environmental remediation costs, net of insurance recoveries, included in equity in earnings of equity method investments, (iv) acquisition integration and regulatory costs, (v) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (vi) gain on sales-type leases, (vii) gain on significant asset sales, (viii) HEP's pro-rata share of gain on business interruption settlement and (ix) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to the partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants.

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income attributable to the partners	$216,783	$214,946	$170,483
Add (subtract):
Interest expense	82,560	53,818	59,424
Interest income	(91,406)	(29,925)	(10,621)
State income tax expense	111	32	167
Depreciation and amortization	99,092	93,800	99,578
EBITDA	307,140	332,671	319,031
Loss on early extinguishment of debt	—	—	25,915
Gain on sales-type lease	—	(24,677)	(33,834)
Gain on significant asset sales	—	(5,263)	—
Goodwill impairment	—	11,034	35,653
HEP's pro-rata share of gain on business interruption insurance settlement	—	—	(6,079)
Share of Osage environmental remediation costs, net of insurance recoveries	17,594	—	—
Acquisition integration and regulatory costs	2,431	—	—
Tariffs and fees not included in revenues	94,592	31,863	11,717
Lease payments not included in operating costs	(6,425)	(6,425)	(6,425)
Adjusted EBITDA	$415,332	$339,203	$345,978

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net income attributable to the partners	$216,783	$214,946	$170,483
Add (subtract):
Depreciation and amortization	99,092	93,800	99,578
Amortization of discount and deferred debt charges	3,929	3,757	3,319
Loss on early extinguishment of debt	—	—	25,915
Customer billings greater (less) than net income recognized	1,167	3,355	(743)
Maintenance capital expenditures (3)	(19,982)	(15,293)	(8,643)
Increase (decrease) in environmental liability	5,375	(661)	(1,020)
Share of remaining Osage insurance coverage estimated to be received	9,500	—	—
Decrease in reimbursable deferred revenue	(13,828)	(13,494)	(12,175)
Gain on sales-type lease	—	(24,677)	(33,834)
Gain on significant asset sales	—	(5,263)	—
Goodwill impairment	—	11,034	35,653
Other	5,453	2,301	4,524
Distributable cash flow	$307,489	$269,805	$283,057

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	December 31,
	2022	2021
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$10,917	$14,381
Working capital	$17,293	$17,461
Total assets	$2,747,502	$2,165,867
Long-term debt	$1,556,334	$1,333,049
Partners' equity	$857,126	$443,017

Results of Operations — Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Summary
Net income attributable to the partners for the year ended December 31, 2022, was $216.8 million, a $1.8 million increase compared to the year ended December 31, 2021. Results for the year ended December 31, 2022, reflect the impact to our equity in earnings of equity method investments of HEP's 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, associated with a release of crude oil on the Osage Pipe Line Company, LLC ("Osage") pipeline of $17.6 million. In addition, results for the year ended December 31, 2021, reflect special items that collectively increased net income attributable to HEP by a total of $18.9 million. These items included a gain on sales type leases of $24.7 million, a gain on significant asset sales of $5.3 million and a goodwill impairment charge of $11.0 million related to our Cheyenne reporting unit. Excluding these items, net income attributable to the partners for the year ended December 31, 2022 was $234.4 million ($1.92 per basic and diluted limited partner unit) compared to $196.0 million ($1.86 per basic and diluted limited partner unit) for the year ended December 31, 2021. The increase in earnings was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, higher revenues on our UNEV pipeline and higher net income from our Cushing Connect Joint Venture as the Cushing Connect pipeline went into service in September 2021; partially offset by higher interest expense and higher operating costs and expenses.

Revenues
Revenues for the year ended December 31, 2022, were $547.5 million, an increase of $53.0 million compared to the year ended December 31, 2021. The increase was mainly attributable to revenues on our recently acquired Sinclair Transportation assets, increased revenues from our UNEV assets, higher volumes on our crude pipelines in New Mexico, Texas, Wyoming and Utah as well as rate increases that went into effect on July 1, 2022, partially offset by lower revenues on our Cheyenne assets as a result of the conversion of the Cheyenne Refinery to renewable diesel production. The year ended December 31, 2021, included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets.
Revenues from our refined product pipelines were $113.2 million, an increase of $5.8 million, on shipments averaging 181.3 mbpd compared to 158.1 mbpd for the year ended December 31, 2021. The volume and revenue increases were mainly due to higher volumes on our recently acquired Sinclair Transportation assets and higher volumes on our UNEV pipeline. We recognized a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.
Revenues from our intermediate pipelines were $32.2 million, an increase of $2.1 million compared to the year ended December 31, 2021. Shipments averaged 129.3 mbpd compared to 125.2 mbpd for the year ended December 31, 2021. The increase in volumes was mainly due to higher throughputs on our intermediate pipelines servicing HF Sinclair's Tulsa and Navajo refineries and the recently acquired Sinclair Transportation intermediate pipelines, and the increase in revenues was mainly due to the recently acquired Sinclair Transportation intermediate pipelines.
Revenues from our crude pipelines were $140.0 million, an increase of $14.4 million compared to the year ended December 31, 2021. Shipments averaged 601.3 mbpd compared to 408.6 mbpd for the year ended December 31, 2021. The increase in volumes was mainly attributable to our Cushing Connect Pipeline, which went into service in September 2021, volumes on our recently acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipeline systems in New Mexico, Texas, Wyoming and Utah. The increase in revenues was mainly due to our recently acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipelines in New Mexico, Texas, Wyoming and Utah. Revenues did not increase in proportion to volumes due to our recognition of most of the Cushing Connect Pipeline tariffs and a significant portion of the Sinclair Transportation crude pipeline tariffs as interest income under sales-type lease accounting.
Revenues from terminal, tankage and loading rack fees were $167.8 million, an increase of $25.5 million compared to the year ended December 31, 2021. Refined products and crude oil terminalled in the facilities averaged 598.2 mbpd compared to 442.9 mbpd for the year ended December 31, 2021. Volumes increased mainly due to volumes on our recently acquired Sinclair Transportation assets and higher throughputs at HF Sinclair's Tulsa refinery. Revenues increased mainly due to revenues on our recently acquired Sinclair Transportation assets, higher butane blending revenues and higher revenues on our Tulsa assets. In addition, the year ended December 31, 2021 included the recognition of the $10 million termination fee related to the termination of HF Sinclair's minimum volume commitment on our Cheyenne assets as a result of the conversion of the Cheyenne Refinery to renewable diesel production.
Revenues from refinery processing units were $94.2 million, an increase of $5.1 million compared to the year ended December 31, 2021. Throughputs averaged 70.2 mbpd compared to 69.6 mbpd for the year ended December 31, 2021. The increase in volumes was mainly due to increased throughput for our Woods Cross processing units. Revenues increased mainly due to higher recovery of natural gas costs as well as higher throughputs.
Operations Expense
Operations (exclusive of depreciation and amortization) expense for the year ended December 31, 2022, increased by $40.1 million compared to the year ended December 31, 2021. The increase was mainly due to operating costs and expenses associated with our recently acquired Sinclair Transportation assets and higher employee costs, utility costs, natural gas costs, and maintenance costs, partially offset by lower general services costs.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2022, increased by $5.3 million compared to the year ended December 31, 2021. The increase was mainly due to depreciation on our recently acquired Sinclair Transportation assets partially offset by the acceleration of depreciation on certain of our Cheyenne tanks in 2021 as well as retirement of assets due to sales-type lease accounting.

General and Administrative
General and administrative costs for the year ended December 31, 2022, increased by $4.4 million compared to the year ended December 31, 2021 mainly due to integration costs associated with our acquisition of Sinclair Transportation as well as higher fees charged by HF Sinclair under the Omnibus Agreement for the provision of general and administrative services in the year ended December 31, 2022.

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2022	2021
	(In thousands)
Osage Pipe Line Company, LLC	$(18,708)	$3,889
Cheyenne Pipeline LLC	6,474	5,008
Cushing Connect Terminal Holdings LLC	3,325	3,535
Pioneer Investments Corp.	$9,708	$—
Saddle Butte Pipeline III, LLC	$(1,059)	$—
Total	$(260)	$12,432

Equity in earnings of Osage decreased for the year ended December 31, 2022, mainly due to HEP's 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, associated with a release of crude oil that occurred in the third quarter of 2022. Additional insurance recoveries will be recorded as they are received. If our insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $9.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. The decrease in Osage was partially offset by the addition of equity in earnings from Pioneer Investments Corp., which was acquired as part of our Sinclair Transportation acquisition.

Interest Expense
Interest expense for the year ended December 31, 2022, totaled $82.6 million, an increase of $28.7 million compared to the year ended December 31, 2021. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027, the proceeds of which were used to partially repay outstanding borrowings under our senior secured revolving credit facility following the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit facility. Our aggregate weighted-average interest rates were 5.0% and 3.7% for the years ended December 31, 2022 and 2021, respectively.

Interest Income
Interest income for the year ended December 31, 2022, totaled $91.4 million, an increase of $61.5 million compared to the year ended December 31, 2021. The increases were mainly due to higher sales-type lease interest income from our recently acquired Sinclair Transportation pipelines and terminals and our Cushing Connect Pipeline, which was placed into service at the end of the third quarter of 2021.

State Income Tax
We recorded state income tax expense of $111,000 and $32,000 for the years ended December 31, 2022 and 2021, respectively. All state income tax expense is solely attributable to the Texas margin tax.

Results of Operations—Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

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

Revenues
Revenues for the year ended December 31, 2021, were $494.5 million, a $3.4 million decrease compared to the same period of 2020. The decrease was mainly attributable to lower on-going revenues from our Cheyenne assets as a result of the conversion of the Cheyenne Refinery to renewable diesel production, lower volumes on our product pipelines servicing HF Sinclair's Navajo refinery and Delek's Big Spring refinery, and recording certain tariffs and fees as interest income under sales-type lease accounting that were previously recorded as revenue in the year ended December 31, 2020, partially offset by higher revenues from our crude pipeline systems in Wyoming and Utah and our Woods Cross and El Dorado refinery processing units mainly due to higher recovery of natural gas costs.

Revenues from our refined product pipelines were $107.4 million, a decrease of $9.5 million, on shipments averaging 158.1 mbpd compared to 161.5 mbpd for the year ended December 31, 2020. The volume and revenue decreases were mainly due to lower volumes on pipelines servicing HFC's Navajo refinery and Delek's Big Spring refinery.

Revenues from our intermediate pipelines were $30.1 million, an increase of $0.1 million, on shipments averaging 125.2 mbpd compared to 137.1 mbpd for the year ended December 31, 2020. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair's Tulsa and Navajo refineries while revenue remained relatively constant mainly due to contractual minimum volume guarantees.

Revenues from our crude pipelines were $125.6 million, an increase of $6.7 million, on shipments averaging 408.6 mbpd compared to 387.7 mbpd for the year ended December 31, 2020. The increases were mainly attributable to increased volumes on our crude pipeline systems in Wyoming and Utah partially offset by lower volumes on our pipeline systems servicing HF Sinclair's Navajo refinery. Volumes also increased due to the addition of volumes on our Cushing Connect Pipeline in Oklahoma which went into service at the end of the third quarter of 2021.

Revenues from terminal, tankage and loading rack fees were $142.3 million, a decrease of $9.4 million compared to the year ended December 31, 2020. Refined products and crude oil terminalled in the facilities averaged 442.9 mbpd compared to 442.2 mbpd for the year ended December 31, 2020. Revenues decreased mainly due to lower on-going revenues on our Cheyenne assets as a result of the conversion of the Cheyenne Refinery to renewable diesel production and recording certain tariffs and fees as interest income under sales-type lease accounting that were previously recorded as revenue in the year ended December 31, 2020

Revenues from refinery processing units were $89.1 million, an increase of $8.8 million on throughputs averaging 69.6 mbpd compared to 61.4 mbpd for the year ended December 31, 2020. The increase in volumes was mainly due to increased throughput for both our Woods Cross and El Dorado processing units. Revenues increased mainly due to higher recovery of natural gas costs as well as higher throughputs.

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

Equity in Earnings of Equity Method Investments
See the summary chart below for a description of our equity in earnings of equity method investments:

	Years Ended December 31,
Equity Method Investment	2021	2020
	(In thousands)
Osage Pipe Line Company, LLC	3,889	2,416
Cheyenne Pipeline LLC	5,008	2,689
Cushing Connect Terminal Holdings LLC	3,535	1,542
Total	12,432	6,647

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

LIQUIDITY AND CAPITAL RESOURCES

Overview
In April 2021, we amended our senior secured revolving credit facility (the “Credit Agreement”), decreasing the size of the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. In August 2022, the Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

During the year ended December 31, 2022, we received advances totaling $510.0 million and repaid $682.0 million, resulting in a net decrease of $172.0 million under the Credit Agreement and an outstanding balance of $668.0 million at December 31, 2022. As of December 31, 2022, we had no letters of credit outstanding under the Credit Agreement, and the available capacity under the Credit Agreement was $532.0 million.
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

We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. No units were issued under the program during the year ended December 31, 2022. As of December 31, 2022, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

We believe our current sources of liquidity, including cash balances, future internally generated funds, funds available under the Credit Agreement, as well as our access to additional bank financing, and public or private capital markets will provide sufficient resources to meet our working capital liquidity, capital expenditure and quarterly distribution needs for the foreseeable future. Future securities issuances, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We remain committed to our capital allocation strategy focused on funding all capital expenditures and distributions within operating cash flow, with the goal of achieving our leverage target of 3.0 - 3.5x and distributable cash flow coverage of 1.3x or greater. We expect to reach our leverage target in mid-2023, and once that target is achieved, we plan to evaluate incremental cash return to unitholders.

In each of February, May, August and November 2022, we paid regular quarterly cash distributions of $0.3500 on all units for an aggregate amount of $170.0 million during the year ended December 31, 2022. In February 2023, we paid a regular quarterly cash distribution of $0.3500 on all units in an aggregate amount of $44.3 million.

Cash and cash equivalents decreased by $3.5 million during the year ended December 31, 2022. The cash flows provided by operating activities of $331.0 million and financing activities of $35.5 million were less than the cash flows used for investing activities of $370.0 million. Working capital decreased by $0.2 million to a surplus of $17.3 million at December 31, 2022 from a surplus of $17.5 million at December 31, 2021.

Cash Flows—Operating Activities
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Cash flows provided by operating activities increased by $37.0 million from $294.1 million for the year ended December 31, 2021, to $331.0 million for the year ended December 31, 2022. This increase was mainly due to higher cash receipts from customers, partially offset by higher payments for turnaround expenses at our Woods Cross refinery processing units, higher payments for operating expenses and higher payments for interest expenses in the year ended December 31, 2022, as compared to the prior year.

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

Cash Flows—Investing Activities
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Cash flows used for investing activities increased by $291.6 million from $78.5 million for the year ended December 31, 2021, to $370.0 million for the year ended December 31, 2022. During the year ended December 31, 2022, we made payments of $329.0 million related to the acquisition of Sinclair Transportation. During the years ended December 31, 2022 and 2021, we invested $39.0 million and $90.0 million, respectively, in additions to properties and equipment. In addition, we received proceeds from sales of assets of $0.3 million and $7.4 million during the years ended December 31, 2022 and 2021, respectively.

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

Cash Flows—Financing Activities
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Cash flows from financing activities increased by $258.7 million from $223.2 million used for the year ended December 31, 2021, to $35.5 million provided by financing activities for the year ended December 31, 2022. During the year ended December 31, 2022, we received $510.0 million and repaid $682.0 million in advances under the Credit Agreement. Additionally, we paid $170.0 million in regular quarterly cash distributions to HEP unitholders and $9.7 million to our noncontrolling interests. We also received net proceeds of $393.5 million from the issuance of our 6.375% Senior Notes. During the year ended December 31, 2021, we received $480.5 million and repaid $554.0 million in advances under the Credit Agreement. Additionally, we paid $149.4 million in regular quarterly cash distributions to HEP unitholders and $10.7 million to our noncontrolling interests.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2023 capital forecast is comprised of approximately $25 million to $35 million for maintenance capital expenditures and $5 to $10 million for expansion capital expenditures and joint venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.

We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for capital development projects, will be funded with cash generated by operations. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets.

Under the terms of the transaction to acquire HFC’s 75% interest in UNEV, we issued to a subsidiary of HFC (now HF Sinclair) a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC (now HF Sinclair) is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $40 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

Credit Agreement
In April 2021, we amended our Credit Agreement, decreasing the commitments under the facility from $1.4 billion to $1.2 billion and extending the maturity date to July 27, 2025. In August 2022, the Credit Agreement was amended to, among other things, provide an alternative reference rate for LIBOR. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it continues to provide for an accordion feature that allows us to increase the commitments under the Credit Agreement up to a maximum amount of $1.7 billion. As of December 31, 2022, we had outstanding borrowings of $668.0 million under the Credit Agreement, no letters of credit outstanding, and the available capacity was $532.0 million.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, and indebtedness under the Credit Agreement is guaranteed by our material wholly owned subsidiaries. The Credit Agreement requires us to maintain compliance with certain financial covenants consisting of total leverage, senior secured leverage and interest coverage. It also limits or restricts our ability to engage in certain activities. If, at any time prior to the expiration of the Credit Agreement, HEP obtains two investment grade credit ratings, the Credit Agreement will become unsecured and many of the covenants, limitations, and restrictions will be eliminated.

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with all covenants under the Credit Agreement as of December 31, 2022.

Prior to the Investment Grade Date (as defined in the Credit Agreement), indebtedness under the Credit Agreement bears interest, at our option, at either (a) the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin (ranging from 0.75% to 1.75%) or (b) Adjusted Term SOFR (net of our unrestricted cash and Liquid Investments (as defined in the Credit Agreement) at such time in an amount not to exceed $50.0 million) plus an applicable margin (ranging from 1.75% to 2.75%). In each case, the applicable margin is based upon the ratio of our funded debt (as defined in the Credit Agreement) to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement). The weighted-average interest rates on our Credit Agreement borrowings for the years ending December 31, 2022 and 2021, were 4.02% and 2.30%, respectively. Prior to the Investment Grade Date, we incur a commitment fee on the unused portion of the Credit Agreement at an annual rate ranging from 0.25% to 0.50% based upon the ratio of our funded debt (net of our unrestricted cash and Liquid Investments at such time in an amount not to exceed $50.0 million) to EBITDA for the four most recently completed fiscal quarters.

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

As of December 31, 2022, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of December 31, 2022. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$668,000	$840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(5,953)	(6,951)
	494,047	493,049
6.375% Senior Notes
Principal	400,000	—
Unamortized debt issuance costs	(5,713)	—
	394,287	—

Total long-term debt	$1,556,334	$1,333,049

Long-term Contractual Obligations
The following table presents our long-term contractual obligations as of December 31, 2022.

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
	(In thousands)
Long-term debt – principal	$1,568,000	$—	$668,000	$400,000	$500,000
Long-term debt - interest	346,578	93,700	168,920	81,750	2,083
Site service fees	238,505	5,681	11,362	11,362	210,100
Pipeline finance lease	32,621	7,249	14,498	10,874	—
Right-of-way agreements and other	19,794	5,783	7,528	1,902	4,581
Total	$2,205,498	$112,413	$870,308	$505,888	$716,764
Long-term debt consists of outstanding principal under the Credit Agreement and the Senior Notes. Interest on the Credit Agreement is calculated using the rate in effect at December 31, 2022.
Site service fees consist of site service agreements with HF Sinclair, expiring in 2058 through 2066, for the provision of certain facility services and utility costs that relate to our assets located at HF Sinclair’s refinery facilities. We are presenting obligations for the full term of these agreements; however, the agreements can be terminated with 180 day notice if we cease to operate the applicable assets.
The pipeline finance lease amounts above reflect the exercise of the second 10-year extension, expiring in 2027, on our lease agreement for the refined products pipeline between White Lakes Junction and Kuntz Station in New Mexico.
Most of our right-of-way agreements are renewable on an annual basis, and the right-of-way agreements payments above include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2022. For the foreseeable future, we intend to continue renewing these agreements and expect to incur right-of-way expenses in addition to the payments listed.
Other contractual obligations include capital lease obligations related to vehicles leases, office space leases, and other.

Impact of Inflation
After being relatively moderate in recent years, PPI in the United States increased significantly in 2022 and 2021 (13.5% and 8.9%, respectively).

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. These annual rate adjustments generally occur on July 1st each year based on the PPI or FERC index increase or decrease during the prior year. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases or decreases, and the majority of our rates do not decrease when PPI is negative. The substantial majority of our rates and minimum revenue guarantees used the 2021 PPI increase of 8.9% in the July 1, 2022 rate adjustment calculations.

A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers. However, for the year ended December 31, 2022, the fees we charged our shippers increased at a rate greater than our inflationary cost increase.

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
As of December 31, 2022, we have an accrual of $19.5 million that relates to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have preliminarily been fair valued at $14.7 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired.
On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the year ended December 31, 2022 by $17.6 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. We expect Osage will receive additional insurance recoveries, which will be recorded as they are received. If our insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $9.5 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our annual goodwill impairment testing for 2022 and 2021 was performed on a qualitative basis during the third quarters of 2022 and 2021. We assessed qualitative factors such as macroeconomic conditions, cost factors and reporting unit financial performance and determined it was not more likely than not that fair value of our reporting units was less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

During the first quarter of 2021, changes in our agreements with HFC related to our Cheyenne assets resulted in an increase in the carrying amount of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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

Our annual goodwill testing for 2020 was performed on a quantitative basis during the third quarter of 2020. The estimated fair value of our reporting units derived using a combination of both income and market approaches as described above. Our annual testing of goodwill in 2020 identified an impairment charge of $35.7 million, which was recorded in the third quarter of 2020, related to our Cheyenne reporting unit.

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

Valuation of Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At December 31, 2022, we had an outstanding principal balance of $900.0 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At December 31, 2022, the fair value of our Senior Notes was $852.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at December 31, 2022, would result in a change of approximately $24.2 million in the fair value of the underlying Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At December 31, 2022, borrowings outstanding under the Credit Agreement were $668.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

At our election, certain borrowings under our variable rate Credit Agreement bear interest at a variable rate based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York.

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
Management assessed the Partnership’s internal control over financial reporting as of December 31, 2022, using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Partnership maintained effective internal control over financial reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the HEP Acquired Sinclair Businesses, that were acquired on March 14, 2022, as we are in the process of integrating operations of the HEP Acquired Sinclair Businesses, including internal controls over financial reporting. The HEP Acquired Sinclair Businesses accounted for approximately 26% of the Partnership's consolidated total assets and 5% of consolidated total revenues of the Partnership as of and for the year ended December 31, 2022.
The Partnership’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. That report appears on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on Internal Control Over Financial Reporting
We have audited Holly Energy Partners, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Holly Energy Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on its Assessment of the Partnership’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the HEP Acquired Sinclair Businesses, which is included in the 2022 consolidated financial statements of the Partnership and constituted approximately 26% of consolidated total assets as of December 31, 2022 and 5% of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the HEP Acquired Sinclair Businesses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2022, and the related notes of the Partnership, and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Unitholders of Holly Energy Partners, L.P. and the Board of Directors of Holly Logistic Services, L.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Holly Energy Partners, L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Sales-Type Lease Accounting

Description of the Matter
As disclosed in Note 5 of the financial statements, the Partnership entered into new agreements and amended other agreements which met the criteria of sales-type leases. Under sales-type lease accounting, the lessor recognizes a net investment in the lease and derecognizes the underlying asset with any difference recorded as a gain or loss at the lease commencement date. During the year ended December 31, 2022, the Partnership recorded total net investment in leases of $234.7 million.

Auditing management’s accounting for sales-type leases was complex and highly judgmental due to the estimation uncertainty in determining the fair value of the underlying leased assets at the commencement date of the leases. The fair value of the underlying leased assets is factored into the Partnership’s determination of the net investment in the leases. The fair value estimates for these assets were sensitive to significant assumptions including replacement cost as adjusted for physical deterioration. These assumptions have a significant effect on the fair value estimates of the assets acquired.

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

To test the Partnership’s accounting for the sales-type leases, our audit procedures included, among others, evaluating the Partnership’s selection of the valuation methodology, evaluating the significant assumptions used by the Partnership, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved valuation specialists to assist with our evaluation of the methodologies used by the Partnership and significant assumptions included in the fair value estimates. Specifically, our valuation specialists assisted by comparing those assumptions to current industry and market data and developing an expected range of values based on significant inputs and assumptions to assess reasonableness of the Partnership’s estimates.

Valuation of Personal Property Assets in the Sinclair Transportation Company Acquisition

Description of the Matter
During 2022, the Partnership completed its acquisition of Sinclair Transportation Company for an aggregate $678.0 million in cash and common limited partner units, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination. Of the total assets acquired and liabilities assumed, the Partnership acquired $340.7 million of properties, plant, and equipment, which was made up of real and personal property.

Auditing management's accounting for the acquisition of Sinclair Transportation Company was complex due to the significant estimation uncertainty in determining the fair value of certain properties, plant and equipment. In particular, the fair value estimates for Sinclair Transportation Company personal property were sensitive to significant assumptions including replacement cost as adjusted for physical deterioration. These assumptions have a significant effect on the fair value estimates of the assets acquired.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership's controls over the valuation of the personal property assets related to the acquisition. For example, we tested controls over management’s review of the valuation models and the underlying assumptions used to develop estimated values of these assets.

To test the estimated fair value of the personal property, our audit procedures included, among others, evaluating the Partnership’s selection of the valuation methodology, evaluating the significant assumptions used by the Partnership, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved valuation specialists to assist with our evaluation of the methodologies used by the Partnership and significant assumptions included in the fair value estimates. Specifically, our valuation specialists assisted by comparing those assumptions to current industry and market data and developing an expected range of values based on significant inputs and assumptions to assess reasonableness of the Partnership’s estimates.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2003.
Dallas, Texas
February 28, 2023

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $2,147 and $8,881, respectively)	$10,917	$14,381
Accounts receivable:
Trade	16,344	12,745
Affiliates	63,459	56,154
	79,803	68,899
Prepaid and other current assets	12,397	11,033
Total current assets	103,117	94,313

Properties and equipment, net	1,388,888	1,329,028
Operating lease right-of-use assets	2,317	2,275
Net investment in leases (Cushing Connect VIEs: $101,871 and $100,042, respectively)	539,705	309,303
Intangible assets, net	59,300	73,307
Goodwill	342,762	223,650
Equity method investments (Cushing Connect VIEs: $34,746 and $37,505, respectively)	270,604	116,378
Deferred turnaround costs	24,154	2,632
Other assets	16,655	14,981
Total assets	$2,747,502	$2,165,867

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $431 and $8,285, respectively)	$26,753	$28,577
Affiliates	15,756	11,703
	42,509	40,280

Accrued interest	17,992	11,258
Deferred revenue	12,087	14,585
Accrued property taxes	5,449	4,542
Current operating lease liabilities	968	620
Current finance lease liabilities	4,389	3,786
Other current liabilities	2,430	1,781
Total current liabilities	85,824	76,852

Long-term debt	1,556,334	1,333,049
Noncurrent operating lease liabilities	1,720	2,030
Noncurrent finance lease liabilities	62,513	64,649
Other long-term liabilities	29,111	12,527
Deferred revenue	24,613	29,662

Class B unit	60,507	56,549

Equity:
Partners’ equity:
Common unitholders (126,440,201 and 105,440,201 units issued and outstanding at December 31, 2022 and 2021, respectively)	857,126	443,017
Total partners’ equity	857,126	443,017
Noncontrolling interests	69,754	147,532
Total equity	926,880	590,549
Total liabilities and equity	$2,747,502	$2,165,867
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Affiliates	$438,280	$390,849	$399,809
Third parties	109,200	103,646	98,039
	547,480	494,495	497,848
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	210,623	170,524	147,692
Depreciation and amortization	99,092	93,800	99,578
General and administrative	17,003	12,637	9,989
Goodwill impairment	—	11,034	35,653
	326,718	287,995	292,912
Operating income	220,762	206,500	204,936

Other income (expense):
Equity in earnings (losses) of equity method investments	(260)	12,432	6,647
Interest expense	(82,560)	(53,818)	(59,424)
Interest income	91,406	29,925	10,621
Gain on sales-type lease	—	24,677	33,834
Loss on early extinguishment of debt	—	—	(25,915)
Gain on sale of assets and other	668	6,179	8,691
	9,254	19,395	(25,546)
Income before income taxes	230,016	225,895	179,390
State income tax expense	(111)	(32)	(167)
Net income	229,905	225,863	179,223
Allocation of net income attributable to noncontrolling interests	(13,122)	(10,917)	(8,740)
Net income attributable to the partners	216,783	214,946	170,483
Limited partners’ per unit interest in earnings—basic and diluted	$1.77	$2.03	$1.61
Weighted average limited partners’ units outstanding	122,298	105,440	105,440

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$229,905	$225,863	$179,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,092	93,800	99,578
Gain on sale of assets	(209)	(5,567)	(1,015)
Gain on sales-type lease	—	(24,677)	(33,834)
Goodwill impairment	—	11,034	35,653
Amortization of deferred charges	3,929	3,757	3,319
Equity-based compensation expense	1,845	2,557	2,193
Equity in losses of equity method investments	19,769	—	1,084
Loss on early extinguishment of debt	—	—	25,915
(Increase) decrease in operating assets:
Accounts receivable—trade	(594)	1,798	4,188
Accounts receivable—affiliates	(7,305)	(8,182)	1,744
Prepaid and other current assets	(254)	(255)	(1,272)
Increase (decrease) in operating liabilities:
Accounts payable—trade	847	912	2,208
Accounts payable—affiliates	4,054	(6,417)	1,383
Accrued interest	6,734	366	(2,314)
Deferred revenue	(7,546)	(1,144)	(4,122)
Accrued property taxes	(66)	550	193
Other current liabilities	(141)	(724)	200
Turnaround expenditures	(24,953)	(2,500)	(132)
Other, net	5,942	2,924	1,435
Net cash provided by operating activities	331,049	294,095	315,627

Cash flows from investing activities
Additions to properties and equipment	(38,964)	(89,995)	(59,283)
Acquisition of Sinclair Transportation	(328,955)	—	—
Purchase of interest in Cushing Connect Pipeline & Terminal	—	—	(2,438)
Investment in Osage Pipe Line Company, LLC	(13,000)	—	—
Proceeds from sales of assets	279	7,365	1,089
Distributions in excess of equity in earnings of equity investments	10,623	4,165	882
Net cash used for investing activities	(370,017)	(78,465)	(59,750)

Cash flows from financing activities
Borrowings under credit agreement	510,000	480,500	258,500
Repayments of credit agreement borrowings	(682,000)	(554,000)	(310,500)
Redemption of senior notes	—	—	(522,500)
Proceeds from issuance of senior notes	400,000	—	500,000
Contributions from general partner	—	—	988
Contribution from noncontrolling interests	—	23,194	23,899
Distributions to HEP unitholders	(169,998)	(149,432)	(174,443)
Distributions to noncontrolling interests	(9,676)	(10,743)	(9,770)
Payments on finance leases	(3,743)	(3,549)	(3,602)
Purchase of units for incentive grants	(1,727)	(1,958)	(698)
Units withheld for tax withholding obligations	(636)	(590)	(334)
Deferred financing costs	(6,546)	(6,661)	(8,714)
Other	(170)	—	—
Net cash provided by (used for) financing activities	35,504	(223,239)	(247,174)

Cash and cash equivalents
Increase (decrease) for the year	(3,464)	(7,609)	8,703
Beginning of year	14,381	21,990	13,287
End of year	$10,917	$14,381	$21,990

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72,316	$49,990	$58,138
See accompanying notes.

HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Units	Noncontrolling Interests	Total
Balance December 31, 2019	$381,103	$106,655	$487,758
Capital contribution-Cushing Connect	—	23,899	23,899
Capital contribution -Cheyenne	988	—	988
Distributions to HEP unitholders	(174,443)	—	(174,443)
Distributions to noncontrolling interests	—	(9,770)	(9,770)
Purchase of units for incentive grants	(698)	—	(698)
Amortization of restricted and performance units	2,193	—	2,193
Class B unit accretion	(3,458)	—	(3,458)
Other	(334)	—	(334)
Net income	173,941	5,282	179,223
Balance December 31, 2020	379,292	126,066	505,358
Capital contribution-Cushing Connect	—	23,194	23,194
Distributions to HEP unitholders	(149,432)	—	(149,432)
Distributions to noncontrolling interests	—	(10,743)	(10,743)
Purchase of units for incentive grants	(1,958)	—	(1,958)
Amortization of restricted and performance units	2,557	—	2,557
Class B unit accretion	(3,699)	—	(3,699)
Other	(2,388)	1,797	(591)
Net income	218,645	7,218	225,863
Balance December 31, 2021	443,017	147,532	590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(169,998)	—	(169,998)
Distributions to noncontrolling interests	—	(9,676)	(9,676)
Acquisition of remaining UNEV interests	19,735	(78,010)	(58,275)
Purchase of units for incentive grants	(1,727)	—	(1,727)
Amortization of restricted and performance units	1,845	—	1,845
Class B unit accretion	(3,958)	—	(3,958)
Other	(1,549)	744	(805)
Net income	220,741	9,164	229,905
Balance December 31, 2022	857,126	69,754	926,880
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 1:Description of Business and Summary of Significant Accounting Policies

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. We commenced operations on July 13, 2004, upon the completion of our initial public offering. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from REH Company (formerly known as The Sinclair Companies, and referred to herein as “REH Company”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), REH Company, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of REH Company (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of December 31, 2022, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

In connection with the closing of the HFC Transactions, HF Sinclair issued 60,230,036 shares of HF Sinclair common stock to REH Company, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HFC’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022. References herein to HF Sinclair with respect to time periods prior to March 14, 2022 refer to HFC and its consolidated subsidiaries and do not include the Target Company, Sinclair Transportation or their respective consolidated subsidiaries. References herein to HF Sinclair with respect to time periods from and after March 14, 2022 refer to HF Sinclair and its consolidated subsidiaries, which includes the combined business operations of HFC, the Target Company, Sinclair Transportation and their respective consolidated subsidiaries.

Additionally, on the Closing Date, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”) by and among REH Company, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units are currently held in escrow to secure REH Company’s renewable identification numbers (“RINs”) credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. HF Sinclair, and not HEP, would be entitled to the HEP common units held in escrow in the event of REH Company’s breach of its RINs credit obligations under the Business Combination Agreement. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation and its consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses.

In these consolidated financial statements, the words “we”, “our”, “ours” and “us” refer to HEP unless the context indicates otherwise.

Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support the refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. Additionally, we own (a) a 50% interest in Osage Pipe Line Company, LLC (“Osage”), (b) a 50% interest in Cheyenne Pipeline LLC, (c) a 50% interest in Cushing Connect Pipeline & Terminal LLC, (d) a 25.06% interest in Saddle Butte Pipeline III, LLC and (e) a 49.995% interest in Pioneer Investments Corp. Following the HEP Transaction (see Note 2), we now own the remaining 25% interest in UNEV Pipeline, LLC and as a result, UNEV Pipeline, LLC is our wholly owned subsidiary.

On June 1, 2020, HFC announced plans to permanently cease petroleum refining operations at its Cheyenne refinery (the “Cheyenne Refinery”) and to convert certain assets at that refinery to renewable diesel production. HFC subsequently began winding down petroleum refining operations at the Cheyenne Refinery on August 3, 2020.

On February 8, 2021, HEP and HFC finalized and executed new agreements for HEP’s Cheyenne assets with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair's) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) HFC paid a $10 million one-time cash payment from HFC to HEP for the termination of the existing minimum volume commitment.

On April 1, 2021, we sold our 156-mile, 6-inch refined product pipeline that connected HF Sinclair’s Navajo refinery to terminals in El Paso for gross proceeds of $7.0 million and recognized a gain on sale of $5.3 million.

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

Accounts Receivable
The majority of the accounts receivable are due from affiliates of HF Sinclair or independent companies in the petroleum industry. Credit is extended based on evaluation of the customer's financial condition, and in certain circumstances, collateral such as letters of credit or guarantees, may be required. We reserve for doubtful accounts based on our historical loss experience as well as expected credit losses from current economic conditions and management’s expectations of future economic conditions. Credit losses are charged to the allowance for doubtful accounts when an account is deemed uncollectible and historically have been minimal.

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

Indicators of Goodwill and Long-Lived Asset Impairment
Our annual goodwill impairment testing for 2022 and 2021 was performed on a qualitative basis during the third quarters of 2022 and 2021. We assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.

During the first quarter of 2021, changes in our agreements with HFC related to our Cheyenne assets resulted in an increase in the carrying amount of our Cheyenne reporting unit due to sales-type lease accounting, which led us to determine indicators of potential goodwill impairment for our Cheyenne reporting unit were present.

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

The following is a summary of our goodwill balances:

	December 31, 2022	December 31, 2021
	(In thousands)
Goodwill	$389,448	$270,336
Accumulated impairment losses	(46,686)	(46,686)
	$342,762	$223,650

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

	Balance at December 31, 2022
	Underlying Equity	Recorded Investment Balance	Difference
	(In thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$2,901	$29,773	$(26,872)
Cheyenne Pipeline LLC	27,655	40,019	(12,364)
Cushing Connect Terminal Holdings LLC	49,915	34,746	15,169
Pioneer Investments Corp.	23,835	133,182	(109,347)
Saddle Butte Pipeline III, LLC	67,349	32,884	34,465
Total	$171,655	$270,604	$(98,949)

	Balance at December 31, 2021
	Underlying Equity	Recorded Investment Balance	Difference
	(In thousands)
Equity Method Investments
Osage Pipe Line Company, LLC	$9,996	$37,782	$(27,786)
Cheyenne Pipeline LLC	28,557	41,091	(12,534)
Cushing Connect Terminal Holdings LLC	52,203	37,505	14,698
Total	$90,756	$116,378	$(25,622)

Asset Retirement Obligations
We record legal obligations associated with the retirement of certain of our long-lived assets that result from the acquisition, construction, development and/or the normal operation of our long-lived assets. The fair value of the estimated cost to retire a tangible long-lived asset is recorded in the period in which the liability is incurred and when a reasonable estimate of the fair value of the liability can be made. For our pipeline assets, the right-of-way agreements typically do not require the dismantling, removal and reclamation of the right-of-way upon cessation of the pipeline service. Additionally, management is unable to predict when, or if, our pipelines and related facilities would become obsolete and require decommissioning. Accordingly, we have recorded no liability or corresponding asset related to an asset retirement obligation for the majority of our pipelines as both the amounts and timing of such potential future costs are indeterminable. For our remaining assets, at December 31, 2022 and 2021, we have asset retirement obligations of $10.5 million and $8.7 million, respectively, that are recorded under “Other long-term liabilities” in our consolidated balance sheets.

Class B Unit
Under the terms of the transaction to acquire HFC's 75% interest in UNEV, we issued to a subsidiary of HFC (now HF Sinclair) a Class B unit comprising a noncontrolling equity interest in a wholly owned subsidiary subject to redemption to the extent that HFC (now HF Sinclair) is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization above $40 million beginning July 1, 2015, and ending in June 2032, subject to certain limitations. However, to the extent earnings thresholds are not achieved, no redemption payments are required. No redemption payments have been required to date.

Pursuant to the terms of the transaction agreements, the Class B unit increases by the amount of each foregone incentive distribution and by a 7% factor compounded annually on the outstanding unredeemed balance through its expiration date. At our option, we may redeem, in whole or in part, the Class B unit at the current unredeemed value based on the calculation described. The Class B unit had a carrying value of $60.5 million at December 31, 2022, and $56.5 million at December 31, 2021.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the years ended December 31, 2022, 2021 and 2020, we recognized $21.1 million, $17.5 million and $20.8 million, respectively, of these deficiency payments in revenue, of which $4.2 million, $0.5 million and $0.7 million, respectively, related to deficiency payments billed in prior periods. There was no deferred revenue reflected in our consolidated balance sheet related to shortfalls as of December 31, 2022.
We have other cost reimbursement provisions in our throughput/storage agreements providing that customers (including HF Sinclair) reimburse us for certain costs. Such reimbursements are recorded as revenue or deferred revenue depending on the nature of the cost. Deferred revenue is recognized over the remaining contractual term of the related throughput agreement.

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

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair, HF Sinclair, has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair, occurring or existing prior to the date of such transfers. We have an environmental agreement with Delek with respect to pre-closing environmental costs and liabilities relating to the pipelines and terminals acquired from Delek in 2005, under which Delek will indemnify us subject to certain monetary and time limitations. Environmental costs recoverable through insurance, indemnification agreements or other sources are included in other assets to the extent such recoveries are considered probable.

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

Accounting Pronouncements - Not Yet Adopted

In October 2021, Accounting Standards Update 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” was issued requiring that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers. This standard is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. We will evaluate the impact of this standard, if applicable.

Note 2:Sinclair Acquisition

HEP Transaction

On March 14, 2022, pursuant to the Contribution Agreement, HEP acquired all of the outstanding equity interests of Sinclair Transportation in exchange for 21 million newly issued HEP Units, representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678 million. On the same date and immediately following the consummation of the HEP Transaction, pursuant to the Business Combination Agreement, REH Company contributed all of the equity interests of the Target Company to HF Sinclair in exchange for 60,230,036 shares of common stock in HF Sinclair, representing 27% of the pro forma equity of HF Sinclair with a value of approximately $2,149 million based on HF Sinclair’s fully diluted shares of common stock outstanding and closing stock price on March 11, 2022.

On August 2, 2021, in connection with the Contribution Agreement, HEP, Holly Logistics Services, L.L.C., the ultimate general partner of HEP (“HLS”) and Navajo Pipeline Co., L.P., the sole member of HLS (the “Sole Member”), entered into a unitholders agreement (the “Unitholders Agreement”) by and among HEP, HLS, the Sole Member, REH Company and the stockholders of REH Company (each a “Unitholder” and collectively, the “Unitholders,” and along with REH Company and each of their permitted transferees, the “REH Parties”), which became effective on the Closing Date.

Pursuant to the Unitholders Agreement, the REH Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the REH Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the REH Parties constitute less than 5% of all outstanding HEP Units. The Unitholders Agreement also subjects 15.75 million of the HEP Units issued to the REH Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the REH Parties are prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the closing, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the Closing Date, and the remainder will be released from such restrictions on the date that is 15 months from the Closing Date.

Under the terms of the Contribution Agreement, HEP acquired Sinclair Transportation, which together with its subsidiaries, owned REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipelines supporting the REH Company refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Pipeline (49.995% non-operated interest); and UNEV Pipeline (the 25% non-operated interest not already owned by HEP, resulting in UNEV Pipeline, LLC becoming a wholly owned subsidiary of HEP).

The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date, with the excess consideration recorded as goodwill. The preliminary purchase price allocation resulted in the recognition of $119.1 million in goodwill.

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
(2) Net of cash acquired

(In thousands)
Assets Acquired
Accounts receivable	3,005
Prepaid and other current assets	59
Properties and equipment	340,682
Operating lease right-of-use assets	105
Other assets	3,500
Goodwill	119,112
Equity method investments	229,891
Total assets acquired	696,354

Liabilities Assumed
Accounts payable	1,528
Accrued property taxes	973
Other current liabilities	789
Operating lease liabilities	33
Noncurrent operating lease liabilities	72
Other long-term liabilities	14,984
Total liabilities assumed	18,379
Net assets acquired	677,975

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

Our consolidated financial and operating results for the year ended December 31, 2022 reflected the Sinclair Transportation operations beginning March 14, 2022. Our results of operations included revenue, interest income from sales-type leases and net income of $28.3 million, $52.0 million and $58.1 million, respectively, for the period from March 14, 2022 through December 31, 2022, related to these operations.

For the year ended December 31, 2022, we incurred $2.4 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the years ended December 31, 2022 and 2021 was derived from our historical financial statements giving effect to the HEP Transaction as if it had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of Sinclair Transportation’s fair-valued properties, plants and equipment.

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

	Years Ended December 31,
	2022	2021

Sales and other revenues	562,242	565,115
Net income attributable to the partners	218,006	240,509

Contemporaneous with the closing of the Sinclair Transactions, HEP and HFC amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Note 3:Investment in Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connected the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair, and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service during the third quarter of 2021. Long-term commercial agreements were entered into to support the Cushing Connect Joint Venture assets.

The Cushing Connect Joint Venture contracted with an affiliate of HEP to manage the construction and operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal. The total Cushing Connect Joint Venture investment was generally shared equally among the partners. However, we were solely responsible for any Cushing Connect Pipeline construction costs that exceeded the budget by more than 10%. HEP's share of the cost of the Cushing Connect JV Terminal contributed by Plains and Cushing Connect Pipeline construction costs was approximately $74 million, including approximately $5 million of Cushing Connect Pipeline construction costs that exceeded the budget by more than 10% borne solely by HEP.

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
Disaggregated revenues are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Pipelines	$285,451	$263,110	$265,834
Terminals, tanks and loading racks	167,812	142,267	151,692
Refinery processing units	94,217	89,118	80,322
	$547,480	$494,495	$497,848

Affiliates and third parties revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Lease revenues	$333,627	$336,062	$360,598
Service revenues	213,853	158,433	137,250
	$547,480	$494,495	$497,848
A contract liability exists when an entity is obligated to perform future services to a customer for which the entity has received consideration. Since HEP may be required to perform future services for deficiency payments received, the deferred revenues on our balance sheets were considered contract liabilities. A contract asset exists when an entity has a right to consideration in exchange for goods or services transferred to a customer. Our consolidated balance sheets included the contract assets and liabilities in the table below.

	December 31, 2022	December 31, 2021
	(In thousands)
Contract assets	$6,672	$6,637
Contract liabilities	$—	$(4,185)

The contract assets and liabilities include both lease and service components. During the years ended December 31, 2022 and 2021, we recognized $4.2 million and $0.5 million, respectively, of revenue that was previously included in contract liability as of December 31, 2021 and 2020, respectively. During the twelve months ended December 31, 2022 and 2021, we also recognized $0.2 million and $0.3 million, respectively, of revenue included in contract assets at December 31, 2022 and 2021, respectively.
As of December 31, 2022, we expect to recognize $1.5 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and operating leases expiring in 2023 through 2037. These agreements provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
2023	301
2024	265
2025	184
2026	169
2027	136
Thereafter	401
Total	$1,456
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $7.6 million and $6.0 million as of December 31, 2022 and December 31, 2021, respectively, with accumulated depreciation of $4.0 million and $3.6 million as of December 31, 2022 and December 31, 2021, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	December 31, 2022	December 31, 2021

Operating leases:
Operating lease right-of-use assets, net	$2,317	$2,275

Current operating lease liabilities	968	620
Noncurrent operating lease liabilities	1,720	2,030
Total operating lease liabilities	$2,688	$2,650

Finance leases:
Properties and equipment	$7,649	$6,031
Accumulated amortization	(3,979)	(3,632)
Properties and equipment, net	$3,670	$2,399

Current finance lease liabilities	4,389	3,786
Noncurrent finance lease liabilities	62,513	64,649
Total finance lease liabilities	$66,902	$68,435

Weighted average remaining lease term (in years)
Operating leases	4.6	5.8
Finance leases	13.9	15.0

Weighted average discount rate
Operating leases	4.6%	4.8%
Finance leases	5.7%	5.6%

Supplemental cash flow and other information related to leases were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,062	$1,142
Operating cash flows on finance leases	$4,255	$4,104
Financing cash flows on finance leases	$3,743	$3,549

Maturities of lease liabilities were as follows:

	December 31, 2022
	Operating	Finance
	(In thousands)
2023	$1,028	$7,925
2024	608	7,504
2025	491	7,044
2026	326	7,165
2027	205	6,448
2027 and thereafter	318	61,038
Total lease payments	2,976	97,124
Less: Imputed interest	(288)	(30,222)
Total lease obligations	2,688	66,902
Less: Current lease liabilities	(968)	(4,389)
Long-term lease liabilities	$1,720	$62,513

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Operating lease costs	$1,048	$1,077
Finance lease costs
Amortization of assets	877	803
Interest on lease liabilities	3,797	3,953
Variable lease cost	471	215
Total net lease cost	$6,193	$6,048

Lessor Accounting
As discussed in Note 1, the majority of our contracts with customers meet the definition of a lease. See Note 1 for further discussion of the impact of adoption of this standard on our activities as a lessor.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire due to our risk management strategy for protecting the residual fair value of the underlying assets by performing ongoing maintenance during the lease term. HF Sinclair, generally has the option to purchase assets located within HF Sinclair, refinery boundaries, including refinery tankage, truck racks and refinery processing units, at fair market value when the related agreements expire.

During the year ended December 31, 2022, we entered into new agreements, and amended other agreements, with HF Sinclair, related to our newly acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the year ended December 31, 2022. The balance sheet impacts were composed of the following:

(In thousands)

Net investment in leases	$234,736
Properties and equipment, net	(234,736)
Gain on sales-type leases	$—

During the year ended December 31, 2021, we entered into new agreements, and amended other agreements, with HF Sinclair, related to our Cheyenne assets, Tulsa West lube racks, various crude tanks and new Navajo tanks, and the agreements we previously entered into relating to the Cushing Connect Pipeline became effective. These agreements met the criteria of sales-type leases. We recognized a gain on sales-type leases during the year ended December 31, 2021 composed of the following:

(In thousands)

Net investment in leases	148,419
Properties and equipment, net	(130,301)
Deferred Revenue	6,559
Gain on sales-type leases	$24,677

These sales-type lease transactions, including the related gains, were non-cash transactions.

Lease income recognized was as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Operating lease revenues	$310,968	$326,902
Direct financing lease interest income	2,115	2,089
Gain on sales-type leases	—	24,677
Sales-type lease interest income	89,285	27,836
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	22,659	9,160
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

Annual minimum undiscounted lease payment receipts under our leases were as follows as of December 31, 2022:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
2023	$271,439	$2,243	$103,876
2024	241,746	2,226	100,580
2025	165,560	2,244	97,153
2026	151,015	2,262	97,153
2027	118,472	2,280	97,153
Thereafter	346,975	34,940	820,234
Total lease payment receipts	$1,295,207	46,195	1,316,149
Less: Imputed interest		(29,931)	(1,189,628)
		16,264	126,521
Unguaranteed residual assets at end of leases		—	402,934
Net investment in leases		$16,264	$529,455

Net investments in leases recorded on our balance sheet were composed of the following:

	December 31, 2022		December 31, 2021
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$418,989	$16,264	$207,768	$16,371
Unguaranteed residual assets	110,466	—	90,097	—
Net investment in leases	$529,455	$16,264	$297,865	$16,371

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		December 31, 2022		December 31, 2021
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$494,047	$458,090	$493,049	$502,705
6.375% Senior Notes	Level 2	394,287	394,568	—	—
Total Liabilities		$888,334	$852,658	$493,049	$502,705

Level 2 Financial Instruments
Our senior notes are measured at fair value using Level 2 inputs. The fair value of the senior notes is based on market values provided by a third-party bank, which were derived using market quotes for similar type debt instruments. See Note 10 for additional information.

Non-Recurring Fair Value Measurements
The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and the liabilities assumed at their respective acquisition date fair values at the Closing Date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company method, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

For the net investments in sales-type leases recognized during the years ended December 31, 2022 and 2021, the estimated fair value of the underlying leased assets at contract inception and the present value of the estimated unguaranteed residual asset at the end of the lease term are used in determining the net investment in leases and related gain on sales-type leases recorded. The asset valuation estimates include Level 3 inputs based on a replacement cost valuation method.

During the years ended December 31, 2021 and 2020, we recognized goodwill impairment based on fair value measurements utilized during our goodwill testing (see Note 1). The fair value measurements were based on a combination of valuation methods including discounted cash flows and the guideline public company and guideline transaction methods; all of which are Level 3 inputs.

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Pipelines, terminals and tankage	$1,567,359	$1,527,697
Refinery assets	353,998	348,882
Land and right of way	171,327	98,837
Construction in progress	23,027	26,446
Other	69,098	48,203
	2,184,809	2,050,065
Less accumulated depreciation	(795,921)	(721,037)
	$1,388,888	$1,329,028
Depreciation expense was $80.9 million, $79.2 million, and $85.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and includes depreciation of assets acquired under capital leases. Asset abandonment charges of $0.1 million, $1.1 million and $1.0 million for assets permanently removed from service were included in depreciation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets are as follows:

	Useful Life	December 31, 2022	December 31, 2021
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreements	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(145,497)	(131,490)
Intangible assets, net		$59,300	$73,307

Amortization expense was $14.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We estimate amortization expense to be $9.9 million for 2023, and $9.1 million for 2024, 2025, 2026 and 2027.

We have additional transportation agreements with HF Sinclair resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from HF Sinclair. These transactions occurred while we were a consolidated variable interest entity of HF Sinclair; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 9: Employees, Retirement and Incentive Plans

Direct support for our operations is provided by Holly Logistic Services, L.L.C., (“HLS”), an HF Sinclair subsidiary, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement that we have with HF Sinclair. These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $11.2 million, $8.7 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs include retirement costs of $4.9 million, $3.7 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, we have two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $1.9 million, $2.6 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of December 31, 2022, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 773,014 have not yet been granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the year ended December 31, 2022, is presented below:

Phantom Units	Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2022 (nonvested)	203,263	$14.85
Granted	84,705	18.57
Vesting and transfer of common units to recipients	(105,031)	16.88
Forfeited	(67,128)	13.26
Outstanding at December 31, 2022 (nonvested)	115,809	16.66

The grant date fair values of restricted or phantom units that were vested and transferred to recipients during the years ended December 31, 2022, 2021 and 2020 were $1.8 million, $2.1 million and $2.0 million, respectively. As of December 31, 2022, there was $1.3 million of total unrecognized compensation expense related to unvested phantom unit grants, which is expected to be recognized over a weighted-average period of 1.3 years. For the years ended December 31, 2021 and 2020, the grant date price applied to the number of restricted or phantom units awarded was $18.93 and $11.92, respectively.

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

A summary of performance unit activity and changes for the year ended December 31, 2022, is presented below:

Performance Units	Units
Outstanding at January 1, 2022 (nonvested)	76,719
Granted	10,698
Vesting and transfer of common units to recipients	(35,441)
Forfeited	(9,124)
Outstanding at December 31, 2022 (nonvested)	42,852

The grant date fair values of performance units vested and transferred to recipients were $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Based on the weighted average fair value of performance units outstanding at December 31, 2022, of $0.7 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.7 years.

During the year ended December 31, 2022, we paid $1.7 million for the purchase of our common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants as of December 31, 2022.

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

As of December 31, 2022, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

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

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Credit Agreement
Amount outstanding	$668,000	$840,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(5,953)	(6,951)
	494,047	493,049

6.375% Senior Notes
Principal	400,000	—
Unamortized premium and debt issuance costs	(5,713)	—
	394,287	—

Total long-term debt	$1,556,334	$1,333,049

Maturities of our long-term debt are as follows as of December 31, 2022:

Years Ending December 31,	(In thousands)
2023	$—
2024	—
2025	668,000
2026	—
2027	400,000
Thereafter	500,000
Total	$1,568,000

Note 11:Commitments and Contingencies

We lease certain facilities and pipelines under operating leases and finance leases, most of which contain renewal options. These operating leases have various termination dates through 2041. See Note 5 for a schedule of annual minimum undiscounted lease payments under our leases as of December 31, 2022. As of December 31, 2022, we expect to receive aggregate payments totaling $0.8 million over the life of our noncancelable sublease of office space, expiring in 2026.
We also have other long-term contractual obligations consisting of long-term site service agreements with HF Sinclair, expiring in 2058 through 2066, for the provision of certain facility services and utility costs that relate to our assets located at HF Sinclair’s refinery and renewable diesel facilities. We are presenting obligations for the full term of these agreements; however, the agreements can be terminated with 180 day notice if we cease to operate the applicable assets.
In addition, we have long-term contractual obligations associated with rights-of-way agreements, which have various termination dates through 2099. The related payments below include only obligations under the remaining non-cancelable terms of these agreements at December 31, 2022.

At December 31, 2022, these minimum future contractual obligations and other miscellaneous obligations having terms in excess of one year are as follows:

Years Ending December 31,	(In thousands)
2023	$8,856
2024	8,803
2025	7,030
2026	5,944
2027	5,943
Thereafter	214,367
Total	$250,943
We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 12:Related Party Transactions

We serve many of HF Sinclair’s refinery and renewable diesel facilities under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2023 to 2037, and revenues from these agreements accounted for approximately 80% of our total revenues for the year ended December 31, 2022. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in the Producer Price Index (“PPI”) or FERC index. As of December 31, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $452.6 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HF Sinclair an annual administrative fee (currently $5.0 million) for the provision by HF Sinclair or its affiliates of various general and administrative services to us. In connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 from the Closing Date through November 30, 2022, relating to transition services provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary monthly fee includes the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HF Sinclair. Also, we reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HF Sinclair are as follows:
•Revenues received from HF Sinclair were $438.3 million, $390.8 million and $399.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $4.5 million for the year ended December 31, 2022 and $2.6 million for each of the years ended December 31, 2021 and 2020.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $78.2 million, $61.2 million and $55.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
•HF Sinclair reimbursed us $14.7 million, $7.9 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, for expense and capital projects.
•We distributed $83.5 million in each of the years ended December 31, 2022 and 2021 and $95.2 million in the year ended December 31, 2020 to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $63.5 million and $56.2 million at December 31, 2022 and 2021, respectively.

•Accounts payable to HF Sinclair were $15.8 million and $11.7 million at December 31, 2022 and 2021, respectively.
•Revenues for the years ended December 31, 2022, 2021 and 2020 include $0.4 million, $0.4 million and $0.5 million, respectively, of shortfall payments billed to HF Sinclair in 2021, 2020 and 2019, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2021, includes $4.1 million, relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa railyards of $2.2 million for the year ended December 31, 2022 and $2.1 million for each of the years ended December 31, 2021 and 2020.
•We recorded a gain on sales-type leases with HF Sinclair of $24.7 million during the year ended December 31, 2021, and we received sales-type lease payments of $91.6 million, $28.9 million and $9.5 million from HF Sinclair that were not included in revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
•HEP and HFC reached an agreement to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s (and now HF Sinclair's) use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) HFC paid a $10 million one-time cash payment to HEP for the termination of the existing minimum volume commitment.
Contemporaneous with the closing of the Sinclair Transactions, HEP and HFC amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Note 13: Partners’ Equity, Income Allocations and Cash Distributions

At December 31, 2022, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of December 31, 2022, HEP had issued 2,413,153 units under this program, providing $82.3 million in gross proceeds. No units were issued under the program during the year ended December 31, 2022.

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

On January 20, 2023, we announced our cash distribution for the fourth quarter of 2022 of $0.35 per unit. The distribution was payable on all common units and was paid February 13, 2023, to all unitholders of record on January 30, 2023.

We paid cash distributions totaling $170.0 million, $149.4 million and $174.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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
Net income per limited partner unit is computed as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per unit data)
Net income attributable to the partners	$216,783	$214,946	$170,483
Less: Participating securities’ share in earnings	(408)	(736)	(387)
Net income attributable to common units	216,375	214,210	170,096
Weighted average limited partners' units outstanding	122,298	105,440	105,440
Limited partners' per unit interest in earnings - basic and diluted	$1.77	$2.03	$1.61

Note 15:Environmental

We expensed $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, for environmental remediation obligations. The accrued environmental liability related to environmental clean-up projects for which we have assumed liability or for which indemnity provided by HF Sinclair has expired reflected in our consolidated balance sheets was $19.5 million and $3.9 million as of December 31, 2022 and 2021, respectively, of which $17.5 million and $2.4 million, respectively, were classified as other long-term liabilities. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

Under the Omnibus Agreement and certain transportation agreements and purchase agreements with HF Sinclair and or its subsidiaries, HF Sinclair has agreed to indemnify us, subject to certain monetary and time limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and its subsidiaries and occurring or existing prior to the date of such transfers.

Note 16:Operating Segments

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two reportable operating segments: (1) pipelines and terminals and (2) refinery processing units. These segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our derivation of revenue, see Note 1.

Our pipelines and terminals segment includes our petroleum product and crude pipelines and terminal, tankage and loading rack facilities that support refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States.

Our Refinery Processing Unit segment consists of five refinery processing units at two of HF Sinclair's refining facility locations.

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

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$344,063	$301,731	$319,487
Pipelines and terminals - third-party	109,200	103,646	98,039
Refinery processing units - affiliate	94,217	89,118	80,322
Total segment revenues	$547,480	$494,495	$497,848

Segment operating income:
Pipelines and terminals(1)	$202,908	$180,965	$176,611
Refinery processing units	34,857	38,172	38,314
Total segment operating income	237,765	219,137	214,925
Unallocated general and administrative expenses	(17,003)	(12,637)	(9,989)
Interest expense	(82,560)	(53,818)	(59,424)
Interest income	91,406	29,925	10,621
Loss on early extinguishment of debt	—	—	(25,915)
Equity in earnings (losses) of unconsolidated affiliates	(260)	12,432	6,647
Gain on sales-type leases	—	24,677	33,834
Gain on sale of assets and other	668	6,179	8,691
Income before income taxes	$230,016	$225,895	$179,390

Capital Expenditures:
Pipelines and terminals	$33,071	$87,756	$59,108
Refinery processing units	5,893	2,239	175
Total capital expenditures	$38,964	$89,995	$59,283

	December 31, 2022	December 31, 2021
	(In thousands)
Identifiable assets:
Pipelines and terminals(2)	$2,152,159	$1,737,388
Refinery processing units	304,332	294,452
Other	291,011	134,027
Total identifiable assets	$2,747,502	$2,165,867
(1)Pipelines and terminals segment operating income included goodwill impairment charges of $11.0 million and $35.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

(2)Includes goodwill of $342.8 million and $223.7 million as of December 31, 2022 and 2021, respectively.

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

The following financial information presents condensed consolidating balance sheets and statements of income of the Parent, the Guarantor Subsidiaries and the Non-Guarantor subsidiaries. The information has been presented as if the Parent accounted for its ownership in the Guarantor Subsidiaries, and the Guarantor Restricted Subsidiaries accounted for the ownership of the Non-Guarantor Non-Restricted Subsidiaries, using the equity method of accounting.

As a result of the HEP Transaction, UNEV Pipeline, LLC became a 100% owned subsidiary, and it was subsequently added as a guarantor of the obligations of HEP under the Senior Notes during the second quarter of 2022. UNEV Pipeline, LLC financial information has been included in the Guarantor Subsidiaries financial information for all periods presented.

Condensed Consolidating Balance Sheet

December 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$4,454	$2,147	$—	$10,917
Accounts receivable	—	79,689	1,453	(1,339)	79,803
Prepaid and other current assets	256	12,141	356	(356)	12,397
Total current assets	4,572	96,284	3,956	(1,695)	103,117

Properties and equipment, net	—	1,388,888	—	—	1,388,888
Operating lease right-of-use assets	—	2,317	—	—	2,317
Net investment in leases	—	539,705	101,871	(101,871)	539,705
Investment in subsidiaries	2,432,767	69,754	—	(2,502,521)	—
Intangible assets, net	—	59,300	—	—	59,300
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	235,858	34,746	—	270,604
Deferred turnaround costs		24,154	—	—	24,154
Other assets	5,865	10,790	—	—	16,655
Total assets	$2,443,204	$2,769,812	$140,573	$(2,606,087)	$2,747,502

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$43,303	$545	$(1,339)	$42,509
Accrued interest	17,992	—	—	—	17,992
Deferred revenue	—	12,087	—	—	12,087
Accrued property taxes	—	5,449	—	—	5,449
Current operating lease liabilities	—	968	—	—	968
Current finance lease liabilities	—	6,560	—	(2,171)	4,389
Other current liabilities	117	1,793	520	—	2,430
Total current liabilities	18,109	70,160	1,065	(3,510)	85,824

Long-term debt	1,556,334	—	—	—	1,556,334
Noncurrent operating lease liabilities	—	1,720	—	—	1,720
Noncurrent finance lease liabilities	—	150,935	—	(88,422)	62,513
Other long-term liabilities	—	29,111	—	—	29,111
Deferred revenue	—	24,613	—	—	24,613
Class B unit	—	60,507	—	—	60,507
Equity - partners	868,760	2,432,767	69,754	(2,514,155)	857,126
Equity - noncontrolling interests	—		69,754	—	69,754
Total liabilities and partners’ equity	$2,443,203	$2,769,813	$140,573	$(2,606,087)	$2,747,502

Condensed Consolidating Balance Sheet

December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$4,227	$8,881	$—	$14,381
Accounts receivable	—	68,768	2,833	(2,702)	68,899
Prepaid and other current assets	353	10,680	304	(304)	11,033
Total current assets	1,626	83,675	12,018	(3,006)	94,313

Properties and equipment, net	—	1,329,028	—	—	1,329,028
Operating lease right-of-use assets	—	2,275	—	—	2,275
Net investment in leases	—	309,301	100,032	(100,030)	309,303
Investment in subsidiaries	1,785,024	70,437	—	(1,855,461)	—
Intangible assets, net	—	73,307	—	—	73,307
Goodwill	—	223,650	—	—	223,650
Equity method investments	—	78,873	37,505	—	116,378
Deferred turnaround costs	—	2,632	—	—	2,632
Other assets	8,118	6,863	—	—	14,981
Total assets	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$34,566	$8,416	$(2,702)	$40,280
Accrued interest	11,258	—	—	—	11,258
Deferred revenue	—	14,585	—	—	14,585
Accrued property taxes	—	4,542	—	—	4,542
Current operating lease liabilities	—	620	—	—	620
Current finance lease liabilities	—	5,566	—	(1,780)	3,786
Other current liabilities	3	1,513	265	—	1,781
Total current liabilities	11,261	61,392	8,681	(4,482)	76,852

Long-term debt	1,333,049	—	—	—	1,333,049
Noncurrent operating lease liabilities	—	2,030	—	—	2,030
Noncurrent finance lease liabilities	—	156,102	—	(91,453)	64,649
Other long-term liabilities	340	12,187	—	—	12,527
Deferred revenue	—	29,662	—	—	29,662
Class B unit	—	56,549	—	—	56,549
Equity - partners	450,118	1,785,024	70,437	(1,862,562)	443,017
Equity - noncontrolling interests	—	77,095	70,437	—	147,532
Total liabilities and partners’ equity	$1,794,768	$2,180,041	$149,555	$(1,958,497)	$2,165,867

Condensed Consolidating Statement of Income

Year Ended December 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$438,280	$—	$—	$438,280
Third parties	—	109,200	—	—	109,200
	—	547,480	—	—	547,480
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	206,945	3,678	—	210,623
Depreciation and amortization	—	99,092	—	—	99,092
General and administrative	3,777	13,226	—	—	17,003
	3,777	319,263	3,678	—	326,718
Operating income (loss)	(3,777)	228,217	(3,678)	—	220,762
Equity in earnings of subsidiaries	299,319	8,071	—	(307,390)	—
Equity in earnings of equity method investments	—	(3,585)	3,325	—	(260)
Interest expense	(78,759)	(20,296)	—	16,495	(82,560)
Interest income	—	91,406	16,495	(16,495)	91,406
Gain on sale of assets and other	—	668	—	—	668
	220,560	76,264	19,820	(307,390)	9,254
Income (loss) before income taxes	216,783	304,481	16,142	(307,390)	230,016
State income tax expense	—	(111)	—	—	(111)
Net income (loss)	216,783	304,370	16,142	(307,390)	229,905
Allocation of net income attributable to noncontrolling interests	—	(5,051)	(8,071)	—	(13,122)
Net income (loss) attributable to the Partnership	216,783	299,319	8,071	(307,390)	216,783

Condensed Consolidating Statement of Income

Year Ended December 31, 2021	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$390,849	$—	$—	$390,849
Third parties	—	103,646	—	—	103,646
	—	494,495	—	—	494,495
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	167,832	2,692	—	170,524
Depreciation and amortization	—	93,800	—	—	93,800
General and administrative	3,647	8,990	—	—	12,637
Goodwill Impairment	—	11,034	—	—	11,034
	3,647	281,656	2,692	—	287,995
Operating income (loss)	(3,647)	212,839	(2,692)	—	206,500
Equity in earnings of subsidiaries	275,558	2,532	—	(278,090)	—
Equity in earnings of equity method investments	—	8,897	3,535	—	12,432
Interest income	—	29,925	4,220	(4,220)	29,925
Interest expense	(49,864)	(8,174)	—	4,220	(53,818)
Gain on sales-type lease	—	31,778	—	(7,101)	24,677
Gain on sale of assets and other	—	6,179	—	—	6,179
	225,694	71,137	7,755	(285,191)	19,395
Income (loss) before income taxes	222,047	283,976	5,063	(285,191)	225,895
State income tax expense	—	(32)	—	—	(32)
Net income (loss)	222,047	283,944	5,063	(285,191)	225,863
Allocation of net income attributable to noncontrolling interests	—	(8,386)	(2,531)	—	(10,917)
Net income (loss) attributable to the Partnership	222,047	275,558	2,532	(285,191)	214,946

Condensed Consolidating Statement of Income

Year Ended December 31, 2020	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$399,809	$—	$—	$399,809
Third parties	—	98,039	—	—	98,039
	—	497,848	—	—	497,848
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	146,585	1,107	—	147,692
Depreciation and amortization	—	99,578	—	—	99,578
General and administrative	3,227	6,762	—	—	9,989
Goodwill Impairment	—	35,653	—	—	35,653
	3,227	288,578	1,107	—	292,912
Operating income (loss)	(3,227)	209,270	(1,107)	—	204,936
Equity in earnings (loss) of subsidiaries	254,608	219	—	(254,827)	—
Equity in earnings of equity method investments	—	5,105	1,542	—	6,647
Interest income	26	10,592	3	—	10,621
Interest expense	(55,298)	(4,126)	—	—	(59,424)
Gain on sales-type lease	—	33,834	—	—	33,834
Loss on extinguishment of debt	(25,915)	—	—	—	(25,915)
Gain on sale of assets and other	289	8,402	—	—	8,691
	173,710	54,026	1,545	(254,827)	(25,546)
Income (loss) before income taxes	170,483	263,296	438	(254,827)	179,390
State income tax expense	—	(167)	—	—	(167)
Net income (loss)	170,483	263,129	438	(254,827)	179,223
Allocation of net income attributable to noncontrolling interests	—	(8,521)	(219)	—	(8,740)
Net income (loss) attributable to the Partnership	170,483	254,608	219	(254,827)	170,483

Note 18: Osage Pipeline

On July 8, 2022, the Osage pipeline, which is owned by Osage (see Note 1) and carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings of equity method investments was reduced in the year ended December 31, 2022 by $17.6 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If our insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $9.5 million. As Osage is an equity method investment, its financial position and results are not consolidated into HEP financial statement line items. The financial impact of the Osage crude oil release is reflected on the consolidated balance sheets as a reduction in equity method investments and is reflected on the consolidated statement of income as a reduction in equity in earnings (loss) of equity method investments.

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

Item 9A.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022, at a reasonable level of assurance.
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

Item 9B.Other Information
There have been no events that occurred in the fourth quarter of 2022 that would need to be reported on Form 8-K that have not been previously reported.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

A
PART III

A

Item 10. Directors, Executive Officers and Corporate Governance

Holly Logistic Services, L.L.C. (“HLS”), the general partner of HEP Logistics Holdings, L.P. (“HEP Logistics”), our general partner, manages our operations and activities. Neither our general partner nor our directors are elected by our unitholders. Unitholders are not entitled to directly or indirectly participate in our management or operations. The sole member of HLS, which is a subsidiary of HF Sinclair, appoints the directors of HLS to serve until their death, resignation or removal.

Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are non-recourse.

Executive Officers

The following sets forth information regarding the executive officers of HLS as of February 15, 2023:

Name	Age	Position with HLS
Michael C. Jennings	57	Chief Executive Officer and President
John Harrison	44	Senior Vice President, Chief Financial Officer and Treasurer
Robert I. Jamieson	58	Senior Vice President and Chief Operating Officer
Vaishali S. Bhatia	40	Senior Vice President, General Counsel and Secretary

On January 13, 2023, the Board of Directors of HLS (the “Board”) appointed Robert I. Jamieson as Senior Vice President and Chief Operating Officer of HLS effective January 18, 2023. Mr. Jamieson is the only executive officer listed above who spends all of his professional time managing our business and affairs. The other executive officers listed above are also executive officers of HF Sinclair and devote as much of their professional time as is necessary to oversee the management of our business and affairs.

Information regarding Mr. Jennings is included below under “Directors.”

John Harrison has served as Senior Vice President, Chief Financial Officer and Treasurer of HLS since January 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HLS from October 2018 to January 2020. He has served as Vice President, Finance, Strategy and Treasurer of HF Sinclair since September 2020. Mr. Harrison previously served as Vice President, Finance, Investor Relations and Treasurer of HFC from September 2018 to September 2020. He previously served as Vice President and Treasurer of HLS and HFC from January 2017 to October 2018, Business Development Representative of HLS and HFC from April 2013 to December 2016, Assistant Treasurer of HLS and HFC from August 2012 to March 2013, Manager, Credit & Collections of HLS and HFC from March 2010 to August 2012, Supervisor, Credit & Collections of HLS and HFC from January 2007 to February 2010 and Financial Analyst of HLS and HFC from October 2005 to February 2007. Prior to joining Holly Corporation, Mr. Harrison worked in the Planning & Financial Management group at JPMorgan Chase & Co.

Robert I. Jamieson has served as Senior Vice President and Chief Operating Officer of HLS since January 2023. Mr. Jamieson previously served as Vice President, Pipeline Operations of HLS from March 2013 to January 2023. Prior to joining HLS, he held various roles of increasing responsibility in engineering and plant and pipeline operations over a 25 year period at Eagle Rock Energy Partners, L.P., Enterprise Products Partners L.P., Williams Energy Partners LP (now known as Magellan Midstream Partners, L.P.), and TC Energy Corporation (formerly known as TransCanada Corporation).

Vaishali S. Bhatia has served as Senior Vice President, General Counsel and Secretary of HLS since November 2019. She served as Chief Compliance Officer of HLS from August 2019 to January 2020, Acting General Counsel and Secretary of HLS from August 2019 to November 2019, Assistant General Counsel of HLS from May 2017 to August 2019, Assistant Secretary of HLS from January 2013 to August 2019 and Counsel of HLS from October 2011 to May 2017. Ms. Bhatia has also served as Senior Vice President, General Counsel and Secretary of HF Sinclair since November 2019. She served as Chief Compliance Officer of HFC from August 2019 to January 2020, Acting General Counsel and Secretary of HFC from August 2019 to November 2019, Assistant General Counsel of HFC from May 2017 to August 2019, Assistant Secretary of HFC from May 2012 to August 2019 and Counsel of HFC from October 2011 to May 2017. Prior to joining HFC, Ms. Bhatia was an associate at Jones Day.

A
Board Leadership Structure

The Board is responsible for selecting the Board leadership structure that is in the best interest of HLS and HEP. Currently, Mr. Jennings serves as Chairperson of the Board and as the Chief Executive Officer and President of HLS. Independent directors and management have different perspectives and roles in strategy development. The independent directors on the Board bring experience, oversight and expertise from outside HLS, HEP and the industry, while the Chief Executive Officer brings HLS and HEP experience and expertise. The Board believes the combined role of Chairperson of the Board and Chief Executive Officer working with the lead independent director (the “Presiding Director”), is in the best interest of unitholders at this time because the combined role for HLS provides balance between strategy development and independent oversight of management, both of which are particularly useful in HLS’s role as general partner.

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

Presiding Director
Larry R. Baldwin, an independent director, was appointed by the non-employee directors of HLS to serve as the Presiding Director of the Board. The Presiding Director has the following responsibilities:

•presiding at all executive sessions of the non-employee directors of the Board;

•consulting with management on Board and committee meeting agendas;

•facilitating teamwork and communication between the non-employee directors and management; and

•acting as a liaison in appropriate instances between management and the non-employee directors, including advising the Chairperson of the Board and Chief Executive Officer on the efficiency of the Board meetings

Persons wishing to communicate with the non-employee directors are invited to email the Presiding Director at presiding.director.HEP@hollyenergy.com or write to: Larry R. Baldwin, Presiding Director, c/o Secretary, Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507. Communications to the Board generally may be sent by certified mail to Holly Logistic Services, L.L.C., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507, Attention: Secretary. The Secretary will forward all communication to the appropriate director or directors, other than those communications that are merely solicitations for products or services or relate to matters that are of a type that are clearly improper or irrelevant to the functioning of the Board or the business and affairs of HLS and HEP.
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

A
•The Conflicts Committee oversees specific matters that it or the Board believes may involve conflicts of interest with HF Sinclair.

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

Director Qualifications

The Board believes that it is necessary for each of HLS’s directors to possess a range of relevant skills, expertise, knowledge and diversity of opinion. When searching for new candidates, the sole member of HLS considers the evolving needs of the Board and searches for candidates that fill any current or anticipated future needs. The Board also believes that all directors must possess a considerable amount of business management, business leadership and educational experience. In evaluating the suitability of individual director candidates, the sole member of HLS first considers a candidate’s management experience and then considers issues of judgment, background, stature, conflicts of interest, integrity, ethics, industry knowledge, ability to commit adequate time to the Board, and commitment to the goal of maximizing unitholder value. The sole member of HLS also considers diversity of race, gender expression and identity, age, sexual orientation, ethnicity, knowledge, experience, viewpoints, geography, and other demographics. In considering candidates for the Board, the sole member of HLS considers the entirety of each candidate’s credentials in the context of these standards. All our directors bring to the Board executive leadership experience derived from their service in many areas.

Pursuant to the Governance Guidelines of HLS and HEP, a director must submit his or her resignation to the Board on the date on which the director will attain the age of 75 or greater. If the resignation is accepted by the Board, the resignation will be effective no later than 12 months from when it was submitted.

Director Independence

The Board has determined that Larry R. Baldwin, Christine B. LaFollette, James H. Lee and Eric L. Mattson meet the applicable criteria for independence under the currently applicable rules of the New York Stock Exchange (“NYSE”). Mr. Jennings is not independent because he is an officer of HLS and an employee of HF Sinclair. Mr. Petersen is not independent because he provided certain consulting services to HF Sinclair in 2022 pursuant to a consulting agreement he entered into with HF Sinclair on the closing of the Sinclair Transactions and received compensation for his services in the aggregate amount of $120,000. Mr. Petersen’s consulting agreement expired in October 2022 according to its terms and was approved by the Audit Committee as a related party transaction under Item 404(a) of Regulation S-K.

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

Compensation Committee. The Compensation Committee of HLS is currently composed of four directors, Messrs. Jennings, Lee and Petersen and Ms. LaFollette. The Board has determined that Mr. Lee and Ms. LaFollette are “independent” as defined by the NYSE listing standards. Because we are a master limited partnership, Rule 303A.05 of the NYSE Listed Company Manual, which requires a publicly traded company to have a compensation committee composed entirely of independent directors, does not apply to us.

A
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

The Board, Its Committees and Director Compensation

Directors

Currently, the Board consists of six directors.
_____________________________________________________________________________________________

Michael C. Jennings     Director since October 2011. Age 57.

Principal Occupation:    Chief Executive Officer and President of HLS and Chief Executive Officer of HF Sinclair.

Business Experience:    Mr. Jennings has served as Chief Executive Officer of HLS since January 2020 and as President of HLS since September 2022. He has served as the Chairperson of the Board of HLS since November 2017. Mr. Jennings previously served as Chief Executive Officer of HLS from January 2014 to November 2016 and as President of HLS from October 2015 to February 2016. Mr. Jennings has served as Chief Executive Officer of HF Sinclair since January 2020. Mr. Jennings also served as President of HFC from January 2020 to November 2021, as Executive Vice President of HFC from November 2019 to January 2020, as Executive Chairman of HFC from January 2016 to January 2017 and as the Chief Executive Officer and President of HFC from the merger of Holly Corporation and Frontier Oil Corporation in July 2011 to January 2016. Mr. Jennings previously served as the President and Chief Executive Officer of Frontier Oil Corporation from 2009 until the merger in July 2011 and as the Executive Vice President and Chief Financial Officer of Frontier Oil Corporation from 2005 to 2009.

Additional Directorships:    Mr. Jennings currently serves as a director of HF Sinclair. Mr. Jennings served as Chairperson of the Board of HFC from January 2017 to February 2019 and January 2013 to January 2016. Mr. Jennings served as a director of FTS International, Inc. from January 2019 to November 2020, as a director and Chairman of the Board of Montage Resources and its predecessor entities from May 2016 to November 2019, and as a director of ION Geophysical Corporation from December 2010 until February 2019. He served as a director of Frontier Oil Corporation from 2008 until the merger in July 2011 and as Chairman of the board of directors of Frontier Oil Corporation from 2010 until the merger in July 2011.

Qualifications:    Mr. Jennings provides valuable and extensive industry knowledge and experience. His knowledge of the day-to-day operations of HF Sinclair is a significant resource for the Board and facilitates discussions between the Board and HF Sinclair management.
_____________________________________________________________________________________________

Larry R. Baldwin    Director since May 2016. Age 70.

Principal Occupation:    Former Partner at Deloitte LLP.

Business Experience:    Mr. Baldwin was employed for 41 years as an auditor by Deloitte LLP and predecessor firms, including 31 years as a partner, prior to retiring from such position in May 2015. While he was a partner at Deloitte LLP, Mr. Baldwin held a number of practice management positions.

A
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
_____________________________________________________________________________________________

Christine B. LaFollette     Director since March 2018. Age 70.

Principal Occupation:    Partner Emeritus at Akin Gump Strauss Hauer & Feld LLP.

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

James H. Lee         Director since November 2017. Age 74.

Principal Occupation:    Managing General Partner and Principal Owner of Lee, Hite & Wisda Ltd.

Business Experience:    Mr. Lee has served as the Managing General Partner of Lee, Hite & Wisda Ltd., a private company with investments in oil and gas working, royalty and mineral interests, since founding the firm in 1984.

Additional Directorships:    Mr. Lee currently serves as a director of HF Sinclair. He served as a director of Frontier Oil Corporation from 2000 until July 2011.

Qualifications:    Mr. Lee brings to the Board his extensive experience as a consultant and investor in the oil and gas industry, which provides him with significant insights into relevant industry issues.
_____________________________________________________________________________________

Eric L. Mattson         Director since March 2018. Age 71.

Principal Occupation:    Former Executive Vice President, Finance of Select Energy Services, Inc.

Business Experience:    Mr. Mattson served as Executive Vice President, Finance of Select Energy Services, Inc., a provider of total water solutions to the U.S. unconventional oil and gas industry, from November 2016 until his retirement in March 2018 and served as Executive Vice President and Chief Financial Officer of Select Energy Services, Inc. from November 2008 through January 2016. Prior to that, Mr. Mattson served as Senior Vice President and Chief Financial Officer of VeriCenter, Inc., a private provider of managed hosting services, from 2003 until its acquisition in August 2007. Mr. Mattson worked as an independent consultant from November 2002 to October 2003. Mr. Mattson served as the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, from September 1999 until November 2002. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries. Mr. Mattson joined Baker International, Inc. in 1980, and served in a number of capacities, including Treasurer, prior to the merger of Baker International, Inc. and Hughes Tool Company in 1987, at which time he became Vice President and Treasurer of Baker Hughes, Inc., a position he held until 1993.

A
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
_____________________________________________________________________________________________

Mark A. Petersen Director since March 2022. Age 61.

Principal Occupation: Former Vice President, Transportation of Sinclair Oil LLC (formerly known as Sinclair Oil Corporation) and former Director and President of each of Sinclair Trucking Company LLC and Sinclair Transportation.

Business Experience: Mr. Petersen served as Vice President, Transportation of Sinclair Oil LLC from January 2010 until the acquisition of Sinclair Oil LLC by HF Sinclair in March 2022 and Director and President of each of Sinclair Trucking Company LLC and Sinclair Transportation from August 2009 until the acquisition of Sinclair Trucking Company LLC by HF Sinclair and the acquisition of Sinclair Transportation by HEP, in each case, in March 2022. He also previously served as an officer and director of certain other Sinclair Transportation subsidiaries and joint ventures. Mr. Petersen first joined Sinclair in 1989 as a Project Engineer and held roles of increasing responsibility thereafter.

Qualifications:    Mr. Petersen brings extensive experience in the midstream sector and significant experience leading pipeline and terminal facility expansions and acquisitions to the Board.

Unitholders Agreement:    Pursuant to the Unitholders Agreement (as defined below), REH Company nominated Mark Petersen for service as the REH Company designee on the Board. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Party Transactions with REH Company" for a discussion of the terms of Mr. Petersen's appointment pursuant to the Unitholders Agreement.

_____________________________________________________________________________________________

None of our directors reported any litigation for the period from 2013 to 2023 that is required to be reported in this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

The Board

Under the HLS Governance Guidelines, Board members are expected to prepare for, attend and participate in all meetings of the Board and Board committees on which they serve. During 2022, the Board held eleven meetings. Each director attended at least 75% of the total number of meetings of the Board and committees on which he or she served.

Board Committees

The Board currently has three standing committees:

•an Audit Committee;
•a Compensation Committee; and
•a Conflicts Committee.

Each of these committees operates under a written charter adopted by the Board.

During 2022, the Audit Committee held twelve meetings, the Conflicts Committee held five meetings, and the Compensation Committee held four meetings.

A

The Board appoints committee members annually. The following table sets forth the current composition of our committees:

Name	Audit Committee	Compensation Committee	Conflicts Committee
Larry R. Baldwin	x (Chair)		x
Michael C. Jennings		x (1)
Christine B. LaFollette		x (Chair)	x
James H. Lee	x	x
Eric L. Mattson	x		x (Chair)
Mark A. Petersen		x

(1) Mr. Jennings served as Chairperson of the Compensation Committee for a portion of 2022 from January 1, 2022 to April 27, 2022.

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

•reviewing and discussing with the internal auditor any issues that the internal auditor believes warrant the Audit Committee’s attention, any significant reports to management prepared by the internal auditor and any responses from management;

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

A

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

Conflicts Committee

The functions of the Conflicts Committee include reviewing specific matters that the Board or the Conflicts Committee believes may involve conflicts of interest with HF Sinclair. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to HEP. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, the Conflicts Committee reviews the adequacy of the Conflicts Committee charter on an annual basis.

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

In January 2018, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as the compensation consultant, to provide advice relating to executive, non-employee director compensation, including benchmarking of the compensation peer group for non-employee director compensation, and employee long-term equity incentive awards. At the time the Compensation Committee selected Meridian as its independent compensation consultant, and during the first quarter of every year since engaging Meridian, the Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to HLS or us, the fees paid by us to Meridian as a percentage of Meridian’s total revenues, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the Compensation Committee, HLS and us, any personal or business relationship between Meridian and a member of the Compensation Committee or one of HLS’s executive officers and whether Meridian owned any of our common units. In addition to the foregoing, the Compensation Committee annually receives an independence letter from Meridian, as well as other documentation addressing the firm’s independence. Meridian reports exclusively to the Compensation Committee and does not provide any additional services to HLS or us. The Compensation

A
Committee has discussed these considerations and has concluded that Meridian is independent and that neither we nor HLS have any conflicts of interest with Meridian.

Report of the Audit Committee for the Year Ended December 31, 2022

Management of Holly Logistic Services, L.L.C. is responsible for Holly Energy Partners, L.P.’s system of internal controls over financial reporting. The Audit Committee selected, and the Board approved the selection of, Ernst & Young LLP as Holly Energy Partners, L.P.’s independent registered public accounting firm to audit the books, records and accounts of Holly Energy Partners, L.P. for the year ended December 31, 2022. Ernst & Young LLP is responsible for performing an independent audit of Holly Energy Partners, L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue a report thereon. The Audit Committee also is responsible for selecting, engaging and overseeing the work of the independent registered public accounting firm, which reports directly to the Audit Committee, and evaluating its qualifications and performance. Among other things, to fulfill its responsibilities, the Audit Committee:

•reviewed and discussed Holly Energy Partners, L.P.’s quarterly unaudited consolidated financial statements and its audited annual consolidated financial statements for the year ended December 31, 2022 with management and Ernst & Young LLP, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements, including those in management’s discussion and analysis thereof;

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of Holly Energy Partners, L.P. for the year ended December 31, 2022 be included in Holly Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2022 for filing with the SEC.

Members of the Audit Committee:
Larry R. Baldwin, Chairperson
James H. Lee
Eric L. Mattson

A

Director Compensation

The Compensation Committee annually evaluates the compensation program for members of the Board who are not officers or employees of HLS or HF Sinclair (“non-employee directors”). Directors who also serve as officers or employees of HLS or HF Sinclair do not receive additional compensation for serving on the Board. We reimburse directors for all reasonable expenses incurred in attending Board and Board committee meetings and director continuing education sessions upon submission of appropriate documentation. No meeting fees are paid for Board or Board committee meetings.

For 2022, non-employee directors were entitled to receive an annual cash retainer, payable in cash, in addition to an annual equity retainer in the form of an award of phantom units described in the table below.

Larry R. Baldwin has served as Presiding Director of HLS since February 2020 when Mr. Jennings, Chairperson of the Board of HLS, became an executive officer of HF Sinclair and HLS. As an executive officer of HF Sinclair and HLS, Mr. Jennings does not receive any compensation for his service on the Board.

In October 2022, the Board approved non-employee director compensation for 2023. There were no changes from 2022. The awards that were granted in October 2022 (for 2023 services) were in the form of phantom units.

	Compensation in 2022	Compensation in 2023
Annual cash retainer	$100,000	$100,000
Annual cash retainer for the Presiding Director	$25,000	$25,000
Annual equity retainer (1)	$115,000	$115,000
Annual cash retainer for the Chairperson of the Board (2)	$75,000	$75,000
Annual cash retainer for Chairperson of committees (2)	$25,000	$25,000
__________________

(1)
The annual award is comprised of a number of phantom units equal to the annual equity retainer divided by the closing price of a common unit on the date of grant, with the number of phantom units rounded up in the case of fractional shares.

(2)
As an executive officer of HF Sinclair and HLS, Mr. Jennings does not receive any compensation for serving as Chairperson of the Board and did not receive any compensation for the portion of the 2022 fiscal year during which he served as Chairperson of the Compensation Committee of HLS.

Annual Equity Awards

Non-employee directors receive an annual equity award grant under the Holly Energy Partners, L.P. Amended and Restated Long-Term Incentive Plan (the “Long-Term Incentive Plan”) in the form of phantom units, with the number of awards calculated as described above. Continued service on the Board through the vesting date, which is approximately one year following the date of grant, is required for the awards to vest. Vesting of all unvested units will accelerate upon a change in control of HF Sinclair, HLS, HEP or HEP Logistics. In addition, vesting of unvested units will accelerate on a pro-rata basis upon the director’s death, total and permanent disability or retirement. Directors are entitled to receive all distribution equivalents paid with respect to outstanding awards, and these distribution equivalents are paid at approximately the same time as distributions are paid on our common units. The distribution equivalents are not subject to forfeiture.

Non-Qualified Deferred Compensation

Non-employee directors are eligible to participate in the HF Sinclair Corporation Executive Nonqualified Deferred Compensation Plan, which is not tax-qualified under Section 401 of the Internal Revenue Code and allows participants to defer receipt of certain compensation (the “NQDC Plan”). The NQDC Plan allows non-employee directors the ability to defer up to 100% of their cash retainers for a calendar year. Participating directors have full discretion over how their contributions to the NQDC Plan are invested among the investment options. Earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HF Sinclair subsidizes a participant’s earnings under the NQDC Plan.

A
Mr. Petersen was the only non-employee director who participated in the NQDC Plan in 2022. For additional information on the NQDC Plan, see “Compensation Discussion and Analysis–Overview of 2022 Executive Compensation Components and Decisions–Retirement and Benefit Plans–Deferred Compensation Plan” and the narrative preceding the “Nonqualified Deferred Compensation Table.”

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

As of December 31, 2022, all of our then-current directors were in compliance with the unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

All of our directors are subject to our Insider Trading Policy, which, among other things, prohibits directors from entering into short sales or hedging or pledging our common units and HF Sinclair common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits directors and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HF Sinclair securities (or derivatives thereof), including through, among other mechanisms, the purchase of financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds) or other transactions that are designed to hedge or offset any decrease in the market value of our securities. Additionally, all employees, including our named executive officers, are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Director Compensation Table

The table below sets forth the compensation earned in 2022 by each of the non-employee directors of HLS:

Name (1)	Fees Earned or Paid in Cash	Unit Awards (2) (3)	Total
Larry R. Baldwin	$150,000	$115,005	$265,005
Christine B. LaFollette	$116,896	$115,005	$231,901
James H. Lee	$100,000	$115,005	$215,005
Eric L. Mattson	$125,000	$115,005	$240,005
Mark A. Petersen (3)	$79,722	$190,043	$269,765
__________________

(1)     Mr. Jennings is not included in this table because he received no additional compensation for his service on the Board during 2022, since he was an executive officer of HF Sinclair and HLS. The compensation paid by HF Sinclair to Mr. Jennings in 2022 will be shown in HF Sinclair’s 2023 Proxy Statement. A portion of the compensation paid to Mr. Jennings by HF Sinclair in 2022 is allocated to the services he performed for us in his capacity as an executive officer of HLS and is disclosed in the “Summary Compensation Table” below.

(2)    With the exception of Mr. Petersen, reflects the aggregate grant date fair value of 6,150 phantom units granted to the non-employee directors on October 25, 2022 (the "2023 Director Awards"), computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2022, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

A
Because the 2023 Director Awards were granted during 2022, they are reported in the "Unit Awards" column of the Director Compensation Table for 2022 rather than 2023 in accordance with SEC rules. The annual phantom unit awards for the 2022 fiscal year were granted on October 27, 2021 and were reported in the "Unit Awards" column of the Director Compensation Table for 2021 rather than 2022 in accordance with SEC rules.

The 2023 Director Awards vest on December 1, 2023, subject to continued service on the Board. As of December 31, 2022, these are the only phantom units held by our non-employee directors. For additional information regarding the annual phantom unit grants, please refer to the "Director Compensation" narrative above.

(3)    Mr. Petersen was appointed to the HLS Board on March 15, 2022. He received a pro-rated cash retainer for the portion of the 2022 fiscal year that he served as a non-employee director of HLS, all of which he elected to defer pursuant to the NQDC Plan described above under "NonQualified Deferred Compensation Plan." There are no earnings reported for Mr. Petersen for any portion of the 2022 year with respect to the NQDC Plan, as no earnings are deemed to be above-market or preferential for that plan. Subsequent to Mr. Petersen's appointment, on April 27, 2022, he received a pro-rated equity award of 4,313 phantom units that vested on December 1, 2022 to compensate him for the portion of the 2022 fiscal year that he served as a non-employee director of HLS (the "Pro-rated 2022 Director Award"). On October 25, 2022, Mr. Petersen also received a 2023 Director Award for the 2023 fiscal year. Therefore, the amount reported for Mr. Petersen in the "Unit Awards" column in the table above reflects the aggregate grant date fair value of this Pro-rated 2022 Director Award and his 2023 Director Award, each computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"), determined without regard to forfeitures.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our compensation objectives and policies for the HLS executive officers who are our “Named Executive Officers” for 2022 to the extent the Compensation Committee and the Board, or our Chief Executive Officer determines the compensation of these individuals and about the compensation for our other Named Executive Officers that is allocated to us pursuant to Compensation Committee action or SEC rules. In addition, the Compensation Discussion and Analysis is intended to place in perspective the information contained in the executive compensation tables that follow this discussion and provide a description of our policies relating to reimbursement to HF Sinclair and HLS for compensation expenses.

Overview

We are managed by HLS, the general partner of HEP Logistics, our general partner. HLS is a subsidiary of HF Sinclair. The employees providing services to us are either provided by HLS, which utilizes people employed by HF Sinclair to perform services for us, or seconded to us by subsidiaries of HF Sinclair, as we do not have any employees.

For 2022, our “Named Executive Officers” were:

Name	Position with HLS in 2022
Michael C. Jennings	Chief Executive Officer and President
John Harrison	Senior Vice President, Chief Financial Officer and Treasurer
Vaishali S. Bhatia	Senior Vice President, General Counsel and Secretary
Mark T. Cunningham(1)	Former Senior Vice President, Operations and Engineering
Richard L. Voliva III(2)	Former President

(1)    Mr. Cunningham retired as Senior Vice President, Operations and Engineering of HLS effective February 18, 2022 (referred to herein as his “Retirement”). See the section below titled “Potential Payments Upon Termination or Change in Control - Retirement & Consulting Arrangements with Mr. Cunningham” for additional information regarding his

A
Retirement. Although he was no longer employed at the end of the 2022 year, he is still deemed to be a Named Executive Officer pursuant to SEC disclosure rules.

(2)    HLS and Richard L. Voliva III, President of HLS, agreed to a mutual separation effective September 15, 2022. As a result of Mr. Voliva's separation, the Board appointed Michael C. Jennings as President of HLS, effective as of September 15, 2022. See the section below titled "Potential Payments Upon Termination or Change in Control - Mutual Separation Agreement with Mr. Voliva" for additional information regarding his separation. Although he was no longer employed at the end of the 2022 year, he is still deemed to be a Named Executive Officer pursuant to SEC disclosure rules.

During the period of their employment during 2022, certain of our Named Executive Officers were also officers of HF Sinclair or provided services to HF Sinclair. During 2022:

•Prior to his Retirement, Mr. Cunningham spent all of his professional time managing our business and affairs and did not provide any services to HF Sinclair.
•Messrs. Jennings and Harrison and Ms. Bhatia, and prior to his separation, Mr. Voliva, who we generally refer to as the “HF Sinclair Shared Officers,” also served as executive officers of HF Sinclair and devoted as much of their professional time as was necessary to oversee the management of our business and affairs. All compensation paid to such executive officers by HF Sinclair is paid and determined by HF Sinclair, without input from the Compensation Committee. For 2022, Mr. Voliva was the only HF Sinclair Shared Officer that received direct compensation from us as discussed below.

As noted above, Mr. Jamieson was appointed to the position of Senior Vice President and Chief Operating Officer during the 2023 year and is listed as an executive officer in other sections of this annual report. However, due to the timing of his appointment, he is not deemed to be a Named Executive Officer for the 2022 year.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board are Messrs. Jennings, Lee and Petersen and Ms. LaFollette. Mr. Jennings also serves as the Chief Executive Officer and President of HLS. Mr. Petersen was nominated to serve on the Board by REH Company pursuant to the terms of the Unitholders Agreement and provided consulting services to HF Sinclair in 2022 pursuant to the terms of a consulting agreement with HF Sinclair, each of which are discussed in detail under Item 13 of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” With the exception of the relationships disclosed for Mr. Petersen, none of the members who served on the Compensation Committee at any time during 2022 had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions, and Director Independence.” No executive officer of HLS served as a member of the compensation committee of another entity that had an executive officer serving as a member of our Board or our Compensation Committee. No executive officer of HLS served as a member of the board of another entity that had an executive officer serving as a member of our Compensation Committee, except that Mr. Jennings also serves as the Chief Executive Officer of HF Sinclair.

Fees and Reimbursements for Compensation of Named Executive Officers

•Administrative Fee Covers HF Sinclair Shared Officers. Under the terms of the Omnibus Agreement we pay an annual administrative fee to HF Sinclair (currently $5.0 million) for the provision of general and administrative services for our benefit, which may be increased or decreased as permitted under the Omnibus Agreement. The administrative services covered by the Omnibus Agreement include, without limitation, the costs of corporate services provided to us by HF Sinclair such as accounting, tax, information technology, human resources, in-house legal support and office space, furnishings and equipment. None of the services covered by the administrative fee are assigned any particular value individually. Although the administrative fee covers the services provided to us by the Named Executive Officers who are HF Sinclair Shared Officers, no portion of the administrative fee is specifically allocated to services provided by those Named Executive Officers to us. Rather, the administrative fee generally covers services provided to us by HF Sinclair and, except as described below, there is no reimbursement by us for the specific costs of such services. Typically we reflect our allocated amounts into cash compensation columns of the Summary Compensation Table, namely within the Base Salary column. For the 2022 year, the portion of compensation for certain Named Executive Officers exceeded base salaries, so there was a portion of compensation allocations that were reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table reflecting amounts earned pursuant to the HF Sinclair annual incentive bonus plan. A discussion

A
of the non-equity incentive compensation payable by HF Sinclair will be disclosed in HF Sinclair’s 2023 Proxy Statement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for additional discussion of our relationships and transactions with HF Sinclair.

•Reimbursements for Compensation of Dedicated HLS Officers. Under the Omnibus Agreement, we also reimburse HF Sinclair for certain expenses incurred on our behalf, such as for salaries and employee benefits for certain personnel employed by HF Sinclair who perform services for us on behalf of HLS, including the dedicated HLS officers, as described in greater detail below. The partnership agreement provides that our general partner will determine the expenses that are allocable to us. In 2022, we reimbursed HF Sinclair for 100% of the compensation expenses incurred by HF Sinclair for salary, bonus, retirement and other benefits provided to Mr. Cunningham. With respect to equity compensation paid by us to Mr. Cunningham and Mr. Voliva, HLS purchases the units delivered pursuant to awards under our Long-Term Incentive Plan, and we reimburse HLS for the purchase price of the units.

Compensation Decisions for Dedicated HLS Officers

•Generally. The Compensation Committee, pursuant to its charter, determines cash and bonus compensation only for HLS’s Chief Executive Officer, President or Chief Financial Officer if such officers are solely dedicated to HLS and are not HF Sinclair Shared Officers. During 2022, HLS’s Chief Executive Officer, President and Chief Financial Officer were HF Sinclair Shared Officers, and as a result, the Compensation Committee did not set cash and bonus compensation for any executive officer. For 2022, the Compensation Committee made compensation recommendations, which were subsequently approved by the Board, for Mr. Cunningham only with respect to the terms of his consulting arrangement with HLS following his Retirement. The terms of Mr. Cunningham's consulting arrangement with HLS are described in the section below titled "Potential Payments Upon Termination or Change in Control - Retirement & Consulting Arrangements with Mr. Cunningham." All other compensation provided to Mr. Cunningham for 2022, other than with respect to pension and retirement benefits as described below, was determined by the Chief Executive Officer and President of HLS and is reported, in accordance with SEC rules, in the tables that follow.

•Pension and Retirement Benefits. The Compensation Committee does not review or approve pension or retirement benefits for any of the Named Executive Officers. Rather, all pension and retirement benefits provided to the executives are the same pension and retirement benefits that are provided to employees of HF Sinclair generally, and such benefits are sponsored and administered entirely by HF Sinclair without input from HLS or the Compensation Committee. The pension and retirement benefits provided to Mr. Cunningham in 2022 are described below and were charged to us monthly in accordance with the Omnibus Agreement.

Allocation of Compensation and Compensation Decisions for HF Sinclair Shared Officers

•Generally. HF Sinclair makes all decisions regarding the compensation paid to the HF Sinclair Shared Officers, which compensation is covered by the administrative fee under the Omnibus Agreement (and therefore not subject to reimbursement by us); however, in accordance with SEC rules, for purposes of these disclosures, a portion of the compensation paid by HF Sinclair to the HF Sinclair Shared Officers for 2022 is allocated to the services they performed for us during 2022. The allocation was made based on the assumption that each of Messrs. Jennings and Harrison and Ms. Bhatia, and Mr. Voliva, prior to his separation, spent, in the aggregate, the following percentage of his or her professional time on our business and affairs in 2022:

Name	Percentage of Time
Michael C. Jennings	25%
John Harrison	25%
Richard L. Voliva III	35%
Vaishali S. Bhatia	25%

Because HF Sinclair made all decisions regarding the compensation paid to Messrs. Jennings, Voliva and Harrison and Ms. Bhatia for 2022, except for the decision regarding Mr. Voliva’s participation in HEP’s annual cash incentive program as a result of his expanded responsibilities with HLS and HEP in 2022, those decisions are not discussed in this Compensation Discussion and Analysis. The total compensation paid by HF Sinclair to Messrs. Jennings and Voliva and Ms. Bhatia in 2022 will be

A
disclosed in HF Sinclair ’s 2023 Proxy Statement. The compensation paid by HF Sinclair to Mr. Harrison is discussed and disclosed in the tables that follow.

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

In the fourth quarter of 2021, the Compensation Committee, with the assistance of the Chief Executive Officer and President, reviewed the consulting arrangement for Mr. Cunningham with a goal of retaining his expertise to facilitate an orderly transition of his responsibilities following his Retirement. In addition, in the fourth quarter of 2021, the Chief Executive Officer reviewed the contributions and responsibilities of Mr. Voliva, and made the decision that Mr. Voliva would participate in HEP’s annual incentive cash compensation program for 2022 in light of his increased responsibilities for HLS and HEP following Mr. Cunningham’s Retirement.

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

The Compensation Committee generally makes compensation decisions for a given fiscal year in the fourth quarter of the prior year. The Compensation Consultant does not have authority to determine the ultimate compensation paid to executive officers or non-employee directors, and the Compensation Committee is under no obligation to utilize the information provided by the Compensation Consultant when making compensation decisions. The Compensation Consultant provides external context and other input to the Compensation Committee prior to the Compensation Committee approving salaries and fees, awarding bonuses and equity compensation or establishing awards for the upcoming year. Meridian provided information and advice to the Compensation Committee in 2021 and 2022 with respect to matters related to executive compensation related trends, regulatory and legislative developments, review of the compensation benchmarking peer group and performance peer group for long-term incentive plan performance comparisons, benchmarking of non-employee director compensation, and development of a severance pay plan. The Compensation Committee is aware that Meridian is also providing similar services to the compensation committee at HF Sinclair but our Compensation Committee manages its relationship with Meridian independently of the relationship that Meridian has with the HF Sinclair compensation committee. The aggregate amount of fees HLS paid to Meridian for the services it engaged Meridian to perform during the 2022 fiscal year was approximately $26,213. The aggregate amount of fees HF Sinclair paid to Meridian for the services it engaged Meridian to perform during the 2022 fiscal year was approximately $278,686.

The Compensation Committee, pursuant to its charter, determines cash and annual incentive compensation for only HLS’s Chief Executive Officer, President or Chief Financial Officer, if such officers are solely dedicated to HLS and are not HF Sinclair Shared Officers. For all HLS officers who are eligible to receive equity awards under HEP’s equity plans, the Compensation Committee will review and recommend to the Board for approval, long-term equity incentive compensation.

Review of Market Data

Market pay levels are one of many factors considered by the Compensation Committee in setting equity compensation for the Named Executive Officers. In 2021, the Compensation Committee reviewed comparison data provided by the Compensation Consultant with respect to annual incentive levels and long-term incentive levels as one point of reference in evaluating the reasonableness and competitiveness of the incentive compensation paid to our executive officers as compared to companies

A
with which we compete for executive talent. In addition, the Compensation Committee reviewed such data to evaluate whether our incentive compensation reflects practices of comparable companies of generally similar size and scope of operations. The Compensation Consultant obtained market information primarily from SEC filings of publicly traded companies that the Compensation Consultant and the Compensation Committee consider appropriate peer group companies and, from time to time, from published compensation surveys (such as the Liquid Pipeline Roundtable Compensation Survey). The purpose of the peer group is to provide a frame of reference with respect to executive equity compensation at companies of generally comparable size and scope of operations, rather than to set specific benchmarks for the compensation provided to the Named Executive Officers. We select peer group companies that we believe provide relevant data points for our consideration.

The peer group used in determining 2022 equity compensation included the following companies, which are representative of the companies with which we compete for talent:

Antero Midstream Corporation	Enable Midstream Partners, LP
Black Stone Minerals, L.P.	EnLink Midstream, LLC
Callon Petroleum Company	Phillips 66 Partners LP
Centennial Resource Development, Inc.	Shell Midstream Partners, L.P.
Crestwood Equity Partners LP	Summit Midstream Partners, LP
Delek Logistics Partners, LP

The peer group used for 2022 compensation was reduced by one company from the peer group used with respect to 2021 compensation due to merger activity and recommendations from the Compensation Consultant.

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

Role of Named Executive Officers in Determining Executive Compensation

In making executive equity compensation decisions for Named Executive Officers that are solely dedicated to HLS, the Compensation Committee typically reviews the total compensation provided in the prior year, overall performance and market data provided by the Compensation Consultant. The Compensation Committee also considers recommendations by the Chief Executive Officer and President and other factors in determining the appropriate final equity compensation amounts to recommend to the Board.

Various members of management facilitate the Compensation Committee’s consideration of equity compensation for Named Executive Officers by providing data for the Compensation Committee’s review. This data includes, but is not limited to, performance evaluations, performance-based compensation provided to the Named Executive Officers in previous years, tax-related considerations and accounting-related considerations. Given the day-to-day familiarity that management has with the work performed, the Compensation Committee values management’s recommendations, although no Named Executive Officer has authority to determine or comment on compensation decisions directly related to himself or herself. Due to the planned transition of his responsibilities effective January 1, 2022 in preparation for his Retirement, no long-term equity compensation was recommended for Mr. Cunningham for 2022. To assist with the orderly transition of Mr. Cunningham’s responsibilities following his Retirement, management recommended and the Compensation Committee reviewed and made a recommendation to the Board, which subsequently approved, the terms of a consulting arrangement between HLS and Mr. Cunningham for a period of 12 months commencing on February 19, 2022. See the section below titled “Potential Payments Upon Termination or Change in Control - Retirement & Consulting Arrangements with Mr. Cunningham” for a discussion of the terms of Mr. Cunningham’s consulting arrangement with HLS.

In the fourth quarter of 2021, the Chief Executive Officer and President were separate individuals. The Chief Executive Officer set 2022 compensation for his direct reports who were solely dedicated to HLS and who did not serve as President of HLS, and the President set 2022 compensation for his direct reports who were solely dedicated to HLS and who did not serve as Chief Financial Officer of HLS. In September 2022, the Board delegated authority to the Chief Executive Officer to negotiate, and to a subcommittee of the Compensation Committee to approve, the final terms of Mr. Voliva’s mutual separation agreement,

A
specifically as it related to accelerated vesting of his outstanding phantom unit award and 2022 annual cash incentive bonus, each of which are discussed further below.

Overview of 2022 Executive Compensation Components and Decisions

Mr. Cunningham was the only Named Executive Officer solely dedicated to HLS during 2022. In addition to the consulting compensation and accelerated vesting of long-term equity incentive compensation described further below in the section titled “Potential Payments Upon Termination or Change in Control - Retirement & Consulting Arrangements with Mr. Cunningham” the components of compensation received by Mr. Cunningham in 2022 are as follows:

•base salary;
•annual incentive cash bonus compensation;
•severance and change in control benefits;
•health and retirement benefits; and
•perquisites.

Each of these components is described in further detail in the narratives and/or tables that follow.

In addition, in the fourth quarter of 2021, the Chief Executive Officer reviewed the contributions and responsibilities of Mr. Voliva, then President of HLS and an HF Sinclair Shared Officer, and determined that Mr. Voliva would participate in HEP’s annual incentive cash bonus compensation program for 2022 in light of his increased responsibilities for HLS and HEP following Mr. Cunningham’s Retirement. The terms of Mr. Voliva’s annual incentive cash bonus award and the determination of his final payout upon his separation are discussed below in the section titled “Annual Incentive Cash Bonus Compensation.”

Base Salary

Base salary for Mr. Cunningham for 2022 was determined by the then-current President of HLS in the fourth quarter of 2021. The President considered Mr. Cunningham’s position, performance in 2021, and the forthcoming transition of his responsibilities to four different individuals at HLS, effective January 1, 2022, in preparation for his Retirement. Following a review of the various factors listed above, Mr. Cunningham’s 2022 base salary remained unchanged from 2021 at $342,505.

Annual Incentive Cash Bonus Compensation

The performance period for HEP’s 2022 annual incentive cash bonus program commenced on October 1, 2021 and ended on September 30, 2022. Target awards and performance metrics for the 2022 annual incentive cash bonus program for Mr. Cunningham were determined by the then-current President of HLS in the fourth quarter of 2021.

Historically, HF Sinclair Shared Officers have not participated in HEP’s annual incentive cash bonus program. However, in October 2021, the Chief Executive Officer reviewed the contributions of Mr. Voliva, then President of HLS and an HF Sinclair Shared Officer, and determined that Mr. Voliva would participate in HEP’s 2022 annual incentive cash bonus program in light of his increased responsibilities for HLS and HEP in 2022 following Mr. Cunningham’s Retirement.

As Mr. Voliva was an HF Sinclair Shared Officer and did not receive a separate base salary solely for his contributions to HLS and HEP in 2022, the Chief Executive Officer set his target bonus opportunity at $400,000, based on a target bonus percentage of 100% and subject to the financial, operational and strategic and individual performance measures applicable to other participants in the annual incentive cash bonus program as described below.

Any annual incentive cash bonus compensation granted by HF Sinclair for 2022 to any of the HF Sinclair Shared Officers will be disclosed in HF Sinclair’s 2023 Proxy Statement to the extent such individuals are “named executive officers” of HF Sinclair for the 2022 fiscal year.

The following table sets forth the minimum, target and maximum award opportunities for Mr. Cunningham (as a percentage of annual base salary) and Mr. Voliva (as a percentage of his $400,000 target bonus opportunity) for 2022, and the portion of the target award opportunity that is allocated to each performance measure (as a percentage of his annual base salary for Mr. Cunningham and as a percentage of target bonus opportunity for Mr. Voliva). The target percentages for Mr. Cunningham were unchanged from the 2021 year. Mr. Voliva did not participate in the annual incentive cash bonus program in the 2021 year.

A

	Award Opportunities			Allocation Among Performance Measures (as a percentage of annual base salary or target bonus, as applicable)
Name	Minimum	Target	Maximum	Financial Measures	Operational Measures	Strategic and Individual Measures
Mark T. Cunningham	22.5%	45.0%	90.0%	18%	18%	9%
Richard L. Voliva III	50%	100%	200%	40%	40%	20%
The financial measures are weighted equally with the operational measures. Awards are capped to avoid encouraging an excessive short-term focus, potentially at the expense of long-term performance.
To facilitate timely determination of award payouts, the measurement period for each of the above metrics covers four consecutive quarters starting with the fourth quarter of the preceding year (2021) and ending with the third quarter of the following year (2022).
These awards were subject to our achievement of specified levels of performance with respect to financial, operational and strategic and individual performance measures. The following table sets forth the various components for each measure.

Performance Measure (percentage of the annual bonus awards)	Components (percentage of each performance measure)	How It’s Measured (percentage of each component)
Financial (40%)	EBITDA	Cumulative EBITDA performance of HEP vs. Cumulative Target for HEP
Operational (40%)	• Environmental, Health and Safety (40%)(1) • Reliability (35%) (2) • Operating Expense vs. Budget (25%) (3)	• Recordable Injury Rate • Lost Time Injuries • Vehicle Incidents • Employee Based Environmental Releases • Solomon Liquid Pipeline Availability
Strategic and Individual (20%)	Relevant individual metrics for each named executive officer
Mark T. Cunningham
 • Safety and environmental
 • Capital project management

Richard L. Voliva III
 • Sinclair Integration
 • Operations Success and Commercial Development
 • Cash Generation and Return to Unitholders

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

A
related to unbudgeted new capital assets brought online and acquisitions made during the period. The metric is based on the actual cash operating expense of each segment versus the budgeted cash operating expense for each segment.

Financial Measures

The table below sets forth the threshold, target and maximum performance levels for each financial measure and the actual results for the financial measures in 2022:

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2022	Percent of Target Bonus Achievement
EBITDA (in millions)	$323	$340	$357	$373	200%
________________________
Payouts are interpolated between threshold and target and target and maximum.
Operational Measures

The table below sets forth the threshold, target and maximum performance levels for each operational measures and the actual results for the operational measures in 2022:

Metric	Threshold (50%)	Target (100%)	(200)%	Maximum (250%)	Actual for 2022	Percent of Target Bonus Achievement
EH&S						138%
Recordable Injury Rate	1.0	0.80	0.60	0	1.21	0%
Lost Time Injuries	2	1	n/a	0	1	100%
Vehicle Incidents	1.8	1.4	1.0	0	0.33	200%
Employee Based Environmental Releases	3	2	1	0	0	250%
______________________
Payouts are interpolated between thresholds and targets and target up to a 200% payout. To achieve a maximum payout, no incidents are allowed.

Metric	Threshold (50%)	Target (100%)	Maximum (200%)	Actual for 2022	Percent of Target Bonus Achievement
Reliability	98.0% Available	98.75% Available	≥ 99.5% Available	99.65%	200%
Operating Expense	5% over Budget	Budget	5% or more under Budget	20.4% over Budget	0%
_________________________
Payouts are interpolated between threshold and target and target and maximum.

The total percent of target bonus achieved for the operational measures was 135%.

Strategic and Individual Performance Measures

In addition to the measures mentioned above, a portion of the awards for Messrs. Cunningham and Voliva was based on the Chief Executive Officer’s evaluation of their strategic and individual performance during the year. Messrs. Cunningham and Voliva were deemed to have achieved 100% and 110%, respectively, of their target bonus for the strategic and individual performance measures.

A
2022 Performance
The following table sets forth Mr. Cunningham’s target bonus as a percentage of base salary and the actual payouts to Mr. Cunningham for 2022 as a percentage of base salary earned by Mr. Cunningham during the 2022 performance period. Mr. Cunningham’s 2022 annual incentive cash bonus was pro-rated for the portion of the 2022 performance period he served as an employee prior to his Retirement. The table below sets forth Mr. Voliva’s target bonus as a percentage of the $400,000 target bonus opportunity set by the Chief Executive Officer in October 2021 and the actual payouts Mr. Voliva received pursuant to his Separation Agreement (as defined below) as a percentage of his target bonus opportunity, using estimates in effect at the time of his separation.

Name	Target Bonus	Financial Measures	Operational Measures	Strategic and Individual Measures	Percentage of Base Salary Earned	Percentage of Target Bonus Earned
Mark T. Cunningham	45%	61%	61%	30%	69%	152%
Richard L. Voliva III	100%	60%	60%	30%	N/A	150%

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

The Compensation Committee and the Board typically grant long-term equity incentive awards to dedicated HLS officers on an annual basis. Annual long-term equity incentive award grants are made in the fourth quarter of the year preceding the year to which the award relates, in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for the dedicated HLS officers. However, due to Mr. Cunningham’s planned Retirement, management did not recommend, and the Board did not grant, a long-term equity incentive award to Mr. Cunningham in October 2021 for the 2022 year.

In connection with Mr. Cunningham’s Retirement, (i) 2,092 phantom units granted under his 2019 and 2020 phantom unit awards vested on a pro rata basis in an amount attributable to the portion of the service period Mr. Cunningham completed during the applicable vesting period and the remainder of the unvested phantom unit awards were forfeited and (ii) 10,889 performance units granted under his 2019 and 2020 performance unit awards vested on a pro rata basis in an amount attributable to the portion of the service period Mr. Cunningham completed during the applicable vesting period multiplied by the target number of performance units awarded and the remainder of the unvested 2019 and 2020 performance unit awards were forfeited. His vested phantom unit and performance unit awards settled six months following his Retirement Date (as defined below) as Mr. Cunningham was subject to certain executive officer level deferral requirements imposed by Section 409A of the Code. The terms of Mr. Cunningham’s 2019 and 2020 phantom unit and performance unit awards were previously disclosed in Part III of our Annual Report on Form 10-K for the periods ending December 31, 2019 and December 31, 2020, respectively.

It is generally our practice not to make long-term equity incentive award grants to the HF Sinclair Shared Officers. Any equity compensation awards granted by HF Sinclair for 2022 to any of the HF Sinclair Shared Officers will be disclosed in HF Sinclair’s 2023 Proxy Statement to the extent such individuals are “named executive officers” of HF Sinclair for the 2022 year.

A
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

Retirement and Other Benefits

Our Named Executive Officers participate in certain retirement plans sponsored and maintained by HF Sinclair. The cost of retirement benefits for dedicated HLS officers is charged monthly to us in accordance with the terms of the Omnibus Agreement. The terms of these benefit arrangements are described below.

Defined Contribution Plan

For 2022, Mr. Cunningham was eligible to participate in the HF Sinclair Corporation 401(k) Retirement Savings Plan, a tax qualified defined contribution plan (the “401(k) Plan”). Employees may contribute amounts between 0% and 75% of their eligible compensation to the 401(k) Plan. Employee contributions that were made on a tax-deferred basis were generally limited to $20,500 for 2022, with employees 50 years of age or over able to make additional tax-deferred contributions of $6,500.

For 2022, all employees received an employer retirement contribution to the 401(k) Plan of 3% to 8% of the participating employee’s eligible compensation under the 401(k) Plan, subject to applicable Internal Revenue Code limitations, based on years of service, as follows:

Years of Service	Retirement Contribution (as percentage of eligible compensation)
Less than 5 years	3%
5 to 10 years	4%
10 to 15 years	5.25%
15 to 20 years	6.5%
20 years and over	8%

In addition to the retirement contribution, in 2022, employees received employer matching contributions to the 401(k) Plan equal to 100% of the first 6% of the employee’s eligible compensation contributed to the 401(k) plan up to compensation limits. Matching contributions vest immediately, and retirement contributions are subject to a three-year cliff-vesting period.

The 401(k) Plan benefits for Mr. Cunningham were charged to us in 2022 pursuant to the Omnibus Agreement.

Deferred Compensation Plan

In 2022, Mr. Cunningham was eligible to participate in the NQDC Plan. The NQDC Plan provides certain management and other highly compensated employees an opportunity to defer compensation in excess of qualified retirement plan limitations on a pre-tax basis and accumulate tax-deferred earnings to achieve their financial goals.

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

The NQDC Plan benefits for Mr. Cunningham were charged to us in 2022 pursuant to the Omnibus Agreement.

A
Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in the same health and welfare benefit plans, including medical, dental, life insurance, and disability programs sponsored and maintained by HF Sinclair, that are generally made available to all full-time employees of HF Sinclair. Health and welfare benefits for Mr. Cunningham were charged to us in 2022 pursuant to the Omnibus Agreement. In August 2022, Mr. Cunningham received a retiree health contribution of $25,645, representing 50% of his COBRA rate for the high deductible health plan/no health savings account option for the tier of coverage in effect under the HF Sinclair medical plan at the time of his Retirement multiplied by 36. As a highly compensated employee, payment of Mr. Cunningham's contribution was deferred pursuant to Section 409A of the Code and paid to him in a lump sum cash payment

It is the Compensation Committee’s policy to provide only limited perquisites to our Named Executive Officers. We provided a reserved parking space for Mr. Cunningham in 2022. In addition, we may also reimburse our executive officers for limited entertainment expenses that we deem to serve a business purpose and provide personal benefits to our executive officers in limited circumstances associated with executive team-building and strategy planning events.

Change in Control Agreements

Neither we nor HLS has entered into any employment agreements with any of the Named Executive Officers. On February 14, 2011, the Board adopted the Holly Energy Partners, L.P. Change in Control Policy (the “Change in Control Policy”) and the related form of Change in Control Agreement for certain officers of HLS (each, a “Change in Control Agreement”). The Change in Control Agreements contain “double-trigger” payment provisions that require not only a change in control of HF Sinclair, HLS or HEP, but also a qualifying termination of the executive’s employment within a specified period of time following the change in control in order for an officer to be entitled to benefits. We believe the Change in Control Agreements provide for management continuity in the event of a change in control and provide competitive benefits for the recruitment and retention of executives.

We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and Mr. Cunningham, effective as of February 14, 2011, in accordance with the Change in Control Policy. The Change in Control Agreement with Mr. Voliva was terminated effective October 31, 2016 when Mr. Voliva entered into a Change in Control Agreement with HF Sinclair. The Change in Control Agreement with Mr. Cunningham was terminated effective February 18, 2022 when Mr. Cunningham retired.

HF Sinclair entered into Change in Control Agreements with Messrs. Jennings, Voliva and Harrison and Ms. Bhatia, which were in effect during 2022 and the costs of which are fully borne by HF Sinclair (the “HF Sinclair Change in Control Agreements”). Payments and benefits under the HF Sinclair Change in Control Agreements are triggered only upon a change in control of HF Sinclair. The HF Sinclair Change in Control Agreement with Mr. Voliva was terminated effective September 15, 2022 when Mr. Voliva separated. The material terms, and the qualification, of the potential amounts payable under the HF Sinclair Change in Control Agreements with Mr. Jennings and Ms. Bhatia will be described in HF Sinclair’s 2023 Proxy Statement.

Severance Pay Plan

On October 25, 2022, the Board adopted the Severance Pay Plan pursuant to which members of senior management or other executives whose services are solely dedicated to HLS, as designated by HLS, will be eligible to receive the severance benefits provided for under the Severance Pay Plan, pursuant to the terms and conditions of the Severance Pay Plan and the individual participation agreements which will specify the terms and conditions for each eligible participant and shall govern to the extent such terms vary from the Severance Pay Plan. The Severance Pay Plan was not applicable to any Named Executive Officers during the 2022 year, although we are including a description of the potential benefits that we put in place for future dedicated HLS Named Executive Officers. HF Sinclair has its own severance pay plan applicable to HF Sinclair Shared Officers, which will be disclosed in HF Sinclair's 2023 Proxy Statement, as applicable.

Unless otherwise specified in an individual participation agreement, upon a termination without Cause (as defined below) by HLS, the participant will be eligible to receive the following benefits:

•a cash payment, payable in 12 monthly installments, equal to a percentage of such participant’s annual base salary, plus the amount of bonus, if any, that would have been paid under the annual cash incentive compensation program (paid as if HLS had achieved target level of performance for the year of the participant’s termination); and

A
•continuation coverage for the individual and his or her eligible dependents under our group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for twelve months at active employee rates, unless such coverage is earlier terminated in accordance with the terms of the Severance Pay Plan.

The applicable percentage of annual base salary and bonus (if any) will be determined based on the officer’s pay grade classification in accordance with the following chart:

E3 (CEO)	200% + 100% target bonus
E1, E2	100% + 100% target bonus
M5	100%

Pursuant to the Severance Pay Plan, a termination for “Cause” means (a) an act or acts of dishonesty by a participant constituting a felony or serious misdemeanor and resulting or intended to result directly in gain or personal enrichment at the expense of HLS or any subsidiary; (b) gross or willful and wanton negligence in the performance of a participant’s material and substantial duties of employment with HLS and its subsidiaries; or (c) a participant’s conviction of a felony involving moral turpitude. The existence of Cause shall be determined by HLS, in its sole and absolute discretion.

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

As of his Retirement Date, Mr. Cunningham was in compliance with the HEP unit ownership and retention policy. As of December 31, 2022, there were no Named Executive Officers subject to the HEP unit ownership and retention policy.

Anti-Hedging and Anti-Pledging Policy

All of our employees, including our Named Executive Officers, are subject to our Insider Trading Policy, which, among other things, prohibits employees from entering into short sales or hedging or pledging shares of our common units and HF Sinclair common stock. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits employees, including our named executive officers, and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of HEP or HF Sinclair securities (or derivatives thereof), including through, among other mechanisms, the purchase of financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds) or other transactions that are designed to hedge or offset any decrease in the market value of our securities. Additionally, all employees, including our named executive officers, are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Tax and Accounting Implications

We account for equity compensation expenses under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. The Compensation Committee has taken

A
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
Christine B. LaFollette, Chairperson

A
Michael C. Jennings
James H. Lee
Mark A. Petersen

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

Name and Principal Position	Year	Salary	Unit Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Michael C. Jennings Chief Executive Officer and President (4)	2022	$1,250,000	$—	$2,200,326	$—	$3,450,326
	2021	1,084,154	—	1,210,579	—	2,294,733
	2020	1,148,308	—	380,911	—	1,529,219
John Harrison Senior Vice President, Chief Financial Officer and Treasurer (5)	2022	$310,923	$—	$3,817	$—	$314,740
	2021	272,373	—	—	—	272,373
	2020	219,362	—	—	—	219,362
Vaishali S. Bhatia Senior Vice President, General Counsel and Secretary (4)	2022	$540,000	$—	$261,278	$—	$801,278
	2021	476,567	$—	129,149	—	605,716
	2020	403,077	—	8,364	—	411,441
Mark T. Cunningham Former Senior Vice President, Operations and Engineering	2022	$52,729	$—	$92,121	$550,603	$695,453
	2021	343,791	—	247,083	73,660	664,534
	2020	336,066	332,449	187,697	65,898	922,110
Richard L. Voliva III Former President (4)	2022	$572,378	$—	$713,965	$—	$1,286,343
	2021	697,604	—	463,122	—	1,160,726
	2020	680,192	650,010	366,219	—	1,696,421

(1)    Represents the aggregate grant date fair value of awards of equity awards made in the year indicated computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, and does not reflect the actual value that may be recognized by the executive. See Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2022 for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.

For Mr. Cunningham, awards for the 2021 fiscal year granted in October 2020 are reported in the “Unit Awards” column of the Summary Compensation Table for 2020, in accordance with SEC rules. Mr. Cunningham did not receive an award for the 2022 year due to his Retirement in February 2022.

For Mr. Voliva, the award reflected in 2020 was a grant of phantom units in recognition of his contributions to HLS for the 2020 fiscal year, including his advancement of business development opportunities and his oversight of growth projects.

(2)    Generally represents the annual incentive amount, if any, paid under our annual incentive cash bonus program. The 2022 award amounts under our annual incentive cash bonus program are described above in greater detail under “Compensation Discussion and Analysis–Overview of 2022 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” See Note 4 to the Summary Compensation Table for a discussion of the amounts reported as “Non-Equity Incentive Plan Compensation” with respect to Messrs. Jennings, Voliva and Harrison and Ms. Bhatia for 2022. Although these amounts are reported in the “Non-Equity Incentive Plan Compensation” column, they represent incentive

A
compensation determined by and earned pursuant to the HF Sinclair annual incentive bonus program, with the exception of Mr. Voliva whose reported amount includes: (i) a 2022 annual incentive cash bonus of $600,000 under our annual incentive cash bonus program paid pursuant to the terms of his Separation Agreement and (ii) an allocation of compensation determined by and earned pursuant to the HF Sinclair annual incentive bonus program in the amount of $113,965. Although Mr. Voliva's annual incentive cash bonus amount was determined prior to the end of the original performance period, the amount was determined based on the estimate of what he had earned at that time, therefore, this is reported as a payment of his regular annual incentive bonus rather than as a separation payment.

(3)    For 2022, includes the compensation as described under “All Other Compensation” below.

(4)    During 2022, each of these officers split their professional time between HF Sinclair and us, and all compensation paid to the officer for 2022 was determined and paid by HF Sinclair, with the exception of the 2022 HEP annual incentive cash bonus paid by HLS to Mr. Voliva of $600,000 (which is reported in the table for Mr. Voliva under the "Non-equity Incentive Plan Compensation" column). In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HF Sinclair to these officers for 2022 is allocated to the services the officer performed for us during 2022. The allocation was made based on the assumption that each officer spent, in the aggregate, approximately the following percentage of his professional time in 2022 on our business and affairs:

Name	Percentage of Time
Michael C. Jennings	25%
Richard L. Voliva III	35%
Vaishali S. Bhatia	25%

    With the exception of the 2022 HEP annual incentive cash bonus paid to Mr. Voliva of $600,000 (which is also reported in the table for Mr. Voliva under the “Non-equity Incentive Plan Compensation” column), only the designated percentage of the total amount of compensation each officer received from HF Sinclair for 2022 has been reported in this table, and the allocated amount has been solely attributed in the table above to the officer’s base salary and non-equity incentive plan compensation. This amount represents the aggregate dollar value of total compensation paid to the officer by HF Sinclair (including base salary, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by the percentage set forth next to his name above. The total compensation paid by HF Sinclair to Messrs. Jennings and Voliva and Ms. Bhatia (including the portion of their salary and non-equity incentive compensation reported in this table), and a discussion of how the total amount of the officer’s non-equity incentive plan compensation for 2022 was determined, will be disclosed in HF Sinclair’s 2023 Proxy Statement. Mr. Harrison is not expected to be a named executive officer with respect to HF Sinclair, therefore, his compensation arrangements are described in Note 5 below.
(5)    During 2022, Mr. Harrison split his professional time between HF Sinclair and us, and all compensation paid to him for 2022 was determined and paid by HF Sinclair. In accordance with SEC rules, for purposes of these disclosures, a portion of the total compensation paid by HF Sinclair to him for 2022 is allocated to the services he performed for us during 2022. The allocation was made based on the assumption that he spent, in the aggregate, approximately 25% of his professional time in 2022 on our business and affairs.

As a result, only the designated percentage of the total amount of compensation Mr. Harrison received from HF Sinclair for 2022 has been reported in this table, and the allocated amount has been solely attributed in the table above to his base salary. This amount represents the aggregate dollar value of total compensation paid to him by HF Sinclair (including base salary, bonus, non-equity incentive plan compensation, equity awards and other compensation), calculated pursuant to SEC rules, multiplied by 25%. The total compensation paid by HF Sinclair to Mr. Harrison in 2022 (including the portion of his salary reported in this table) is as follows: (i) salary of $310,923 for the entirety of 2022, (ii) a one-time discretionary bonus of $25,000 relating to a successful corporate acquisition consummated in 2022, (iii) a retention bonus of $100,000, (iv) stock awards of $347,527, which reflect the aggregate grant date fair value of awards of restricted stock units and performance share units granted by HF Sinclair to Mr. Harrison in November 2022 (2,661 restricted stock units and 2,661 performance share units (at target), based on a grant date closing price of $62.64 for HF Sinclair’s common stock), calculated in accordance with FASB ASC Topic 718, (v) a cash incentive award pursuant to the Long-Term Incentive Plan of $166,668, which vests over a three-year period in increments of one-third starting on December 1, 2023, (vi) $236,482 pursuant to HF Sinclair’s 2022 annual incentive cash compensation program, (vii) $38,125 in 401(k) plan matching contributions and retirement contributions in 2022, and (viii) $34,236 in NQDC Plan matching contributions and retirement contributions in 2022. For additional information regarding HF Sinclair’s compensation arrangements, please refer to HF Sinclair’s 2023 Proxy Statement.

A

All Other Compensation
The table below describes the components of the compensation included in the “All Other Compensation” column for 2022 in the Summary Compensation Table above.

Name (1)	401(k) Plan Company Matching Contributions	401(k) Plan Retirement Contributions	NQDC Plan Company Matching Contributions	NQDC Plan Retirement Contributions	Other (2)	Total
Michael C. Jennings	—	—	—	—	—	—
John Harrison	—	—	—	—	—	—
Vaishali S. Bhatia	—	—	—	—	—	—
Mark T. Cunningham	$3,162	$3,939	$—	$—	$543,502	$550,603
Richard L. Voliva III	—	—	—	—		—
______________
(1)The value of the perquisites provided by us to our Named Executive Officers in 2022 did not exceed $10,000 in the aggregate, and therefore, in accordance with SEC rules, are not included in the table above or described in this footnote.
(2)Includes an employer retiree health contribution paid to Mr. Cunningham in cash six months following his Retirement in the amount of $25,645 and consulting services fees paid to Mr. Cunningham following his Retirement in 2022 pursuant to the terms of his Consulting Agreement in the amount of $517,857. See the section below titled "Potential Payments Upon Termination or Change in Control - Retirement & Consulting Arrangements with Mr. Cunningham" for more information.

Grants of Plan-Based Awards
The following table sets forth information about plan-based awards granted to our Named Executive Officers under our equity and non-equity incentive plans during 2022. In this table, awards are abbreviated as “AICP” for the annual incentive cash awards under our annual incentive cash bonus compensation program.

Annual long-term equity incentive awards are made once each year in the fourth quarter of the year preceding the year to which the award relates in order to align the timing of the long-term equity incentive award grants with the timing of the other compensation decisions made for our executive officers. However, none of our Named Executive Officers received equity plan-based awards from us during 2022 for the 2023 fiscal year.

	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Equity Awards	Grant Date Fair Value
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
Michael C. Jennings	—	—	—	—	—	—	—	—	—	—
John Harrison	—	—	—	—	—	—	—	—	—	—
Vaishali S. Bhatia	—	—	—	—	—	—	—	—	—	—
Mark T. Cunningham	AICP		$31,122	$62,244	$124,488
Richard L. Voliva III (1)	AICP	—	$200,000	$400,000	$800,000	—	—	—	—	—

(1)    Represents the potential payouts for awards granted under our annual incentive cash compensation program, which were subject to achieving certain performance targets with respect to financial measures, operational measures and strategic and individual measures. Amounts reported (a) in the “Threshold” column reflect 50% of the Named Executive Officer’s target award opportunity under the annual incentive cash compensation program, which, in accordance with SEC rules, is the minimum amount payable for a certain level of performance under the award, (b) in the “Target” column reflect 100% of the Named Executive Officer’s target award opportunity under the annual incentive cash compensation program, which is the target amount payable under the award, and (c) in the “Maximum” column reflect 200% of the Named Executive Officer’s target award opportunity under the annual incentive cash compensation program, which is the maximum amount payable under the award. If less than minimum levels of performance, as described in the “Threshold” column, are attained with respect to the financial measures, operational measures and strategic and individual measures under the annual incentive cash bonus compensation program, then 0% of the Named Executive Officer’s target award opportunity will be earned. The performance targets and target awards are described under “Compensation Discussion and Analysis–Overview of 2022 Executive Compensation Components and Decisions–Annual Incentive Cash Bonus Compensation.” Although these awards were granted in the fourth quarter of 2021, they represent the 2022 Annual Incentive Plan awards and any payouts with respect to these awards are reported in the “Non-Equity Incentive Plan Compensation” column of the

A
Summary Compensation Table for 2022. Amounts paid to Messrs. Jennings, Harrison and Voliva (in addition to the award reported in the table above) and Ms. Bhatia for 2022 were earned and paid pursuant to the HF Sinclair annual incentive bonus program and are not included in this Grants of Plan-Based Awards table. A full discussion and reporting of the amounts paid to Messrs. Jennings and Voliva and Ms. Bhatia will be disclosed in HF Sinclair’s 2023 Proxy Statement. The amount paid to Mr. Harrison is reported in Note 5 to the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our Named Executive Officers held any outstanding equity awards under our Long-Term Incentive Plan. A full discussion and reporting of the outstanding HF Sinclair equity awards held by our Named Executive Officers will be disclosed in HF Sinclair’s 2023 Proxy Statement to the extent such persons are “named executive officers” of HF Sinclair.

Option Exercises and Units Vested

The following table provides information regarding the vesting in 2022 of phantom unit and/or performance unit awards held by the Named Executive Officers. Messrs. Jennings and Harrison and Ms. Bhatia do not currently hold any equity awards under our Long-Term Incentive Plan, and they did not have any equity awards under our Long-Term Incentive Plan that vested during 2022. The table below does not reflect any information regarding the vesting in 2022 of any HF Sinclair equity awards held by any of our Named Executive Officers, a full discussion and reporting of those awards will be disclosed in HF Sinclair's 2023 Proxy Statement to the extent such persons are “named executive officers” of HF Sinclair. To date, we have not granted any unit options.

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

Named Executive Officer	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael C. Jennings	—	—
John Harrison	—	—
Vaishali S. Bhatia	—	—
Mark T. Cunningham (1)	12,981	$229,634
Richard L. Voliva III (2)	14,956	$249,616

(1)Includes common units that became payable to Mr. Cunningham as a result of the accelerated vesting of outstanding equity awards that Mr. Cunningham held on his Retirement Date (as defined below), of which 2,092 represented phantom units and 10,889 represented performance units for which vesting was accelerated. His vested phantom unit and performance unit awards settled six months following his Retirement Date, as Mr. Cunningham was subject to certain executive officer level deferral requirements imposed by Section 409A of the Code.

(2)Includes common units that became payable to Mr. Voliva as a result of the accelerated vesting of an outstanding phantom unit award held by Mr. Voliva pursuant to the terms of his Separation Agreement. His vested phantom unit award settled on the eighth day following the date of execution of his Separation Agreement. See the section below titled "Potential Payments upon Termination or Change of Control - Mutual Separation Agreement with Mr. Voliva" for additional information.

Nonqualified Deferred Compensation

In 2022, all of the Named Executive Officers participated in the NQDC Plan. The NQDC Plan is a nonqualified plan (i.e., not tax-qualified under Section 401 of the Code) that, in 2022, functioned as a pour-over plan, allowing key employees to defer tax on income in excess of Internal Revenue Code limits that apply under the 401(k) Plan. For 2022, the annual deferral contribution limit under the 401(k) Plan was $20,500, and the annual compensation limit was $305,000. Deferral elections

A
made by eligible employees under the NQDC Plan apply to the total amount of eligible earnings the employees want to contribute across both the 401(k) Plan and the NQDC Plan. Participants in the NQDC Plan are entitled to make independent deferral elections to the NQDC Plan and the 401(k) Plan prior to meeting the contribution limitations under the 401(k) Plan. Federal and state income taxes are generally not payable on income deferred under the NQDC Plan until funds are withdrawn. Eligible participants may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation and certain other items.

Eligible participants may make salary deferral contributions between 1% and 50% of eligible earnings to the NQDC Plan. Eligible earnings include base pay, bonuses and overtime, but exclude extraordinary pay such as severance, accrued vacation, equity compensation and certain other items. For 2022, the catch-up contribution limit was $6,500. Deferral elections are irrevocable for an entire plan year and must be made prior to December 31 of the year immediately preceding the plan year. Elections will carry over to the next plan year unless changed or otherwise revoked.

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

Participating employees have full discretion over how their contributions to the NQDC Plan are invested among the offered investment options, and earnings on amounts contributed to the NQDC Plan are calculated in the same manner and at the same rate as earnings on actual investments. Neither HLS nor HF Sinclair subsidizes a participant’s earnings under the NQDC Plan. During 2022, the investment options offered under the NQDC Plan were the same as the investment options available to participants in the 401(k) Plan, except as follows:

•the 401(k) Plan offers the TRP Target Date Retirement Fund for 2065, JP Morgan MCG, MFS Institutional International Equity, Mid Cap Value R1 Fund, Principal Stable Value Z Fund, Wilmington Emerging Markets R1 Fund, Principal Self-Directed Brokerage Account, and the stock of HF Sinclair and BP PLC; and

•the NQDC Plan instead offers the Invesco Oppenheimer International Growth R6 Fund, American Century Mid-Cap Value I Fund, Hartford SmallCap Growth Y Fund and Vanguard Federal Money Market Investor Fund.

A
The following table lists the investment options for the NQDC Plan in 2022 with the 2022 annual rate of return for each fund:

Investment Funds	Rate of Return
American Century Mid-Cap Value I Fund	(1.22)%
Fidelity Contrafund	(28.26)%
Harbor Capital Appreciation Inst Fund	(37.72)%
Hartford SmallCap Growth Y Fund	(28.82)%
Invesco Developing Markets R6 Fund	(24.85)%
Invesco Oppenheimer International Growth R6 Fund	(27.00)%
PIMCO Total Return Instl Fund	(14.09)%
Principal LargeCap S&P 500 Index Inst Fund	(18.23)%
Principal MidCap S&P 400 Index Inst Fund	(13.22)%
Principal SmallCap S&P 600 Index Inst Fund	(16.36)%
T. Rowe Price Retirement 2005 Fund	(13.66)%
T. Rowe Price Retirement 2010 Fund	(14.00)%
T. Rowe Price Retirement 2015 Fund	(14.17)%
T. Rowe Price Retirement 2020 Fund	(14.66)%
T. Rowe Price Retirement 2025 Fund	(15.67)%
T. Rowe Price Retirement 2030 Fund	(16.98)%
T. Rowe Price Retirement 2035 Fund	(18.04)%
T. Rowe Price Retirement 2040 Fund	(18.86)%
T. Rowe Price Retirement 2045 Fund	(19.11)%
T. Rowe Price Retirement 2050 Fund	(19.17)%
T. Rowe Price Retirement 2055 Fund	(19.24)%
T. Rowe Price Retirement 2060 Fund	(19.28)%
Vanguard Equity-Income Adm. Fund	0.00%
Vanguard Federal Money Market Investor Fund	1.55%
Vanguard Total Bond Market Index Institutional Fund	(13.15)%
Vanguard Total International Stock Index Institutional Fund	(15.98)%

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

Nonqualified Deferred Compensation Table
The NQDC Plan benefits for Mr. Cunningham were charged to us in 2022 pursuant to the Omnibus Agreement. The following table provides information regarding all contributions to, and the year-end balance of, the NQDC Plan account for Mr. Cunningham. Even though Messrs. Jennings, Harrison, Voliva and Ms. Bhatia were also participants in the NQDC Plan in 2022, we have not provided any disclosure with respect to their NQDC Plan benefits since those benefits were entirely paid for by HF Sinclair during 2022. Additional information regarding the NQDC Plan, and participation in the NQDC Plan by Messrs. Jennings and Voliva and Ms. Bhatia will be provided in HF Sinclair’s 2023 Proxy Statement.

Name	Executive Contributions in 2022 (1)	Company Contributions in 2022 (2)	Aggregate Earnings in 2022	Aggregate Withdrawals/ Distributions in 2022	Aggregate Balance at December 31, 2022 (3)
Michael C. Jennings	—	—	—	—	—
John Harrison	—	—	—	—	—
Vaishali S. Bhatia	—	—	—	—	—
Mark T. Cunningham	$3,636	—	($63,572)	$292,231	$1,176,580
Richard L. Voliva III	—	—	—	—	—
_______________

A

(1)    The amounts reported were deferred at the election of the Named Executive Officer and are also included in the amounts reported in the “Salary,” “Bonus” and/or “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table for 2022.

(2)    These amounts are also included in the “All Other Compensation” column of the Summary Compensation Table for 2022.

(3)    The aggregate balance for Mr. Cunningham reflects the cumulative value, as of December 31, 2022, of his and employer-provided contributions to the NQDC Plan for his account, and any earnings on these amounts, since he began participating in the NQDC Plan in 2012. We reported executive and company contributions for Mr. Cunningham in the Summary Compensation Table in the following aggregate amounts:

Name	2022	Years Prior to 2022
Mark T. Cunningham	$3,636	$1,294,045

Potential Payments upon Termination or Change in Control

We had a Change in Control Agreement with Mr. Cunningham until his Retirement and we maintain the Long-Term Incentive Plan, which provides for potential severance compensation and/or accelerated vesting of equity compensation in the event of a termination of employment following a change in control or under other specified circumstances. However, as of December 31, 2022, none of our Named Executive Officers were eligible for benefits from us pursuant to a Change in Control Agreement, our Long-Term Incentive Plan, or the new Severance Pay Plan adopted in 2022.

Change in Control Agreements

HF Sinclair entered into a Change in Control Agreement with each of Messrs. Jennings, Voliva and Harrison and Ms. Bhatia. Mr. Voliva’s HF Sinclair Change in Control Agreement terminated upon his separation on September 15, 2022. Payments and benefits under the HF Sinclair Change in Control Agreements are triggered only upon certain termination events in connection with a change in control of HF Sinclair. A summary of the terms of the HF Sinclair Change in Control Agreements, and a quantification of potential benefits under the HF Sinclair Change in Control Agreement with Mr. Jennings and Ms. Bhatia, will be disclosed in HF Sinclair’s 2023 Proxy Statement.

We entered into a Change in Control Agreement with Mr. Cunningham, effective as of February 14, 2011, and his agreement terminated effective upon his retirement on February 18, 2022. We entered into a Change in Control Agreement with Mr. Voliva, effective as of April 28, 2014, and such agreement terminated on October 31, 2016 when he entered into a Change in Control Agreement with HF Sinclair. Therefore, as of February 18, 2022, there are no Change in Control Agreements that we currently maintain with a Named Executive Officer.

Long-Term Equity Incentive Awards

None of our Named Executive Officers have an outstanding long-term equity incentive award that was granted under the Long-Term Incentive Plan.

Mutual Separation Agreement with Mr. Voliva

HLS and Mr. Voliva agreed to a mutual separation effective September 15, 2022 (the “Separation Date”). As discussed above, Mr. Voliva was an HF Sinclair Shared Officer prior to his separation. In connection with Mr. Voliva’s separation, HF Sinclair, HollyFrontier Corporation (“HFC”), HLS, HollyFrontier Payroll Services, Inc., and HEP, on behalf of themselves and their respective parents, subsidiaries and affiliates, and Mr. Voliva entered into a Mutual Separation Agreement and Release dated September 15, 2022 (the “Separation Agreement”). The Separation Agreement set forth the terms of his separation compensation approved by the Board and included the following compensation paid to Mr. Voliva: (i) as a result of his provision of services to HEP and HLS during substantially all of the 2022 performance period ending on September 30, 2022, he received a 2022 annual incentive cash bonus of $600,000, which was 150% of his target bonus of $400,000 and was estimated to be at or near the expected actual payout for the 2022 performance period at the time of his separation, and (ii) pro rata vesting of his outstanding phantom unit award, resulting in the vesting of 14,956 phantom units granted to him in October 2020.

As a result of Mr. Voliva’s prior position with HF Sinclair, the terms of the Separation Agreement included, and Mr. Voliva received from HF Sinclair, a separation payment equal to one year of salary of $715,000 to be paid in twelve monthly

A
installments, a one-time cash payment of $100,000, a 2022 annual incentive cash bonus from HF Sinclair in the amount of $965,250, and pro rata vesting of his HF Sinclair equity awards, resulting in the vesting of 23,953 HF Sinclair restricted stock units and 48,971 HF Sinclair performance share units as of his Separation Date.

The foregoing severance and bonus payments are subject to Mr. Voliva not later revoking the Separation Agreement, which contains non-solicitation, non-compete, non-disparagement and confidentiality covenants from Mr. Voliva that were still in effect as of December 31, 2022.

Retirement & Consulting Arrangements with Mr. Cunningham

On October 27, 2021, Mr. Cunningham notified the Board that he was retiring from all officer positions and as an employee at HLS and its subsidiaries, effective February 18, 2022 (the “Retirement Date”). In preparation for his Retirement, his responsibilities were transferred to four different individuals at HLS, effective January 1, 2022, rather than replacing his role with a single individual. Due to his expertise, history with HLS, involvement in current projects and the need to orderly transition his duties and knowledge to other individuals at HLS, Mr. Cunningham agreed to serve as a consultant to HLS and its subsidiaries for a twelve-month period following his Retirement Date. The terms of this consulting arrangement were included in a consulting agreement entered into between HLS and Mr. Cunningham on October 28, 2021, which became effective on February 19, 2022 (the “Consulting Agreement”). The Consulting Agreement expired pursuant to its terms on February 19, 2023, but was still in effect on December 31, 2022. Pursuant to the Consulting Agreement, Mr. Cunningham received a payment of $50,000 per calendar month to provide up to 40 hours per month of services to HLS and its subsidiaries. The Consulting Agreement also included an obligation for Mr. Cunningham to keep information about HLS and its subsidiaries obtained during his time as a consultant confidential. During 2022, Mr. Cunningham received consulting fees from HLS pursuant to the Consulting Agreement in the aggregate amount of $517,857.

The outstanding equity awards that Mr. Cunningham held on his Retirement Date received accelerated vesting. A total of 2,092 of his phantom units and 10,889 of his performance units were accelerated, for an aggregate value of $229,634 as of his Retirement Date. His vested phantom unit and performance unit awards settled six months following his Retirement Date, as Mr. Cunningham was subject to certain executive officer level deferral requirements imposed by Section 409A of the Code.

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

A

Based on the foregoing and our annual review of our compensation programs, we do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us or our unitholders.

CEO Pay Ratio

The employees providing services to us are either provided by HLS, which utilizes people employed by HF Sinclair to perform services for us, or seconded to us by subsidiaries of HF Sinclair, as we do not have any employees for purposes of the pay ratio rules. Rather than providing a pay ratio disclosure that contemplates no employees, we have determined that the disclosure that would be most aligned with the spirit of the pay ratio rules and that would provide our unitholders with more meaningful information would be to provide a ratio using the median employee from the HF Sinclair employee population. As a result, we have used the same median employee that was identified by HF Sinclair following HF Sinclair’s examination of the 2022 taxable wages for all individuals who were employed by HF Sinclair in the U.S. and Canada on December 15, 2022.

HF Sinclair identified the median employee by examining the 2022 taxable wages for all of its U.S. and Canadian employees, including its CEO, who were employed by HF Sinclair on December 15, 2022. HF Sinclair included all U.S. and Canadian employees, whether employed on a full-time, part-time, temporary or seasonal basis. As of December 15, 2022, HF Sinclair employed 5,005 such persons. As permitted by the SEC rules, HF Sinclair excluded its 231 employees located in China, Germany, the Netherlands and the U.K. since those employees comprise less than 5% of HF Sinclair’s 5,236 worldwide employees. HF Sinclair did not make any assumptions, adjustments or estimates with respect to the taxable wages other than deducting stock vesting from the taxable wages, and HF Sinclair did not annualize the wages for any employees that were not employed by HF Sinclair for all of 2022. HF Sinclair believes the use of taxable wages is the most appropriate compensation measure since it allows for a consistent measurement for employees in different countries.

After identifying the median employee based on total taxable wages, HF Sinclair calculated annual 2022 compensation for the median employee using the methodology provided in the SEC rules. HF Sinclair’s median employee’s annual 2022 compensation was as follows:

Name	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Median Employee	2022	$131,620	—	$6,866	$12,664	$151,150

Our 2022 ratio of chief executive officer total compensation to the HF Sinclair median employee’s total compensation is reasonably estimated to be 23:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth as of February 15, 2023 the beneficial ownership of common units of HEP held by:

•each person known to us to be a beneficial owner of 5% or more of the common units;
•directors of HLS, the general partner of our general partner;
•each Named Executive Officer of HLS; and
•all directors and executive officers of HLS as a group.

The percentage of common units noted below is based on 126,440,201 common units outstanding as of February 15, 2023. Unless otherwise indicated, the address for each unitholder is c/o Holly Energy Partners, L.P., 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.

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

A

Name of Beneficial Owner	Common Units	Percentage of Outstanding Common Units
HF Sinclair Corporation(1)	59,630,030	47.2%
REH Company(2)	21,000,000	16.6%
ALPS Advisors, Inc.(3)	6,821,862	5.4%
Mark T. Cunningham(4)	84,833	*
Robert I. Jamieson(5)	38,354	*
Larry R. Baldwin(6)	36,150	*
Christine B. LaFollette(6)	30,698	*
Eric L. Mattson(6)	28,698	*
Michael C. Jennings(7)	26,377	*
James H. Lee(6)(7)(8)	26,344	*
Mark A. Petersen(6)	10,463	*
John Harrison(7)	—	*
Vaishali S. Bhatia(7)	—	*
Richard L. Voliva III (9)	—	*
All directors and executive officers as group (9 persons)(10)	197,084	*

* Less than 1%
(1)Certain direct and indirect wholly owned subsidiaries of HF Sinclair Corporation, including HollyFrontier Corporation, HollyFrontier Holdings LLC, Navajo Pipeline Co., L.P., HollyFrontier Navajo Refining LLC, HEP Logistics Holdings, L.P., HollyFrontier Woods Cross Refining LLC and Holly Logistics Limited LLC, are the record owners of 59,630,030 of these Common Units. HollyFrontier Corporation directly holds 5,006 common units over which it has sole voting and dispositive power and 59,625,024 common units over which it has shared voting and dispositive power. HollyFrontier Corporation is the record holder of 140,000 common units as nominee for Navajo Pipeline Co., L.P. The 59,625,024 common units over which HF Sinclair Corporation has shared voting and dispositive power are held as follows: HEP Logistics Holdings, L.P. directly holds 37,250,000 common units; Holly Logistics Limited LLC directly holds 21,615,230 common units; HollyFrontier Holdings LLC directly holds 184,800 common units; Navajo Pipeline Co., L.P. directly holds 254,880 common units; and other wholly-owned subsidiaries of HF Sinclair Corporation directly own 180,114 common units. HF Sinclair Corporation is the ultimate parent company of each such entity and may therefore be deemed to beneficially own the units held by each such entity. HF Sinclair Corporation files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Exchange Act. The address of HF Sinclair Corporation is 2828 N. Harwood, Suite 1300, Dallas, Texas 75201-1507.
(2)According to a Schedule 13D filed on March 24, 2022 by The Sinclair Companies (now known as REH Company) (“REH”) and Carol Orme Holding, REH has shared voting power with respect to 21,000,000 common units and shared dispositive power with respect to 15,710,000 common units, and Mrs. Holding has shared voting power with respect to 21,000,000 common units and share dispositive power with respect to 15,710,000 common units. As a result of her relationship with REH, Mrs. Holding is deemed to beneficially own such common units under applicable securities law and SEC guidance. Mrs. Holding, however, does not intend ever to own such common units directly for investment purposes in the future and expressly disclaims such beneficial ownership to the maximum extent permitted by law. The address for REH and Mrs. Holding is 550 East South Temple, Salt Lake City, Utah 84102.
(3)Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2023, ALPS Advisors, Inc. ("AAI") acts as an investment adviser to certain investment companies , including Alerian MLP ETF (the "Funds"). AAI has shared voting power and shared dispositive power over 6,821,862 common units owned by the Funds and may be deemed to be the beneficial owner of such common units. The 6,821,862 common units that AAI may be deemed to beneficially own include 6,821,862 common units that the Funds may be deemed to beneficially own as of December 31, 2022. The address of AAI and Alerian MLP EFT is 1290 Broadway, Suite 1000, Denver, Colorado 80203.
(4)Mr. Cunningham retired as Senior Vice President, Operations and Engineering of HLS effective February 18, 2022.
(5)The number reported does not include unvested phantom units and performance units.

A
(6)The number reported includes 6,150 common units to be issued to the non-employee director upon settlement of phantom units, some of which may vest and be settled within 60 days of February 15, 2023 under certain circumstances. Until settled, the non-employee director has no voting or dispositive power over the common units underlying the phantom units.
(7)Messrs. Jennings, Harrison and Lee and Ms. Bhatia each own common stock of HF Sinclair. Each of these individuals own common stock of HF Sinclair as set forth in the following table:

Name of Beneficial Owner	Number of Shares
Michael C. Jennings (a)	101,164
James H. Lee (b)	57,101
Vaishali S. Bhatia(a)	18,465
John Harrison(a)	17,915
Total	194,645

(a)The number does not include unvested restricted stock units and performance share units.
(b)The number reported includes 2,643 shares of HF Sinclair common stock to be issued to Mr. Lee, as a non-employee director, upon settlement of restricted stock units, which may vest and be settled within 60 days of February 15, 2023 under certain circumstances. Until settled, Mr. Lee has no voting or dispositive power over the common stock underlying the restricted stock units.

As of February 15, 2023, there were 196,186,461 shares of HF Sinclair common stock outstanding. Each of Messrs. Jennings, Harrison and Lee and Ms. Bhatia owns less than 1% of the outstanding common stock of HF Sinclair.
(8) The number reported includes 285 common units held by Mr. Lee’s wife. Mr. Lee’s wife has the right to receive distributions from, and the proceeds from the sale of, these common units. Mr. Lee disclaims beneficial ownership of the common units held by his wife except to the extent of his pecuniary interest therein.
(9) HLS and Richard L. Voliva III, former President of HLS, agreed to a mutual separation effective September 15, 2022.
(10) The number reported includes 30,750 common units to be issued to the non-employee directors upon settlement of phantom units. Until settled, the non-employee directors have no voting or dispositive power over the common stock underlying the phantom units. The number reported also includes 285 common units as to which Mr. Lee disclaims beneficial ownership, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Table
The following table summarizes information about our equity compensation plans as of December 31, 2022:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (2)	201,513 (3)	—	773,014
Equity compensation plans not approved by security holders	—	—	—
Total	201,513	—	773,014

(1)All stock-based compensation plans are described in Note 9 to our consolidated financial statements for the fiscal year ended December 31, 2022.
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

A
available for future issuances are available from the additional common units approved by unitholders under the Long-Term Incentive Plan. At the time the Long-Term Incentive Plan was originally adopted in 2004, it was not required to be approved by HEP’s unitholders.
(3)Includes 85,704 units subject to performance units granted to key individuals under the Long-Term Incentive Plan assuming the maximum payout level. If the performance units are paid at the target payout level, 42,852 units would be issued upon the vesting of such performance units.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Our general partner and its affiliates own 59,630,030 of our common units representing a 47% limited partner interest in us. In addition, the general partner owns the non-economic general partner interest in us. Further, REH Company, our next largest unitholder, owns 21,000,000 of our common units representing a 16.6% limited partner interest in us. Transactions with our general partner and REH Company are discussed later in this section.

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

Operational stage

Distributions of available cash to our general partner and its affiliates	We currently distribute all of our available cash to unitholders of record on the applicable record date within 45 days after the end of each quarter, pro rata.

Payments to our general partner and its affiliates	We pay HF Sinclair or its affiliates an administrative fee, currently $5.0 million per year, for the provision of various general and administrative services for our benefit. The administrative fee may increase if we make an acquisition that requires an increase in the level of general and administrative services that we receive from HF Sinclair or its affiliates. In connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 through November 30, 2022, relating to transition services provided to HEP by HF Sinclair. In addition, the general partner is entitled to reimbursement for all expenses it incurs on our behalf, including other general and administrative expenses. These reimbursable expenses include the salaries and the cost of employee benefits of employees of HF Sinclair who provide services to us on behalf of HLS. Finally, HLS is required to reimburse HF Sinclair for our benefit pursuant to the secondment arrangement for the wages, benefits, and other costs of HF Sinclair employees seconded to HLS to perform services at certain of our pipelines and tankage assets. Please read “Omnibus Agreement” and “Secondment Arrangement” below. Our general partner determines the amount of these expenses.

Liquidation stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

OMNIBUS AGREEMENT

Our Omnibus Agreement with HF Sinclair and our general partner that addresses the following matters:

•our obligation to pay HF Sinclair an annual administrative fee, in the amount of $5.0 million for 2022, for the provision by HF Sinclair of certain general and administrative services;

A
•HF Sinclair's and its affiliates’ agreement not to compete with us under certain circumstances and our right to notice of, and right of first offer to purchase, certain logistics assets constructed by HF Sinclair and acquired as part of an acquisition by HF Sinclair of refining assets;
•an indemnity by HF Sinclair for certain potential environmental liabilities;
•our obligation to indemnify HF Sinclair for environmental liabilities related to our assets existing on the date of our initial public offering to the extent HF Sinclair is not required to indemnify us;
•HF Sinclair’s right of first refusal to purchase our assets that serve HF Sinclair’s refineries; and
•our obligation to pay HF Sinclair a temporary administrative services fee, in the amount of $62,500 per month, related to certain transition services in connection with the HEP Transaction.

Payment of general and administrative services fee and temporary monthly fee
Under the Omnibus Agreement, we pay HF Sinclair an annual administrative fee, in the amount of $5.0 million for 2022, for the provision of various general and administrative services for our benefit. This fee is subject to annual adjustment for changes in the Producer Price Index Commodities - Finished Goods, et al. Our general partner may agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

The administrative fee includes expenses incurred by HF Sinclair and its affiliates to perform centralized corporate functions, such as legal, accounting, treasury, information technology and other corporate services, including the administration of employee benefit plans. In connection with the HEP Transaction, we paid HF Sinclair a temporary monthly fee of $62,500 through November 30, 2022, relating to transition services provided to HEP by HF Sinclair. Neither the annual administrative fee nor the temporary monthly fee includes salaries of pipeline and terminal personnel or other employees of HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, such as 401(k), pension, and health insurance benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct general and administrative expenses they incur on our behalf.

Noncompetition
HF Sinclair and its affiliates have agreed, for so long as HF Sinclair controls our general partner, not to engage in, whether by acquisition or otherwise, the business of operating crude oil pipelines or terminals, refined product pipelines or terminals, intermediate pipelines or terminals, truck racks or crude oil gathering systems in the continental United States. This restriction will not apply to:

•any business operated by HF Sinclair or any of its affiliates at the time of the closing of our initial public offering;
•any business conducted by HF Sinclair with the approval of our general partner;
•any business or asset that HF Sinclair or any of its affiliates acquires or constructs that has a fair market value or construction cost of less than $5 million; and
•any business or asset that HF Sinclair or any of its affiliates acquires or constructs that has a fair market value or construction cost of $5 million or more if we have been offered the opportunity to purchase the business or asset at fair market value, and we decline to do so.

The limitations on the ability of HF Sinclair and its affiliates to compete with us will terminate if HF Sinclair ceases to control our general partner.

Indemnification
Under the Omnibus Agreement, certain transportation agreements and purchase agreements with HF Sinclair, HF Sinclair has agreed to indemnify us, subject to certain limitations, for environmental noncompliance and remediation liabilities associated with certain assets transferred to us from HF Sinclair and occurring or existing prior to the date of such transfers. The Omnibus Agreement provides environmental indemnification with respect to certain transferred assets of up to $7.5 million through 2023 and $15 million through 2026. HF Sinclair's indemnification obligations under the Omnibus Agreement do not apply to assets we acquire from third parties, assets we construct or assets we relocate after they are transferred to us from HF Sinclair. For the Tulsa loading racks acquired from HF Sinclair in August 2009 and the Tulsa logistics and storage assets acquired from Sinclair in December 2009, HF Sinclair agreed to indemnify us for environmental liabilities arising from our pre-ownership operations of these assets. Additionally, HF Sinclair agreed to indemnify us for any liabilities arising from its operation of our loading racks located at HFC's Tulsa refinery west facility.

We have indemnified HF Sinclair and its affiliates against environmental liabilities related to events that occur on our assets after the date we acquired such asset.

A
Right of first refusal to purchase our assets
The Omnibus Agreement also contains the terms under which HF Sinclair has a right of first refusal to purchase our assets that serve its refineries. Before we enter into any contract to sell pipeline and terminal assets serving HF Sinclair’s refineries, we must give written notice of the terms of such proposed sale to HF Sinclair. The notice must set forth the name of the third-party purchaser, the assets to be sold, the purchase price, all details of the payment terms and all other terms and conditions of the offer. To the extent the third-party offer consists of consideration other than cash (or in addition to cash), the purchase price shall be deemed equal to the amount of any such cash plus the fair market value of such non-cash consideration, determined as set forth in the Omnibus Agreement. HF Sinclair will then have the sole and exclusive option for a period of thirty days following receipt of the notice, to purchase the subject assets on the terms specified in the notice.

SECONDMENT ARRANGEMENT

Under HLS’s secondment arrangement with HF Sinclair, certain employees of HF Sinclair are seconded to HLS, our general partner’s general partner, to provide operational and maintenance services with respect to certain of our pipelines, terminals and refinery processing units, including routine operational and maintenance activities. During their period of secondment, the seconded employees are under the management and supervision of HLS. HLS is required to reimburse HF Sinclair for our benefit for the cost of the seconded employees, including their wages and benefits, based on the percentage of the employee’s time spent working for HLS. The secondment arrangement continues until HLS’s mutual agreement with HF Sinclair to terminate.

PIPELINE AND TERMINAL, TANKAGE AND THROUGHPUT AGREEMENTS

We serve HF Sinclair’s refineries and renewable diesel facilities under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring in 2023 to 2036. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage and loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual tariff rate adjustments on July 1st each year, based on the PPI or the FERC index. As of December 31, 2022, these agreements with HF Sinclair require minimum annualized payments to us of $452.6 million. In connection with the Sinclair Transactions, we amended our master throughput agreement with HF Sinclair to add Sinclair Oil as a shipper and encompass the acquired Sinclair Assets (as defined therein), and we amended our master lease and access agreement with HF Sinclair to, among other things, include certain Sinclair assets in the list of assets comprising the Applicable Assets (as defined therein).

HF Sinclair’s obligations under these agreements will not terminate if HF Sinclair and its affiliates no longer own the general partner. These agreements may be assigned by HF Sinclair only with the consent of our conflicts committee.

SUMMARY OF TRANSACTIONS WITH HF SINCLAIR

•We reached an agreement with HFC to terminate the existing minimum volume commitments for HEP's Cheyenne assets and enter into new agreements, which were finalized and executed on February 8, 2021, with the following terms, in each case effective January 1, 2021: (1) a ten-year lease with two five-year renewal option periods for HFC’s use of certain HEP tank and rack assets in the Cheyenne Refinery to facilitate renewable diesel production with an annual lease payment of approximately $5 million, (2) a five-year contango service fee arrangement that will utilize HEP tank assets inside the Cheyenne Refinery where HFC (and now HF Sinclair) will pay a base tariff to HEP for available crude oil storage and HFC (and now HF Sinclair) and HEP will split any profits generated on crude oil contango opportunities and (3) HFC paid a $10 million one-time cash payment to HEP for the termination of the existing minimum volume commitment.
•Revenues received from HF Sinclair were $438.3 million, $390.8 million and $399.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $4.5 million for the year ended December 31, 2022 and $2.6 million for each of the years ended December 31, 2021 and 2020.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $78.2 million, $61.2 million and $55.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
•HF Sinclair reimbursed us $14.7 million, $7.9 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, for expense and capital projects.

A
•We distributed $83.5 million in each of the years ended December 31, 2022 and 2021 and $95.2 million in the year ended December 31, 2020 to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $63.5 million and $56.2 million at December 31, 2022 and 2021, respectively.
•Accounts payable to HF Sinclair were $15.8 million and $11.7 million at December 31, 2022 and 2021, respectively.
•Revenues for the years ended December 31, 2022, 2021 and 2020 include $0.4 million, $0.4 million and $0.5 million, respectively, of shortfall payments billed to HF Sinclair in 2021, 2020 and 2019, respectively. Deferred revenue in the consolidated balance sheets at December 31, 2021, includes $4.1 million, relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa railyards of $2.2 million for the year ended December 31, 2022 and $2.1 million for each of the years ended December 31, 2021 and 2020.
•We recorded a gain on sales-type leases of $24.7 million during the year ended December 31, 2021, and we received sales-type lease payments of $91.6 million, $28.9 million and $9.5 million from HF Sinclair that were not included in revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

RELATED PARTY TRANSACTIONS WITH REH COMPANY

Unitholders Agreement
On August 2, 2021, in connection with the Contribution Agreement, HEP, HLS, and Navajo Pipeline Co., L.P., the sole member of HLS (the “Sole Member”) entered into a unitholders agreement (the “Unitholders Agreement”) by and among HEP, HLS, the Sole Member, REH Company (formerly known as The Sinclair Companies) and the stockholders of REH Company (together with REH Company and each of their permitted transferees, the “REH Parties”), which became effective on March 14, 2022, (the "Closing Date"). Pursuant to the Unitholders Agreement, we granted certain director nomination and registration rights to the REH Parties and the REH Parties agreed to certain lock-up restrictions, each as summarized below:

•Director Designee: The REH Parties have the right to nominate, and have nominated, one person to the Board until such time that (x) the REH Parties beneficially own less than 10.5 million common units or (y) the common units beneficially owned by the REH Parties constitute less than 5% of all outstanding common units. REH Company nominated Mark A. Petersen for service as the REH Company designee on the Board, effective as of March 15, 2022.

•Lock-up Restrictions: The Unitholders Agreement subjects 15.75 million of the common units issued to the REH Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the REH Parties will be prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the closing, one-third of the Restricted Units will be released from such restrictions on the first anniversary of the Closing Date, and the remainder will be released from such restrictions on the date that is 15 months from the Closing Date.

•Registration Rights: The Unitholders Agreement contains customary registration rights, requiring us to file a shelf registration statement to permit the public resale of all the registrable securities held by the REH Parties. We filed such shelf registration statement within five business days following the Closing Date. We also agreed to support underwritten offerings of common units held by the REH Parties within the prescribed time periods outlined in the Unitholders Agreement.

Consulting Agreement
On March 14, 2022, in connection with the closing of the Sinclair Transactions, HLS non-employee director, Mark A. Petersen entered into a consulting agreement with HF Sinclair, pursuant to which he provided certain consulting services to HF Sinclair in 2022 for aggregate compensation in the amount of $120,000. The consulting agreement terminated in October 2022 pursuant to its terms and was approved by the Audit Committee as a related party transaction under Item 404(a) of Regulation S-K. See Item 10 for a discussion of “Director Independence.”

OTHER RELATED PARTY TRANSACTIONS

A

Julia Heidenreich, former Vice President, Renewables at HF Sinclair, is the wife of Richard L. Voliva, III, former Executive Vice President and Chief Financial Officer of HF Sinclair and former President of HLS. Ms. Heidenreich received cash and equity compensation totaling $823,193 in 2022. All the cash and equity compensation was paid to Ms. Heidenreich by HF Sinclair without any input from HLS. Ms. Heidenreich did not report to Mr. Voliva at the time of her employment with HF Sinclair.

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

Certain transactions, including compensation for services provided to a related person, such as an executive officer or director, are pre-approved under the policy. Any transactions between us, our general partner, any of our subsidiaries, on the one hand, and HF Sinclair or any of its subsidiaries, on the other hand, shall be submitted to the Conflicts Committee of our general partner for review and approval in accordance with the process established, and under the authority delegated by the Board of Directors of our general partner to the Conflicts Committee of our general partner for the review, evaluation and approval of intercompany transactions and shall not constitute a related party transaction under the policy.

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

There are no other transactions required to be disclosed in this Item 13 entered into since January 1, 2022, that were required to be reviewed, ratified or approved pursuant to our Related Party Transaction Policy or Code of Business Conduct and Ethics or with respect to which our policies and procedures with respect to conflicts of interest were not followed.

See Item 10 for a discussion of “Director Independence.”

Item 14.Principal Accounting Fees and Services

The audit committee of the board of directors of HLS selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of the HEP for the 2022 calendar year.

A
Fees paid to Ernst & Young LLP for 2022 and 2021 are as follows:

	2022	2021

Audit Fees (1)	$1,565,000	$998,000
Tax Fees	195,000	157,000
Total	$1,760,000	$1,155,000

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

A
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

(3)Exhibits
See Index to Exhibits on pages 158 to 162.

A
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

2.3†
Contribution Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., The Sinclair Companies, and Sinclair Transportation Company (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated August 3, 2021, File No. 1-32225).

2.4†
Amendment to Contribution Agreement, dated as of March 14, 2022, by and among Holly Energy Partners, L.P., The Sinclair Companies, and Sinclair Transportation Company (incorporated by reference to Exhibit 2.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 1-32225).

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

4.3
First Supplemental Indenture, dated as of March 14, 2022, among Sinclair Transportation Company LLC, Sinclair Logistics LLC, Sinclair Pipeline Company LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-32225).

4.4
Second Supplemental Indenture, dated as of May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 5.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement on Form S-3 filed on May 23, 2022, File No. 333-265154.).

4.5
Indenture, dated April 8, 2022, by and among Holly Energy Partners, L.P., Holly Energy Finance Corp., each of the Guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated April 8, 2022, File No. 1-32225.).

4.6
First Supplemental Indenture, dated May 22, 2022, among UNEV Pipeline, LLC, Holly Energy Partners, L.P. and Holly Energy Finance Corp. and the other Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, related to Holly Energy Partners, L.P.’s 6.375% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 of Registrant’s Registration Statement on Form S-3 filed on May 23, 2022, File No. 333-265154.).

4.7
Description of Capital Stock pursuant to Item 601(b)(4) of Reg S-K (incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, File No. 1-32225).

A

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

10.3†
Amendment No. 2 to Third Amended and Restated Credit Agreement dated August 15, 2022, among Holly Energy Partners, L.P., as borrower, certain of its affiliates, as guarantors, Wells Fargo Bank, National Association, as administrative agent, an issuing bank and a lender, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, File No. 001-32225).

10.4
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

10.5
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

10.8
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

10.9
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

10.10
Second Amendment to Third Amended and Restated Crude Pipelines and Tankage Agreement dated as of May 26, 2020, by and among HollyFrontier Navajo Refining LLC, HollyFrontier Woods Cross Refining LLC, HollyFrontier Refining & Marketing LLC, Holly Energy Partners - Operating, L.P., HEP Pipeline, L.L.C. and HEP Woods Cross, L.L.C. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 1-32225).

10.11
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

10.12
Twenty-Second Amended and Restated Omnibus Agreement entered into and effective as of March 14, 2022, by and among HF Sinclair Corporation, Holly Energy Partners, L.P., and certain of their respective subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated March 14, 2022, File No. 1-32225).

10.13
Amended and Restated Limited Liability Company Agreement of HEP UNEV Holdings LLC, dated July 12, 2012, among HEP UNEV Holdings LLC, Holly Energy Partners, L.P. and HollyFrontier Holdings LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, File No. 1-32225).

10.14
Amended and Restated Unloading and Blending Services Agreement, dated January 18, 2017, effective September 16, 2016, by and between HollyFrontier Refining & Marketing LLC, Holly Energy Partners-Operating, L.P. and HEP Refining, L.L.C. (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).

A

10.15
Eighth Amended and Restated Master Throughput Agreement entered into and effective as of March 14, 2022, by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated March 14, 2022, File No. 1-32225).

10.16
First Amendment to Eighth Amended and Restated Master Throughput Agreement by and among HollyFrontier Refining & Marketing LLC, Sinclair Oil LLC and Holly Energy Partners – Operating, L.P., dated October 28, 2022 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, File No. 001-32225).

10.17*
Second Amendment to Eighth Amended and Restated Master Throughput Agreement by and between HF Sinclair Refining & Marketing LLC and Holly Energy Partners - Operating, L.P., dated as of December 22, 2022.

10.18
Construction Payment Agreement, dated October 16, 2015, by and between HEP Refining, L.L.C. and HollyFrontier Refining & Marketing LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated October 21, 2015, File No. 1-32225).

10.19
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

10.20
Seventh Amended and Restated Master Lease Agreement entered into and effective as of March 14, 2022, by and among certain subsidiaries of HF Sinclair Corporation and Holly Energy Partners, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated March 14, 2022, File No. 1-32225).

10.21
Master Tolling Agreement (Refinery Assets), dated November 2, 2015, by and between Frontier El Dorado Refining LLC and Holly Energy Partners-Operating L.P. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated November 3, 2015, File No. 1-32225).

10.22
Amendment to Master Tolling Agreement, dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225).

10.23
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

10.24
Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), dated January 1, 2017, by and among Holly Energy Partners-Operating, L.P., HollyFrontier El Dorado Refining LLC and HollyFrontier Woods Cross Refining LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 1-32225.)

10.25
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

10.30
Services Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners – Operating, L.P. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.31
Asset Lease Agreement, entered into as of February 8, 2021, effective as of January 1, 2021, by and between Cheyenne Logistics LLC and Cheyenne Renewable Diesel Company LLC (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed February 11, 2021, File No. 1-32225).

10.32+
Holly Energy Partners, L.P. Long-Term Incentive Plan (as amended and restated effective February 10, 2012) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 30, 2012, File No. 1-32225).

A

10.33+
First Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective January 16, 2013 (incorporated by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, File No. 1-32225).

10.34+
Second Amendment to the Holly Energy Partners, L.P. Long-Term Incentive Plan, effective October 27, 2021 (incorporated by reference to Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 132225).

10.35+
Form of Holly Energy Partners, L.P. Indemnification Agreement to be entered into with officers and directors of Holly Logistic Services, L.L.C. and its subsidiaries (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2019, File No. 1-32225).

10.36
Letter Agreement entered into on February 8, 2021, effective as of January 1, 2021, by and between HollyFrontier Refining & Marketing LLC and Holly Energy Partners - Operating, L.P> (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated February 11, 2021, File No. 1-32225).

10.37†
Unitholders Agreement, dated as of August 2, 2021, by and among Holly Energy Partners, L.P., Holly Logistic
Services, L.L.C., Navajo Pipeline Co., L.P., The Sinclair Companies, and the unitholders set forth on Schedule I thereto, as may be amended from time to time (incorporated by reference to Exhibit 10.1 of Registrant’s Current
Report on Form 8-K dated August 3, 2021, File No. 1-32225).

10.38+*	HF Sinclair Corporation Executive Nonqualified Deferred Compensation Plan (formerly the HF Sinclair Corporation Executive Nonqualified Deferred Compensation Plan).
10.39+	Holly Energy Partners, L.P. Change in Control Agreement Policy (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated February 18, 2011, File No. 1-32225).
10.40+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, File No. 1-32225).
10.41+
Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 1-32225).

10.42+	Form of Performance Unit Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).
10.43+	Form of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, File No. 1-32225).
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

10.46+	Form of Phantom Unit Agreement (Employee) (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).
10.47+
Form of Notice of Grant of Phantom Units (Employee) (incorporated by reference to Exhibit 10.7 of Registrant’s
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, File No. 1-32225).

10.48+*	Form of Performance Unit Agreement (Executive)
10.49+*	Form of Phantom Unit Agreement (Employee)
10.50+*	Form of Notice of Grant of Phantom Units (Employee)
10.51+*	Form of Phantom Unit Agreement (Non-Employee Director Award)
10.52+*	Form of Notice of Grant of Phantom Units (Non-Employee Director Award)
10.53+*	Form of Cash Award Agreement (Employee)
10.54+*	Form of Notice of Grant of Cash Award (Employee)
10.55+
Consulting Agreement between Holly Logistic Services, L.L.C. and Mark Cunningham, effective February 19, 2022 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated October 29, 2021, File No. 1-32225).

10.56
Consulting Agreement, dated as of March 14, 2022, by and between HF Sinclair Corporation and Mark Petersen (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A dated March 16, 2022, File No. 1-32225).

10.57+
Holly Energy Partners, L.P. Severance Pay Plan and Summary Plan Description and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated October 31, 2022, File No. 1-32225).

10.58+
Mutual Separation Agreement and Release of Claims by and among HF Sinclair Corporation, HollyFrontier Corporation, Holly Logistic Services, L.L.C., HollyFrontier Payroll Services, Inc., and Holly Energy Partners, L.P., on behalf of themselves and their respective parents, subsidiaries and affiliates and Richard Voliva, dated September 15, 2022 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, File No. 001-32225).

21.1*	Subsidiaries of Registrant.

A

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, formatted as inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover page Interactive Data File (formatted as inline XBRL and contained in exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Constitutes management contracts or compensatory plans or arrangements.
++ Filed electronically herewith.
† Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

A
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P.
its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C.
its General Partner

Date: February 28,2023	/s/ Michael C. Jennings
Michael C. Jennings

Chief Executive Officer and President

A
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28,2023	/s/ Michael C. Jennings
Michael C. Jennings
Chief Executive Officer, President and Chairperson of the Board

Date: February 28,2023	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 28,2023	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller
(Principal Accounting Officer)

Date: February 28,2023	/s/ Larry R. Baldwin
Larry R. Baldwin
Director

Date: February 28,2023	/s/ Christine B. LaFollette
Christine B. LaFollette
Director

Date: February 28,2023	/s/ James H. Lee
James H. Lee
Director

Date: February 28,2023	/s/ Eric L. Mattson
Eric L. Mattson
Director

Date: February 28,2023	/s/ Mark A. Petersen
Mark A. Petersen
Director