Form 10-Q
period 2023-03-31
HOLLY ENERGY PARTNERS LP
filed 2023-05-05
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at May 1, 2023, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions, distributable cash flow coverage and leverage targets, and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “will,” “plan,” “goal,” “forecast,” “intend,” “strategy,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:

•the negotiation and execution, and the terms and conditions, of a definitive agreement relating to the non-binding proposal we received from HF Sinclair to acquire all of the outstanding common units of HEP not beneficially owned by HF Sinclair or its affiliates in exchange for shares of common stock, par value $0.01 per share of HF Sinclair (the “Proposed HF Sinclair Transaction”) and the ability of HF Sinclair or HEP to enter into or consummate such agreement;
•the risk that the Proposed HF Sinclair Transaction does not occur;
•negative effects from the pendency of the Proposed HF Sinclair Transaction;
•failure to obtain the required approvals for the Proposed HF Sinclair Transaction;
•the time required to consummate the Proposed HF Sinclair Transaction;
•the focus of management time and attention on the Proposed HF Sinclair Transaction and other disruptions arising from the Proposed HF Sinclair Transaction;
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
•the economic viability of HF Sinclair Corporation (“HF Sinclair”), our other customers and our joint ventures’ other customers, including any refusal or inability of our or our joint ventures’ customers or counterparties to perform their obligations under their contracts;
•the demand for refined petroleum products in the markets we serve;
•our ability to purchase operations and integrate the operations we have acquired or may acquire, including the acquired Sinclair Transportation Company LLC business;
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

Table of 19,
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $990 and $2,147, respectively)	$7,105	$10,917
Accounts receivable:
Trade	15,435	16,344
Affiliates	71,295	63,459
	86,730	79,803
Prepaid and other current assets	11,934	12,397
Total current assets	105,769	103,117

Properties and equipment, net	1,385,960	1,388,888
Operating lease right-of-use assets, net	2,078	2,317
Net investment in leases (Cushing Connect VIEs: $101,954 and $101,871, respectively)	524,564	539,705
Intangible assets, net	56,211	59,300
Goodwill	342,762	342,762
Equity method investments (Cushing Connect VIEs: $34,135 and $34,746 , respectively)	274,142	270,604
Deferred turnaround costs	23,363	24,154
Other assets	18,251	16,655
Total assets	$2,733,100	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $323 and $431, respectively)	$18,156	$26,753
Affiliates	9,948	15,756
	28,104	42,509

Accrued interest	17,567	17,992
Deferred revenue	15,316	12,087
Accrued property taxes	7,101	5,449
Current operating lease liabilities	886	968
Current finance lease liabilities	4,608	4,389
Other current liabilities	3,048	2,430
Total current liabilities	76,630	85,824

Long-term debt	1,540,385	1,556,334
Noncurrent operating lease liabilities	1,563	1,720
Noncurrent finance lease liabilities	61,645	62,513
Other long-term liabilities	29,733	29,111
Deferred revenue	21,963	24,613

Class B unit	61,531	60,507

Equity:
Partners’ equity:
Common unitholders (126,440,201 units issued and outstanding at both March 31, 2023 and December 31, 2022)	870,694	857,126
Noncontrolling interests	68,956	69,754
Total equity	939,650	926,880
Total liabilities and equity	$2,733,100	$2,747,502
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Affiliates	$116,878	$92,254
Third parties	26,416	27,944
	143,294	120,198
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	52,142	42,625
Depreciation and amortization	24,663	22,187
General and administrative	4,635	4,312
	81,440	69,124
Operating income	61,854	51,074

Other income (expense):
Equity in earnings of equity method investments	3,882	3,626
Interest expense	(25,978)	(13,639)
Interest income	20,400	12,647
Gain on sale of assets and other	173	101
	(1,523)	2,735
Income before income taxes	60,331	53,809
State income tax expense	(34)	(31)
Net income	60,297	53,778
Allocation of net income attributable to noncontrolling interests	(2,775)	(4,219)
Net income attributable to the partners	57,522	49,559
Limited partners’ per unit interest in earnings—basic and diluted	$0.45	$0.45
Weighted average limited partners’ units outstanding	126,440	109,640

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$60,297	$53,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,663	22,187
Gain on sale of assets	(79)	(25)
Amortization of deferred charges	1,071	342
Equity-based compensation expense	354	620
Equity in earnings of equity method investments, net of distributions	(1,799)	(520)
(Increase) decrease in operating assets:
Accounts receivable—trade	909	(1,132)
Accounts receivable—affiliates	(7,836)	11,190
Prepaid and other current assets	518	222
Increase (decrease) in operating liabilities:
Accounts payable—trade	(5,322)	5,525
Accounts payable—affiliates	(5,809)	(994)
Accrued interest	(424)	(5,522)
Deferred revenue	579	118
Accrued property taxes	1,652	1,675
Other current liabilities	619	2,337
Turnaround expenditures	(359)	(17,523)
Other, net	780	(464)
Net cash provided by operating activities	69,814	71,814

Cash flows from investing activities
Additions to properties and equipment	(7,614)	(14,147)
Acquisition of Sinclair Transportation	—	(321,366)
Investment in Osage Pipe Line Company, LLC	(2,500)	—
Proceeds from sale of assets	92	33
Distributions in excess of equity in earnings of equity investments	760	1,704
Net cash used for investing activities	(9,262)	(333,776)

Cash flows from financing activities
Borrowings under credit agreement	42,000	360,000
Repayments of credit agreement borrowings	(58,500)	(58,500)
Distributions to HEP unitholders	(44,308)	(36,997)
Distributions to noncontrolling interests	(2,549)	(877)
Payments on finance leases	(1,012)	(881)
Units withheld for tax withholding obligations	—	(57)
Other	5	(91)
Net cash provided (used) by financing activities	(64,364)	262,597

Cash and cash equivalents
Increase (decrease) for the period	(3,812)	635
Beginning of period	10,917	14,381
End of period	$7,105	$15,016

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,506	$18,548
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2022	$857,126	$69,754	$926,880
Distributions to HEP unitholders	(44,308)	—	(44,308)
Distributions to noncontrolling interests	—	(2,549)	(2,549)
Amortization of restricted and performance units	354	—	354
Class B unit accretion	(1,024)	—	(1,024)
Net income	58,546	1,751	60,297
Balance March 31, 2023	$870,694	$68,956	$939,650

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340

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

As of March 31, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

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

Additionally, on the Closing Date, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”) by and among REH Company, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units were originally held in escrow to secure REH Company’s renewable identification numbers (“RINs”) credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. The HEP units held in escrow were released to REH Company in April 2023 upon their satisfaction of the RINs credit obligations relating thereto. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

Sinclair Transportation, which together with its subsidiaries, owns integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Target Company refineries and other third party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake.

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation and its consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses.

Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. Additionally, we own (a) a 50% interest in Osage Pipe Line Company, LLC (“Osage”), (b) a 50% interest in Cheyenne Pipeline LLC, (c) a 50% interest in Cushing Connect Pipeline & Terminal LLC, (d) a 25.06% interest in Saddle Butte Pipeline III, LLC and (e) a 49.995% interest in Pioneer Investments Corp. Following the HEP Transaction, we now own the remaining 25% interest in UNEV Pipeline, LLC (“UNEV”) and as a result, UNEV is our wholly owned subsidiary.

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

The consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the SEC. The interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our results for the interim periods. Such adjustments are considered to be of a normal recurring nature. Although certain notes and other information required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for interim periods are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

Revenue Recognition
Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. The majority of our contracts with customers meet the definition of a lease since (1) performance of the contracts is dependent on specified property, plant, or equipment and (2) it is remote that one or more parties other than the customer will take more than a minor amount of the output associated with the specified property, plant, or equipment. The lease standard (see below) allows the election of a practical expedient whereby a lessor does not have to separate non-lease (service) components from lease components for operating leases under certain conditions. We have made this election for contracts with operating leases. Under this practical expedient, we treat the combined components as a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606, which largely codified ASU 2014-09, if the non-lease (service) component is the dominant component. If the lease component is the dominant component, we treat the combined components as a lease in accordance with ASC 842, which largely codified ASU 2016-02. The practical expedient does not apply for sales-type leases. Therefore, we bifurcate the consideration received for those contracts between lease and service components. The service component is accounted for within the scope of ASC 606.
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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the three months ended March 31, 2023 and 2022, we recognized $4.8 million and $5.2 million, respectively, of these deficiency payments in revenue, of which $0.9 million of the deficiency payments recognized during the three months ended March 31, 2022, related to deficiency payments billed in prior periods.
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

On August 2, 2021, in connection with the Contribution Agreement, HEP, Holly Logistic Services, L.L.C., the ultimate general partner of HEP (“HLS”) and Navajo Pipeline Co., L.P., the sole member of HLS (the “Sole Member”), entered into a unitholders agreement (the “Unitholders Agreement”) by and among HEP, HLS, the Sole Member, REH Company and the stockholders of REH Company (each a “Unitholder” and collectively, the “Unitholders,” and along with REH Company and each of their permitted transferees, the “REH Parties”), which became effective on the Closing Date.

Pursuant to the Unitholders Agreement, the REH Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the REH Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the REH Parties constitute less than 5% of all outstanding HEP Units. The Unitholders Agreement also subjects 15.75 million of the HEP Units issued to the REH Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the REH Parties are prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the closing, one-third of the Restricted Units were released from such restrictions on the first anniversary of the Closing Date, and the remainder will be released from such restrictions on the date that is 15 months from the Closing Date.

Under the terms of the Contribution Agreement, HEP acquired Sinclair Transportation, which together with its subsidiaries, owned REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipelines supporting the REH Company refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

The HEP Transaction was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the Closing Date, with the excess consideration recorded as goodwill. The purchase price allocation resulted in the recognition of $119.1 million in goodwill.

The following tables present the purchase consideration and final purchase price allocation to the assets acquired and liabilities assumed on March 14, 2022:

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
(2) Net of cash acquired

(In thousands)
Assets Acquired
Accounts receivable	$3,005
Prepaid and other current assets	59
Properties and equipment	340,682
Operating lease right-of-use assets	105
Other assets	3,500
Goodwill	119,112
Equity method investments	229,891
Total assets acquired	$696,354

Liabilities Assumed
Accounts payable	1,528
Accrued property taxes	973
Other current liabilities	789
Operating lease liabilities	33
Noncurrent operating lease liabilities	72
Other long-term liabilities	14,984
Total liabilities assumed	$18,379
Net assets acquired	$677,975

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

For the three months ended March 31, 2023, we incurred $0.5 million in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our statements of operations.

The following unaudited pro forma combined condensed financial data for the three months ended March 31, 2022 was derived from our historical financial statements giving effect to the HEP Transaction as if it had occurred on January 1, 2021. The below information reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including the depreciation of Sinclair Transportation’s fair-valued properties, plants and equipment.

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

Three Months Ended March 31, 2022
(In thousands)
Sales and other revenues	$134,960
Net income attributable to the partners	$50,782

Contemporaneous with the closing of the Sinclair Transactions, HEP and HFC amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Note 3:Cushing Connect Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P. (“PMLP”), a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connected the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets. The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal.

The Cushing Connect Joint Venture legal entities are variable interest entities (“VIEs”) as defined under GAAP. A legal entity is a VIE if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities do not have sufficient equity at risk to finance their activities without additional financial support. Since HEP constructed and is operating the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting. HEP’s maximum exposure to loss as a result of its involvement with the Cushing Connect JV Terminal legal entity is not expected to be material due to the long-term terminalling agreements in place to support its operations.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Pipelines	$70,582	$64,780
Terminals, tanks and loading racks	46,187	37,015
Refinery processing units	26,525	18,403
	$143,294	$120,198

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Lease revenues	$87,377	$72,914
Service revenues	55,917	47,284
	$143,294	$120,198
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

	March 31, 2023	December 31, 2022
	(In thousands)
Contract assets	$8,669	$6,672
Contract liabilities	$(3,274)	$—

The contract assets and liabilities include both lease and service components. During the three months ended March 31, 2022 we recognized $0.9 million of revenue that was previously included in contract liability as of December 31, 2021. During the three months ended March 31, 2023 and 2022, we also recognized $2.1 million and $45 thousand, respectively, of revenue included in contract assets.

As of March 31, 2023, we expect to recognize $2.4 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2024 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2023	$295
2024	367
2025	284
2026	268
2027	236
2028	235
Thereafter	690
Total	$2,375
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $7.8 million and $7.6 million as of March 31, 2023 and December 31, 2022, respectively, with accumulated depreciation of $4.1 million and $4.0 million as of March 31, 2023 and December 31, 2022, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	March 31, 2023	December 31, 2022

Operating leases:
Operating lease right-of-use assets, net	$2,078	$2,317

Current operating lease liabilities	886	968
Noncurrent operating lease liabilities	1,563	1,720
Total operating lease liabilities	$2,449	$2,688

Finance leases:
Properties and equipment	$7,823	$7,649
Accumulated amortization	(4,107)	(3,979)
Properties and equipment, net	$3,716	$3,670

Current finance lease liabilities	$4,608	$4,389
Noncurrent finance lease liabilities	61,645	62,513
Total finance lease liabilities	$66,253	$66,902

Weighted average remaining lease term (in years):
Operating leases	4.6	4.6
Finance leases	13.6	13.9

Weighted average discount rate:
Operating leases	4.7%	4.6%
Finance leases	5.7%	5.7%

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$307	$276
Operating cash flows on finance leases	$1,160	$981
Financing cash flows on finance leases	$1,012	$881

Maturities of lease liabilities were as follows:

	March 31, 2023
	Operating	Finance
	(In thousands)
2023	$684	$6,032
2024	608	7,597
2025	491	7,138
2026	326	7,258
2027	205	6,511
2028 and thereafter	318	61,038
Total lease payments	2,632	95,574
Less: Imputed interest	(183)	(29,321)
Total lease obligations	2,449	66,253
Less: Current lease liabilities	(886)	(4,608)
Noncurrent lease liabilities	$1,563	$61,645

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease costs	$301	$262
Finance lease costs
Amortization of assets	299	192
Interest on lease liabilities	954	959
Variable lease cost	212	37
Total net lease cost	$1,766	$1,450

Lessor Accounting
As discussed in Note 1, the majority of our contracts with customers meet the definition of a lease.

Substantially all of the assets supporting contracts meeting the definition of a lease have long useful lives, and we believe these assets will continue to have value when the current agreements expire due to our risk management strategy which includes performing ongoing maintenance during the lease term. HF Sinclair generally has the option to purchase assets located within HF Sinclair refinery boundaries, including refinery tankage, truck racks and refinery processing units, at fair market value when the related agreements expire.

During the three months ended March 31, 2023, we amended agreements with HF Sinclair related to certain crude tank assets. The amended agreements were treated as lease modifications of previous agreements that met the criteria of sales-type leases. The modified agreements still met the criteria of sales-type leases; therefore, the residual net investment in lease is carried over to the new sales-type lease, and no gain or loss is recognized.

During the three months ended March 31, 2022, we entered into new agreements and modified other agreements with HF Sinclair related to our acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the three months ended March 31, 2022.

The balance sheet impacts were composed of the following:

Three Months Ended March 31, 2022
(In thousands)

Net investment in leases	$235,620
Properties and equipment, net	(235,620)
Gain on sales-type leases	$—

These sales-type lease transactions were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease revenues	$82,798	$69,975
Direct financing lease interest income	537	520
Sales-type lease interest income	19,864	12,123
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	4,579	2,939
For our sales-type leases, we bifurcate customer obligations between lease and service components. We included the lease portion of customer obligations related to minimum volume requirements in guaranteed minimum lease payments. The lease portions of our minimum guaranteed pipeline tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. We recognized the lease portion of any billings for throughput volumes in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.

Annual minimum undiscounted lease payments under our leases were as follows as of March 31, 2023:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2023	$222,303	$1,676	$62,996
2024	270,998	2,226	82,478
2025	195,194	2,244	80,479
2026	181,204	2,262	80,479
2027	148,739	2,280	80,479
2028 and thereafter	522,446	34,940	681,221
Total lease receipt payments	$1,540,884	$45,628	$1,068,132
Less: Imputed interest		(29,394)	(944,047)
		16,234	124,085
Unguaranteed residual assets at end of leases		—	390,331
Net investment in leases		$16,234	$514,416

Net investments in leases recorded on our balance sheet were composed of the following:

	March 31, 2023		December 31, 2022
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$411,077	$16,234	$418,989	$16,264
Unguaranteed residual assets	103,339	—	110,466	—
Net investment in leases	$514,416	$16,234	$529,455	$16,264

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		March 31, 2023		December 31, 2022
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$494,305	$468,380	$494,047	$458,090
6.375% Senior Notes	Level 2	394,580	398,480	394,287	394,568
Total Liabilities		$888,885	$866,860	$888,334	$852,658

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

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Pipelines, terminals and tankage	$1,584,825	$1,567,359
Refinery assets	353,998	353,998
Land and right of way	171,368	171,327
Construction in progress	21,917	23,027
Other	69,550	69,098
	2,201,658	2,184,809
Less accumulated depreciation	(815,698)	(795,921)
	$1,385,960	$1,388,888

Depreciation expense was $20.2 million and $18.5 million for the three months ended March 31, 2023 and 2022, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	March 31, 2023	December 31, 2022
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(148,586)	(145,497)
		$56,211	$59,300

Amortization expense was $3.1 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. We estimate amortization expense to be $9.1 million for 2024 through 2027, and $9.0 million for 2028.

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

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $3.0 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of March 31, 2023, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 771,313 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the three months ended March 31, 2023, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2023 (nonvested)	115,809	$16.66
Granted	1,479	18.49
Vesting and transfer of full ownership to recipients	(330)	11.92
Forfeited	(804)	11.92
Outstanding at March 31, 2023 (nonvested)	116,154	16.73

The grant date fair values of phantom units that were vested and transferred to recipients during the three months ended March 31, 2023 and 2022 was $4 thousand and $39 thousand, respectively. As of March 31, 2023, $1.1 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of performance unit activity and changes for the three months ended March 31, 2023, is presented below:

Performance Units	Units
Outstanding at January 1, 2023 (nonvested)	42,852
Granted	513
Outstanding at March 31, 2023 (nonvested)	43,365

The grant date fair value of performance units vested and transferred to recipients during the three months ended March 31, 2022 was $0.6 million. Based on the weighted-average fair value of performance units outstanding at March 31, 2023, of $0.7 million, there was $0.5 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.4 years.

During the three months ended March 31, 2023, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

Note 10:Debt

Credit Agreement
We have a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) that matures in July 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments, working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2023.

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

As of March 31, 2023, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

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

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$651,500	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(5,695)	(5,953)
	494,305	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized premium and debt issuance costs	(5,420)	(5,713)
	394,580	394,287

Total long-term debt	$1,540,385	$1,556,334

Note 11:Related Party Transactions

We serve many of HF Sinclair’s refinery and renewable diesel facilities under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2024 to 2037, and revenues from these agreements accounted for approximately 82% of our total revenues for the three months ended March 31, 2023. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of March 31, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $456.6 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HF Sinclair an annual administrative fee (currently $5.0 million) for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HF Sinclair. Also, we reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $116.9 million and $92.3 million for the three months ended March 31, 2023 and 2022, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $1.3 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $20.6 million and $16.1 million for the three months ended March 31, 2023 and 2022, respectively.
•HF Sinclair reimbursed us $1.3 million and $3.1 million for the three months ended March 31, 2023 and 2022, for expense and capital projects, respectively.
•We distributed $20.9 million in both the three months ended March 31, 2023 and 2022, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $71.3 million and $63.5 million at March 31, 2023, and December 31, 2022, respectively.
•Accounts payable to HF Sinclair were $9.9 million and $15.8 million at March 31, 2023, and December 31, 2022, respectively.
•Deferred revenue in the consolidated balance sheets included at March 31, 2023 includes $3.3 million relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
•We received sales-type lease payments of $20.6 million and $12.6 million from HF Sinclair for the three months ended March 31, 2023 and 2022, respectively.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of March 31, 2023, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of March 31, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds, but no units have been issued under this program during the periods presented.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On April 20, 2023, we announced our cash distribution for the first quarter of 2023 of $0.35 per unit. The distribution is payable on all common units and will be paid May 11, 2023, to all unitholders of record on May 1, 2023.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended March 31, 2023 and was $44.3 million for the three months ended March 31, 2022. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per unit data)
Net income attributable to the partners	$57,522	$49,559
Less: Participating securities’ share in earnings	(73)	(111)
Net income attributable to common units	57,449	49,448
Weighted average limited partners’ units outstanding	126,440	109,640
Limited partners’ per unit interest in earnings - basic and diluted	$0.45	$0.45

Note 14:Environmental

We expensed $0.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, for environmental remediation obligations. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $19.8 million and $19.5 million at March 31, 2023 and December 31, 2022, of which $17.8 million and $17.5 million was classified as other long-term liabilities for March 31, 2023 and December 31, 2022, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

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

See Note 18 for a discussion of our share of incurred and accrued environmental remediation and recovery expenses associated with the release of crude oil on the Osage pipeline reflected in our equity in earnings of equity method investments.

Note 15: Contingencies

We are a party to various legal and regulatory proceedings, none of which we believe will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 16: Segment Information

Although financial information is reviewed by our chief operating decision makers from a variety of perspectives, they view the business in two reportable operating segments: (1) pipelines and terminals, and (2) refinery processing units. These operating segments adhere to the accounting polices used for our consolidated financial statements. For a discussion of these accounting policies and a summary of our derivation of revenue, see Note 1.

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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$90,353	$73,851
Pipelines and terminals - third-party	26,416	27,944
Refinery processing units - affiliate	26,525	18,403
Total segment revenues	$143,294	$120,198

Segment operating income:
Pipelines and terminals	$55,053	$49,804
Refinery processing units	11,436	5,582
Total segment operating income	66,489	55,386
Unallocated general and administrative expenses	(4,635)	(4,312)
Interest expense	(25,978)	(13,639)
Interest income	20,400	12,647
Equity in earnings of equity method investments	3,882	3,626
Gain on sale of assets and other	173	101
Income before income taxes	$60,331	$53,809

Capital Expenditures:
Pipelines and terminals	$7,614	$10,421
Refinery processing units	—	3,726
Total capital expenditures	$7,614	$14,147

	March 31, 2023	December 31, 2022
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$2,134,453	$2,152,159
Refinery processing units	302,280	304,332
Other	296,367	291,011
Total identifiable assets	$2,733,100	$2,747,502

(1) Included goodwill of $342.8 million as of March 31, 2023 and December 31, 2022, respectively.

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

As a result of the HEP Transaction, UNEV became a 100% owned subsidiary, and it was subsequently added as a guarantor of the obligations of HEP under the Senior Notes during the second quarter of 2022. UNEV financial information has been included in the Guarantor Subsidiaries financial information for all periods presented.

Condensed Consolidating Balance Sheet

March 31, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,245	$(1,130)	$990	$—	$7,105
Accounts receivable	—	86,658	1,414	(1,342)	86,730
Prepaid and other current assets	462	11,472	370	(370)	11,934
Total current assets	7,707	97,000	2,774	(1,712)	105,769

Properties and equipment, net	—	1,385,960	—	—	1,385,960
Operating lease right-of-use assets	—	2,078	—	—	2,078
Net investment in leases	—	524,564	101,954	(101,954)	524,564
Investment in subsidiaries	2,428,056	68,956	—	(2,497,012)	—
Intangible assets, net	—	56,211	—	—	56,211
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	240,007	34,135	—	274,142
Deferred turnaround costs	—	23,363	—	—	23,363
Other assets	5,420	12,831	—	—	18,251
Total assets	$2,441,183	$2,753,732	$138,863	$(2,600,678)	$2,733,100

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$29,050	$396	$(1,342)	$28,104
Accrued interest	17,567	—	—	—	17,567
Deferred revenue	—	15,316	—	—	15,316
Accrued property taxes	—	7,101	—	—	7,101
Current operating lease liabilities	—	886	—	—	886
Current finance lease liabilities	—	6,867	—	(2,259)	4,608
Other current liabilities	439	2,054	555	—	3,048
Total current liabilities	18,006	61,274	951	(3,601)	76,630

Long-term debt	1,540,385	—	—	—	1,540,385
Noncurrent operating lease liabilities	—	1,563	—	—	1,563
Noncurrent finance lease liabilities	—	149,828	—	(88,183)	61,645
Other long-term liabilities	216	29,517	—	—	29,733
Deferred revenue	—	21,963	—	—	21,963
Class B unit	—	61,531	—	—	61,531
Equity - partners	882,576	2,428,056	68,956	(2,508,894)	870,694
Equity - noncontrolling interests	—	—	68,956	—	68,956
Total liabilities and equity	$2,441,183	$2,753,732	$138,863	$(2,600,678)	$2,733,100

Condensed Consolidating Balance Sheet

December 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$4,454	$2,147	$—	$10,917
Accounts receivable	—	79,689	1,453	(1,339)	79,803
Prepaid and other current assets	256	12,141	356	(356)	12,397
Total current assets	4,572	96,284	3,956	(1,695)	103,117

Properties and equipment, net	—	1,388,888	—	—	1,388,888
Operating lease right-of-use assets	—	2,317	—	—	2,317
Net investment in leases	—	539,705	101,871	(101,871)	539,705
Investment in subsidiaries	2,432,767	69,754	—	(2,502,521)	—
Intangible assets, net	—	59,300	—	—	59,300
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	235,858	34,746	—	270,604
Deferred turnaround costs	—	24,154	—	—	24,154
Other assets	5,865	10,790	—	—	16,655
Total assets	$2,443,204	$2,769,812	$140,573	$(2,606,087)	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$43,303	$545	$(1,339)	$42,509
Accrued interest	17,992	—	—	—	17,992
Deferred revenue	—	12,087	—	—	12,087
Accrued property taxes	—	5,449	—	—	5,449
Current operating lease liabilities	—	968	—	—	968
Current finance lease liabilities	—	6,560	—	(2,171)	4,389
Other current liabilities	117	1,793	520	—	2,430
Total current liabilities	18,109	70,160	1,065	(3,510)	85,824

Long-term debt	1,556,334	—	—	—	1,556,334
Noncurrent operating lease liabilities	—	1,720	—	—	1,720
Noncurrent finance lease liabilities	—	150,935	—	(88,422)	62,513
Other long-term liabilities	—	29,111	—	—	29,111
Deferred revenue	—	24,613	—	—	24,613
Class B unit	—	60,507	—	—	60,507
Equity - partners	868,760	2,432,767	69,754	(2,514,155)	857,126
Equity - noncontrolling interests	—	—	69,754	—	69,754
Total liabilities and equity	$2,443,203	$2,769,813	$140,573	$(2,606,087)	$2,747,502

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$116,878	$—	$—	$116,878
Third parties	—	26,416	—	—	26,416
	—	143,294	—	—	143,294
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	50,822	1,320	—	52,142
Depreciation and amortization	—	24,663	—	—	24,663
General and administrative	1,482	3,153	—	—	4,635
	1,482	78,638	1,320	—	81,440
Operating income (loss)	(1,482)	64,656	(1,320)	—	61,854

Other income (expense):
Equity in earnings of subsidiaries	84,028	1,752	—	(85,780)	—
Equity in earnings of equity method investments	—	3,173	709	—	3,882
Interest expense	(25,024)	(5,069)	—	4,115	(25,978)
Interest income	—	20,400	4,115	(4,115)	20,400
Gain on sale of assets and other	—	173	—	—	173
	59,004	20,429	4,824	(85,780)	(1,523)
Income before income taxes	57,522	85,085	3,504	(85,780)	60,331
State income tax expense	—	(34)	—	—	(34)
Net income	57,522	85,051	3,504	(85,780)	60,297
Allocation of net income attributable to noncontrolling interests	—	(1,023)	(1,752)	—	(2,775)
Net income attributable to the partners	$57,522	$84,028	$1,752	$(85,780)	$57,522

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$92,254	$—	$—	$92,254
Third parties	—	27,944	—	—	27,944
	—	120,198	—	—	120,198
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	41,934	691	—	42,625
Depreciation and amortization	—	22,187	—	—	22,187
General and administrative	1,088	3,224	—	—	4,312
	1,088	67,345	691	—	69,124
Operating income (loss)	(1,088)	52,853	(691)	—	51,074

Other income (expense):
Equity in earnings of subsidiaries	63,327	2,171	—	(65,498)	—
Equity in earnings of equity method investments	—	2,720	906	—	3,626
Interest expense	(12,680)	(5,086)	—	4,127	(13,639)
Interest income	—	12,647	4,127	(4,127)	12,647
Gain on sale of assets and other	—	101	—	—	101
	50,647	12,553	5,033	(65,498)	2,735
Income before income taxes	49,559	65,406	4,342	(65,498)	53,809
State income tax expense	—	(31)	—	—	(31)
Net income	49,559	65,375	4,342	(65,498)	53,778
Allocation of net income attributable to noncontrolling interests	—	(2,048)	(2,171)	—	(4,219)
Net income attributable to the partners	$49,559	$63,327	$2,171	$(65,498)	$49,559

Note 18: Osage Pipeline

On July 8, 2022, the Osage pipeline, which is owned by Osage (see Note 1) and carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings of equity method investments was reduced in the three months ended March 31, 2023 by $0.9 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release. From the date of the release through March 31, 2023, our equity in earnings of equity method investments was reduced by $18.5 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date is $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. As Osage is an equity method investment, its financial position and results are not consolidated into HEP financial statement line items. The financial impact of the Osage crude oil release is reflected on the consolidated balance sheets as a reduction in equity method investments and is reflected on the consolidated statement of income as a reduction in equity in earnings (loss) of equity method investments.

The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to expend or accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

Note 19: Subsequent Event

On May 3, 2023, we received a non-binding proposal from HF Sinclair to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by HF Sinclair or its affiliates in exchange for shares of common stock, par value $0.01 per share (“Common Stock”) of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HF Sinclair Transaction”). The proposal has been made to the board of directors of our ultimate general partner (the “Board”). It is anticipated that the Board will authorize the Conflicts Committee of the Board (the “Conflicts Committee”), which is comprised of independent members of the Board, to review, evaluate and negotiate the Proposed HF Sinclair Transaction. The Proposed HF Sinclair Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

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

OVERVIEW

HEP, together with its consolidated subsidiaries, is a publicly held master limited partnership. On March 14, 2022 (the “Closing Date”), HFC and HEP announced the establishment of HF Sinclair, as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC (“Sinclair Oil”)) and Sinclair Transportation from REH Company (formerly known as The Sinclair Companies, and referred to herein as “REH Company”). On the Closing Date, HF Sinclair completed its acquisition of Sinclair Oil by effecting (a) a holding company merger with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of Hippo Holding LLC (now known as Sinclair Holding LLC), the parent company of Sinclair Oil (the “Target Company”), to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of March 31, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

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

Sinclair Transportation, together with its subsidiaries, owned REH Company’s integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the REH Company refineries and other third-party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake including: Saddle Butte Pipeline III, LLC (25.06% non-operated interest); Pioneer Investments Corp. (49.995% non-operated interest); and UNEV Pipeline, LLC (“UNEV”) (the 25% non-operated interest not already owned by HEP, resulting in UNEV becoming a wholly owned subsidiary of HEP).

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

HF Sinclair Proposal
On May 3, 2023, we received a non-binding proposal from HF Sinclair to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by HF Sinclair or its affiliates in exchange for shares of common stock, par value $0.01 per share (“Common Stock”) of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HF Sinclair Transaction”). The proposal has been made to the board of directors of our ultimate general partner (the “Board”). It is anticipated that the Board will authorize the Conflicts Committee of the Board (the “Conflicts Committee”), which is comprised of independent members of the Board, to review, evaluate and negotiate the Proposed HF Sinclair Transaction. The Proposed HF Sinclair Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Market Developments
Our results for the three months ended March 31, 2023 were favorably impacted by global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2024 to 2037. These minimum volume commitments accounted for approximately 72% and 69% of our total tariffs and fees billed to customers for the three months ended March 31, 2023 and March 31, 2022, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2024 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the PPI or the FERC index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of March 31, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $457 million.

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

Table o
Under certain provisions of an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.0 million, for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HF Sinclair who perform services for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Under HLS’s Secondment Agreement with HF Sinclair, certain employees of HF Sinclair are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

We have a long-term strategic relationship with HFC (and now HF Sinclair) that has historically facilitated our growth. Subject to the final negotiated terms of a definitive agreement with HF Sinclair on the Proposed HF Sinclair Transaction and the discretion of our Board, our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders.

Table o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three months ended March 31, 2023 and 2022.

Table o

	Three Months Ended March 31,		Change from
	2023	2022	2022
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$18,931	$16,860	$2,071
Affiliates—intermediate pipelines	8,282	7,506	776
Affiliates—crude pipelines	24,667	18,277	6,390
	51,880	42,643	9,237
Third parties—refined product pipelines	6,268	9,260	(2,992)
Third parties—crude pipelines	12,434	12,877	(443)
	70,582	64,780	5,802
Terminals, tanks and loading racks:
Affiliates	38,473	31,208	7,265
Third parties	7,714	5,807	1,907
	46,187	37,015	9,172

Refinery processing units—Affiliates	26,525	18,403	8,122

Total revenues	143,294	120,198	23,096
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	52,142	42,625	9,517
Depreciation and amortization	24,663	22,187	2,476
General and administrative	4,635	4,312	323
	81,440	69,124	12,316
Operating income	61,854	51,074	10,780
Other income (expense):
Equity in earnings of equity method investments	3,882	3,626	256
Interest expense, including amortization	(25,978)	(13,639)	(12,339)
Interest income	20,400	12,647	7,753
Gain on sale of assets and other	173	101	72
	(1,523)	2,735	(4,258)
Income before income taxes	60,331	53,809	6,522
State income tax expense	(34)	(31)	(3)
Net income	60,297	53,778	6,519
Allocation of net income attributable to noncontrolling interests	(2,775)	(4,219)	1,444
Net income attributable to the partners	57,522	49,559	7,963
Limited partners’ earnings per unit—basic and diluted	$0.45	$0.45	$—
Weighted average limited partners’ units outstanding	126,440	109,640	16,800
EBITDA (1)	$87,797	$72,769	$15,028
Adjusted EBITDA (1)	$108,357	$85,338	$23,019
Distributable cash flow (2)	$83,911	$64,455	$19,456

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	143,002	107,210	35,792
Affiliates—intermediate pipelines	114,326	117,802	(3,476)
Affiliates—crude pipelines	473,712	396,040	77,672
	731,040	621,052	109,988
Third parties—refined product pipelines	40,431	49,029	(8,598)
Third parties—crude pipelines	175,984	131,126	44,858
	947,455	801,207	146,248
Terminals and loading racks:
Affiliates	686,845	446,032	240,813
Third parties	42,462	48,354	(5,892)
	729,307	494,386	234,921
Refinery processing units—Affiliates	53,294	65,227	(11,933)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,730,056	1,360,820	369,236

Table o

(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is calculated as net income attributable to the partners plus or minus (i) interest expense, (ii) interest income, (iii) state income tax expense and (iv) depreciation and amortization. Adjusted EBITDA is calculated as EBITDA plus (i) our share of Osage environmental remediation costs included in equity in earnings of equity method investments, (ii) acquisition integration and regulatory costs, (iii) tariffs and fees not included in revenues due to impacts from lease accounting for certain tariffs and fees minus (iv) pipeline lease payments not included in operating costs and expenses. Portions of our minimum guaranteed tariffs for assets subject to sales-type lease accounting are recorded as interest income with the remaining amounts recorded as a reduction in net investment in leases. Similarly, certain pipeline lease payments were previously recorded as operating costs and expenses, but the underlying lease was reclassified from an operating lease to a financing lease, and these payments are now recorded as interest expense and reductions in the lease liability. EBITDA and Adjusted EBITDA are not calculations based upon generally accepted accounting principles (“GAAP”). However, the amounts included in the EBITDA and Adjusted EBITDA calculations are derived from amounts included in our consolidated financial statements. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income attributable to the partners or operating income, as indications of our operating performance or as alternatives to operating cash flow as a measure of liquidity. EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures of other companies. EBITDA and Adjusted EBITDA are presented here because they are widely used financial indicators used by investors and analysts to measure performance. EBITDA and Adjusted EBITDA are also used by our management for internal analysis and as a basis for compliance with financial covenants.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income attributable to the partners	$57,522	$49,559
Add (subtract):
Interest expense	25,978	13,639
Interest income	(20,400)	(12,647)
State income tax expense	34	31
Depreciation and amortization	24,663	22,187
EBITDA	$87,797	$72,769
Share of Osage environmental remediation costs	870	—
Acquisition integration and regulatory costs	—	836
Tariffs and fees not included in revenues	21,296	13,339
Lease payments not included in operating costs	(1,606)	(1,606)
Adjusted EBITDA	$108,357	$85,338

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

Table o

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income attributable to the partners	$57,522	$49,559
Add (subtract):
Depreciation and amortization	24,663	22,187
Amortization of discount and deferred debt issuance costs	1,071	770
Customer billings greater than net income recognized	4,873	497
Maintenance capital expenditures (3)	(1,702)	(5,620)
Increase (decrease) in environmental liability	(139)	(120)
Share of Osage insurance coverage	500	—
Decrease in reimbursable deferred revenue	(5,405)	(3,234)
Other	2,528	416
Distributable cash flow	$83,911	$64,455

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	March 31, 2023	December 31, 2022
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,105	$10,917
Working capital	$29,139	$17,293
Total assets	$2,733,100	$2,747,502
Long-term debt	$1,540,385	$1,556,334
Partners’ equity	$870,694	$857,126

Results of Operations—Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Summary
Net income attributable to the partners for the first quarter of 2023 was $57.5 million ($0.45 per basic and diluted limited partner unit) compared to $49.6 million ($0.45 per basic and diluted limited partner unit) for the first quarter of 2022. The increase in net income was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022, as well as higher revenues from our Woods Cross refinery processing units, partially offset by higher interest expense.

Revenues
Revenues for the first quarter were $143.3 million, an increase of $23.1 million compared to the first quarter of 2022. The increase was mainly due to revenues from the acquired Sinclair Transportation assets, higher revenues on our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, and rate increases that went into effect on July 1, 2022, partially offset by lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery.

Revenues from our refined product pipelines were $25.2 million, a decrease of $0.9 million compared to the first quarter of 2022. Shipments averaged 183.4 thousand barrels per day (“mbpd”) compared to 156.2 mbpd for the first quarter of 2022. The volume increase was mainly due to higher volumes on the acquired Sinclair Transportation product pipelines. The decrease in revenues was mainly due to lower volumes on our product pipelines serving HF Sinclair's Navajo refinery. Revenues were lower in proportion to volumes due to our recognition of a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $8.3 million, an increase of $0.8 million compared to the first quarter of 2022. Shipments averaged 114.3 mbpd for the first quarter of 2023 compared to 117.8 mbpd for the first quarter of 2022. The increase in revenue was mainly due to rate increases that went into effect on July 1, 2022.

Table o

Revenues from our crude pipelines were $37.1 million, an increase of $5.9 million compared to the first quarter of 2022. Shipments averaged 649.7 mbpd compared to 527.2 mbpd for the first quarter of 2022. The increase in volumes was mainly attributable to the acquired Sinclair Transportation crude pipelines and higher volumes on our crude pipeline systems in New Mexico and Texas. The increase in revenues was mainly due to the acquired Sinclair Transportation crude pipelines, higher volumes on our crude pipeline systems in New Mexico and Texas and rate increases that went into effect on July 1, 2022.

Revenues from terminal, tankage and loading rack fees were $46.2 million, an increase of $9.2 million compared to the first quarter of 2022. Refined products and crude oil terminalled in the facilities averaged 729.3 mbpd compared to 494.4 mbpd for the first quarter of 2022. The increase in volumes was mainly due to the acquired Sinclair Transportation assets. Revenues increased mainly due to revenues from the acquired Sinclair Transportation assets and rate increases that went into effect on July 1, 2022.

Revenues from refinery processing units were $26.5 million, an increase of $8.1 million compared to the first quarter of 2022, and throughputs averaged 53.3 mbpd compared to 65.2 mbpd for the first quarter of 2022. Revenues increased mainly due to higher revenues from our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, as well as rate increases that went into effect on July 1, 2022. The decrease in volumes was due to maintenance at the El Dorado refinery.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $52.1 million for the three months ended March 31, 2023, an increase of $9.5 million compared to the first quarter of 2022. The increase was mainly due to operations expenses associated with the acquired Sinclair Transportation assets as well as higher employee costs and higher natural gas costs for the three months ended March 31, 2023.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2023 increased by $2.5 million compared to the three months ended March 31, 2022. The increase was mainly due to depreciation on the acquired Sinclair Transportation assets and amortization of the Woods Cross refinery processing units turnaround.

General and Administrative
General and administrative costs for the three months ended March 31, 2023 increased by $0.3 million compared to the three months ended March 31, 2022, mainly due to higher external audit expenses and higher administrative fees charged by HF Sinclair under the Omnibus Agreement, partially offset by lower acquisition integration and regulatory costs associated with the HEP Transaction.

Equity in Earnings of Equity Method Investments

	Three Months Ended March 31,
Equity Method Investment	2023	2022
	(in thousands)
Osage Pipe Line Company, LLC	(939)	643
Cheyenne Pipeline LLC	1,374	1,774
Cushing Connect Terminal Holdings LLC	709	906
Pioneer Investments Corp.	3,202	465
Saddle Butte Pipeline III, LLC	(464)	(162)
Total	$3,882	$3,626

Equity in earnings of Osage Pipe Line Company, LLC (“Osage”) decreased for the three months ended March 31, 2023, mainly due to our 50% share of environmental remediation and recovery expenses associated with the release of crude oil on the Osage pipeline. Additional insurance recoveries will be recorded as they are received. If the Osage insurance pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Table o
Interest Expense, including Amortization
Interest expense for the three months ended March 31, 2023, was $26.0 million, an increase of $12.3 million compared to the three months ended March 31, 2022. The increase was mainly due to our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027, the proceeds of which were used to partially repay outstanding borrowings under our senior secured credit facility following the funding of the cash portion of the Sinclair Transportation acquisition. In addition, market interest rates increased on our senior secured revolving credit facility. Our aggregate effective interest rates were 6.4% and 3.5% for the three months ended March 31, 2023 and 2022, respectively.

Interest Income
Interest income for the three months ended March 31, 2023, totaled $20.4 million, an increase of $7.8 million compared to the three months ended March 31, 2022. The increase was mainly due to higher sales-type lease interest income from the acquired Sinclair Transportation pipelines and terminals.

Table o
LIQUIDITY AND CAPITAL RESOURCES

Overview
We have a $1.2 billion senior secured revolving credit facility (the “Credit Agreement”) that matures July 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit and continues to provide for an accordion feature that allows us to increase commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

During the three months ended March 31, 2023, we received advances totaling $42.0 million and repaid $58.5 million under the Credit Agreement, resulting in a net decrease of $16.5 million and an outstanding balance of $651.5 million at March 31, 2023. As of March 31, 2023, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $548.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

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
As of March 31, 2023, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes”, and together with the 6.375% Senior Notes, the “Senior Notes”).
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the three months ended March 31, 2023. As of March 31, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In February 2023, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $44.3 million.

On April 20, 2023, we announced our cash distribution for the first quarter of 2023 of $0.35 per unit, or $1.40 on an annualized basis. Subject to the final negotiated terms of a definitive agreement with HF Sinclair on the Proposed HF Sinclair Transaction and the discretion of our Board, we expect our future cash distribution will continue as long as we remain a public company.

Cash and cash equivalents decreased by $3.8 million during the three months ended March 31, 2023. The cash flows used for investing activities of $9.3 million and financing activities of $64.4 million were more than the cash flows provided by operating activities of $69.8 million. Working capital increased by $11.8 million to $29.1 million at March 31, 2023, from $17.3 million at December 31, 2022.

Table o
Cash Flows—Operating Activities
Cash flows from operating activities decreased by $2.0 million from $71.8 million for the three months ended March 31, 2022, to $69.8 million for the three months ended March 31, 2023. The decrease was mainly due to higher payments for operating expenses and interest expenses, partially offset by higher customer receipts and lower payments for turnaround expenditures during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Cash Flows—Investing Activities
Cash flows used for investing activities were $9.3 million for the three months ended March 31, 2023, compared to $333.8 million for the three months ended March 31, 2022, a decrease of $324.5 million. During the three months ended March 31, 2022, we paid the $321.4 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the three months ended March 31, 2023 and 2022, we invested $7.6 million and $14.1 million, respectively, in additions to properties and equipment.

Cash Flows—Financing Activities
Cash flows used by financing activities were $64.4 million for the three months ended March 31, 2023, compared to cash flows provided by financing activities of $262.6 million for the three months ended March 31, 2022, a decrease of $327.0 million. During the three months ended March 31, 2023, we received $42.0 million and repaid $58.5 million in advances under the Credit Agreement. Additionally, we paid $44.3 million in regular quarterly cash distributions to our limited partners and $2.5 million to our noncontrolling interests. During the three months ended March 31, 2022, we received $360.0 million and repaid $58.5 million in advances under the Credit Agreement. We paid $37.0 million in regular quarterly cash distributions to our limited partners, and distributed $0.9 million to our noncontrolling interests.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2023 capital forecast is comprised of approximately $25 million to $35 million for maintenance capital expenditures and $5 million to $10 million for expansion capital expenditures and our share of Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
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

Table o
Credit Agreement
We have a $1.2 billion Credit Agreement that matures in July 2025. The Credit Agreement is available to fund capital expenditures, investments, acquisitions, distribution payments and working capital and for general partnership purposes. The Credit Agreement is also available to fund letters of credit up to a $50 million sub-limit, and it continues to provide for an accordion feature that allows us to increase the commitments under the Credit Agreement up to a maximum amount of $1.7 billion.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of March 31, 2023.

Senior Notes
As of March 31, 2023, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

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

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of March 31, 2023. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Table o
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$651,500	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(5,695)	(5,953)
	494,305	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(5,420)	(5,713)
	394,580	394,287

Total long-term debt	$1,540,385	$1,556,334

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended March 31, 2023.

Impact of Inflation
After being relatively moderate in recent years, PPI in the United States increased significantly in 2023 and 2022. PPI has increased an average of 5% annually over the past five calendar years, including an increase of 13.5% in 2022 and 8.9% in 2021.

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

A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers. However, the fees we charged our shippers increased at a rate greater than our inflationary cost increase for the year ended December 31, 2022.

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

At March 31, 2023, we had an accrual of $19.8 million related to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have been fair valued at $14.7 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired or will expire.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the three months ended March 31, 2023 by $0.9 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release. From the date of the release through March 31, 2023, our equity in earnings of equity method investments was reduced by $18.5 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to expend or accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could materially differ from these estimates under different assumptions or conditions and have an impact on our financial position, results of operations and cash flows. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain critical accounting policies that materially affect the amounts recorded in our consolidated financial statements include revenue recognition, assessing the possible impairment of certain long-lived assets and goodwill, and assessing contingent liabilities for probable losses. There have been no changes to these policies in 2023. We consider these policies to be critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Table o

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At March 31, 2023, we had an outstanding principal balance of $900 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At March 31, 2023, the fair value of our Senior Notes was $866.9 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at March 31, 2023 would result in a change of approximately $22.3 million in the fair value of the underlying Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At March 31, 2023, borrowings outstanding under the Credit Agreement were $651.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. See “Risk Management” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of market risk exposures that we have with respect to our long-term debt, which disclosure should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Since we do not own products shipped on our pipelines or terminalled at our terminal facilities, we do not have direct market risks associated with commodity prices.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at a reasonable level of assurance.

Table o
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

Item 1A.Risk Factors

Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

There can be no assurances that we will enter into a definitive agreement with HF Sinclair related to its proposal to acquire all of our common units that it or its affiliates do not already own, or that we will complete any transactions contemplated by such an agreement.

On May 3, 2023, we received a non-binding proposal from HF Sinclair to acquire all of the outstanding common units (“Common Units”) of HEP not beneficially owned by HF Sinclair or its affiliates in exchange for shares of common stock, par value $0.01 per share (“Common Stock”) of HF Sinclair. Under the proposal, HEP unitholders would receive newly issued shares of Common Stock at a fixed exchange ratio of 0.3714 per each publicly held Common Unit, which was derived using the 30-day volume weighted average prices for each security as of market close on May 3, 2023 (the “Proposed HF Sinclair Transaction”). The proposal has been made to the board of directors of our ultimate general partner (the “Board”). It is anticipated that the Board will authorize the Conflicts Committee of the Board, which is comprised of independent members of the Board, to review, evaluate and negotiate the Proposed HF Sinclair Transaction. The Proposed HF Sinclair Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

The following table discloses purchases of our common units made by us or on our behalf during the first quarter of 2023:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2023	—	$—	—	—
February 2023	—	$—	—	—
March 2023	17	$18.08	—	—
Total for January to March 2023	17		—	—

Table o

The units reported represent the delivery of 17 common units (which units were previously issued to certain officers and other employees pursuant to phantom unit awards at the time of grant or settlement, as applicable) by such officers and employees to provide funds for the payment of payroll and income taxes due at vesting in the case of officers and employees who did not elect to satisfy such taxes by other means.

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

3.5
Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Holly Logistic Services, L.L.C., dated April 27, 2011 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on May 3, 2011, File No. 1-32225).

3.6
First Amended and Restated Limited Liability Company Agreement of HEP Logistics GP, L.L.C. (incorporated by reference to Exhibit 3.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2004, File No. 1-32225).

10.1†
Ninth Amended and Restated Master Throughput Agreement, by and between Holly Energy Partners - Operating, L.P. and HF Sinclair Refining & Marketing LLC, dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-32225).

10.2
Second Amended and Restated Transportation Services Agreement, by and between UNEV Pipeline, LLC and HF Sinclair Refining & Marketing LLC, dated as of February 23, 2023 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-32225).

10.3*
Third Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), by and between HF Sinclair El Dorado Refining LLC, HF Sinclair Woods Cross Refining LLC and Holly Energy Partners - Operating L.P., dated effective January 1, 2023.

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.
++	Filed electronically herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Table o
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

May 5, 2023	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

May 5, 2023	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)