Form 10-Q
period 2023-06-30
HOLLY ENERGY PARTNERS LP
filed 2023-08-03
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at July 31, 2023, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “will,” “plan,” “goal,” “forecast,” “intend,” “strategy,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements or affect our unit price. These factors include, but are not limited to:

•the negotiation and execution, and the terms and conditions, of a definitive agreement relating to the non-binding proposal we received from HF Sinclair Corporation (“HF Sinclair”) to acquire all of the outstanding common units of Holly Energy Partners, L.P. (“HEP”) not owned by HF Sinclair or its affiliates (the “Proposed HF Sinclair Transaction”) and the ability of HF Sinclair or HEP to enter into or consummate such agreement;
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
•the demand for and supply of crude oil and refined products, including the uncertainty regarding increasing societal expectations that companies address climate change;
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
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, global health events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, terminal facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers or lower gross margins due to the economic impact of inflation and labor costs, and any potential asset impairments

Table of 19,
resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
•the effects of current and future government regulations and policies, including increases in interest rates;
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

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-Q, including, without limitation, the forward-looking statements that are referred to above. You should not put any undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $1,923 and $2,147, respectively)	$7,845	$10,917
Accounts receivable:
Trade	13,570	16,344
Affiliates	70,774	63,459
	84,344	79,803
Prepaid and other current assets	11,930	12,397
Total current assets	104,119	103,117

Properties and equipment, net	1,374,667	1,388,888
Operating lease right-of-use assets, net	1,847	2,317
Net investment in leases (Cushing Connect VIEs: $101,960 and $101,871, respectively)	522,812	539,705
Intangible assets, net	53,946	59,300
Goodwill	342,762	342,762
Equity method investments (Cushing Connect VIEs: $33,439 and $34,746 , respectively)	265,262	270,604
Deferred turnaround costs	22,454	24,154
Other assets	17,556	16,655
Total assets	$2,705,425	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $668 and $431, respectively)	$25,008	$26,753
Affiliates	10,781	15,756
	35,789	42,509

Accrued interest	17,650	17,992
Deferred revenue	20,028	12,087
Accrued property taxes	7,736	5,449
Current operating lease liabilities	777	968
Current finance lease liabilities	4,803	4,389
Other current liabilities	3,466	2,430
Total current liabilities	90,249	85,824

Long-term debt	1,495,442	1,556,334
Noncurrent operating lease liabilities	1,439	1,720
Noncurrent finance lease liabilities	61,034	62,513
Other long-term liabilities	29,512	29,111
Deferred revenue	19,581	24,613
Class B unit	62,554	60,507

Equity:
Partners’ equity:
Common unitholders (126,440,201 units issued and outstanding at both June 30, 2023 and December 31, 2022)	876,980	857,126
Noncontrolling interests	68,634	69,754
Total equity	945,614	926,880
Total liabilities and equity	$2,705,425	$2,747,502
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Affiliates	$109,922	$110,537	$226,800	$202,791
Third parties	29,833	25,233	56,249	53,177
	139,755	135,770	283,049	255,968
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	53,142	53,899	105,284	96,524
Depreciation and amortization	25,897	26,974	50,560	49,161
General and administrative	5,512	4,682	10,147	8,994
	84,551	85,555	165,991	154,679
Operating income	55,204	50,215	117,058	101,289

Other income (expense):
Equity in earnings of equity method investments	3,545	5,447	7,427	9,073
Interest expense (including amortization)	(26,448)	(20,347)	(52,426)	(33,986)
Interest income	20,356	24,331	40,756	36,978
Gain on sale of assets and other	102	45	275	146
	(2,445)	9,476	(3,968)	12,211
Income before income taxes	52,759	59,691	113,090	113,500
State income tax benefit (expense)	32	(14)	(2)	(45)
Net income	52,791	59,677	113,088	113,455
Allocation of net income attributable to noncontrolling interests	(2,562)	(2,885)	(5,337)	(7,104)
Net income attributable to the partners	50,229	56,792	107,751	106,351
Limited partners’ per unit interest in earnings—basic and diluted	$0.40	$0.45	$0.85	$0.90
Weighted average limited partners’ units outstanding	126,440	126,440	126,440	118,087

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$113,088	$113,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,560	49,161
Gain on sale of assets	(88)	(25)
Amortization of deferred charges	2,153	1,803
Equity-based compensation expense	721	1,227
Equity in earnings of equity method investments, net of distributions	3,054	933
(Increase) decrease in operating assets:
Accounts receivable—trade	2,774	1,071
Accounts receivable—affiliates	(7,316)	(2,815)
Prepaid and other current assets	690	60
Increase (decrease) in operating liabilities:
Accounts payable—trade	(334)	1,355
Accounts payable—affiliates	(4,975)	993
Accrued interest	(342)	6,705
Deferred revenue	2,909	(1,612)
Accrued property taxes	2,287	1,630
Other current liabilities	1,036	77
Turnaround expenditures	(618)	(24,158)
Other, net	2,115	2,626
Net cash provided by operating activities	167,714	152,486

Cash flows from investing activities
Additions to properties and equipment	(16,264)	(23,246)
Acquisition of Sinclair Transportation	—	(321,366)
Investment in Osage Pipe Line Company, LLC	(3,000)	—
Proceeds from sale of assets	243	33
Distributions in excess of equity in earnings of equity investments	5,288	6,589
Net cash used for investing activities	(13,733)	(337,990)

Cash flows from financing activities
Borrowings under credit agreement	55,000	410,000
Repayments of credit agreement borrowings	(117,000)	(529,000)
Proceeds from issuance of debt	—	400,000
Distributions to HEP unitholders	(88,617)	(81,333)
Distributions to noncontrolling interests	(4,410)	(5,308)
Payments on finance leases	(2,030)	(1,776)
Deferred financing costs	—	(6,343)
Units withheld for tax withholding obligations	(1)	(65)
Other	5	(168)
Net cash provided (used) by financing activities	(157,053)	186,007

Cash and cash equivalents
Increase (decrease) for the period	(3,072)	503
Beginning of period	10,917	14,381
End of period	$7,845	$14,884

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$50,968	$25,814
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2022	$857,126	$69,754	$926,880
Distributions to HEP unitholders	(44,308)	—	(44,308)
Distributions to noncontrolling interests	—	(2,549)	(2,549)
Amortization of restricted and performance units	354	—	354
Class B unit accretion	(1,024)	—	(1,024)
Net income	58,546	1,751	60,297
Balance March 31, 2023	$870,694	$68,956	$939,650
Distributions to HEP unitholders	(44,309)	—	(44,309)
Distributions to noncontrolling interest	—	(1,861)	(1,861)
Amortization of restricted and performance units	367	—	367
Class B unit accretion	(1,024)	—	(1,024)
Net income	51,252	1,539	52,791
Balance June 30, 2023	$876,980	$68,634	$945,614

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(4,431)	(4,431)
Acquisition of remaining UNEV interests	3,198	177	3,375
Amortization of restricted and performance units	607	—	607
Class B unit accretion	(956)	—	(956)
Other	(86)	—	(86)
Net income	57,749	1,928	59,677
Balance June 30, 2022	$837,785	$69,405	$907,190

See accompanying notes.

Table of 19,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:Description of Business and Presentation of Financial Statements

Holly Energy Partners, L.P. (“HEP”), together with its consolidated subsidiaries, is a publicly held master limited partnership. We commenced operations on July 13, 2004, upon the completion of our initial public offering. On March 14, 2022 (the “Closing Date”), HollyFrontier Corporation (“HFC”) and HEP announced the establishment of HF Sinclair Corporation, a Delaware corporation (“HF Sinclair”), as the new parent holding company of HFC and HEP and their subsidiaries, and the completion of their respective acquisitions of Sinclair Oil Corporation (now known as Sinclair Oil LLC) and Sinclair Transportation Company LLC (“Sinclair Transportation”) from REH Company (formerly known as The Sinclair Companies, and referred to herein as “REH Company”). On the Closing Date, pursuant to that certain Business Combination Agreement, dated as of August 2, 2021 (as amended on March 14, 2022, the “Business Combination Agreement”), by and among HFC, HF Sinclair, Hippo Merger Sub, Inc., a wholly owned subsidiary of HF Sinclair (“Parent Merger Sub”), REH Company, and Hippo Holding LLC (now known as Sinclair Holding LLC), a wholly owned subsidiary of REH Company (the “Target Company”), HF Sinclair completed its acquisition of the Target Company by effecting (a) a holding company merger in accordance with Section 251(g) of the Delaware General Corporation Law whereby HFC merged with and into Parent Merger Sub, with HFC surviving such merger as a direct wholly owned subsidiary of HF Sinclair (the “HFC Merger”), and (b) immediately following the HFC Merger, a contribution whereby REH Company contributed all of the equity interests of the Target Company to HF Sinclair in exchange for shares of HF Sinclair, resulting in the Target Company becoming a direct wholly owned subsidiary of HF Sinclair (together with the HFC Merger, the “HFC Transactions”).

As of June 30, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

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

Most of our acquisitions from HFC occurred while we were a consolidated variable interest entity (“VIE”) of HFC. Therefore, as an entity under common control with HFC, we recorded these acquisitions on our balance sheets at HFC’s historical basis instead of our purchase price or fair value.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the six months ended June 30, 2023 and 2022, we recognized $10.1 million and $10.4 million, respectively, of these deficiency payments in revenue, of which $1.9 million of the deficiency payments recognized during the three months ended June 30, 2022, related to deficiency payments billed in prior periods.
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

Class B Unit
Under the terms of the 2012 transaction pursuant to which, HEP UNEV Holdings LLC (“HEP UNEV Holdings”) acquired HFC’s initial 75% interest in UNEV, HEP UNEV Holdings issued to a subsidiary of HFC a Class B unit comprised of a noncontrolling equity interest in a wholly owned subsidiary (the “Class B Unit”). Subject to certain limitations, the Class B Unit is subject to annual redemption payments to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization exceeding $40 million beginning July 1, 2015, and ending in June 2032. However, if earnings thresholds are not achieved, no redemption payments are required.

UNEV earnings before interest, income taxes, depreciation, and amortization exceeded $40 million for the first time during the measurement period ending June 30, 2023, which required the Class B Unit to be reclassified from mezzanine equity to a long-term liability on the balance sheet as of June 30, 2023. A redemption payment of $2.6 million, calculated as described above, is due in August 2023.

The Class B Unit liability will increase by a 7% factor compounded annually on the outstanding balance through its expiration date, and this increase will be included in interest expense on our consolidated statements of income beginning July 1, 2023. Prior to classification of the Class B Unit as a liability, the 7% increase was included in allocation of net income attributable to noncontrolling interests on our consolidated statements of income.

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

Pursuant to the Unitholders Agreement, the REH Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the REH Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the REH Parties constitute less than 5% of all outstanding HEP Units. The Unitholders

Agreement also subjected 15.75 million of the HEP Units issued to the REH Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the REH Parties were prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the closing, one-third of the Restricted Units were released from such restrictions on the first anniversary of the Closing Date, and the remainder were released from such restrictions on June 14, 2023, the date that was 15 months from the Closing Date.

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

We incurred $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our consolidated statements of income.

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

The Cushing Connect Joint Venture legal entities are VIEs as defined under GAAP. A legal entity is a VIE if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities do not have sufficient equity at risk to finance their activities without additional financial support. Since HEP constructed and is operating the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting. HEP’s maximum exposure to loss as a result of its involvement with the Cushing Connect JV Terminal legal entity is not expected to be material due to the long-term terminalling agreements in place to support its operations.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Pipelines	$71,018	$68,319	$141,600	$133,099
Terminals, tanks and loading racks	45,831	44,558	92,018	81,573
Refinery processing units	22,906	22,893	49,431	41,296
	$139,755	$135,770	$283,049	$255,968

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Lease revenues	$79,327	$82,445	$166,704	$155,736
Service revenues	60,428	53,325	116,345	100,232
	$139,755	$135,770	$283,049	$255,968

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

	June 30, 2023	December 31, 2022
	(In thousands)
Contract assets	$8,502	$6,672
Contract liabilities	$6,495	$—

The contract assets and liabilities include both lease and service components. During the six months ended June 30, 2022, we recognized $1.9 million of revenue that was previously included in contract liabilities as of December 31, 2021. During the six months ended June 30, 2023 and 2022, we also recognized $2.1 million and $0.1 million, respectively, of revenue included in contract assets.

As of June 30, 2023, we expect to recognize $2.6 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2024 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2023	$217
2024	407
2025	319
2026	302
2027	269
2028	268
Thereafter	826
Total	$2,608
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

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $8.4 million and $7.6 million as of June 30, 2023 and December 31, 2022, respectively, with accumulated depreciation of $4.4 million and $4.0 million as of June 30, 2023 and December 31, 2022, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	June 30, 2023	December 31, 2022

Operating leases:
Operating lease right-of-use assets, net	$1,847	$2,317

Current operating lease liabilities	777	968
Noncurrent operating lease liabilities	1,439	1,720
Total operating lease liabilities	$2,216	$2,688

Finance leases:
Properties and equipment	$8,395	$7,649
Accumulated amortization	(4,396)	(3,979)
Properties and equipment, net	$3,999	$3,670

Current finance lease liabilities	$4,803	$4,389
Noncurrent finance lease liabilities	61,034	62,513
Total finance lease liabilities	$65,837	$66,902

Weighted average remaining lease term (in years):
Operating leases	4.6	4.6
Finance leases	13.3	13.9

Weighted average discount rate:
Operating leases	4.8%	4.6%
Finance leases	5.7%	5.7%

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$543	$518
Operating cash flows on finance leases	$2,310	$1,950
Financing cash flows on finance leases	$2,030	$1,776
Maturities of lease liabilities were as follows:

	June 30, 2023
	Operating	Finance
	(In thousands)
2023	$499	$4,138
2024	608	7,750
2025	491	7,291
2026	326	7,411
2027	205	6,663
2028 and thereafter	318	61,038
Total lease payments	2,447	94,291
Less: Imputed interest	(231)	(28,454)
Total lease obligations	2,216	65,837
Less: Current lease liabilities	(777)	(4,803)
Noncurrent lease liabilities	$1,439	$61,034

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease costs	$236	$242	$537	$504
Finance lease costs
Amortization of assets	314	189	613	381
Interest on lease liabilities	944	946	1,898	1,905
Variable lease cost	206	23	418	59
Total net lease cost	$1,700	$1,400	$3,466	$2,849

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

During the six months ended June 30, 2023, we amended agreements with HF Sinclair related to certain crude tank assets. The amended agreements were treated as lease modifications of previous agreements that met the criteria of sales-type leases. The modified agreements still met the criteria of sales-type leases; therefore, the residual net investment in lease is carried over to the new sales-type lease, and no gain or loss is recognized.

During the six months ended June 30, 2022, we entered into new agreements and modified other agreements with HF Sinclair related to our acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the six months ended June 30, 2022.

The balance sheet impacts were composed of the following:

Six Months Ended June 30, 2022
(In thousands)

Net investment in leases	$235,620
Properties and equipment, net	(235,620)
Gain on sales-type leases	$—

These sales-type lease transactions were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease revenues	$75,292	$76,538	$158,090	$146,891
Direct financing lease interest income	536	520	1,073	1,040
Sales-type lease interest income	19,811	23,814	39,674	35,938
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	4,035	5,906	8,614	8,846
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

Annual minimum undiscounted lease payments under our leases were as follows as of June 30, 2023:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2023	$157,930	$1,196	$42,744
2024	289,895	2,331	84,059
2025	210,177	2,279	82,060
2026	195,710	2,297	82,060
2027	162,208	2,316	82,060
2028 and thereafter	552,648	35,525	688,896
Total lease receipt payments	$1,568,568	$45,944	$1,061,879
Less: Imputed interest		(29,742)	(939,191)
		16,202	122,688
Unguaranteed residual assets at end of leases		—	390,159
Net investment in leases		$16,202	$512,847

Net investments in leases recorded on our balance sheet were composed of the following:

	June 30, 2023		December 31, 2022
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$380,762	$16,202	$418,989	$16,264
Unguaranteed residual assets	132,085	—	110,466	—
Net investment in leases	$512,847	$16,202	$529,455	$16,264

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		June 30, 2023		December 31, 2022
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$494,565	$464,275	$494,047	$458,090
6.375% Senior Notes	Level 2	394,877	395,392	394,287	394,568
Total Liabilities		$889,442	$859,667	$888,334	$852,658

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

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Pipelines, terminals and tankage	$1,592,935	$1,567,359
Refinery assets	353,998	353,998
Land and right of way	171,443	171,327
Construction in progress	20,532	23,027
Other	72,950	69,098
	2,211,858	2,184,809
Less accumulated depreciation	(837,191)	(795,921)
	$1,374,667	$1,388,888

Depreciation expense was $42.5 million and $40.8 million for the six months ended June 30, 2023 and 2022, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	June 30, 2023	December 31, 2022
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	75,131	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		204,797	204,797
Less accumulated amortization		(150,851)	(145,497)
		$53,946	$59,300

Amortization expense was $5.4 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. We estimate amortization expense to be $9.1 million for 2024 through 2026, $7.9 million for 2027 and $2.0 million for 2028.

We have additional transportation agreements with subsidiaries of HF Sinclair resulting from historical transactions consisting of pipeline, terminal and tankage assets contributed to us or acquired from subsidiaries of HF Sinclair. These transactions occurred while we were a consolidated VIE of HF Sinclair; therefore, our basis in these agreements is zero and does not reflect a step-up in basis to fair value.

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $3.0 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, and $6.0 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.4 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. We currently purchase units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan. As of June 30, 2023, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 756,529 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the six months ended June 30, 2023, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2023 (nonvested)	115,809	$16.66
Granted	1,479	18.49
Vesting and transfer of full ownership to recipients	(330)	11.92
Forfeited	(1,084)	11.92
Outstanding at June 30, 2023 (nonvested)	115,874	16.74

The grant date fair values of phantom units that were vested and transferred to recipients during the six months ended June 30, 2023 and 2022 was $4 thousand and $60 thousand, respectively. As of June 30, 2023, $0.8 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 0.9 years.

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

A summary of performance unit activity and changes for the six months ended June 30, 2023, is presented below:

Performance Units	Units
Outstanding at January 1, 2023 (nonvested)	42,852
Granted	513
Outstanding at June 30, 2023 (nonvested)	43,365

The grant date fair value of performance units vested and transferred to recipients during the six months ended June 30, 2022 was $0.4 million. Based on the weighted-average fair value of performance units outstanding at June 30, 2023, of $0.7 million, there was $0.4 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 1.2 years.

During the six months ended June 30, 2023, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2023.

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

As of June 30, 2023, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

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

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$606,000	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(5,435)	(5,953)
	494,565	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized premium and debt issuance costs	(5,123)	(5,713)
	394,877	394,287

Total long-term debt	$1,495,442	$1,556,334

Note 11:Related Party Transactions

We serve many of HF Sinclair’s refinery and renewable diesel facilities under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2024 to 2037, and revenues from these agreements accounted for approximately 79% and 80% of our total revenues for the three and six months ended June 30, 2023, respectively. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of July 1, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $496.5 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of these agreements, a shortfall payment may be applied as a credit in the following four quarters after its minimum obligations are met.

Under certain provisions of the Omnibus Agreement, we pay HF Sinclair an annual administrative fee (currently $5.7 million) for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS or the cost of their employee benefits, which are charged to us separately by HF Sinclair. Also, we reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $109.9 million and $110.5 million for the three months ended June 30, 2023 and 2022, respectively, and $226.8 million and $202.8 million for the six months ended June 30, 2023 and 2022, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $1.3 million for both the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. In addition, HF Sinclair charged us $0.2 million for a prorated portion of the temporary administrative fee during the six months ended June 30, 2022.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $20.3 million and $19.9 million for the three months ended June 30, 2023 and 2022, respectively, and $41.0 million and $36.1 million for the six months ended June 30, 2023 and 2022, respectively.

•HF Sinclair reimbursed us $3.0 million and $4.2 million for the three months ended June 30, 2023 and 2022, for expense and capital projects, respectively, and $4.3 million and $8.6 million for the six months ended June 30, 2023 and 2022, respectively.
•We distributed $20.9 million in both the three months ended June 30, 2023 and 2022, and $41.7 million in both the six months ended June 30, 2023 and 2022, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $70.8 million and $63.5 million at June 30, 2023, and December 31, 2022, respectively.
•Accounts payable to HF Sinclair were $10.8 million and $15.8 million at June 30, 2023, and December 31, 2022, respectively.
•Deferred revenue in the consolidated balance sheets as of June 30, 2023 includes $6.3 million relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
•We received sales-type lease payments of $21.0 million and $24.4 million from HF Sinclair for the three months ended June 30, 2023 and 2022, respectively, and $41.5 million and $37.0 million for the six months ended June 30, 2023 and 2022, respectively.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of June 30, 2023, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of June 30, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds, but no units have been issued under this program during the periods presented.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On July 20, 2023, we announced our cash distribution for the second quarter of 2023 of $0.35 per unit. The distribution is payable on all common units and will be paid August 11, 2023, to all unitholders of record on July 31, 2023.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended June 30, 2023 and was $44.3 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, the regular quarterly distribution to the limited partners will be $88.6 million and was $88.7 million for the six months ended June 30, 2022. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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

Net income per limited partner unit is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
Net income attributable to the partners	$50,229	$56,792	$107,751	$106,351
Less: Participating securities’ share in earnings	(63)	(107)	(136)	(222)
Net income attributable to common units	50,166	56,685	107,615	106,129
Weighted average limited partners’ units outstanding	126,440	126,440	126,440	118,087
Limited partners’ per unit interest in earnings - basic and diluted	$0.40	$0.45	$0.85	$0.90

Note 14:Environmental

Environmental costs are charged to operating expenses if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. We have ongoing investigations of environmental matters at various locations and routinely assess our recorded environmental obligations, if any, with respect to such matters. Liabilities are recorded when site restoration and environmental remediation, cleanup and other obligations are either known or considered probable and can be reasonably estimated. Such estimates are undiscounted and require judgment with respect to costs, time frame and extent of required remedial and cleanup activities and are subject to periodic adjustments based on currently available information.

We expensed $0.2 million for both the three months ended June 30, 2023 and 2022, for environmental remediation obligations and we expensed $0.6 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $19.5 million at both June 30, 2023 and December 31, 2022, of which $17.4 million and $17.5 million was classified as other long-term liabilities for June 30, 2023 and December 31, 2022, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

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

See Note 17 for a discussion of our share of incurred and accrued environmental remediation and recovery expenses associated with the release of crude oil on the Osage pipeline reflected in our equity in earnings of equity method investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$87,016	$87,644	$177,369	$161,495
Pipelines and terminals - third-party	29,833	25,233	56,249	53,177
Refinery processing units - affiliate	22,906	22,893	49,431	41,296
Total segment revenues	$139,755	$135,770	$283,049	$255,968

Segment operating income:
Pipelines and terminals	$49,742	$48,673	$104,795	$98,477
Refinery processing units	10,974	6,224	22,410	11,806
Total segment operating income	60,716	54,897	127,205	110,283
Unallocated general and administrative expenses	(5,512)	(4,682)	(10,147)	(8,994)
Interest expense	(26,448)	(20,347)	(52,426)	(33,986)
Interest income	20,356	24,331	40,756	36,978
Equity in earnings of equity method investments	3,545	5,447	7,427	9,073
Gain on sale of assets and other	102	45	275	146
Income before income taxes	$52,759	$59,691	$113,090	$113,500

Capital Expenditures:
Pipelines and terminals	$8,650	$7,397	$16,264	$17,817
Refinery processing units	—	1,703	—	5,429
Total capital expenditures	$8,650	$9,100	$16,264	$23,246

	June 30, 2023	December 31, 2022
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$2,119,446	$2,152,159
Refinery processing units	299,204	304,332
Other	286,775	291,011
Total identifiable assets	$2,705,425	$2,747,502

(1) Included goodwill of $342.8 million as of both June 30, 2023 and December 31, 2022.

Note 17: Osage Pipeline

On July 8, 2022, the Osage pipeline, which is owned by Osage (see Note 1) and carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings of equity method investments was reduced in the six months ended June 30, 2023 by $1.2 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release. From the date of the release through June 30, 2023, our equity in earnings of equity method investments was reduced by $18.8 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. As Osage is an equity method investment, its financial position and results are not consolidated into HEP financial statement line items. The financial impact of the Osage crude oil release is reflected on the consolidated balance sheets as a reduction in equity method investments and is reflected on the consolidated statement of income as a reduction in equity in earnings (loss) of equity method investments.

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

Note 18: HF Sinclair Proposal

On May 3, 2023, we received a non-binding proposal from HF Sinclair to acquire all of the outstanding common units of HEP not owned by HF Sinclair or its affiliates (the “Proposed HF Sinclair Transaction”). The proposal was made to the board of directors of our ultimate general partner (the “Board”). The Board authorized the Conflicts Committee of the Board (the “Conflicts Committee”), which is comprised of independent members of the Board, to review, evaluate and negotiate the Proposed HF Sinclair Transaction. The Proposed HF Sinclair Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Note 19: Supplemental Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,728	$(806)	$1,923	$—	$7,845
Accounts receivable	—	84,296	1,380	(1,332)	84,344
Prepaid and other current assets	338	11,592	384	(384)	11,930
Total current assets	7,066	95,082	3,687	(1,716)	104,119

Properties and equipment, net	—	1,374,667	—	—	1,374,667
Operating lease right-of-use assets	—	1,847	—	—	1,847
Net investment in leases	—	522,812	101,962	(101,962)	522,812
Investment in subsidiaries	2,391,253	68,634	—	(2,459,887)	—
Intangible assets, net	—	53,946	—	—	53,946
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	231,824	33,438	—	265,262
Deferred turnaround costs	—	22,454	—	—	22,454
Other assets	4,895	12,661	—	—	17,556
Total assets	$2,403,214	$2,726,689	$139,087	$(2,563,565)	$2,705,425

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$36,405	$716	$(1,332)	$35,789
Accrued interest	17,650	—	—	—	17,650
Deferred revenue	—	20,028	—	—	20,028
Accrued property taxes	—	7,736	—	—	7,736
Current operating lease liabilities	—	777	—	—	777
Current finance lease liabilities	—	7,154	—	(2,351)	4,803
Other current liabilities	551	1,812	1,103	—	3,466
Total current liabilities	18,201	73,912	1,819	(3,683)	90,249

Long-term debt	1,495,442	—	—	—	1,495,442
Noncurrent operating lease liabilities	—	1,439	—	—	1,439
Noncurrent finance lease liabilities	—	148,593	—	(87,559)	61,034
Other long-term liabilities	155	29,357	—	—	29,512
Deferred revenue	—	19,581	—	—	19,581
Class B Unit	—	62,554	—	—	62,554
Equity - partners	889,416	2,391,253	68,634	(2,472,323)	876,980
Equity - noncontrolling interests		—	68,634		68,634
Total liabilities and equity	$2,403,214	$2,726,689	$139,087	$(2,563,565)	$2,705,425

Condensed Consolidating Balance Sheet

December 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$4,454	$2,147	$—	$10,917
Accounts receivable	—	79,689	1,453	(1,339)	79,803
Prepaid and other current assets	256	12,141	356	(356)	12,397
Total current assets	4,572	96,284	3,956	(1,695)	103,117

Properties and equipment, net	—	1,388,888	—	—	1,388,888
Operating lease right-of-use assets	—	2,317	—	—	2,317
Net investment in leases	—	539,705	101,871	(101,871)	539,705
Investment in subsidiaries	2,432,767	69,754	—	(2,502,521)	—
Intangible assets, net	—	59,300	—	—	59,300
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	235,858	34,746	—	270,604
Deferred turnaround costs	—	24,154	—	—	24,154
Other assets	5,865	10,790	—	—	16,655
Total assets	$2,443,204	$2,769,812	$140,573	$(2,606,087)	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$43,303	$545	$(1,339)	$42,509
Accrued interest	17,992	—	—	—	17,992
Deferred revenue	—	12,087	—	—	12,087
Accrued property taxes	—	5,449	—	—	5,449
Current operating lease liabilities	—	968	—	—	968
Current finance lease liabilities	—	6,560	—	(2,171)	4,389
Other current liabilities	117	1,793	520	—	2,430
Total current liabilities	18,109	70,160	1,065	(3,510)	85,824

Long-term debt	1,556,334	—	—	—	1,556,334
Noncurrent operating lease liabilities	—	1,720	—	—	1,720
Noncurrent finance lease liabilities	—	150,935	—	(88,422)	62,513
Other long-term liabilities	—	29,111	—	—	29,111
Deferred revenue	—	24,613	—	—	24,613
Class B unit	—	60,507	—	—	60,507
Equity - partners	868,760	2,432,767	69,754	(2,514,155)	857,126
Equity - noncontrolling interests	—	—	69,754	—	69,754
Total liabilities and equity	$2,443,203	$2,769,813	$140,573	$(2,606,087)	$2,747,502

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$109,922	$—	$—	$109,922
Third parties	—	29,833	—	—	29,833
	—	139,755	—	—	139,755
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	51,307	1,835	—	53,142
Depreciation and amortization	—	25,897	—	—	25,897
General and administrative	1,608	3,904	—	—	5,512
	1,608	81,108	1,835	—	84,551
Operating income (loss)	(1,608)	58,647	(1,835)	—	55,204

Other income (expense):
Equity in earnings of subsidiaries	77,341	1,540	—	(78,881)	—
Equity in earnings of equity method investments	—	2,751	794	—	3,545
Interest expense	(25,504)	(5,064)	—	4,120	(26,448)
Interest income	—	20,356	4,120	(4,120)	20,356
Gain on sale of assets and other	—	102		—	102
	51,837	19,685	4,914	(78,881)	(2,445)
Income before income taxes	50,229	78,332	3,079	(78,881)	52,759
State income tax benefit	—	32	—	—	32
Net income	50,229	78,364	3,079	(78,881)	52,791
Allocation of net income attributable to noncontrolling interests	—	(1,023)	(1,539)	—	(2,562)
Net income attributable to the partners	$50,229	$77,341	$1,540	$(78,881)	$50,229

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$226,800	$—	$—	$226,800
Third parties	—	56,249	—	—	56,249
	—	283,049	—	—	283,049
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	102,129	3,155	—	105,284
Depreciation and amortization	—	50,560	—	—	50,560
General and administrative	3,090	7,057	—	—	10,147
	3,090	159,746	3,155	—	165,991
Operating income (loss)	(3,090)	123,303	(3,155)	—	117,058

Other income (expense):
Equity in earnings of subsidiaries	161,369	3,292	—	(164,661)	—
Equity in earnings of equity method investments	—	5,924	1,503	—	7,427
Interest expense	(50,528)	(10,133)	—	8,235	(52,426)
Interest income	—	40,756	8,235	(8,235)	40,756
Gain on sale of assets and other	—	275	—	—	275
	110,841	40,114	9,738	(164,661)	(3,968)
Income before income taxes	107,751	163,417	6,583	(164,661)	113,090
State income tax expense	—	(2)	—	—	(2)
Net income	107,751	163,415	6,583	(164,661)	113,088
Allocation of net income attributable to noncontrolling interests	—	(2,046)	(3,291)	—	(5,337)
Net income attributable to the partners	$107,751	$161,369	$3,292	$(164,661)	$107,751

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$110,537	$—	$—	$110,537
Third parties	—	25,233	—	—	25,233
	—	135,770	—	—	135,770
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	52,823	1,076	—	53,899
Depreciation and amortization	—	26,974	—	—	26,974
General and administrative	912	3,770	—	—	4,682
	912	83,567	1,076	—	85,555
Operating income (loss)	(912)	52,203	(1,076)	—	50,215

Other income (expense):
Equity in earnings of subsidiaries	77,104	1,927	—	(79,031)	—
Equity in earnings of equity method investments	—	4,641	806	—	5,447
Interest expense	(19,400)	(5,071)	—	4,124	(20,347)
Interest income	—	24,331	4,124	(4,124)	24,331
Gain on sale of assets and other	—	45	—	—	45
	57,704	25,873	4,930	(79,031)	9,476
Income before income taxes	56,792	78,076	3,854	(79,031)	59,691
State income tax expense	—	(14)	—	—	(14)
Net income	56,792	78,062	3,854	(79,031)	59,677
Allocation of net income attributable to noncontrolling interests	—	(958)	(1,927)	—	(2,885)
Net income attributable to the partners	$56,792	$77,104	$1,927	$(79,031)	$56,792

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	—	202,791	—	—	202,791
Third parties	—	53,177	—	—	53,177
	—	255,968	—	—	255,968
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	94,757	1,767	—	96,524
Depreciation and amortization	—	49,161	—	—	49,161
General and administrative	2,000	6,994	—	—	8,994
	2,000	150,912	1,767	—	154,679
Operating income (loss)	(2,000)	105,056	(1,767)	—	101,289

Other income (expense):
Equity in earnings of subsidiaries	140,431	4,098	—	(144,529)	—
Equity in earnings of equity method investments	—	7,361	1,712	—	9,073
Interest expense	(32,080)	(10,157)	—	8,251	(33,986)
Interest income	—	36,978	8,251	(8,251)	36,978
Gain on sale of assets and other	—	146	—	—	146
	108,351	38,426	9,963	(144,529)	12,211
Income before income taxes	106,351	143,482	8,196	(144,529)	113,500
State income tax expense	—	(45)	—	—	(45)
Net income	106,351	143,437	8,196	(144,529)	113,455
Allocation of net income attributable to noncontrolling interests	—	(3,006)	(4,098)		(7,104)
Net income attributable to the partners	$106,351	$140,431	$4,098	$(144,529)	$106,351

Tae o

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

As of June 30, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments for an aggregate transaction value of $678.0 million (the “HEP Transaction”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

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

Tae o
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

HF Sinclair Proposal
On May 3, 2023, we received a non-binding proposal from HF Sinclair to acquire all of the outstanding common units of HEP not owned by HF Sinclair or its affiliates (the “Proposed HF Sinclair Transaction”). The proposal was made to the board of directors of our ultimate general partner (the “Board”). The Board authorized the Conflicts Committee of the Board (the “Conflicts Committee”), which is comprised of independent members of the Board, to review, evaluate and negotiate the Proposed HF Sinclair Transaction. The Proposed HF Sinclair Transaction is subject to the negotiation and execution of a definitive agreement. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

Market Developments
Our results for the six months ended June 30, 2023 were favorably impacted by global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by the COVID-19 pandemic or volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2024 to 2037. These minimum volume commitments accounted for approximately 73% and 64% of our total tariffs and fees billed to customers for the six months ended June 30, 2023 and June 30, 2022, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2024 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or the Federal Energy Regulatory Commission (“FERC”) index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of July 1, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $496 million.

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

Under certain provisions of an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.7 million, for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HF Sinclair who perform services

Tae o
for us on behalf of Holly Logistic Services, L.L.C. (“HLS”), or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

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

Tae o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and six months ended June 30, 2023 and 2022.

Tae o

	Three Months Ended June 30,		Change from
	2023	2022	2022
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$19,189	$20,920	$(1,731)
Affiliates—intermediate pipelines	8,318	7,521	797
Affiliates—crude pipelines	20,665	20,971	(306)
	48,172	49,412	(1,240)
Third parties—refined product pipelines	9,380	5,215	4,165
Third parties—crude pipelines	13,466	13,692	(226)
	71,018	68,319	2,699
Terminals, tanks and loading racks:
Affiliates	38,844	38,232	612
Third parties	6,987	6,326	661
	45,831	44,558	1,273

Refinery processing units—Affiliates	22,906	22,893	13

Total revenues	139,755	135,770	3,985
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	53,142	53,899	(757)
Depreciation and amortization	25,897	26,974	(1,077)
General and administrative	5,512	4,682	830
	84,551	85,555	(1,004)
Operating income	55,204	50,215	4,989
Other income (expense):
Equity in earnings of equity method investments	3,545	5,447	(1,902)
Interest expense, including amortization	(26,448)	(20,347)	(6,101)
Interest income	20,356	24,331	(3,975)
Gain on sale of assets and other	102	45	57
	(2,445)	9,476	(11,921)
Income before income taxes	52,759	59,691	(6,932)
State income tax benefit (expense)	32	(14)	46
Net income	52,791	59,677	(6,886)
Allocation of net income attributable to noncontrolling interests	(2,562)	(2,885)	323
Net income attributable to the partners	50,229	56,792	(6,563)
Limited partners’ earnings per unit—basic and diluted	$0.40	$0.45	$(0.05)
Weighted average limited partners’ units outstanding	126,440	126,440	—
EBITDA (1)	$82,186	$79,796	$2,390
Adjusted EBITDA (1)	$103,202	$104,244	$(1,042)
Distributable cash flow (2)	$73,272	$78,458	$(5,186)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	136,598	140,333	(3,735)
Affiliates—intermediate pipelines	104,472	124,588	(20,116)
Affiliates—crude pipelines	390,285	477,241	(86,956)
	631,355	742,162	(110,807)
Third parties—refined product pipelines	42,202	37,989	4,213
Third parties—crude pipelines	208,384	138,040	70,344
	881,941	918,191	(36,250)
Terminals and loading racks:
Affiliates	683,089	572,289	110,800
Third parties	49,909	36,748	13,161
	732,998	609,037	123,961
Refinery processing units—Affiliates	59,754	72,342	(12,588)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,674,693	1,599,570	75,123

Tae o

	Six Months Ended June 30,		Change from
	2023	2022	2022
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$38,120	$37,780	$340
Affiliates—intermediate pipelines	16,600	15,027	1,573
Affiliates—crude pipelines	45,332	39,248	6,084
	100,052	92,055	7,997
Third parties—refined product pipelines	15,648	14,475	1,173
Third parties—crude pipelines	25,900	26,569	(669)
	141,600	133,099	8,501
Terminals, tanks and loading racks:
Affiliates	77,317	69,440	7,877
Third parties	14,701	12,133	2,568
	92,018	81,573	10,445

Refinery processing units—Affiliates	49,431	41,296	8,135

Total revenues	283,049	255,968	27,081
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	105,284	96,524	8,760
Depreciation and amortization	50,560	49,161	1,399
General and administrative	10,147	8,994	1,153
	165,991	154,679	11,312
Operating income	117,058	101,289	15,769
Other income (expense):
Equity in earnings of equity method investments	7,427	9,073	(1,646)
Interest expense, including amortization	(52,426)	(33,986)	(18,440)
Interest income	40,756	36,978	3,778
Gain on sale of assets and other	275	146	129
	(3,968)	12,211	(16,179)
Income before income taxes	113,090	113,500	(410)
State income tax benefit (expense)	(2)	(45)	43
Net income	113,088	113,455	(367)
Allocation of net income attributable to noncontrolling interests	(5,337)	(7,104)	1,767
Net income attributable to the partners	107,751	106,351	1,400
Limited partners’ earnings per unit—basic and diluted	$0.85	$0.90	$(0.05)
Weighted average limited partners’ units outstanding	126,440	118,087	8,353
EBITDA (1)	$169,983	$152,565	$17,418
Adjusted EBITDA (1)	$212,077	$189,581	$22,496
Distributable cash flow (2)	$157,183	$142,912	$14,271

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	139,782	123,863	15,919
Affiliates—intermediate pipelines	109,372	121,213	(11,841)
Affiliates—crude pipelines	431,768	436,865	(5,097)
	680,922	681,941	(1,019)
Third parties—refined product pipelines	41,321	43,479	(2,158)
Third parties—crude pipelines	192,273	134,602	57,671
	914,516	860,022	54,494
Terminals and loading racks:
Affiliates	684,956	509,509	175,447
Third parties	46,206	42,519	3,687
	731,162	552,028	179,134
Refinery processing units—Affiliates	56,542	68,804	(12,262)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,702,220	1,480,854	221,366

Tae o
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to the partners	$50,229	$56,792	$107,751	$106,351
Add (subtract):
Interest expense	26,448	20,347	52,426	33,986
Interest income	(20,356)	(24,331)	(40,756)	(36,978)
State income tax benefit (expense)	(32)	14	2	45
Depreciation and amortization	25,897	26,974	50,560	49,161
EBITDA	$82,186	$79,796	$169,983	$152,565
Share of Osage environmental remediation costs	350	—	1,220	—
Acquisition integration and regulatory costs	954	886	1,472	1,722
Tariffs and fees not included in revenues	21,319	25,168	42,615	38,507
Lease payments not included in operating costs	(1,607)	(1,606)	(3,213)	(3,213)
Adjusted EBITDA	$103,202	$104,244	$212,077	$189,581

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

Tae o

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to the partners	$50,229	$56,792	$107,751	$106,351
Add (subtract):
Depreciation and amortization	25,897	26,974	50,560	49,161
Amortization of discount and deferred debt issuance costs	1,082	1,033	2,153	1,803
Customer billings greater than net income recognized	4,897	125	9,770	621
Maintenance capital expenditures (3)	(6,036)	(4,963)	(7,738)	(10,583)
Increase (decrease) in environmental liability	(864)	(124)	(1,003)	(244)
Share of Osage insurance coverage	—	—	500	—
Reimbursable deferred revenue	(3,509)	(3,356)	(8,914)	(6,590)
Other	1,576	1,977	4,104	2,393
Distributable cash flow	$73,272	$78,458	$157,183	$142,912

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	June 30, 2023	December 31, 2022
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,845	$10,917
Working capital	$13,870	$17,293
Total assets	$2,705,425	$2,747,502
Long-term debt	$1,495,442	$1,556,334
Partners’ equity	$876,980	$857,126

Results of Operations—Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Summary
Net income attributable to the partners for the second quarter of 2023 was $50.2 million ($0.40 per basic and diluted limited partner unit) compared to $56.8 million ($0.45 per basic and diluted limited partner unit) for the second quarter of 2022. The decrease in net income attributable to HEP was mainly due to higher interest expense associated with higher interest rates.

Revenues
Revenues for the second quarter of 2023 were $139.8 million, an increase of $4.0 million compared to the second quarter of 2022. The increase was mainly due to higher revenues from the Sinclair Transportation assets we acquired, our UNEV product pipeline and product pipelines servicing Delek US Holdings, Inc.'s (“Delek”) Big Spring, Texas refinery as well as rate increases that went into effect on July 1, 2022, partially offset by lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery.

Revenues from our refined product pipelines were $28.6 million, an increase of $2.4 million compared to the second quarter of 2022. Shipments averaged 178.8 thousand barrels per day (“mbpd”) compared to 178.3 mbpd for the second quarter of 2022. The increase in revenues was mainly due to higher volumes on our UNEV product pipeline and product pipelines servicing Delek's Big Spring, Texas refinery, rate increases that went into effect on July 1, 2022 and more pipeline tariffs recognized as revenue rather than interest income under sales-type lease accounting, partially offset by lower volumes on product pipelines serving HF Sinclair's Navajo refinery.

Tae o

Revenues from our intermediate pipelines were $8.3 million, an increase of $0.8 million compared to the second quarter of 2022. Shipments averaged 104.5 mbpd for the second quarter of 2023 compared to 124.6 mbpd for the second quarter of 2022. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair's Navajo refinery while revenues increased due to tariff increases on contractual minimum volume guarantees as well as higher revenues on our Sinclair Transportation intermediate pipelines.

Revenues from our crude pipelines were $34.1 million, a decrease of $0.5 million compared to the second quarter of 2022. Shipments averaged 598.7 mbpd compared to 615.3 mbpd for the second quarter of 2022. The decrease in volumes and revenues was mainly attributable to lower volumes on the New Mexico and Texas crude pipelines and the Sinclair Transportation crude pipelines.

Revenues from terminal, tankage and loading rack fees were $45.8 million, an increase of $1.3 million compared to the second quarter of 2022. Refined products and crude oil terminalled in the facilities averaged 733.0 mbpd compared to 609.0 mbpd for the second quarter of 2022. The increase in volumes was mainly due to higher volumes on the Sinclair Transportation assets and certain crude tanks. Revenues increased mainly due to higher revenues on the Sinclair Transportation and Tulsa assets as well as rate increases that went into effect on July 1, 2022.

Revenues from refinery processing units were $22.9 million, consistent with the second quarter of 2022, and throughputs averaged 59.8 mbpd compared to 72.3 mbpd for the second quarter of 2022. The decrease in volumes was due to decreased throughput at our El Dorado refinery processing units due to a turnaround at that refinery. Revenues did not decrease in proportion to the decrease in volumes mainly due to contractual minimum volume guarantees and rate increases.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $53.1 million for the three months ended June 30, 2023, a decrease of $0.8 million compared to the second quarter of 2022. The decrease was mainly due to lower natural gas costs, partially offset by increased maintenance costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2023 decreased by $1.1 million compared to the three months ended June 30, 2022. The decrease was mainly due to lower amortization of certain intangible assets that were fully amortized during the first quarter of 2023.

General and Administrative
General and administrative costs for the three months ended June 30, 2023 increased by $0.8 million compared to the three months ended June 30, 2022, mainly due to higher professional service fees incurred in the three months ended June 30, 2023.

Equity in Earnings of Equity Method Investments

	Three Months Ended June 30,
Equity Method Investment	2023	2022
	(in thousands)
Osage Pipe Line Company, LLC	(1,370)	606
Cheyenne Pipeline LLC	1,401	1,586
Cushing Connect Terminal Holdings LLC	793	805
Pioneer Investments Corp.	3,001	3,221
Saddle Butte Pipeline III, LLC	(280)	(771)
Total	$3,545	$5,447

Equity in earnings of Osage Pipe Line Company, LLC (“Osage”) decreased for the three months ended June 30, 2023, mainly due to our 50% share of environmental remediation and recovery expenses associated with the release of crude oil on the Osage pipeline, and expenses associated with pipeline inspections. Additional insurance recoveries will be recorded as they are received. If the Osage insurance pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway.

Tae o
Interest Expense, including Amortization
Interest expense for the three months ended June 30, 2023 was $26.4 million, an increase of $6.1 million compared to the three months ended June 30, 2022. The increase was mainly due to higher market interest rates on our senior secured revolving credit facility. Our aggregate effective interest rates were 6.7% and 4.7% for the three months ended June 30, 2023 and 2022, respectively.

Interest Income
Interest income for the three months ended June 30, 2023, totaled $20.4 million, a decrease of $4.0 million compared to the three months ended June 30, 2022. The decrease was mainly due to lower sales-type lease interest income.

Results of Operations—Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Summary
Net income attributable to the partners for the six months ended June 30, 2023 was $107.8 million ($0.85 per basic and diluted limited partner unit) compared to $106.4 million ($0.90 per basic and diluted limited partner unit) for the six months ended June 30, 2022. Results for the six months ended June 30, 2023 reflect the impact to our equity in earnings (loss) of equity method investments of HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses, net of insurance proceeds received to date, associated with a release of crude oil on the Osage pipeline of $1.2 million. The increase in earnings was mainly due to net income from Sinclair Transportation, which was acquired on March 14, 2022 and higher revenues on our UNEV pipeline, partially offset by higher interest expense and higher operating costs and expenses.

Revenues
Revenues for the six months ended June 30, 2023, were $283.0 million, an increase of $27.1 million compared to the six months ended June 30, 2022. The increase was mainly attributable to revenues from our Sinclair Transportation assets, higher revenues on our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, and rate increases that went into effect on July 1, 2022, partially offset by lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery.

Revenues from our refined product pipelines were $53.8 million, an increase of $1.5 million compared to the six months ended June 30, 2022. Shipments averaged 181.1 mbpd compared to 167.3 mbpd for the six months ended June 30, 2022. The volume and revenue increases were mainly due to volumes on the acquired Sinclair Transportation assets and higher volumes on our UNEV pipeline, partially offset by lower volumes on our product pipelines servicing HF Sinclair's Navajo refinery due to lower throughput at the refinery. We recognized a significant portion of the Sinclair Transportation refined product pipeline tariffs as interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $16.6 million, an increase of $1.6 million compared to the six months ended June 30, 2022. Shipments averaged 109.4 mbpd compared to 121.2 mbpd for the six months ended June 30, 2022. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair's Navajo refinery while revenues increased due to the acquired Sinclair Transportation intermediate pipelines as well as contractual minimum volume guarantees and rate increases that went into effect on July 1, 2022.

Revenues from our crude pipelines were $71.2 million, an increase of $5.4 million compared to the six months ended June 30, 2022. Shipments averaged 624.0 mbpd compared to 571.5 mbpd for the six months ended June 30, 2022. The increase in volumes was mainly attributable to volumes on the acquired Sinclair Transportation crude pipelines. The increase in revenues was mainly due to the acquired Sinclair Transportation crude pipelines, higher revenues on our crude pipeline systems in New Mexico and Texas and rate increases that went into effect on July 1, 2022.

Revenues from terminal, tankage and loading rack fees were $92.0 million, an increase of $10.4 million compared to the six months ended June 30, 2022. Refined products and crude oil terminalled in the facilities averaged 731.2 mbpd compared to 552.0 mbpd for the six months ended June 30, 2022. Volumes increased mainly due to volumes on the acquired Sinclair Transportation assets. Revenues increased mainly due to revenues on the acquired Sinclair Transportation assets, higher butane blending revenues, and rate increases that went into effect on July 1, 2022.

Tae o
Revenues from refinery processing units were $49.4 million, an increase of $8.1 million compared to the six months ended June 30, 2022. Throughputs averaged 56.5 mbpd compared to 68.8 mbpd for the six months ended June 30, 2022. Revenues increased mainly due to higher revenues from our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, as well as rate increases. The decrease in volumes was due to a turnaround at the El Dorado refinery.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the six months ended June 30, 2023 increased by $8.8 million compared to the six months ended June 30, 2022. The increase was mainly due to operating costs and expenses associated with the acquired Sinclair Transportation assets as well as higher employee costs, partially offset by lower natural gas costs.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2023 increased by $1.4 million compared to the six months ended June 30, 2022. The increase was mainly due to depreciation on the acquired Sinclair Transportation assets and amortization of the Woods Cross refinery processing units turnaround, partially offset by lower amortization of certain intangible assets that were fully amortized during the first quarter of 2023.

General and Administrative
General and administrative costs for the six months ended June 30, 2023 increased by $1.2 million compared to the six months ended June 30, 2022 mainly due to higher legal and professional expenses incurred in the six months ended June 30, 2023.

Equity in Earnings of Equity Method Investments

	Six Months Ended June 30,
Equity Method Investment	2023	2022
	(in thousands)
Osage Pipe Line Company, LLC	(2,309)	1,249
Cheyenne Pipeline LLC	2,775	3,360
Cushing Connect Terminal Holdings LLC	1,503	1,711
Pioneer Investments Corp.	6,202	3,686
Saddle Butte Pipeline III, LLC	(744)	(933)
Total	$7,427	$9,073

Equity in earnings of Osage decreased for the six months ended June 30, 2023, mainly due to our 50% share of environmental remediation and recovery expenses, net of insurance recoveries to date, associated with the release of crude oil on the Osage pipeline, and expenses associated with pipeline inspections. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the six months ended June 30, 2023, totaled $52.4 million, an increase of $18.4 million compared to the six months ended June 30, 2022. The increase was mainly due to higher interest rates on our long-term debt due to market interest rate increases on our senior secured revolving credit facility and our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 (the “6.375% Senior Notes”), the proceeds of which were used to partially repay outstanding borrowings under our senior secured credit facility following the funding of the cash portion of the Sinclair Transportation acquisition. Our aggregate effective interest rates were 6.6% and 4.2% for the six months ended June 30, 2023 and 2022, respectively.

Interest Income
Interest income for the six months ended June 30, 2023, totaled $40.8 million, an increase of $3.8 million compared to the six months ended June 30, 2022. The increase was mainly due to higher sales-type lease interest income from the acquired Sinclair Transportation pipelines and terminals.

Tae o
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

During the six months ended June 30, 2023, we received advances totaling $55.0 million and repaid $117.0 million under the Credit Agreement, resulting in a net decrease of $62.0 million and an outstanding balance of $606.0 million at June 30, 2023. As of June 30, 2023, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $594.0 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

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
As of June 30, 2023, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes”, and together with the 6.375% Senior Notes, the “Senior Notes”).
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the six months ended June 30, 2023. As of June 30, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In May 2023, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $44.3 million.

On July 20, 2023, we announced our cash distribution for the second quarter of 2023 of $0.35 per unit, or $1.40 on an annualized basis. Subject to the final negotiated terms of a definitive agreement with HF Sinclair on the Proposed HF Sinclair Transaction and the discretion of our Board, we expect our future cash distribution will continue as long as we remain a public company.

Cash and cash equivalents decreased by $3.1 million during the six months ended June 30, 2023. The cash flows used for investing activities of $13.7 million and financing activities of $157.1 million were more than the cash flows provided by operating activities of $167.7 million. Working capital decreased by $3.4 million to $13.9 million at June 30, 2023, from $17.3 million at December 31, 2022.

Tae o
Cash Flows—Operating Activities
Cash flows from operating activities increased by $15.2 million from $152.5 million for the six months ended June 30, 2022, to $167.7 million for the six months ended June 30, 2023. The increase was mainly due to higher customer receipts and lower payments for turnaround expenditures, partially offset by higher payments for operating expenses and interest expenses during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Cash Flows—Investing Activities
Cash flows used for investing activities were $13.7 million for the six months ended June 30, 2023, compared to $338.0 million for the six months ended June 30, 2022, a decrease of $324.3 million. During the six months ended June 30, 2022, we paid the $321.4 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the six months ended June 30, 2023 and 2022, we invested $16.3 million and $23.2 million, respectively, in additions to properties and equipment.

Cash Flows—Financing Activities
Cash flows used by financing activities were $157.1 million for the six months ended June 30, 2023, compared to cash flows provided by financing activities of $186.0 million for the six months ended June 30, 2022, a decrease of $343.1 million. During the six months ended June 30, 2023, we received $55.0 million and repaid $117.0 million in advances under the Credit Agreement. Additionally, we paid $88.6 million in regular quarterly cash distributions to our limited partners and $4.4 million to our noncontrolling interests. During the six months ended June 30, 2022, we received $410.0 million and repaid $529.0 million in advances under the Credit Agreement, and we received net proceeds of $393.7 million related to the issuance of our 6.375% Senior Notes. We paid $81.3 million in regular quarterly cash distributions to our limited partners, and distributed $5.3 million to our noncontrolling interests.

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

Each year the board of directors of HLS, our ultimate general partner, approves our annual capital budget, which specifies capital projects that our management is authorized to undertake. Additionally, at times when conditions warrant or as new opportunities arise, additional projects may be approved. The funds allocated for a particular capital project may be expended over a period in excess of a year, depending on the time required to complete the project. Therefore, our planned capital expenditures for a given year consist of expenditures approved for capital projects included in the current year’s capital budget as well as, in certain cases, expenditures approved for capital projects in capital budgets for prior years. Our current 2023 capital forecast is comprised of approximately $25 million to $30 million for maintenance capital expenditures and $5 million to $10 million for expansion capital expenditures and our share of Joint Venture investments. In addition to our capital budget, we may spend funds periodically to perform capital upgrades or additions to our assets where a customer reimburses us for such costs. The upgrades or additions would generally benefit the customer over the remaining life of the related service agreements.
We expect that our currently planned sustaining and maintenance capital expenditures, as well as expenditures for capital development projects, will be funded with cash generated by operations. We expect that, to the extent necessary, we can raise additional funds from time to time through equity or debt financings in the public and private capital markets.

Tae o
Class B Unit Liability
Under the terms of the 2012 transaction pursuant to which, HEP UNEV Holdings LLC (“HEP UNEV Holdings”) acquired HFC’s initial 75% interest in UNEV, HEP UNEV Holdings issued to a subsidiary of HFC a Class B unit comprised of a noncontrolling equity interest in a wholly owned subsidiary (the “Class B Unit”). Subject to certain limitations, the Class B Unit is subject to annual redemption payments to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization exceeding $40 million beginning July 1, 2015, and ending in June 2032. However, if earnings thresholds are not achieved, no redemption payments are required. UNEV earnings before interest, income taxes, depreciation, and amortization exceeded $40 million for the first time during the measurement period ending June 30, 2023, which required the Class B Unit to be reclassified from mezzanine equity to a long-term liability on the balance sheet as of June 30, 2023. A redemption payment of $2.6 million, calculated as described above, is due in August 2023.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of June 30, 2023.

Senior Notes
As of June 30, 2023, we had $500 million in aggregate principal amount of the 5% Senior Notes.

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

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into mergers. We were in compliance with the restrictive covenants for the Senior Notes as of June 30, 2023. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Tae o
Long-term Debt
The carrying amounts of our long-term debt are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$606,000	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(5,435)	(5,953)
	494,565	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(5,123)	(5,713)
	394,877	394,287

Total long-term debt	$1,495,442	$1,556,334

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended June 30, 2023.

Impact of Inflation
After being relatively moderate in recent years, PPI in the United States increased significantly. PPI has increased an average of 5% annually over the past five calendar years, including an increase of 13.5% in 2022 and 8.9% in 2021.

The substantial majority of our revenues are generated under long-term contracts that provide for increases or decreases in our rates and minimum revenue guarantees annually for increases or decreases in the PPI. These annual rate adjustments generally occur on July 1st each year based on the PPI or the FERC index increase or decrease during the prior year. Certain of these contracts have provisions that limit the level of annual PPI percentage rate increases or decreases, and the majority of our rates do not decrease when PPI is negative. The substantial majority of our rates and minimum revenue guarantees used the 2021 PPI increase of 8.9% in the July 1, 2022 rate increase calculations, and the July 1, 2023 rate increase calculations used the 2022 PPI increase of 13.5%.

A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers. However, the fees we charged our shippers increased at a rate greater than our inflationary cost increase for the year ended December 31, 2022 and the six months ended June 30, 2023.

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

Tae o

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

At June 30, 2023, we had an accrual of $19.5 million related to environmental clean-up projects for which we have assumed liability, including accrued environmental liabilities assumed in the Sinclair Transportation acquisition that have been fair valued at $14.7 million as of the acquisition date, or for which the indemnity provided for by HF Sinclair has expired or will expire.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the six months ended June 30, 2023 by $1.2 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release. From the date of the release through June 30, 2023, our equity in earnings of equity method investments was reduced by $18.8 million for our 50% share of incurred and estimated environmental remediation and recovery expenses associated with the release, net of our share of insurance proceeds received to date of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to expend or accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

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

Tae o

RISK MANAGEMENT

The market risk inherent in our debt positions is the potential change arising from increases or decreases in interest rates as discussed below.

At June 30, 2023, we had an outstanding principal balance of $900 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At June 30, 2023, the fair value of our Senior Notes was $859.7 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at June 30, 2023 would result in a change of approximately $21.8 million in the fair value of the underlying Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At June 30, 2023, borrowings outstanding under the Credit Agreement were $606.0 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023, at a reasonable level of assurance.

Tae o
(b) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Tae o

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

Item 1A.Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2022 Form 10-K and March 31, 2023 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K and March 31, 2023 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Common Unit Repurchases Made in the Quarter

None

Item 5. Other Information

None

Item 6.Exhibits

The Exhibit Index beginning on page 56 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Tae o
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

10.1
Third Amendment to Amended and Restated Master Tolling Agreement (Operating Assets), by and between HF Sinclair El Dorado Refining LLC, HF Sinclair Woods Cross Refining LLC and Holly Energy Partners - Operating L.P., dated effective January 1, 2023 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2023, File No. 1-32225).

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tae o

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

August 3, 2023	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

August 3, 2023	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)