Form 10-Q
period 2023-09-30
HOLLY ENERGY PARTNERS LP
filed 2023-11-02
CIK 1283140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________________________
FORM 10-Q
 ______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of the registrant’s outstanding common units at October 31, 2023, was 126,440,201.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.

Table of 19,

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included in this Form 10-Q, including, but not limited to, statements regarding funding of capital expenditures and distributions and statements under “Results of Operations” and “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I are forward-looking statements. Forward-looking statements use words such as “anticipate,” “project,” “expect,” “will,” “plan,” “goal,” “forecast,” “intend,” “strategy,” “should,” “would,” “could,” “believe,” “may,” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. These statements are based on our beliefs and assumptions and those of our general partner using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give assurance that our expectations will prove to be correct. All statements concerning our expectations for future results of operations are based on forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements or affect our unit price. These factors include, but are not limited to:

•the risk that the HF Sinclair Merger Transaction (as defined herein) is not consummated during the expected timeframe, or at all;
•failure to obtain the required approvals for the HF Sinclair Merger Transaction, including the ability to obtain the requisite approvals from HF Sinclair stockholders or our unitholders;
•the substantial transaction-related costs that may be incurred by HF Sinclair and us in connection with the HF Sinclair Merger Transaction;
•the possibility that financial projections by us may not prove to be reflective of actual future results;
•the focus of management time and attention on the HF Sinclair Merger Transaction and other disruptions arising from the HF Sinclair Merger Transaction, which may make it more difficult to maintain relationships with customers, employees or suppliers;
•legal proceedings that may be instituted against HF Sinclair or us in connection with the HF Sinclair Merger Transaction;
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
•the possibility of temporary or permanent reductions in production or shutdowns at refineries utilizing our pipelines, terminal facilities and refinery processing units, due to reductions in demand, accidents, unexpected leaks or spills, unscheduled shutdowns, infection in the workforce, weather events, global health events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, terminal facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party providers

Table of 19,
or lower gross margins due to the economic impact of inflation and labor costs, and any potential asset impairments resulting from, or the failure to have adequate insurance coverage for or receive insurance recoveries from, such actions;
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
•uncertainty regarding the effects and duration of global hostilities, including the Israel-Gaza conflict, the Russia-Ukraine war, and any associated military campaigns which may disrupt crude oil supplies and markets for refined products and create instability in the financial markets that could restrict our ability to raise capital;
•general economic conditions, including economic slowdowns caused by a local or national recession or other adverse economic condition, such as periods of increased or prolonged inflation;
•the impact of recent or proposed changes in the tax laws and regulations that affect master limited partnerships;
•the outcome of the Exchange Offers (as defined herein) and Consent Solicitations (as defined herein);
•the impact of the proposed amendments to the Credit Agreement (as defined herein); and
•other business, financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission (the “SEC”) filings.

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

Table of 19,
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Cushing Connect VIEs: $1,900 and $2,147, respectively)	$11,223	$10,917
Accounts receivable:
Trade	17,460	16,344
Affiliates	83,137	63,459
	100,597	79,803
Prepaid and other current assets	10,026	12,397
Total current assets	121,846	103,117

Properties and equipment, net	1,362,829	1,388,888
Operating lease right-of-use assets, net	1,797	2,317
Net investment in leases (Cushing Connect VIEs: $101,855 and $101,871, respectively)	521,099	539,705
Intangible assets, net	51,681	59,300
Goodwill	342,762	342,762
Equity method investments (Cushing Connect VIEs: $32,753 and $34,746, respectively)	267,291	270,604
Deferred turnaround costs	21,279	24,154
Other assets	16,850	16,655
Total assets	$2,707,434	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade (Cushing Connect VIEs: $481 and $431, respectively)	$28,122	$26,753
Affiliates	18,561	15,756
	46,683	42,509

Accrued interest	17,512	17,992
Deferred revenue	21,066	12,087
Accrued property taxes	11,058	5,449
Current operating lease liabilities	793	968
Current finance lease liabilities	4,634	4,389
Other current liabilities	4,506	2,430
Total current liabilities	106,252	85,824

Long-term debt	1,468,505	1,556,334
Noncurrent operating lease liabilities	1,371	1,720
Noncurrent finance lease liabilities	60,474	62,513
Other long-term liabilities	28,571	29,111
Deferred revenue	16,878	24,613
Class B unit	61,034	60,507

Equity:
Partners’ equity:
Common unitholders (126,440,201 units issued and outstanding at both September 30, 2023 and December 31, 2022)	896,066	857,126
Noncontrolling interests	68,283	69,754
Total equity	964,349	926,880
Total liabilities and equity	$2,707,434	$2,747,502
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Affiliates	$129,287	$122,868	$356,087	$325,659
Third parties	29,073	26,134	85,322	79,311
	158,360	149,002	441,409	404,970
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	58,422	60,470	163,706	156,994
Depreciation and amortization	24,362	25,236	74,922	74,397
General and administrative	7,947	3,751	18,094	12,745
	90,731	89,457	256,722	244,136
Operating income	67,629	59,545	184,687	160,834

Other income (expense):
Equity in earnings of equity method investments	3,581	(16,334)	11,008	(7,261)
Interest expense (including amortization)	(27,285)	(22,965)	(79,711)	(56,951)
Interest income	20,294	24,234	61,050	61,212
Gain on sale of assets and other	708	494	983	640
	(2,702)	(14,571)	(6,670)	(2,360)
Income before income taxes	64,927	44,974	178,017	158,474
State income tax expense	(16)	(38)	(18)	(83)
Net income	64,911	44,936	177,999	158,391
Allocation of net income attributable to noncontrolling interests	(1,886)	(2,985)	(7,223)	(10,089)
Net income attributable to the partners	63,025	41,951	170,776	148,302
Limited partners’ per unit interest in earnings—basic and diluted	$0.50	$0.33	$1.35	$1.22
Weighted average limited partners’ units outstanding	126,440	126,440	126,440	120,902

Net income and comprehensive income are the same in all periods presented.
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$177,999	$158,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,922	74,397
Gain on sale of assets	(675)	(29)
Amortization of deferred charges	3,240	2,863
Equity-based compensation expense	1,092	1,493
Equity in earnings of equity method investments, net of distributions	6,073	22,084
(Increase) decrease in operating assets:
Accounts receivable—trade	(1,116)	(174)
Accounts receivable—affiliates	(19,678)	(16,643)
Prepaid and other current assets	2,635	2,264
Increase (decrease) in operating liabilities:
Accounts payable—trade	(516)	2,586
Accounts payable—affiliates	2,805	5,844
Accrued interest	(480)	6,664
Deferred revenue	1,244	(5,572)
Accrued property taxes	5,609	5,089
Other current liabilities	2,076	(20)
Turnaround expenditures	(618)	(24,728)
Other, net	3,911	3,988
Net cash provided by operating activities	258,523	238,497

Cash flows from investing activities
Additions to properties and equipment	(21,978)	(31,194)
Acquisition of Sinclair Transportation	—	(328,955)
Investment in Osage Pipe Line Company, LLC	(4,750)	(5,000)
Proceeds from sale of assets	1,417	37
Distributions in excess of equity in earnings of equity investments	1,993	4,724
Net cash used for investing activities	(23,318)	(360,388)

Cash flows from financing activities
Borrowings under credit agreement	60,000	460,000
Repayments of credit agreement borrowings	(149,500)	(594,000)
Proceeds from issuance of debt	—	400,000
Payments on Class B Unit	(2,569)	—
Distributions to HEP unitholders	(132,925)	(125,669)
Distributions to noncontrolling interests	(6,648)	(7,308)
Payments on finance leases	(3,261)	(2,700)
Deferred financing costs	—	(6,541)
Purchase of units for incentive grants	—	(334)
Units withheld for tax withholding obligations	(1)	(217)
Other	5	(170)
Net cash provided (used) by financing activities	(234,899)	123,061

Cash and cash equivalents
Increase for the period	306	1,170
Beginning of period	10,917	14,381
End of period	$11,223	$15,551

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$76,294	$47,941
See accompanying notes.

Table of 19,
HOLLY ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands)

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2022	$857,126	$69,754	$926,880
Distributions to HEP unitholders	(44,308)	—	(44,308)
Distributions to noncontrolling interests	—	(2,549)	(2,549)
Amortization of restricted and performance units	354	—	354
Class B unit accretion	(1,024)	—	(1,024)
Net income	58,546	1,751	60,297
Balance March 31, 2023	$870,694	$68,956	$939,650
Distributions to HEP unitholders	(44,309)	—	(44,309)
Distributions to noncontrolling interest	—	(1,861)	(1,861)
Amortization of restricted and performance units	367	—	367
Class B unit accretion	(1,024)	—	(1,024)
Net income	51,252	1,539	52,791
Balance June 30, 2023	$876,980	$68,634	$945,614
Distributions to HEP unitholders	(44,308)	—	(44,308)
Distributions to noncontrolling interest	—	(2,238)	(2,238)
Amortization of restricted and performance units	371	—	371
Other	(2)	1	(1)
Net income	63,025	1,886	64,911
Balance September 30, 2023	$896,066	$68,283	$964,349

Table of 19,

	Common Units	Noncontrolling Interests	Total Equity

Balance December 31, 2021	$443,017	$147,532	$590,549
Issuance of common units	349,020	—	349,020
Distributions to HEP unitholders	(36,997)	—	(36,997)
Distributions to noncontrolling interests	—	(877)	(877)
Acquisition of remaining UNEV interests	16,537	(78,187)	(61,650)
Amortization of restricted and performance units	620	—	620
Class B unit accretion	(956)	—	(956)
Other	(147)	—	(147)
Net income	50,515	3,263	53,778
Balance March 31, 2022	$821,609	$71,731	$893,340
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(4,431)	(4,431)
Acquisition of remaining UNEV interests	3,198	177	3,375
Amortization of restricted and performance units	607	—	607
Class B unit accretion	(956)	—	(956)
Other	(86)	—	(86)
Net income	57,749	1,928	59,677
Balance June 30, 2022	$837,785	$69,405	$907,190
Distributions to HEP unitholders	(44,336)	—	(44,336)
Distributions to noncontrolling interest	—	(2,000)	(2,000)
Purchase of units for incentive grants	(334)	—	(334)
Amortization of restricted and performance units	266	—	266
Class B unit accretion	(1,023)	—	(1,023)
Other	(153)	—	(153)
Net income	42,973	1,963	44,936
Balance September 30, 2022	$835,178	$69,368	$904,546

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

As of September 30, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

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

Additionally, on the Closing Date, pursuant to that certain Contribution Agreement, dated August 2, 2021 (as amended on March 14, 2022, the “Contribution Agreement”), by and among REH Company, Sinclair Transportation and HEP, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on HEP’s fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments pursuant to the Contribution Agreement for an aggregate transaction value of $678.0 million (the “HEP Transaction” and together with the HFC Transactions, the “Sinclair Transactions”). Of the 21 million HEP Units, 5.29 million units were originally held in escrow to secure REH Company’s renewable identification numbers (“RINs”) credit obligations to HF Sinclair under Section 6.22 of the Business Combination Agreement. The HEP Units held in escrow were released to REH Company in April 2023 upon their satisfaction of the RINs credit obligations relating thereto. The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

Sinclair Transportation, together with its subsidiaries, owned integrated crude and refined products pipelines and terminal assets, including approximately 1,200 miles of integrated crude and refined product pipeline supporting the Target Company refineries and other third party refineries, eight product terminals and two crude terminals with approximately 4.5 million barrels of operated storage. In addition, HEP acquired Sinclair Transportation’s interests in three pipeline joint ventures for crude gathering and product offtake.

References herein to HEP with respect to time periods prior to March 14, 2022, include HEP and its consolidated subsidiaries and do not include Sinclair Transportation and its consolidated subsidiaries (collectively, the “Acquired Sinclair Businesses”). References herein to HEP with respect to time periods from and after March 14, 2022 include the operations of the Acquired Sinclair Businesses.

Through our subsidiaries and joint ventures, we own and/or operate petroleum product and crude oil pipelines, terminal, tankage and loading rack facilities and refinery processing units that support refining and marketing operations of HF Sinclair and other refineries in the Mid-Continent, Southwest and Northwest regions of the United States. Additionally, we own (a) a 50% interest in Osage Pipe Line Company, LLC (“Osage”), (b) a 50% interest in Cheyenne Pipeline LLC, (c) a 50% interest in Cushing Connect Pipeline & Terminal LLC (the “Cushing Connect Joint Venture”), (d) a 25.06% interest in Saddle Butte Pipeline III, LLC and (e) a 49.995% interest in Pioneer Investments Corp. Following the HEP Transaction, we now own the remaining 25% interest in UNEV Pipeline, LLC (“UNEV”) and as a result, UNEV is our wholly owned subsidiary.

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

Our annual goodwill impairment testing for 2023 was performed on a quantitative basis during the third quarter of 2023, and we determined there was no impairment of goodwill attributable to our reporting units.

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
In certain of these throughput agreements, a customer may later utilize such shortfall billings as credit towards future volume shipments in excess of its minimum levels within its respective contractual shortfall make-up period. Such amounts represent an obligation to perform future services, which may be initially deferred and later recognized as revenue based on estimated future shipping levels, including the likelihood of a customer’s ability to utilize such amounts prior to the end of the contractual shortfall make-up period. We recognize these deficiency payments in revenue when we do not expect we will be required to satisfy these performance obligations in the future based on the pattern of rights projected to be exercised by the customer. During the nine months ended September 30, 2023 and 2022, we recognized $15.4 million and $14.0 million, respectively, of these deficiency payments in revenue, of which $3.9 million of the deficiency payments recognized during the nine months ended September 30, 2022, related to deficiency payments billed in prior periods.
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

Class B Unit
Under the terms of the 2012 transaction pursuant to which HEP UNEV Holdings LLC (“HEP UNEV Holdings”) acquired HFC’s initial 75% interest in UNEV, HEP UNEV Holdings issued to a subsidiary of HFC a Class B unit comprised of a noncontrolling equity interest in a wholly owned subsidiary (the “Class B Unit”). Subject to certain limitations, the Class B Unit is subject to annual redemption payments to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization exceeding $40 million, beginning July 1, 2015 and ending in June 2032. However, if the earnings thresholds are not achieved, no redemption payments are required.

UNEV earnings before interest, income taxes, depreciation, and amortization exceeded $40 million for the first time during the measurement period ending June 30, 2023 which required the Class B Unit to be reclassified from mezzanine equity to a long-term liability on the balance sheet as of June 30, 2023. A redemption payment of $2.6 million, calculated as described above, was paid in August 2023.

The Class B Unit liability will increase by a 7% factor compounded annually on the outstanding balance through its expiration date, and this increase is included in interest expense on our consolidated statements of income beginning July 1, 2023. Prior to classification of the Class B Unit as a liability, the 7% increase was included in allocation of net income attributable to noncontrolling interests on our consolidated statements of income.

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

Pursuant to the Unitholders Agreement, the REH Parties have the right to nominate, and have nominated, one person to the board of directors of HLS until such time that (x) the REH Parties beneficially own less than 10.5 million HEP Units or (y) the HEP Units beneficially owned by the REH Parties constitute less than 5% of all outstanding HEP Units. The Unitholders Agreement also subjected 15.75 million of the HEP Units issued to the REH Parties (the “Restricted Units”) to a “lock-up” period commencing on the Closing Date, during which the REH Parties were prohibited from selling the Restricted Units, except for certain permitted transfers. One-third of such Restricted Units were released from such restrictions on the date that was six months after the Closing Date, one-third of the Restricted Units were released from such restrictions on the first anniversary of the Closing Date, and the remainder were released from such restrictions on June 14, 2023, the date that was 15 months from the Closing Date.

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

(1) Based on the HEP closing unit price on March 11, 2022
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

We incurred $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million for both the nine months ended September 30, 2023 and 2022, in incremental direct acquisition and integration costs that principally relate to legal, advisory and other professional fees and are presented as general and administrative expenses in our consolidated statements of income.

Contemporaneous with the closing of the Sinclair Transactions, HEP and HFC amended certain intercompany agreements, including the master throughput agreement, to include within the scope of such agreements certain of the assets acquired by HEP pursuant to the Contribution Agreement.

Note 3:Cushing Connect Joint Venture

On October 2, 2019, HEP Cushing LLC (“HEP Cushing”), a wholly owned subsidiary of HEP, and Plains Marketing, L.P., a wholly owned subsidiary of Plains All American Pipeline, L.P. (“Plains”), formed a 50/50 joint venture, the Cushing Connect Joint Venture, for (i) the development and construction of a new 160,000 barrel per day common carrier crude oil pipeline (the “Cushing Connect Pipeline”) that connected the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HF Sinclair and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “Cushing Connect JV Terminal”). The Cushing Connect JV Terminal went in service during the second quarter of 2020, and the Cushing Connect Pipeline was placed into service during the third quarter of 2021. Long-term commercial agreements have been entered into to support the Cushing Connect Joint Venture assets. The Cushing Connect Joint Venture has contracted with an affiliate of HEP to manage the operation of the Cushing Connect Pipeline and with an affiliate of Plains to manage the operation of the Cushing Connect JV Terminal.

The Cushing Connect Joint Venture legal entities are VIEs as defined under GAAP. A legal entity is a VIE if it has any one of the following characteristics: (i) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; (ii) the at risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The Cushing Connect Joint Venture legal entities did not originally have sufficient equity at risk to finance their activities without additional financial support. Since HEP constructed and is operating the Cushing Connect Pipeline, HEP has more ability to direct the activities that most significantly impact the financial performance of the Cushing Connect Joint Venture and Cushing Connect Pipeline legal entities. Therefore, HEP consolidates those legal entities. We do not have the ability to direct the activities that most significantly impact the Cushing Connect JV Terminal legal entity, and therefore, we account for our interest in the Cushing Connect JV Terminal legal entity using the equity method of accounting. HEP’s maximum exposure to loss as a result of its involvement with the Cushing Connect JV Terminal legal entity is not expected to be material due to the long-term terminalling agreements in place to support its operations.

With the exception of the assets of HEP Cushing, creditors of the Cushing Connect Joint Venture legal entities have no recourse to our assets. Any recourse to HEP Cushing would be limited to the extent of HEP Cushing’s assets, which other than its investment in Cushing Connect Joint Venture, are not significant. Furthermore, our creditors have no recourse to the assets of the Cushing Connect Joint Venture legal entities.

Note 4:Revenues

Revenues are generally recognized as products are shipped through our pipelines and terminals, feedstocks are processed through our refinery processing units or other services are rendered. See Note 1 for further discussion of revenue recognition.

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Pipelines	$85,042	$77,147	$226,642	$210,246
Terminals, tanks and loading racks	48,324	44,432	140,342	126,005
Refinery processing units	24,994	27,423	74,425	68,719
	$158,360	$149,002	$441,409	$404,970

Revenues on our consolidated statements of income were composed of the following lease and service revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Lease revenues	$93,063	$92,697	$259,829	$247,137
Service revenues	65,297	56,305	181,580	157,833
	$158,360	$149,002	$441,409	$404,970

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

	September 30, 2023	December 31, 2022
	(In thousands)
Contract assets	$8,258	$6,672
Contract liabilities	$6,747	$—

The contract assets and liabilities include both lease and service components. During the nine months ended September 30, 2022, we recognized $3.9 million of revenue that was previously included in contract liabilities as of December 31, 2021. During the nine months ended September 30, 2023 and 2022, we also recognized $2.1 million and $0.1 million, respectively, of revenue included in contract assets.

As of September 30, 2023, we expect to recognize $2.5 billion in revenue related to our unfulfilled performance obligations under the terms of our long-term throughput agreements and leases expiring in 2024 through 2037. These agreements generally provide for changes in the minimum revenue guarantees annually for increases or decreases in the Producer Price Index (“PPI”) or Federal Energy Regulatory Commission (“FERC”) index, with certain contracts having provisions that limit the level of the rate increases or decreases. We expect to recognize revenue for these unfulfilled performance obligations as shown in the table below (amounts shown in table include both service and lease revenues):

Years Ending December 31,	(In millions)
Remainder of 2023	$108
2024	407
2025	319
2026	302
2027	269
2028	268
Thereafter	827
Total	$2,500
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

Our leases have remaining terms of less than 1 year to 21 years, some of which include options to extend the leases for up to 10 years.

Finance Lease Obligations
We have finance lease obligations related to vehicle leases with initial terms of 33 to 48 months. The total cost of assets under finance leases was $8.2 million and $7.6 million as of September 30, 2023 and December 31, 2022, respectively, with accumulated depreciation of $4.1 million and $4.0 million as of September 30, 2023 and December 31, 2022, respectively. We include depreciation of finance leases in depreciation and amortization in our consolidated statements of income.

In addition, we have a finance lease obligation related to a pipeline lease with an initial term of 10 years with one remaining subsequent renewal option for an additional 10 years.

Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	September 30, 2023	December 31, 2022

Operating leases:
Operating lease right-of-use assets, net	$1,797	$2,317

Current operating lease liabilities	793	968
Noncurrent operating lease liabilities	1,371	1,720
Total operating lease liabilities	$2,164	$2,688

Finance leases:
Properties and equipment	$8,158	$7,649
Accumulated amortization	(4,088)	(3,979)
Properties and equipment, net	$4,070	$3,670

Current finance lease liabilities	$4,634	$4,389
Noncurrent finance lease liabilities	60,474	62,513
Total finance lease liabilities	$65,108	$66,902

Weighted average remaining lease term (in years):
Operating leases	4.3	4.6
Finance leases	13.1	13.9

Weighted average discount rate:
Operating leases	4.9%	4.6%
Finance leases	5.7%	5.7%

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$813	$766
Operating cash flows on finance leases	$3,602	$3,094
Financing cash flows on finance leases	$3,261	$2,700
Maturities of lease liabilities were as follows:

	September 30, 2023
	Operating	Finance
	(In thousands)
2023	$294	$2,079
2024	740	7,883
2025	513	7,423
2026	326	7,544
2027	205	6,822
2028 and thereafter	318	61,038
Total lease payments	2,396	92,789
Less: Imputed interest	(232)	(27,681)
Total lease obligations	2,164	65,108
Less: Current lease liabilities	(793)	(4,634)
Noncurrent lease liabilities	$1,371	$60,474

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease costs	$270	$248	$806	$752
Finance lease costs
Amortization of assets	335	213	948	594
Interest on lease liabilities	942	938	2,840	2,843
Variable lease cost	350	206	768	265
Total net lease cost	$1,897	$1,605	$5,362	$4,454

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

During the nine months ended September 30, 2023, we amended agreements with HF Sinclair related to certain crude tank assets. The amended agreements were treated as lease modifications of previous agreements that met the criteria of sales-type leases. The modified agreements still met the criteria of sales-type leases; therefore, the residual net investment in lease is carried over to the new sales-type lease, and no gain or loss is recognized.

During the nine months ended September 30, 2022, we entered into new agreements and modified other agreements with HF Sinclair related to our acquired Sinclair Transportation assets. Certain of these agreements met the criteria of sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease. Because we recorded these assets at fair values under purchase price accounting, there was no gain or loss on these sales-type leases during the nine months ended September 30, 2022.

The balance sheet impacts were composed of the following:

Nine Months Ended September 30, 2022
(In thousands)

Net investment in leases	$233,456
Properties and equipment, net	(233,456)
Gain on sales-type leases	$—

These sales-type lease transactions were non-cash transactions.

Lease income recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease revenues	$84,594	$84,684	$242,746	$230,279
Direct financing lease interest income	561	538	1,634	1,578
Sales-type lease interest income	19,729	23,695	59,403	59,633
Lease revenues relating to variable lease payments not included in measurement of the sales-type lease receivable	8,469	8,013	17,083	16,859
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

Annual minimum undiscounted lease payments under our leases were as follows as of September 30, 2023:

	Operating	Finance	Sales-type
Years Ending December 31,	(In thousands)
Remainder of 2023	$78,965	$598	$21,372
2024	289,895	2,331	84,059
2025	210,177	2,279	82,060
2026	195,710	2,298	82,060
2027	162,207	2,316	82,060
2028 and thereafter	552,648	35,525	688,896
Total lease receipt payments	$1,489,602	$45,347	$1,040,507
Less: Imputed interest		(29,181)	(919,460)
		16,166	121,047
Unguaranteed residual assets at end of leases		—	390,159
Net investment in leases		$16,166	$511,206

Net investments in leases recorded on our balance sheet were composed of the following:

	September 30, 2023		December 31, 2022
	Sales-type Leases	Direct Financing Leases	Sales-type Leases	Direct Financing Leases
	(In thousands)		(In thousands)
Lease receivables (1)	$376,826	$16,166	$418,989	$16,264
Unguaranteed residual assets	134,380	—	110,466	—
Net investment in leases	$511,206	$16,166	$529,455	$16,264

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

The carrying amounts and estimated fair values of our senior notes were as follows:

		September 30, 2023		December 31, 2022
Financial Instrument	Fair Value Input Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Liabilities:
5% Senior Notes	Level 2	$494,830	$461,515	$494,047	$458,090
6.375% Senior Notes	Level 2	395,175	392,740	394,287	394,568
Total Liabilities		$890,005	$854,255	$888,334	$852,658

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

Note 7:Properties and Equipment

The carrying amounts of our properties and equipment were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Pipelines, terminals and tankage	$1,602,638	$1,567,359
Refinery assets	353,998	353,998
Land and right of way	171,472	171,327
Construction in progress	19,292	23,027
Other	72,060	69,098
	2,219,460	2,184,809
Less accumulated depreciation	(856,631)	(795,921)
	$1,362,829	$1,388,888

Depreciation expense was $63.2 million and $61.1 million for the nine months ended September 30, 2023 and 2022, respectively, and includes depreciation of assets acquired under capital leases.

Note 8:Intangible Assets

Intangible assets include transportation agreements and customer relationships that represent a portion of the total purchase price of certain assets acquired from Delek US Holdings, Inc. (“Delek”) in 2005, from HFC in 2008 prior to HEP becoming a consolidated VIE of HFC, from Plains in 2017, and from other minor acquisitions in 2018.

The carrying amounts of our intangible assets were as follows:

	Useful Life	September 30, 2023	December 31, 2022
		(In thousands)
Delek transportation agreement	30 years	$59,933	$59,933
HF Sinclair transportation agreement	10-15 years	900	75,131
Customer relationships	10 years	69,683	69,683
Other	20 years	50	50
		130,566	204,797
Less accumulated amortization		(78,885)	(145,497)
		$51,681	$59,300

Amortization expense was $7.6 million and $10.5 million for the nine months ended September 30, 2023 and 2022, respectively. We estimate amortization expense to be $9.1 million for 2024 through 2026, $7.9 million for 2027 and $2.0 million for 2028.

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

Note 9:Employees, Retirement and Incentive Plans

Direct support for our operations is provided by HLS, which utilizes personnel employed by HF Sinclair who are dedicated to performing services for us. Their costs, including salaries, bonuses, payroll taxes, benefits and other direct costs, are charged to us monthly in accordance with an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”). These employees participate in the retirement and benefit plans of HF Sinclair. Our share of retirement and benefit plan costs was $2.9 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $8.9 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, we had two types of unit-based awards outstanding, which are described below. The compensation cost charged against income was $0.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. We have historically purchased units in the open market instead of issuing new units for settlement of all unit awards under our Long-Term Incentive Plan, although we may issue new units in the future. As of September 30, 2023, 2,500,000 units were authorized to be granted under our Long-Term Incentive Plan, of which 771,593 were available to be granted, assuming no forfeitures of the unvested units and full achievement of goals for the unvested performance units.

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

A summary of phantom unit activity and changes during the nine months ended September 30, 2023, is presented below:

Phantom Units	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2023 (nonvested)	115,809	$16.66
Granted	1,479	18.49
Vesting and transfer of full ownership to recipients	(330)	11.92
Forfeited	(1,084)	11.92
Outstanding at September 30, 2023 (nonvested)	115,874	16.74

The grant date fair values of phantom units that were vested and transferred to recipients during the nine months ended September 30, 2023 and 2022 was $4 thousand and $0.3 million, respectively. As of September 30, 2023, $0.5 million of total unrecognized compensation expense related to unvested phantom unit grants is expected to be recognized over a weighted-average period of 0.7 years.

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

A summary of performance unit activity and changes for the nine months ended September 30, 2023, is presented below:

Performance Units	Units
Outstanding at January 1, 2023 (nonvested)	42,852
Granted	513
Outstanding at September 30, 2023 (nonvested)	43,365

The grant date fair value of performance units vested and transferred to recipients during the nine months ended September 30, 2022 was $0.6 million. Based on the weighted-average fair value of performance units outstanding at September 30, 2023 of $0.7 million, there was $0.3 million of total unrecognized compensation expense related to nonvested performance units, which is expected to be recognized over a weighted-average period of 0.9 years.

During the nine months ended September 30, 2023, we did not purchase any common units in the open market for the issuance and settlement of unit awards under our Long-Term Incentive Plan.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2023.

As of September 30, 2023, borrowings outstanding under the Credit Agreement were $578.5 million. In connection with the consummation of the HF Sinclair Merger Transaction (as defined herein), we expect to amend the Credit Agreement to, among other things, (a) provide a guaranty from HF Sinclair and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the Credit Agreement) to reference the credit rating of HF Sinclair’s senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with HF Sinclair and its subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to HF Sinclair and its subsidiaries. There can be no assurance that the administrative agent and the lenders party thereto will agree to amend the Credit Agreement in a timely manner, or on acceptable terms, if at all.

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

As of September 30, 2023, we had $500 million aggregate principal amount of 5% senior unsecured notes due in 2028 (the “5% Senior Notes,” and together with the 6.375% Senior Notes, the “Senior Notes”).

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into certain mergers, in each case subject to compliance with the terms of the indentures. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$578,500	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized premium and debt issuance costs	(5,170)	(5,953)
	494,830	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized premium and debt issuance costs	(4,825)	(5,713)
	395,175	394,287

Total long-term debt	$1,468,505	$1,556,334

On October 30, 2023, we and HF Sinclair announced the commencement of private offers by HF Sinclair to all Eligible Holders (as defined in the Exchange Offer Memorandum) to exchange (the “Exchange Offers”) any and all outstanding 6.375% Senior Notes and 5% Senior Notes, for new notes to be issued by HF Sinclair, with registration rights, and cash, pursuant to the terms and subject to the conditions set forth in a confidential exchange offer memorandum and consent solicitation statement, dated October 30, 2023 (the “Exchange Offer Memorandum”). Concurrently with the Exchange Offers, HF Sinclair is soliciting consents (the “Consent Solicitations”) to adopt certain proposed amendments to the indentures governing the existing Senior Notes to, among other things, eliminate from each indenture, as it relates to each series of Senior Notes (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the Senior Notes upon a change of control. The Exchange Offers and Consent Solicitations are subject to the consummation of the HF Sinclair Merger Transaction. The Exchange Offers and Consent Solicitations are being made only pursuant to the terms and subject to conditions set forth in the Exchange Offer Memorandum.

The Exchange Offer Memorandum and other documents relating to the Exchange Offers and Consent Solicitations will be distributed only to Eligible Holders (as defined in the Exchange Offer Memorandum) of Senior Notes. The Exchange Offers and Consent Solicitations are not being made to holders of Senior Notes in any jurisdiction in which the making or acceptance thereof would not be in compliance with the securities, blue sky or other laws of such jurisdiction. The new notes to be issued by HF Sinclair have not been approved or disapproved by any regulatory authority, nor has any such authority passed upon the accuracy or adequacy of the Exchange Offer Memorandum. The complete terms and conditions of the Exchange Offers and Consent Solicitations are described in the Exchange Offer Memorandum.

Note 11:Related Party Transactions

We serve many of HF Sinclair’s refinery and renewable diesel facilities under long-term pipeline, terminal and tankage throughput agreements, and refinery processing unit tolling agreements expiring from 2024 to 2037, and revenues from these agreements accounted for approximately 82% and 81% of our total revenues for the three and nine months ended September 30, 2023, respectively. Under these agreements, HF Sinclair agrees to transport, store and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminals, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are generally subject to annual rate adjustments on July 1st each year based on increases or decreases in PPI or the FERC index. As of September 30, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $496.5 million.

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

Related party transactions with HF Sinclair and its subsidiaries were as follows:
•Revenues received from HF Sinclair were $129.3 million and $122.9 million for the three months ended September 30, 2023 and 2022, respectively, and $356.1 million and $325.7 million for the nine months ended September 30, 2023 and 2022, respectively.
•HF Sinclair charged us general and administrative services under the Omnibus Agreement of $1.4 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, HF Sinclair charged us $0.4 million for a prorated portion of the temporary administrative fee during the nine months ended September 30, 2022.
•We reimbursed HF Sinclair for costs of employees supporting our operations of $23.7 million and $21.0 million for the three months ended September 30, 2023 and 2022, respectively, and $64.6 million and $57.1 million for the nine months ended September 30, 2023 and 2022, respectively.
•HF Sinclair reimbursed us $2.5 million and $3.1 million for the three months ended September 30, 2023 and 2022, for expense and capital projects, respectively, and $6.9 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively.
•We distributed $20.9 million in both the three months ended September 30, 2023 and 2022, and $62.6 million in both the nine months ended September 30, 2023 and 2022, to HF Sinclair as regular distributions on its common units.
•Accounts receivable from HF Sinclair were $83.1 million and $63.5 million at September 30, 2023, and December 31, 2022, respectively.
•Accounts payable to HF Sinclair were $18.6 million and $15.8 million at September 30, 2023, and December 31, 2022, respectively.
•Deferred revenue in the consolidated balance sheets as of September 30, 2023 includes $6.4 million relating to certain shortfall billings to HF Sinclair.
•We received direct financing lease payments from HF Sinclair for use of our Artesia and Tulsa rail yards of $0.6 million for the three months ended September 30, 2023 and 2022, and $1.7 million for the nine months ended September 30, 2023 and 2022.
•We received sales-type lease payments of $20.8 million and $24.3 million from HF Sinclair for the three months ended September 30, 2023 and 2022, respectively, and $62.4 million and $61.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 12: Partners’ Equity, Income Allocations and Cash Distributions

As of September 30, 2023, HF Sinclair held 59,630,030 of our common units, constituting a 47% limited partner interest in us, and held the non-economic general partner interest.

Continuous Offering Program
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. As of September 30, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds, but no units have been issued under this program during the periods presented.

Allocations of Net Income
Net income attributable to HEP is allocated to the partners based on their weighted-average ownership percentage during the period.

Cash Distributions
On October 19, 2023, we announced our cash distribution for the third quarter of 2023 of $0.35 per unit. The distribution is payable on all common units and will be paid November 10, 2023 to all unitholders of record on October 30, 2023.

Our regular quarterly cash distribution to the limited partners will be $44.3 million for the three months ended September 30, 2023 and was $44.3 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the regular quarterly distribution to the limited partners will be $132.9 million and was $133.0 million for the nine months ended September 30, 2022. Our distributions are declared subsequent to quarter end; therefore, these amounts do not reflect distributions paid during the respective period.

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
Net income per limited partner unit is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
Net income attributable to the partners	$63,025	$41,951	$170,776	$148,302
Less: Participating securities’ share in earnings	(79)	(75)	(215)	(288)
Net income attributable to common units	62,946	41,876	170,561	148,014
Weighted average limited partners’ units outstanding	126,440	126,440	126,440	120,902
Limited partners’ per unit interest in earnings - basic and diluted	$0.50	$0.33	$1.35	$1.22

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

We expensed $0.1 million for the three months ended September 30, 2023 and $49 thousand for the three months ended September 30, 2022, for environmental remediation obligations and we expensed $0.7 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. The accrued environmental liability, net of expected recoveries from indemnifying parties, reflected in our consolidated balance sheets was $18.3 million at September 30, 2023 and $19.5 million at December 31, 2022, of which $16.3 million and $17.5 million was classified as other long-term liabilities for September 30, 2023 and December 31, 2022, respectively. These accruals include remediation and monitoring costs expected to be incurred over an extended period of time.

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

Our refinery processing unit segment consists of five refinery processing units at two of HF Sinclair’s refining facility locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues:
Pipelines and terminals - affiliate	$104,293	$95,445	$281,662	$256,940
Pipelines and terminals - third-party	29,073	26,134	85,322	79,311
Refinery processing units - affiliate	24,994	27,423	74,425	68,719
Total segment revenues	$158,360	$149,002	$441,409	$404,970

Segment operating income:
Pipelines and terminals	$63,158	$51,621	$167,953	$150,098
Refinery processing units	12,418	11,675	34,828	23,481
Total segment operating income	75,576	63,296	202,781	173,579
Unallocated general and administrative expenses	(7,947)	(3,751)	(18,094)	(12,745)
Interest expense	(27,285)	(22,965)	(79,711)	(56,951)
Interest income	20,294	24,234	61,050	61,212
Equity in earnings of equity method investments	3,581	(16,334)	11,008	(7,261)
Gain on sale of assets and other	708	494	983	640
Income before income taxes	$64,927	$44,974	$178,017	$158,474

Capital Expenditures:
Pipelines and terminals	$5,672	$7,583	$21,936	$25,400
Refinery processing units	42	364	42	5,794
Total capital expenditures	$5,714	$7,947	$21,978	$31,194

	September 30, 2023	December 31, 2022
	(In thousands)
Identifiable assets:
Pipelines and terminals (1)	$2,123,140	$2,152,159
Refinery processing units	294,125	304,332
Other	290,169	291,011
Total identifiable assets	$2,707,434	$2,747,502

(1) Included goodwill of $342.8 million as of both September 30, 2023 and December 31, 2022.

Note 17: Osage Pipeline

On July 8, 2022, the Osage pipeline, which is owned by Osage (see Note 1) and carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings of equity method investments was reduced in the nine months ended September 30, 2023 by $5.5 million for our 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties associated with the release. From the date of the release through September 30, 2023, our equity in earnings of equity method investments was reduced by $23.1 million for our 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties associated with the release, net of our share of insurance proceeds received to date of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. As Osage is an equity method investment, its financial position and results are not consolidated into HEP financial statement line items. The financial impact of the Osage crude oil release is reflected on the consolidated balance sheets as a reduction in equity method investments and is reflected on the consolidated statements of income as a reduction in equity in earnings (loss) of equity method investments.

The Osage pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to expend or accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

Note 18: HF Sinclair Merger Transaction

On August 15, 2023, HEP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HF Sinclair, the Sole Member, Holly Apple Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of the Sole Member (“Merger Sub”), HEP Logistics Holdings, L.P., a Delaware limited partnership and the general partner of HEP, and HLS, pursuant to which Merger Sub will merge with and into HEP, with HEP surviving as an indirect, wholly owned subsidiary of HF Sinclair (such merger, together with the other transactions contemplated by the Merger Agreement, being referred to herein as the “HF Sinclair Merger Transaction”).

Under the terms of the Merger Agreement, each outstanding common unit of HEP, other than the HEP common units already owned by HF Sinclair and its subsidiaries, will be converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. Completion of the HF Sinclair Merger Transaction is subject to the approval of HF Sinclair stockholders and HEP unitholders and the satisfaction of certain customary closing conditions.

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

Condensed Consolidating Balance Sheet

September 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,641	$(1,318)	$1,900	$—	$11,223
Accounts receivable	—	100,557	1,408	(1,368)	100,597
Prepaid and other current assets	169	9,857	401	(401)	10,026
Total current assets	10,810	109,096	3,709	(1,769)	121,846

Properties and equipment, net	—	1,362,829	—	—	1,362,829
Operating lease right-of-use assets	—	1,797	—	—	1,797
Net investment in leases	—	521,099	101,908	(101,908)	521,099
Investment in subsidiaries	2,380,795	68,283	—	(2,449,078)	—
Intangible assets, net	—	51,681	—	—	51,681
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	234,538	32,753	—	267,291
Deferred turnaround costs	—	21,279	—	—	21,279
Other assets	4,371	12,479	—	—	16,850
Total assets	$2,395,976	$2,725,843	$138,370	$(2,552,755)	$2,707,434

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$47,530	$521	$(1,368)	$46,683
Accrued interest	17,512	—	—	—	17,512
Deferred revenue	—	21,066	—	—	21,066
Accrued property taxes	—	11,058	—	—	11,058
Current operating lease liabilities	—	793	—	—	793
Current finance lease liabilities	—	7,080	—	(2,446)	4,634
Other current liabilities	862	2,361	1,283	—	4,506
Total current liabilities	18,374	89,888	1,804	(3,814)	106,252

Long-term debt	1,468,505	—	—	—	1,468,505
Noncurrent operating lease liabilities	—	1,371	—	—	1,371
Noncurrent finance lease liabilities	—	147,385	—	(86,911)	60,474
Other long-term liabilities	79	28,492	—	—	28,571
Deferred revenue	—	16,878	—	—	16,878
Class B Unit	—	61,034	—	—	61,034
Equity - partners	909,018	2,380,795	68,283	(2,462,030)	896,066
Equity - noncontrolling interests	—	—	68,283	—	68,283
Total liabilities and equity	$2,395,976	$2,725,843	$138,370	$(2,552,755)	$2,707,434

Condensed Consolidating Balance Sheet

December 31, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$4,454	$2,147	$—	$10,917
Accounts receivable	—	79,689	1,453	(1,339)	79,803
Prepaid and other current assets	256	12,141	356	(356)	12,397
Total current assets	4,572	96,284	3,956	(1,695)	103,117

Properties and equipment, net	—	1,388,888	—	—	1,388,888
Operating lease right-of-use assets	—	2,317	—	—	2,317
Net investment in leases	—	539,705	101,871	(101,871)	539,705
Investment in subsidiaries	2,432,767	69,754	—	(2,502,521)	—
Intangible assets, net	—	59,300	—	—	59,300
Goodwill	—	342,762	—	—	342,762
Equity method investments	—	235,858	34,746	—	270,604
Deferred turnaround costs	—	24,154	—	—	24,154
Other assets	5,865	10,790	—	—	16,655
Total assets	$2,443,204	$2,769,812	$140,573	$(2,606,087)	$2,747,502

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$43,303	$545	$(1,339)	$42,509
Accrued interest	17,992	—	—	—	17,992
Deferred revenue	—	12,087	—	—	12,087
Accrued property taxes	—	5,449	—	—	5,449
Current operating lease liabilities	—	968	—	—	968
Current finance lease liabilities	—	6,560	—	(2,171)	4,389
Other current liabilities	117	1,793	520	—	2,430
Total current liabilities	18,109	70,160	1,065	(3,510)	85,824

Long-term debt	1,556,334	—	—	—	1,556,334
Noncurrent operating lease liabilities	—	1,720	—	—	1,720
Noncurrent finance lease liabilities	—	150,935	—	(88,422)	62,513
Other long-term liabilities	—	29,111	—	—	29,111
Deferred revenue	—	24,613	—	—	24,613
Class B unit	—	60,507	—	—	60,507
Equity - partners	868,760	2,432,767	69,754	(2,514,155)	857,126
Equity - noncontrolling interests	—	—	69,754	—	69,754
Total liabilities and equity	$2,443,203	$2,769,813	$140,573	$(2,606,087)	$2,747,502

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$129,168	$119	$—	$129,287
Third parties	—	29,073	—	—	29,073
	—	158,241	119	—	158,360
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	57,154	1,268	—	58,422
Depreciation and amortization	—	24,362	—	—	24,362
General and administrative	114	7,833	—	—	7,947
	114	89,349	1,268	—	90,731
Operating income (loss)	(114)	68,892	(1,149)	—	67,629

Other income (expense):
Equity in earnings of subsidiaries	88,429	1,886	—	(90,315)	—
Equity in earnings of equity method investments	—	2,772	809	—	3,581
Interest expense	(25,290)	(6,106)	—	4,111	(27,285)
Interest income	—	20,294	4,111	(4,111)	20,294
Gain on sale of assets and other	—	708	—	—	708
	63,139	19,554	4,920	(90,315)	(2,702)
Income before income taxes	63,025	88,446	3,771	(90,315)	64,927
State income tax expense	—	(16)	—	—	(16)
Net income	63,025	88,430	3,771	(90,315)	64,911
Allocation of net income attributable to noncontrolling interests	—		(1,886)	—	(1,886)
Net income attributable to the partners	$63,025	$88,430	$1,885	$(90,315)	$63,025

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2023	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$355,968	$119	$—	$356,087
Third parties	—	85,322	—	—	85,322
	—	441,290	119	—	441,409
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	159,283	4,423	—	163,706
Depreciation and amortization	—	74,922	—	—	74,922
General and administrative	3,204	14,890	—	—	18,094
	3,204	249,095	4,423	—	256,722
Operating income (loss)	(3,204)	192,195	(4,304)	—	184,687

Other income (expense):
Equity in earnings of subsidiaries	249,798	5,177	—	(254,975)	—
Equity in earnings of equity method investments	—	8,696	2,312	—	11,008
Interest expense	(75,818)	(16,239)	—	12,346	(79,711)
Interest income	—	61,050	12,346	(12,346)	61,050
Gain on sale of assets and other	—	983	—	—	983
	173,980	59,667	14,658	(254,975)	(6,670)
Income before income taxes	170,776	251,862	10,354	(254,975)	178,017
State income tax expense	—	(18)	—	—	(18)
Net income	170,776	251,844	10,354	(254,975)	177,999
Allocation of net income attributable to noncontrolling interests	—	(2,046)	(5,177)	—	(7,223)
Net income attributable to the partners	$170,776	$249,798	$5,177	$(254,975)	$170,776

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$122,868	$—	$—	$122,868
Third parties	—	26,134	—	—	26,134
	—	149,002	—	—	149,002
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	59,493	977	—	60,470
Depreciation and amortization	—	25,236	—	—	25,236
General and administrative	703	3,048	—	—	3,751
	703	87,777	977	—	89,457
Operating income (loss)	(703)	61,225	(977)	—	59,545

Other income (expense):
Equity in earnings of subsidiaries	64,681	1,964	—	(66,645)	—
Equity in earnings of equity method investments	—	(17,117)	783	—	(16,334)
Interest expense	(22,027)	(5,060)	—	4,122	(22,965)
Interest income	—	24,234	4,122	(4,122)	24,234
Gain on sale of assets and other	—	494	—	—	494
	42,654	4,515	4,905	(66,645)	(14,571)
Income before income taxes	41,951	65,740	3,928	(66,645)	44,974
State income tax expense	—	(38)	—	—	(38)
Net income	41,951	65,702	3,928	(66,645)	44,936
Allocation of net income attributable to noncontrolling interests	—	(1,021)	(1,964)	—	(2,985)
Net income attributable to the partners	$41,951	$64,681	$1,964	$(66,645)	$41,951

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2022	Parent	Guarantor Restricted Subsidiaries	Non-Guarantor Non-Restricted Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Affiliates	$—	$325,659	$—	$—	$325,659
Third parties	—	79,311	—	—	79,311
	—	404,970	—	—	404,970
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	—	154,250	2,744	—	156,994
Depreciation and amortization	—	74,397	—	—	74,397
General and administrative	2,703	10,042	—	—	12,745
	2,703	238,689	2,744	—	244,136
Operating income (loss)	(2,703)	166,281	(2,744)	—	160,834

Other income (expense):
Equity in earnings of subsidiaries	205,112	6,062	—	(211,174)	—
Equity in earnings of equity method investments	—	(9,756)	2,495	—	(7,261)
Interest expense	(54,107)	(15,217)	—	12,373	(56,951)
Interest income	—	61,212	12,373	(12,373)	61,212
Gain on sale of assets and other	—	640	—	—	640
	151,005	42,941	14,868	(211,174)	(2,360)
Income before income taxes	148,302	209,222	12,124	(211,174)	158,474
State income tax expense	—	(83)	—	—	(83)
Net income	148,302	209,139	12,124	(211,174)	158,391
Allocation of net income attributable to noncontrolling interests	—	(4,027)	(6,062)		(10,089)
Net income attributable to the partners	$148,302	$205,112	$6,062	$(211,174)	$148,302

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

As of September 30, 2023, HF Sinclair and its subsidiaries owned a 47% limited partner interest and the non-economic general partner interest in HEP.

Additionally, on the Closing Date and immediately prior to consummation of the HFC Transactions, HEP acquired all of the outstanding equity interests of Sinclair Transportation from REH Company in exchange for 21 million newly issued common limited partner units of HEP (the “HEP Units”), representing 16.6% of the pro forma outstanding HEP Units with a value of approximately $349 million based on the HEP fully diluted common limited partner units outstanding and closing unit price on March 11, 2022, and cash consideration equal to $329.0 million, inclusive of final working capital adjustments for an aggregate transaction value of $678.0 million (the “HEP Transaction”). The cash consideration was funded through a draw under HEP’s senior secured revolving credit facility. The HEP Transaction was conditioned on the closing of the HFC Transactions, which occurred immediately following the HEP Transaction.

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

HF Sinclair Merger Transaction
On August 15, 2023, HEP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HF Sinclair, Navajo Pipeline Co., L.P, a Delaware limited partnership and an indirect wholly owned subsidiary of HF Sinclair (the “Sole Member”), Holly Apple Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of the Sole Member (“Merger Sub”), HEP Logistics Holdings, L.P., a Delaware limited partnership and the general partner of HEP (“HLH”), and Holly Logistic Services, L.L.C., a Delaware limited liability company and the general partner of HLH (“HLS”), pursuant to which Merger Sub will merge with and into HEP, with HEP surviving as an indirect, wholly owned subsidiary of HF Sinclair (such merger, together with the other transactions contemplated by the Merger Agreement, being referred to herein as the “HF Sinclair Merger Transaction”).

Under the terms of the Merger Agreement, each outstanding common unit of HEP, other than the HEP common units already owned by HF Sinclair and its subsidiaries, will be converted into the right to receive 0.315 shares of HF Sinclair common stock and $4.00 in cash, without interest. Completion of the HF Sinclair Merger Transaction is subject to the approval of HF Sinclair stockholders and HEP unitholders and the satisfaction of certain customary closing conditions.

Market Developments
Our results for the nine months ended September 30, 2023 were favorably impacted by global demand for transportation fuels, lubricants and transportation and terminal services having returned to pre-pandemic levels. We expect our customers will continue to adjust refinery production levels commensurate with market demand. The extent to which HEP’s future results are affected by volatile regional and global economic conditions will depend on various factors and consequences beyond our control. However, we have long-term customer contracts with minimum volume commitments, which have expiration dates from 2024 to 2037. These minimum volume commitments accounted for approximately 73% and 70% of our total tariffs and fees billed to customers for the nine months ended September 30, 2023 and September 30, 2022, respectively. We are currently not aware of any reasons that would prevent such customers from making the minimum payments required under the contracts or potentially making payments in excess of the minimum payments. In addition to these payments, we also expect to collect payments for services provided to uncommitted shippers.

Agreements with HF Sinclair
We serve HF Sinclair’s refineries under long-term pipeline, terminal, tankage and refinery processing unit throughput agreements expiring from 2024 to 2037. Under these agreements, HF Sinclair agrees to transport, store, and process throughput volumes of refined product, crude oil and feedstocks on our pipelines, terminal, tankage, loading rack facilities and refinery processing units that result in minimum annual payments to us. These minimum annual payments or revenues are subject to annual rate adjustments on July 1st each year based on the Producer Price Index (“PPI”) or the Federal Energy Regulatory Commission (“FERC”) index. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by Producer Price Index plus 0.78%. FERC received requests for rehearing of its December 17, 2020 order, and on January 20, 2022, FERC revised the index level used to determine the annual changes to interstate oil pipeline rate ceilings to Producer Price Index minus 0.21%. The order required the recalculation of the July 1, 2021 index ceilings to be effective as of March 1, 2022. As of September 30, 2023, these agreements with HF Sinclair require minimum annualized payments to us of $496 million.

If HF Sinclair fails to meet its minimum volume commitments under the agreements in any quarter, it will be required to pay us the amount of any shortfall in cash by the last day of the month following the end of the quarter. Under certain of the agreements, a shortfall payment may be applied as a credit in the following four quarters after minimum obligations are met.

Tae o
A significant reduction in revenues under these agreements could have a material adverse effect on our results of operations.

Under certain provisions of an omnibus agreement we have with HF Sinclair (the “Omnibus Agreement”), we pay HF Sinclair an annual administrative fee, currently $5.7 million, for the provision by HF Sinclair or its affiliates of various general and administrative services to us. This fee does not include the salaries of personnel employed by HF Sinclair who perform services for us on behalf of HLS, or the cost of their employee benefits, which are separately charged to us by HF Sinclair. We also reimburse HF Sinclair and its affiliates for direct expenses they incur on our behalf.

Under HLS’s Secondment Agreement with HF Sinclair, certain employees of HF Sinclair are seconded to HLS to provide operational and maintenance services for certain of our processing, refining, pipeline and tankage assets, and HLS reimburses HF Sinclair for its prorated portion of the wages, benefits, and other costs of these employees for our benefit.

We have a long-term strategic relationship with HFC (and now HF Sinclair) that has historically facilitated our growth. Subject to the Merger Agreement and the discretion of the board of directors of HLS, our ultimate general partner, our future growth plans include organic projects around our existing assets and select investments or acquisitions that enhance our service platform while creating accretion for our unitholders.

Tae o
RESULTS OF OPERATIONS (Unaudited)
Income, Distributable Cash Flow, Volumes and Balance Sheet Data
The following tables present income, distributable cash flow and volume information for the three and nine months ended September 30, 2023 and 2022.

Tae o

	Three Months Ended September 30,		Change from
	2023	2022	2022
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$25,972	$24,731	$1,241
Affiliates—intermediate pipelines	9,059	7,988	1,071
Affiliates—crude pipelines	25,540	23,169	2,371
	60,571	55,888	4,683
Third parties—refined product pipelines	8,640	6,694	1,946
Third parties—crude pipelines	15,831	14,565	1,266
	85,042	77,147	7,895
Terminals, tanks and loading racks:
Affiliates	43,722	39,557	4,165
Third parties	4,602	4,875	(273)
	48,324	44,432	3,892

Refinery processing units—Affiliates	24,994	27,423	(2,429)

Total revenues	158,360	149,002	9,358
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	58,422	60,470	(2,048)
Depreciation and amortization	24,362	25,236	(874)
General and administrative	7,947	3,751	4,196
	90,731	89,457	1,274
Operating income	67,629	59,545	8,084
Other income (expense):
Equity in earnings of equity method investments	3,581	(16,334)	19,915
Interest expense, including amortization	(27,285)	(22,965)	(4,320)
Interest income	20,294	24,234	(3,940)
Gain on sale of assets and other	708	494	214
	(2,702)	(14,571)	11,869
Income before income taxes	64,927	44,974	19,953
State income tax expense	(16)	(38)	22
Net income	64,911	44,936	19,975
Allocation of net income attributable to noncontrolling interests	(1,886)	(2,985)	1,099
Net income attributable to the partners	63,025	41,951	21,074
Limited partners’ earnings per unit—basic and diluted	$0.50	$0.33	$0.17
Weighted average limited partners’ units outstanding	126,440	126,440	—
EBITDA (1)	$94,394	$65,956	$28,438
Adjusted EBITDA (1)	$118,514	$110,092	$8,422
Distributable cash flow (2)	$78,465	$78,731	$(266)

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	152,541	167,618	(15,077)
Affiliates—intermediate pipelines	107,019	137,049	(30,030)
Affiliates—crude pipelines	426,418	507,419	(81,001)
	685,978	812,086	(126,108)
Third parties—refined product pipelines	33,549	38,040	(4,491)
Third parties—crude pipelines	204,970	131,622	73,348
	924,497	981,748	(57,251)
Terminals and loading racks:
Affiliates	761,956	583,089	178,867
Third parties	40,440	37,782	2,658
	802,396	620,871	181,525
Refinery processing units—Affiliates	67,192	72,065	(4,873)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,794,085	1,674,684	119,401

Tae o

	Nine Months Ended September 30,		Change from
	2023	2022	2022
	(In thousands, except per unit data)
Revenues:
Pipelines:
Affiliates—refined product pipelines	$64,092	$62,511	$1,581
Affiliates—intermediate pipelines	25,659	23,015	2,644
Affiliates—crude pipelines	70,872	62,417	8,455
	160,623	147,943	12,680
Third parties—refined product pipelines	24,288	21,169	3,119
Third parties—crude pipelines	41,731	41,134	597
	226,642	210,246	16,396
Terminals, tanks and loading racks:
Affiliates	121,039	108,997	12,042
Third parties	19,303	17,008	2,295
	140,342	126,005	14,337

Refinery processing units—Affiliates	74,425	68,719	5,706

Total revenues	441,409	404,970	36,439
Operating costs and expenses:
Operations (exclusive of depreciation and amortization)	163,706	156,994	6,712
Depreciation and amortization	74,922	74,397	525
General and administrative	18,094	12,745	5,349
	256,722	244,136	12,586
Operating income	184,687	160,834	23,853
Other income (expense):
Equity in earnings of equity method investments	11,008	(7,261)	18,269
Interest expense, including amortization	(79,711)	(56,951)	(22,760)
Interest income	61,050	61,212	(162)
Gain on sale of assets and other	983	640	343
	(6,670)	(2,360)	(4,310)
Income before income taxes	178,017	158,474	19,543
State income tax expense	(18)	(83)	65
Net income	177,999	158,391	19,608
Allocation of net income attributable to noncontrolling interests	(7,223)	(10,089)	2,866
Net income attributable to the partners	170,776	148,302	22,474
Limited partners’ earnings per unit—basic and diluted	$1.35	$1.22	$0.13
Weighted average limited partners’ units outstanding	126,440	120,902	5,538
EBITDA (1)	$264,377	$218,521	$45,856
Adjusted EBITDA (1)	$330,591	$299,673	$30,918
Distributable cash flow (2)	$235,648	$221,643	$14,005

Volumes (bpd)
Pipelines:
Affiliates—refined product pipelines	144,082	138,608	5,474
Affiliates—intermediate pipelines	108,579	126,550	(17,971)
Affiliates—crude pipelines	429,965	460,641	(30,676)
	682,626	725,799	(43,173)
Third parties—refined product pipelines	38,702	41,646	(2,944)
Third parties—crude pipelines	196,552	133,598	62,954
	917,880	901,043	16,837
Terminals and loading racks:
Affiliates	710,905	534,305	176,600
Third parties	44,263	40,923	3,340
	755,168	575,228	179,940
Refinery processing units—Affiliates	60,131	69,903	(9,772)
Total for pipelines and terminal and refinery processing unit assets (bpd)	1,733,179	1,546,174	187,005

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to the partners	$63,025	$41,951	$170,776	$148,302
Add (subtract):
Interest expense	27,285	22,965	79,711	56,951
Interest income	(20,294)	(24,234)	(61,050)	(61,212)
State income tax expense	16	38	18	83
Depreciation and amortization	24,362	25,236	74,922	74,397
EBITDA	$94,394	$65,956	$264,377	$218,521
Share of Osage environmental remediation costs	69	20,297	1,289	20,297
Acquisition integration and regulatory costs	4,285	373	5,757	2,095
Tariffs and fees not included in revenues	21,372	25,072	63,987	63,579
Lease payments not included in operating costs	(1,606)	(1,606)	(4,819)	(4,819)
Adjusted EBITDA	$118,514	$110,092	$330,591	$299,673

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

Tae o

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income attributable to the partners	$63,025	$41,951	$170,776	$148,302
Add (subtract):
Depreciation and amortization	24,362	25,236	74,922	74,397
Amortization of discount and deferred debt issuance costs	1,088	1,060	3,241	2,863
Customer billings greater than net income recognized	2,138	(587)	11,908	34
Maintenance capital expenditures (3)	(5,859)	(4,679)	(13,597)	(15,262)
Increase (decrease) in environmental liability	(1,550)	5,364	(2,553)	5,120
Share of Osage insurance coverage	—	12,500	500	12,500
Reimbursable deferred revenue	(3,620)	(3,538)	(12,534)	(10,127)
Other	(1,119)	1,424	2,985	3,816
Distributable cash flow	$78,465	$78,731	$235,648	$221,643

(3)Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity, safety and to address environmental regulations.

	September 30, 2023	December 31, 2022
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$11,223	$10,917
Working capital	$15,594	$17,293
Total assets	$2,707,434	$2,747,502
Long-term debt	$1,468,505	$1,556,334
Partners’ equity	$896,066	$857,126

Results of Operations—Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Summary
Net income attributable to the partners for the third quarter of 2023 was $63.0 million ($0.50 per basic and diluted limited partner unit) compared to $42.0 million ($0.33 per basic and diluted limited partner unit) for the third quarter of 2022. Results for the third quarters of 2023 and 2022 reflect reductions to our equity in earnings of equity method investments of $4.3 million and $20.3 million, respectively, for HEP’s 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties, net of insurance proceeds received, associated with a release of crude oil on the Osage Pipe Line Company, LLC (“Osage”) pipeline. Excluding these reductions, net income attributable to HEP for the third quarters of 2023 and 2022 was $67.3 million ($0.53 per basic and diluted limited partner unit) and $62.2 million ($0.49 per basic and diluted limited partner unit), respectively. The increase in net income attributable to HEP in the third quarter of 2023 was mainly due to higher revenues associated with tariff increases that went into effect on July 1, 2023, partially offset by higher interest expense and higher general and administrative expenses.

Revenues
Revenues for the third quarter of 2023 were $158.4 million, an increase of $9.4 million compared to the third quarter of 2022. The increase was mainly due to tariff increases that went into effect on July 1, 2023 as well as more customer billings recognized as revenue rather than interest income under sales-type lease accounting.

Tae o
Revenues from our refined product pipelines were $34.6 million, an increase of $3.2 million compared to the third quarter of 2022. Shipments averaged 186.1 thousand barrels per day (“mbpd”) compared to 205.7 mbpd for the third quarter of 2022. The volume decrease was mainly due to lower volumes on our product pipelines serving HF Sinclair’s Navajo refinery. The increase in revenues was mainly due to tariff increases that went into effect on July 1, 2023 as well as more customer billings recognized as revenue rather than interest income under sales-type lease accounting.

Revenues from our intermediate pipelines were $9.1 million, an increase of $1.1 million compared to the third quarter of 2022. Shipments averaged 107.0 mbpd for the third quarter of 2023 compared to 137.0 mbpd for the third quarter of 2022. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair’s Navajo and Tulsa refineries while revenues increased due to tariff increases on contractual minimum volume guarantees.

Revenues from our crude pipelines were $41.4 million, an increase of $3.6 million compared to the third quarter of 2022. Shipments averaged 631.4 mbpd compared to 639.0 mbpd for the third quarter of 2022. The decrease in volumes was mainly attributable to lower volumes on our New Mexico and Texas crude pipelines as well as our crude pipeline servicing HF Sinclair’s Tulsa refinery while revenues increased due to tariff increases that went into effect on July 1, 2023.

Revenues from terminal, tankage and loading rack fees were $48.3 million, an increase of $3.9 million compared to the third quarter of 2022. Refined products and crude oil terminalled in the facilities averaged 802.4 mbpd compared to 620.9 mbpd for the third quarter of 2022. The increase in volumes was mainly due to higher volumes on the Sinclair Transportation assets we acquired and certain crude tanks. Revenues increased mainly due to higher revenues from the increased volumes on the acquired Sinclair Transportation assets as well as rate increases that went into effect on July 1, 2023.

Revenues from refinery processing units were $25.0 million, a decrease of $2.4 million compared to the third quarter of 2022, and throughputs averaged 67.2 mbpd compared to 72.1 mbpd for the third quarter of 2022. The decrease in volumes was due to decreased throughput at our El Dorado and Woods Cross refinery processing units. Revenues decreased mainly due to lower natural gas cost recoveries partially offset by rate increases on contractual minimum volume guarantees.

Operations Expense
Operations (exclusive of depreciation and amortization) expense was $58.4 million for the three months ended September 30, 2023, a decrease of $2.0 million compared to the third quarter of 2022. The decrease was mainly due to lower natural gas costs, partially offset by increased employee costs.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2023 decreased by $0.9 million compared to the three months ended September 30, 2022. The decrease was mainly due to lower amortization of certain intangible assets that were fully amortized during the first quarter of 2023.

General and Administrative
General and administrative costs for the three months ended September 30, 2023 increased by $4.2 million compared to the three months ended September 30, 2022, mainly due to higher professional service fees incurred in the three months ended September 30, 2023 associated with the HF Sinclair Merger Transaction.

Equity in Earnings of Equity Method Investments

	Three Months Ended September 30,
Equity Method Investment	2023	2022
	(in thousands)
Osage Pipe Line Company, LLC	$(5,267)	$(22,020)
Cheyenne Pipeline LLC	3,958	1,576
Cushing Connect Terminal Holdings LLC	809	782
Pioneer Investments Corp.	4,308	3,708
Saddle Butte Pipeline III, LLC	(227)	(380)
Total	$3,581	$(16,334)

Tae o
Equity in earnings of Osage increased for the three months ended September 30, 2023, mainly due to our 50% share of environmental remediation and recovery expenses and estimated fines and penalties, net of insurance recoveries, associated with the release of crude oil on the Osage pipeline, and expenses associated with pipeline inspections being lower for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Additional insurance recoveries will be recorded as they are received. If the Osage insurance pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The Osage pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway.

Interest Expense, including Amortization
Interest expense for the three months ended September 30, 2023 was $27.3 million, an increase of $4.3 million compared to the three months ended September 30, 2022. The increase was mainly due to higher market interest rates on our senior secured revolving credit facility. Our aggregate effective interest rates were 6.2% and 5.5% for the three months ended September 30, 2023 and 2022, respectively.

Interest Income
Interest income for the three months ended September 30, 2023, totaled $20.3 million, a decrease of $3.9 million compared to the three months ended September 30, 2022. The decrease was mainly due to more pipeline tariffs recognized as revenue rather than interest income under sales-type lease accounting.

Results of Operations—Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Summary
Net income attributable to the partners for the nine months ended September 30, 2023 was $170.8 million ($1.35 per basic and diluted limited partner unit) compared to $148.3 million ($1.22 per basic and diluted limited partner unit) for the nine months ended September 30, 2022. Results for the nine months ended September 30, 2023 and 2022 reflect reductions to our equity in earnings of equity method investments of $5.5 million and $20.3 million, respectively, for HEP’s 50% share of incurred and accrued environmental remediation and recovery expenses and estimated fines and penalties, net of insurance proceeds received, associated with a release of crude oil on the Osage pipeline. Excluding these reductions, net income attributable to HEP for the nine months ended September 30, 2023 and 2022 was $176.3 million ($1.39 per basic and diluted limited partner unit) and $168.6 million ($1.39 per basic and diluted limited partner unit), respectively. The increase in earnings was mainly due to net income from our Sinclair Transportation assets, which were acquired on March 14, 2022, tariff increases that went into effect on July 1, 2023, and higher revenues on our Woods Cross refinery processing units, partially offset by higher interest expense.

Revenues
Revenues for the nine months ended September 30, 2023 were $441.4 million, an increase of $36.4 million compared to the nine months ended September 30, 2022. The increase was mainly attributable to revenues from our Sinclair Transportation assets acquired on March 14, 2022, higher revenues on our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, and rate increases that went into effect on July 1, 2023, partially offset by lower revenues on our product pipelines servicing HF Sinclair's Navajo refinery.

Revenues from our refined product pipelines were $88.4 million, an increase of $4.7 million compared to the nine months ended September 30, 2022. Shipments averaged 182.8 mbpd compared to 180.3 mbpd for the nine months ended September 30, 2022. The volume and revenue increases were mainly due to volumes on the acquired Sinclair Transportation assets, partially offset by lower volumes on our product pipelines servicing HF Sinclair’s Navajo refinery due to lower throughput at the refinery.

Revenues from our intermediate pipelines were $25.7 million, an increase of $2.6 million compared to the nine months ended September 30, 2022. Shipments averaged 108.6 mbpd compared to 126.6 mbpd for the nine months ended September 30, 2022. The decrease in volumes was mainly due to lower throughputs on our intermediate pipelines servicing HF Sinclair’s Navajo refinery while revenues increased due to the acquired Sinclair Transportation intermediate pipelines as well as contractual minimum volume guarantees and rate increases that went into effect on July 1, 2023.

Tae o
Revenues from our crude pipelines were $112.6 million, an increase of $9.1 million compared to the nine months ended September 30, 2022. Shipments averaged 626.5 mbpd compared to 594.2 mbpd for the nine months ended September 30, 2022. The increase in volumes was mainly attributable to volumes on the acquired Sinclair Transportation crude pipelines. The increase in revenues was mainly due to the acquired Sinclair Transportation crude pipelines, higher revenues on our crude pipeline systems in New Mexico and Texas and rate increases that went into effect on July 1, 2023.

Revenues from terminal, tankage and loading rack fees were $140.3 million, an increase of $14.3 million compared to the nine months ended September 30, 2022. Refined products and crude oil terminalled in the facilities averaged 755.2 mbpd compared to 575.2 mbpd for the nine months ended September 30, 2022. Volumes increased mainly due to volumes on the acquired Sinclair Transportation assets and certain crude tanks. Revenues increased mainly due to revenues from the increased volumes on the acquired Sinclair Transportation assets, higher butane blending revenues, and rate increases that went into effect on July 1, 2023.

Revenues from refinery processing units were $74.4 million, an increase of $5.7 million compared to the nine months ended September 30, 2022. Throughputs averaged 60.1 mbpd compared to 69.9 mbpd for the nine months ended September 30, 2022. Revenues increased mainly due to higher revenues from our Woods Cross refinery processing units, which were down for a scheduled turnaround in March 2022, as well as rate increases. The decrease in volumes was primarily due to a turnaround at the El Dorado refinery.

Operations Expense
Operations expense (exclusive of depreciation and amortization) for the nine months ended September 30, 2023 increased by $6.7 million compared to the nine months ended September 30, 2022. The increase was mainly due to operating costs and expenses associated with the acquired Sinclair Transportation assets as well as higher employee costs, partially offset by lower natural gas costs.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2023 increased by $0.5 million compared to the nine months ended September 30, 2022. The increase was mainly due to depreciation on the acquired Sinclair Transportation assets and amortization of the Woods Cross refinery processing units turnaround, partially offset by lower amortization of certain intangible assets that were fully amortized during the first quarter of 2023.

General and Administrative
General and administrative costs for the nine months ended September 30, 2023 increased by $5.3 million compared to the nine months ended September 30, 2022 primarily due to higher legal and professional expenses incurred in the nine months ended September 30, 2023 associated with the HF Sinclair Merger Transaction.

Equity in Earnings of Equity Method Investments

	Nine Months Ended September 30,
Equity Method Investment	2023	2022
	(in thousands)
Osage Pipe Line Company, LLC	$(7,576)	$(20,771)
Cheyenne Pipeline LLC	6,733	4,936
Cushing Connect Terminal Holdings LLC	2,312	2,494
Pioneer Investments Corp.	10,510	7,393
Saddle Butte Pipeline III, LLC	(971)	(1,313)
Total	$11,008	$(7,261)

Equity in earnings of Osage increased for the nine months ended September 30, 2023, as our 50% share of environmental remediation and recovery expenses and estimated fines and penalties, net of insurance recoveries, associated with the release of crude oil on the Osage pipeline, and expenses associated with pipeline inspections was lower for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Additional insurance recoveries will be recorded as they are received. Our share of the remaining insurance coverage is $10.0 million. The pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway.

Tae o
Pioneer Investments Corp. and Saddle Butte Pipeline III, LLC were acquired during the first quarter of 2022 as part of the HEP Transaction.

Interest Expense, including Amortization
Interest expense for the nine months ended September 30, 2023 totaled $79.7 million, an increase of $22.8 million compared to the nine months ended September 30, 2022. The increase was mainly due to higher interest rates on our long-term debt due to market interest rate increases on our senior secured revolving credit facility and our April 2022 issuance of $400 million in aggregate principal amount of 6.375% senior unsecured notes maturing in April 2027 (the “6.375% Senior Notes”), the proceeds of which were used to partially repay outstanding borrowings under our senior secured credit facility following the funding of the cash portion of the Sinclair Transportation acquisition. Our aggregate effective interest rates were 6.1% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively.

Interest Income
Interest income for the nine months ended September 30, 2023 totaled $61.1 million, a decrease of $0.2 million compared to the nine months ended September 30, 2022. The decrease was mainly due to more pipeline tariffs recognized as revenue rather than interest income under sales-type lease accounting.

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

During the nine months ended September 30, 2023, we received advances totaling $60.0 million and repaid $149.5 million under the Credit Agreement, resulting in a net decrease of $89.5 million and an outstanding balance of $578.5 million at September 30, 2023. As of September 30, 2023, we have no letters of credit outstanding under the Credit Agreement and the available capacity under the Credit Agreement was $621.5 million. Amounts repaid under the Credit Agreement may be reborrowed from time to time.

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
As of September 30, 2023, we had $500 million in aggregate principal amount of 5% Senior Notes due in 2028 (the “5% Senior Notes”, and together with the 6.375% Senior Notes, the “Senior Notes”).
We have a continuous offering program under which we may issue and sell common units from time to time, representing limited partner interests, up to an aggregate gross sales amount of $200 million. We did not issue any units under this program during the nine months ended September 30, 2023. As of September 30, 2023, HEP has issued 2,413,153 units under this program, providing $82.3 million in gross proceeds.

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

In August 2023, we paid a regular quarterly cash distribution of $0.35 on all units in an aggregate amount of $44.3 million.

On October 19, 2023, we announced our cash distribution for the third quarter of 2023 of $0.35 per unit, or $1.40 on an annualized basis. Subject to the Merger Agreement and the discretion of the board of directors of HLS, our ultimate general partner, we expect our future cash distribution will continue as long as we remain a public company.

Cash and cash equivalents increased by $0.3 million during the nine months ended September 30, 2023. The cash flows used for investing activities of $23.3 million and financing activities of $234.9 million were less than the cash flows provided by operating activities of $258.5 million. Working capital decreased by $1.7 million to $15.6 million at September 30, 2023 from $17.3 million at December 31, 2022.

Tae o
Cash Flows—Operating Activities
Cash flows from operating activities increased by $20.0 million from $238.5 million for the nine months ended September 30, 2022, to $258.5 million for the nine months ended September 30, 2023. The increase was mainly due to higher customer receipts and lower payments for turnaround expenditures, partially offset by higher payments for operating expenses and interest expenses during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Cash Flows—Investing Activities
Cash flows used for investing activities were $23.3 million for the nine months ended September 30, 2023, compared to $360.4 million for the nine months ended September 30, 2022, a decrease of $337.1 million. During the nine months ended September 30, 2022, we paid the $329.0 million cash portion of the purchase price consideration for our acquisition of Sinclair Transportation. During the nine months ended September 30, 2023 and 2022, we invested $22.0 million and $31.2 million, respectively, in additions to properties and equipment.

Cash Flows—Financing Activities
Cash flows used by financing activities were $234.9 million for the nine months ended September 30, 2023, compared to cash flows provided by financing activities of $123.1 million for the nine months ended September 30, 2022, a decrease of $358.0 million. During the nine months ended September 30, 2023, we received $60.0 million and repaid $149.5 million in advances under the Credit Agreement. Additionally, we paid $132.9 million in regular quarterly cash distributions to our limited partners and $6.6 million to our noncontrolling interests. During the nine months ended September 30, 2022, we received $460.0 million and repaid $594.0 million in advances under the Credit Agreement, and we received net proceeds of $393.7 million related to the issuance of our 6.375% Senior Notes. We paid $125.7 million in regular quarterly cash distributions to our limited partners, and distributed $7.3 million to our noncontrolling interests.

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

Tae o
Class B Unit Liability
Under the terms of the 2012 transaction pursuant to which HEP UNEV Holdings LLC (“HEP UNEV Holdings”) acquired HFC’s initial 75% interest in UNEV, HEP UNEV Holdings issued to a subsidiary of HFC a Class B unit comprised of a noncontrolling equity interest in a wholly owned subsidiary (the “Class B Unit”). Subject to certain limitations, the Class B Unit is subject to annual redemption payments to the extent that HFC is entitled to a 50% interest in 75% of annual UNEV earnings before interest, income taxes, depreciation, and amortization exceeding $40 million, beginning July 1, 2015 and ending in June 2032. However, if earnings thresholds are not achieved, no redemption payments are required. UNEV earnings before interest, income taxes, depreciation, and amortization exceeded $40 million for the first time during the measurement period ending June 30, 2023, which required the Class B Unit to be reclassified from mezzanine equity to a long-term liability on the balance sheet as of June 30, 2023. A redemption payment of $2.6 million, calculated as described above, was paid in August 2023.

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

We may prepay all loans at any time without penalty, except for tranche breakage costs. If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of all loans outstanding and exercise other rights and remedies. We were in compliance with the covenants under the Credit Agreement as of September 30, 2023.

In connection with the consummation of the HF Sinclair Merger Transaction, we expect to amend the Credit Agreement to, among other things, (a) provide a guaranty from HF Sinclair and terminate all guaranties from subsidiaries of HEP, (b) amend the definition of “Investment Grade Rating” (as defined in the Credit Agreement) to reference the credit rating of HF Sinclair’s senior unsecured indebtedness, (c) eliminate the requirement to deliver separate audited and unaudited financial statements for HEP and its subsidiaries and only provide certain segment-level reporting for HEP with any compliance certificate delivered in accordance with the Credit Agreement and (d) amend certain covenants to eliminate certain restrictions on (i) amendments to intercompany contracts, (ii) transactions with HF Sinclair and its subsidiaries and (iii) investments in and contributions, dividends, transfers and distributions to HF Sinclair and its subsidiaries. There can be no assurance that the administrative agent and the lenders party thereto will agree to amend the Credit Agreement in a timely manner, or on acceptable terms, if at all.

Senior Notes
As of September 30, 2023, we had $500 million in aggregate principal amount of the 5% Senior Notes.

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

The Senior Notes are unsecured and impose certain restrictive covenants, including limitations on our ability to incur additional indebtedness, make investments, sell assets, incur certain liens, pay distributions, enter into transactions with affiliates, and enter into certain mergers, in each case subject to compliance with the terms of the indentures. We were in compliance with the restrictive covenants for the Senior Notes as of September 30, 2023. At any time when the Senior Notes are rated investment grade by either Moody’s or Standard & Poor’s and no default or event of default exists, we will not be subject to many of the foregoing covenants. Additionally, we have certain redemption rights at varying premiums over face value under the Senior Notes.

Tae o

Indebtedness under the Senior Notes is guaranteed by all of our existing wholly owned subsidiaries (other than Holly Energy Finance Corp. and certain immaterial subsidiaries).

Long-term Debt
The carrying amounts of our long-term debt are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Credit Agreement
Amount outstanding	$578,500	$668,000

5% Senior Notes
Principal	500,000	500,000
Unamortized debt issuance costs	(5,170)	(5,953)
	494,830	494,047

6.375% Senior Notes
Principal	400,000	400,000
Unamortized debt issuance costs	(4,825)	(5,713)
	395,175	394,287

Total long-term debt	$1,468,505	$1,556,334

On October 30, 2023, we and HF Sinclair announced the commencement of private offers by HF Sinclair to all Eligible Holders (as defined in the Exchange Offer Memorandum) to exchange (the “Exchange Offers”) any and all outstanding 6.375% Senior Notes and 5% Senior Notes, for new notes to be issued by HF Sinclair, with registration rights, and cash, pursuant to the terms and subject to the conditions set forth in a confidential exchange offer memorandum and consent solicitation statement, dated October 30, 2023 (the “Exchange Offer Memorandum”). Concurrently with the Exchange Offers, HF Sinclair is soliciting consents (the “Consent Solicitations”) to adopt certain proposed amendments to the indentures governing the existing Senior Notes to, among other things, eliminate from each indenture, as it relates to each series of Senior Notes (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the SEC reporting covenant and (iv) the requirement of HEP to offer to purchase the Senior Notes upon a change of control. The Exchange Offers and Consent Solicitations are subject to the consummation of the HF Sinclair Merger Transaction. The Exchange Offers and Consent Solicitations are being made only pursuant to the terms and subject to conditions set forth in the Exchange Offer Memorandum.

The Exchange Offer Memorandum and other documents relating to the Exchange Offers and Consent Solicitations will be distributed only to Eligible Holders (as defined in the Exchange Offer Memorandum) of Senior Notes. The Exchange Offers and Consent Solicitations are not being made to holders of Senior Notes in any jurisdiction in which the making or acceptance thereof would not be in compliance with the securities, blue sky or other laws of such jurisdiction. The new notes to be issued by HF Sinclair have not been approved or disapproved by any regulatory authority, nor has any such authority passed upon the accuracy or adequacy of the Exchange Offer Memorandum. The complete terms and conditions of the Exchange Offers and Consent Solicitations are described in the Exchange Offer Memorandum.

Contractual Obligations
There were no significant changes to our long-term contractual obligations during the quarter ended September 30, 2023.

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

Tae o
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

A significant and prolonged period of high inflation or a significant and prolonged period of negative inflation could adversely affect our cash flows and results of operations if costs increase at a rate greater than the fees we charge our shippers. However, the fees we charged our shippers increased at a rate greater than our inflationary cost increase for the year ended December 31, 2022 and the nine months ended September 30, 2023.

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

At September 30, 2023, we had an accrual of $18.3 million related to environmental clean-up projects for which we have assumed liability or for which the indemnity provided for by HF Sinclair has expired or will expire.

On July 8, 2022, the Osage pipeline, which carries crude oil from Cushing, Oklahoma to El Dorado, Kansas, suffered a release of crude oil. Our equity in earnings (loss) of equity method investments was reduced in the nine months ended September 30, 2023 by $5.5 million for our 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties associated with the release. From the date of the release through September 30, 2023, our equity in earnings of equity method investments was reduced by $23.1 million for our 50% share of incurred and estimated environmental remediation and recovery expenses and estimated fines and penalties associated with the release, net of our

Tae o
share of insurance proceeds received of $3.0 million. Any additional insurance recoveries will be recorded as they are received. If the Osage insurance policy pays out in full, our share of the remaining insurance coverage is expected to be $10.0 million. The Osage pipeline resumed operations in the third quarter of 2022 and remediation efforts are underway. It may be necessary for Osage to expend or accrue additional amounts for environmental remediation or other release-related expenses in future periods, but we cannot estimate those amounts at this time. Future costs and accruals could have a material impact on our results of operations and cash flows in the period recorded; however, we do not expect them to have a material impact on our financial position.

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

At September 30, 2023, we had an outstanding principal balance of $900 million on our Senior Notes. A change in interest rates generally would affect the fair value of the Senior Notes, but not our earnings or cash flows. At September 30, 2023, the fair value of our Senior Notes was $854.3 million. We estimate a hypothetical 10% change in the yield-to-maturity applicable to the Senior Notes at September 30, 2023 would result in a change of approximately $21.3 million in the fair value of the underlying Senior Notes.

For the variable rate Credit Agreement, changes in interest rates would affect cash flows, but not the fair value. At September 30, 2023, borrowings outstanding under the Credit Agreement were $578.5 million. A hypothetical 10% change in interest rates applicable to the Credit Agreement would not materially affect our cash flows.

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

Tae o
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

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures
Our principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023, at a reasonable level of assurance.

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

The environmental proceedings are reported to comply with SEC regulations which require us to disclose proceedings arising under provisions regulating the discharge of materials into the environment or protecting the environment when a governmental authority is party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe could exceed $300,000.

Environmental Matters

Osage Pipeline
On July 8, 2022, the Osage Pipeline, which is owned by Osage Pipe Line Company, LLC (“Osage”), a joint venture between El Dorado Osage Company LLC, a subsidiary of HEP, and CHS McPherson Refinery Inc., experienced a release of crude oil at a location approximately 3.5 miles north northeast of Cushing, Oklahoma.

Osage and Holly Energy Partners – Operating, L.P. (“HEP Operating”), the operator of the Osage Pipeline, are working with federal, state, tribal, and local governmental agencies, as well as the affected landowners. Discussions with the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration, United States Environmental Protection Agency (the “EPA”) and United States Department of Justice (the “DOJ”) regarding resolution of their potential claims relating to the incident are on-going. On September 13, 2023, Osage and HEP Operating received an offer for settlement from the EPA and DOJ. Osage and HEP Operating are currently in discussions with EPA and DOJ with respect to the offer. It is too early to predict the outcome of this matter.

Item 1A.Risk Factors

Except as described below, there have been no material changes in our risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”) and in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In addition to the other information set forth in this quarterly report, you should consider carefully the information discussed in our 2022 Form 10-K and March 31, 2023 Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K and March 31, 2023 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or future results.

The HF Sinclair Merger Transaction is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the HF Sinclair Merger Transaction, or significant delays in completing the HF Sinclair Merger Transaction, could negatively affect the trading prices of our common units.
The completion of the HF Sinclair Merger Transaction is not assured and is subject to certain risks, some of which are beyond our control, including the risk that certain conditions of the Merger Agreement are not satisfied or waived, which may prevent, delay or otherwise result in the HF Sinclair Merger Transaction not occurring. These conditions include, among other things, approval by our unitholders by the affirmative vote or consent of the holders of a majority of the outstanding HEP common units of the Merger Agreement, approval by a majority of the votes cast by HF Sinclair stockholders entitled to vote on such proposal of the issuance of shares of HF Sinclair common stock as part of the Merger Consideration (as defined herein) and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”). The 30-day HSR Act waiting period

Tae o
expired on October 10, 2023, at 11:59 PM Eastern time. We and HF Sinclair cannot predict with certainty whether and when any of these conditions will be satisfied. Failure to complete, or significant delays in completing, the HF Sinclair Merger Transaction could negatively affect the trading prices of HF Sinclair common stock and our common units.
Because the exchange ratio under the Merger Agreement is fixed and because the market price of HF Sinclair common stock will fluctuate prior to the completion of the HF Sinclair Merger Transaction, our public unitholders cannot be sure of the market value of the HF Sinclair common stock they will receive as Merger Consideration relative to the value of our common units they exchange.
The market value of the consideration that our public unitholders will receive in the HF Sinclair Merger Transaction will depend, in part, on the trading price of HF Sinclair common stock at the closing of the HF Sinclair Merger Transaction. The exchange ratio that determines the number of shares of HF Sinclair common stock that our public unitholders will receive (in addition to $4.00 in cash, without interest) in the HF Sinclair Merger Transaction is fixed at 0.315 shares of HF Sinclair common stock for each HEP common unit (subject to adjustments in accordance with the terms of the Merger Agreement), which means that it will not change between now and the closing date, regardless of whether the market price of either HF Sinclair common stock or our common units changes. Stock or unit price changes may result from a variety of factors (many of which are beyond HF Sinclair’s and our control), including but not limited to:
•changes in our or HF Sinclair’s business, operations and prospects;
•changes in market assessments of our or HF Sinclair’s business, operations and prospects;
•changes in market assessments of the likelihood that the HF Sinclair Merger Transaction will be completed;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of HF Sinclair common stock or our common units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and HF Sinclair operate.
If the price of HF Sinclair common stock at the closing of the HF Sinclair Merger Transaction is less than the price of HF Sinclair common stock on the date that the Merger Agreement was executed, then the aggregate of the market value of the shares of HF Sinclair common stock to be issued and cash to be paid to our public unitholders in the HF Sinclair Merger Transaction pursuant to the Merger Agreement (the “Merger Consideration”) will be less than contemplated at the time the Merger Agreement was executed.
We and HF Sinclair will each be subject to business uncertainties while the HF Sinclair Merger Transaction is pending, which could adversely affect their respective businesses.
Uncertainty about the effect of the HF Sinclair Merger Transaction on the business relationships or commercial arrangements for the companies that do business with HF Sinclair and us may have an adverse effect on HF Sinclair and our respective businesses. These uncertainties may impair the ability of both HF Sinclair and us to attract, retain and motivate key personnel until the HF Sinclair Merger Transaction is completed and for a period of time thereafter, and could cause those that transact with HF Sinclair and us to seek to change their existing business relationships.
If the HF Sinclair Merger Transaction is approved by our unitholders, the date that our public unitholders will receive the Merger Consideration is dependent on the completion date of the HF Sinclair Merger Transaction, which is uncertain.
As described in the joint proxy statement/prospectus, completing the HF Sinclair Merger Transaction is subject to several conditions, not all of which are controllable by HF Sinclair or us. Accordingly, if the HF Sinclair Merger Transaction is approved by our unitholders, the date that our public unitholders will receive the Merger Consideration depends on the completion date of the Merger, which is uncertain and subject to several other closing conditions.
We may incur substantial transaction-related costs in connection with the HF Sinclair Merger Transaction.
We expect to incur substantial nonrecurring expenses in connection with completing the HF Sinclair Merger Transaction, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Pursuant to the Merger Agreement, all fees and expenses incurred in connection with the HF Sinclair Merger Transaction will be paid by the respective party incurring such fees and expenses except that expenses (other than the expenses of financial advisors or outside legal advisors) relating to the preparation, printing, filing and mailing of the joint proxy statement/prospectus and the related

Tae o
Schedule 13E-3 will be paid 50% by HF Sinclair and 50% by us and costs and fees of the exchange agent and all expenses associated with the exchange process will be paid by HF Sinclair.
We and HF Sinclair may in the future be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the HF Sinclair Merger Transaction.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We and HF Sinclair may in the future be defendants in one or more lawsuits relating to or arising out of the Merger Agreement and the HF Sinclair Merger Transaction. We and HF Sinclair cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the HF Sinclair Merger Transaction could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in HF Sinclair’s and our favor, could be substantial, and such litigation could divert management time and resources of HF Sinclair and HEP from pursuing the consummation of the HF Sinclair Merger Transaction and other potentially beneficial business opportunities.
Financial projections by HEP may not prove to be reflective of actual future results.
In connection with the HF Sinclair Merger Transaction, HLS’s management prepared and considered, among other things, internal financial forecasts for HEP. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected timeframes. In addition, the failure of businesses to achieve projected results could have a material adverse effect on the share price of HF Sinclair common stock and on HF Sinclair’s financial position and ability to maintain or increase its dividends following the HF Sinclair Merger Transaction.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Common Unit Repurchases Made in the Quarter

None.

Item 5. Other Information

None.

Item 6.Exhibits

The Exhibit Index beginning on page 60 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

Tae o
Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated August 15, 2023, by and among HF Sinclair Corporation, Navajo Pipeline Co., L.P., Holly Apple Holdings LLC, Holly Energy Partners, L.P., HEP Logistics Holdings, L.P. and Holly Logistic Services, L.L.C. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed August 16, 2023, File No. 1-41325).

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

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates whose Securities Collateralize Securities of the Registrant.
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following financial information from Holly Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Partners’ Equity, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104++	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
++	Filed electronically herewith.

Tae o
HOLLY ENERGY PARTNERS, L.P.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLY ENERGY PARTNERS, L.P.
(Registrant)

By: HEP LOGISTICS HOLDINGS, L.P. its General Partner

By: HOLLY LOGISTIC SERVICES, L.L.C. its General Partner

November 2, 2023	/s/ John Harrison
John Harrison
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 2, 2023	/s/ Kenneth P. Norwood
Kenneth P. Norwood
Vice President and Controller (Principal Accounting Officer)